Form 10-Q
period 2004-09-30
MOMENTA PHARMACEUTICALS INC
filed 2004-11-12
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission File Number 0-50797

Momenta Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3561634 (I.R.S. Employer Identification No.)

675 West Kendall Street, Cambridge, MA (Address of Principal Executive Offices)	02142 (Zip Code)

(617) 491-9700 (Registrant’s Telephone Number, Including Area Code)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

          Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of October 30, 2004:

Class	Number of Shares
Common Stock $0.0001 par value	25,392,385

MOMENTA PHARMACEUTICALS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

MOMENTA PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$6,800	$4,613
Marketable securities	51,116	7,994
Unbilled collaboration revenue	2,238	2,018
Prepaid expenses and other current assets	1,347	262

Total current assets	61,501	14,887
Property and equipment, net	2,094	1,117
Restricted cash	1,485	—
Other assets	6	80

Total assets	$65,086	$16,084

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,248	$804
Accrued expenses	1,054	571
Deferred revenue	147	147
Line of credit obligation	333	321

Total current liabilities	3,782	1,843
Deferred revenue-net of current portion	307	417
Line of credit obligation-net of current portion	121	372
Unvested restricted stock	1	6

Total liabilities	4,211	2,638
Commitments and contingencies
Redeemable convertible preferred stock, $0.01 par value, issuable in series; 0 and 10,000,000 shares authorized at September 30, 2004 and December 31, 2003, respectively; 0 and 9,117,316 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	—	27,225

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2004	—	—
Common stock, $0.0001 par value; 100,000,000 and 20,000,000 shares authorized at September 30, 2004 and December 31, 2003, respectively; 25,392,243 and 4,162,805 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	3	—
Additional paid-in capital	112,107	4,960
Accumulated other comprehensive loss	(107)	(6)
Due from officer	(36)	(71)
Deferred compensation	(3,481)	(3,034)
Accumulated deficit	(47,611)	(15,628)

Total stockholders’ equity (deficit)	60,875	(13,779)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$65,086	$16,084

See accompanying notes to unaudited financial statements.

MOMENTA PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

 (in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Collaboration revenue	$1,843	$—	$4,994	$—
Operating expenses:
Research and development*	4,481	1,423	10,229	3,151
General and administrative*	1,852	957	4,841	2,527

Total operating expenses	6,333	2,380	15,070	5,678

Loss from operations	(4,490)	(2,380)	(10,076)	(5,678)
Interest income	230	14	365	31
Interest expense	(10)	(14)	(31)	(32)

Net loss	(4,270)	(2,380)	(9,742)	(5,679)
Deemed dividend related to beneficial conversion feature of Series C redeemable convertible preferred stock	—	—	(20,389)	—
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(696)	(1,852)	(1,202)

Net loss attributable to common stockholders	$(4,270)	$(3,076)	$(31,983)	$(6,881)

Basic and diluted net loss attributable to common stockholders per common share	$(.18)	$(1.45)	$(2.99)	$(3.77)

Shares used in computing basic and diluted net loss attributable to common stockholders per common share	24,309	2,117	10,691	1,826

*Includes stock-based compensation of the following:
Research and development	$120	$30	$319	$78
General and administrative	247	151	1,200	393

Total stock-based compensation	$367	$181	$1,519	$471

See accompanying notes to unaudited financial statements.

MOMENTA PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net loss	$(9,742)	$(5,679)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	365	175
Stock compensation expense	1,519	471
Noncash interest expense	8	7
Amortization of premium on investments	656	—
Changes in operating assets and liabilities:
Unbilled collaboration revenue	(220)	—
Prepaid expenses and other current assets	(1,073)	(47)
Restricted cash	(1,485)	—
Other assets	74	46
Accounts payable	1,444	169
Accrued expenses	482	(53)
Deferred revenue	(110)	—

Net cash used in operating activities	(8,082)	(4,911)

Investing activities:
Purchases of property and equipment	(1,342)	(307)
Purchases of marketable securities	(54,422)	—
Maturities of marketable securities	10,542	—

Net cash used in investing activities	(45,222)	(307)

Financing activities:
Proceeds from initial public offering of common stock	35,297	—
Proceeds from issuance of redeemable convertible preferred stock, net of cash paid for issuance costs	20,390	18,900
Proceeds from line of credit	—	1,002
Payments on line of credit	(246)	(209)
Payment of officer obligation	36	36
Proceeds from exercise of stock options	14	2
Purchase of treasury stock	—	(2)

Net cash provided by financing activities	55,491	19,729

Net increase in cash and cash equivalents	2,187	14,511
Cash and cash equivalents at beginning of period	4,613	1,471

Cash and cash equivalents at end of period	$6,800	$15,982

See accompanying notes to unaudited financial statements.

MOMENTA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.      The Company

Business

          Momenta Pharmaceuticals, Inc. (the “Company” or “Momenta”) was incorporated in the state of Delaware on May 17, 2001. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company specializing in the sequencing and engineering of complex sugars for the development of improved versions of existing drugs, the development of novel drugs and the discovery of new biological processes.

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

Basis of Presentation

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Registration Statement on Form S-1, as amended, declared effective by the SEC on June 21, 2004.

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

          On May 10, 2004, the Company’s Board of Directors authorized a 1.28-for-1 common stock split effected in the form of a common stock dividend. All common share and per share information in the accompanying financial statements has been retroactively restated to reflect such common stock split.

2.      Summary of Significant Accounting Policies

Cash, Cash Equivalents, and Marketable Securities

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

          All marketable securities, which primarily represent marketable debt securities, have been classified as “available-for-sale.” Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and evaluates such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive loss and reported as a separate component of stockholders’ equity (deficit). Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest earned on marketable securities is included in interest income.

Credit Risks and Concentrations

          Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash equivalents and marketable securities. The Company has established guidelines relating to diversification and maturities that allows the Company to manage risk.

Revenue Recognition

          Revenues resulting from the Company’s collaboration agreement with  Sandoz N.V. and Sandoz Inc., each an affiliate of Novartis AG (“Sandoz”) include an initial payment, reimbursement of development services and expenses, and potential future milestones and royalties. The initial payment represented reimbursement of specific development costs incurred prior to the date of the collaboration. Amounts earned under the collaboration agreement are not refundable if the research or development is unsuccessful. To date, the Company has not earned any milestones or royalties.

          The Company uses revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into collaboration revenue in the statement of operations over the term of the performance obligation. Revenues from research and development services and expenses are recognized in the period the services are performed and the reimbursable costs are incurred.

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

          As set forth below, the pro forma disclosures of net loss allocable to common stockholders and loss per share allocable to common stockholders are as if the Company had adopted the fair value based method of accounting in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, which assumes the fair value based method of accounting had been adopted (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders as reported	$(4,270)	$(3,076)	$(31,983)	$(6,881)
Add: Stock-based employee compensation expenses included in net loss attributable to common stockholders	347	165	1,355	448
Deduct: Stock-based employee compensation determined under fair value based method	(291)	(72)	(1,144)	(166)

SFAS 123 Pro forma net loss	$(4,214)	$(2,983)	$(31,772)	$(6,599)

Basic and diluted net loss per share allocable to common stockholders:
As reported	$(0.18)	$(1.45)	$(2.99)	$(3.77)

SFAS 123 Pro forma net loss	$(0.17)	$(1.41)	$(2.97)	$(3.61)

Comprehensive Loss

          The Company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes rules for the reporting and display of comprehensive loss and its components. Components of comprehensive loss include net loss and unrealized losses on available-for-sale securities that have generally been reported in the statement of stockholders’ equity. Comprehensive loss for the three months ended September 30, 2004 and 2003 was $4.3 million and $2.4 million, respectively. Comprehensive loss for the nine months ended September 30, 2004 and 2003 was $9.8 million and $5.7 million, respectively.

Net Loss Per Share

          The Company computes net loss per share in accordance with SFAS No. 128, Earnings Per Share (SFAS No. 128). Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common stock equivalent shares consist of redeemable convertible preferred stock, stock options and warrants. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is antidilutive. Accordingly, basic and diluted net loss per share is the same.

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

3.      Commitments and Contingencies

          In September 2004, the Company entered into a Sublease Agreement with Vertex Pharmaceuticals, as sublandlord, to sublease approximately 45,000 rentable square feet of office and laboratory space.  The initial term of the sublease is 80 months commencing on September 15, 2004.  This agreement will add the following amounts to the Company’s operating lease obligations: 2004: $0.3 million; 2005 through 2006: $3.4 million; 2007 through 2008: $4.1 million; and after 2008: $4.7 million.

4.      Stockholders’ Equity and Redeemable Convertible Preferred Stock

          On June 25, 2004, the Company successfully completed an initial public offering of its common stock. The initial public offering consisted of the sale of 5,350,000 shares of common stock at a price of $6.50 per share. As part of the offering, the Company granted to the underwriters an option to purchase an additional 802,500 shares within 30 days of the initial public offering to cover over-allotments. This option was exercised in full in connection with the closing of the initial public offering. Net proceeds from the initial public offering after deducting underwriters’ discounts and expenses were $35.3 million.

          On March 8, 2004, the Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) was adopted by the Board of Directors and was approved by the Company’s stockholders on June 10, 2004. Pursuant to the terms of the Incentive Plan, the Company is authorized to issue up to 3,948,785 shares of common stock with annual increases (to be added on the first day of the Company’s fiscal years during the period beginning in fiscal year 2005 and ending on the second day of fiscal year 2013) of the lowest of (i) 1,974,393 shares, (ii) 5% of the then outstanding number of common shares or (iii) such other amount as the Board of Directors may authorize. On the same respective dates, the Company’s Board of Directors and stockholders adopted and approved the Company’s 2004 Employee Stock Purchase Plan pursuant to which the Company is authorized to issue up to 524,652 shares of common stock.

          In February 2004, the Company sold 2,612,696 shares of Series C redeemable convertible preferred stock for net proceeds of $20.4 million. These shares contained a beneficial conversion feature based on the fair value of the Company’s common stock at the date of such sale compared to the Series C redeemable convertible preferred stock share price. For financial accounting purposes, the total value of the beneficial conversion feature of approximately $20.4 million was recognized as a dividend in the first quarter of 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion should be read along with the unaudited financial statements and notes included in Item 1 of this Quarterly Report, as well as the audited financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2003, included in our final prospectus dated June 21, 2004 for our initial public offering filed with the Securities and Exchange Commission. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, general and administrative expenses, research and development expenses, development and manufacturing efforts, regulatory filings and the sufficiency of our cash for future operations. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “expect,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

          Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed below under the subheading “Risk Factors That May Affect Results” and elsewhere in this report. We undertake no obligation to revise or update or revise publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described in “Risk Factors That May Affect Results” below, as well as in the documents filed by us with the Securities and Exchange Commission, as they may be amended from time to time, including our final prospectus dated June 21, 2004.

Business Overview

          Momenta is a biotechnology company specializing in the sequencing and engineering of complex sugars for the development of improved versions of existing drugs, the development of novel drugs and the discovery of new biological processes. We are also utilizing our ability to sequence sugars to create near-term technology-enabled generic products. Through detailed analysis of the molecular structure of complex sugars, our proprietary technology provides a more complete understanding of the roles that sugars play in cellular function, disease and drug action. Based on our understanding of complex sugars, we have developed a diversified pipeline of novel discovery and development candidates and near-term product opportunities. Our most advanced product candidate, M-Enoxaparin, is designed to be a generic version of Lovenox®, the most widely prescribed low molecular weight heparin, or LMWH, in the world. We have formed a collaboration with Sandoz N.V. and Sandoz Inc., collectively Sandoz, an affiliate of Novartis AG, to jointly develop, manufacture and commercialize M-Enoxaparin.

          Our revenues for the three and nine months ended September 30, 2004 were $1.8 million and $5.0 million, respectively, consisting of amortization of the initial payment received under our collaboration agreement with Sandoz executed in November 2003 and amounts earned by us for reimbursement by Sandoz of research and development services and reimbursement of development costs for M-Enoxaparin.

          Since our inception in May 2001 we have incurred annual net losses. As of September 30, 2004, we had an accumulated deficit of $47.6 million. We recognized net losses of $9.7 million for the first nine months of 2004, $7.9 million for the year ended December 31, 2003 and $4.9 million for the year ended December 31, 2002. We expect to incur substantial and increasing losses for the next several years as we develop our product candidates, expand our research and development activities and prepare for the commercial launch of our product candidates. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

          Since our inception, we have had no revenues from product sales and have funded our operations primarily through the sale of equity securities. In February 2004, we raised net cash proceeds of $20.4 million from the sale of Series C redeemable convertible preferred stock. On June 25, 2004, we completed an initial public offering of our common stock, the net proceeds of which were approximately $35.3 million after deducting underwriters’ discounts and expenses. We have devoted substantially all of our capital resources to the research and development of our product candidates.

Financial Operations Overview

Revenue

          We have not yet generated any revenue from product sales and do not expect to generate any revenue from the sale of products over the next several years. We have recognized, in the aggregate, $6.4 million of revenue from our inception through September 30, 2004. This revenue was derived entirely from our collaboration agreement with Sandoz executed in November 2003. We will seek to generate revenue from a combination of research and development efforts, profit sharing, milestone payments and royalties in connection with our Sandoz collaboration and future collaborative or strategic relationships. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development efforts under our collaborative or strategic relationships, and the amount and timing of shipments made upon the sale of our products, to the extent any are successfully commercialized.

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

          M118.    M118 is a LMWH that was rationally designed to provide improved anti-clotting activity and flexible administration to treat patients with acute coronary syndromes, or ACS. M118 is currently in preclinical development. We recently made a strategic decision to develop an alternate manufacturing process for M118 now rather than waiting until a later stage in the product’s clinical development. This process development effort is intended to result in a more efficient and reproducible process for manufacturing the drug substance required for future clinical and commercial programs and has the potential to reduce near-term development costs for M118. Development of the alternate manufacturing process is anticipated to cause a six to twelve month delay in the filing of the investigational new drug application, or IND, for M118 from our previously disclosed target filing date of June 2005.  We expect that additional expenditures will be required to complete preclinical testing for M118. If such preclinical testing is successful, we will plan to file an IND, and begin Phase I clinical trials shortly thereafter. Because M118 is in preclinical development, we are not able to estimate the cost to complete the research and development phase nor are we able to estimate the timing of bringing M118 to market.

          Other Development Opportunities.  We are developing M-Dalteparin, a technology-enabled generic version of Fragmin®, a LMWH marketed by Pfizer.  Other research programs include: a sugar-mediated technology that improves the non-invasive delivery of therapeutic proteins and capabilities which enable engineering of complex sugars on therapeutic proteins to improve the efficacy, reduce side effects and modify the dosage of protein drugs. In our drug discovery program, we are applying our understanding of sugar biology to develop sugar-based drugs and identify specific biological processes and pathways that can be targeted with small molecules and antibody drugs, focused initially on oncology.

General and Administrative

          General and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, accounting, business development and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services.

          We anticipate additional increases in general and administrative expense for investor relations and other activities associated with operating as a publicly-traded company. These increases will also likely include the hiring of additional personnel. We intend to continue to incur increased internal and external business development costs to support our various product development efforts, which can vary from period to period.

Results of Operations

 Three Months Ended September 30, 2004 and 2003

Revenue

          Revenue for the three months ended September 30, 2004 was $1.8 million, which was entirely attributable to our Sandoz collaboration. We had no revenues during the three months ended September 30, 2003.

Research and Development

          The following table summarizes the primary components of our research and development expense for our principal research and development programs for the three months ended September 30, 2004 and 2003.

Research and Development Program (in thousands)	2004	2003
M-Enoxaparin	$2,329	$1,070
M118	1,282	133
Drug delivery	278	69
Other discovery and development programs	592	151

Total research and development expense	$4,481	$1,423

          Research and development expense for the three months ended September 30, 2004 was $4.5 million compared to $1.4 million during the three months ended September 30, 2003. Our increase in research and development expenses principally resulted from increased manufacturing process development and personnel-related costs for the M-Enoxaparin program and the M118 development program. Manufacturing process development costs for M-Enoxaparin and M118 increased by $0.5 million and $0.6 million, respectively, and personnel and related costs due to increased headcount increased by $0.6 million and $0.4 million, respectively.

General and Administrative

          General and administrative expense for the three months ended September 30, 2004 was $1.9 million compared to $1.0 million during the three months ended September 30, 2003. General and administrative expense increased due primarily to an increase in professional fees of $0.3 million, stock compensation expense of $0.1 million, insurance coverage of $0.2 million and marketing costs of $0.1 million.

Interest Income and Expense

          Interest income increased to approximately $230,000 for the three months ended September 30, 2004 from approximately $14,000 for the three months ended September 30, 2003, primarily due to higher average investment balances in 2004 as a result of the proceeds from our initial public offering in June 2004 and the issuance of Series C preferred stock in February 2004. Interest expense decreased from approximately $14,000 during the three months ended September 30, 2003 to approximately $10,000 for the three months ended September 30, 2004 due to a lower average balance on our bank line of credit in the second quarter of 2004.

Nine Months Ended September 30, 2004 and 2003

Revenue

          Revenue for the nine months ended September 30, 2004 was $5.0 million, which was attributable to our collaboration agreement with Sandoz signed in November 2003. We had no revenues during the nine months ended September 30, 2003.

Research and Development

          The following table summarizes the primary components of our research and development expense for our principal research and development programs for the nine months ended September 30, 2004 and 2003.

Research and Development Program (in thousands)	2004	2003
M-Enoxaparin	$5,307	$2,050
M118	2,711	197
Drug delivery	1,064	233
Other discovery and development programs	1,147	671

Total research and development expense	$10,229	$3,151

          Research and development expense for the nine months ended September 30, 2004 was $10.2 million compared to $3.2 million during the nine months ended September 30, 2003. Our increase in research and development expenses principally resulted from increased manufacturing process development and personnel-related costs for the M-Enoxaparin program and the M118 development program. Manufacturing process development costs for M-Enoxaparin and M118 increased by $1.9 million and $1.5 million, respectively, and personnel and related costs due to increased headcount increased by $1.1 million and $0.7 million, respectively.

General and Administrative

          General and administrative expense for the nine months ended September 30, 2004 was $4.8 million compared to $2.5 million during the nine months ended September 30, 2003. General and administrative expense increased primarily due to an increase of $0.8 million in stock compensation expense, $0.4 million in professional fees due to an increase in consulting, accounting and legal fees, $0.3 million in marketing costs, and $0.2 million in insurance costs.

Interest Income and Expense

          Interest income increased to approximately $365,000 for the nine months ended September 30, 2004 from approximately $31,000 during the nine months ended September 30, 2003, primarily due to higher average investment balances in 2004 as a result of the proceeds from our initial public offering in June 2004 and the issuance of Series C preferred stock in February 2004. Interest expense decreased from $32,000 for the nine months ending September 30, 2003 to $31,000 for the nine months ending September 30, 2004.

Liquidity and Capital Resources

          We have financed our operations since inception primarily through the private placements of equity securities and our initial public offering. From our inception through September 30, 2004, we have received net proceeds of $45.4 million from the issuance of redeemable convertible preferred stock. In addition, on June 25, 2004, we completed our initial public offering and raised net proceeds of approximately $35.3 million.

          At September 30, 2004, we had $57.9 million in cash, cash equivalents and marketable securities. In addition, the Company also holds $1.5 million in restricted cash which serves as collateral for a letter of credit related to its recent lease of office and laboratory space.  Net cash used in operating activities was $8.1 million and $4.9 million for the nine months ended September 30, 2004 and 2003, respectively. The use of cash in each period was primarily a result of net losses associated with our research and development activities and amounts incurred to develop our administrative infrastructure.

          Net cash used in investing activities was $45.2 million and $0.3 million for the nine months ended September 30, 2004 and 2003, respectively. In the first nine months of 2004, we used $54.4 million of cash to purchase marketable securities and had $10.5 million in maturities of marketable securities. In the first nine months of 2004 and 2003, we used $1.3 million and $0.3 million, respectively, to purchase equipment and leasehold improvements. We expect to use cash of approximately $2.0 million for capital expenditures in 2004, principally related to the purchase of laboratory equipment and leasehold improvements.  Prior to the end of our fiscal year, we anticipate financing a portion of our 2004 equipment purchases through an equipment lease.

          In the first nine months of 2004, our financing activities provided approximately $55.5 million, reflecting the issuance of our Series C redeemable convertible preferred stock for net proceeds of $20.4 million and our initial public offering for net proceeds of $35.3 million. Net cash provided by financing activities was $19.7 million for the nine months ended September 30, 2003 primarily attributable to the issuance of Series B redeemable convertible preferred stock resulting in net cash proceeds of $18.9 million and proceeds from a line of credit obligation of $1.0 million, offset by repayments of $0.2 million on the line of credit obligation.

          On September 23, 2004, we entered into a Sublease Agreement with Vertex Pharmaceuticals, as sublandlord, to sublease approximately 45,000 rentable square feet of office and laboratory space.  The initial term of the sublease is 80 months commencing on September 15, 2004.  This agreement will add the following amounts to our operating lease obligations: 2004: $0.3 million; 2005 through 2006: $3.4 million; 2007 through 2008: $4.1 million; and after 2008: $4.7 million.

          We anticipate that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations through the first half of 2007. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Funding Requirements

          We have received $4.7 million as of September 30, 2004 from our collaboration with Sandoz. We did not receive payments from any collaborations from our inception through December 31, 2003. Under our collaboration with Sandoz, Sandoz has agreed to fund a minimum amount of personnel and substantially all of the other ongoing development, commercialization and legal expenses incurred with respect to our M-Enoxaparin program, subject to the right to terminate upon reaching agreed-upon limits.

          We expect to use our current cash, cash equivalents and marketable securities to continue the development of our product candidates, our discovery research programs and for other general corporate purposes, including:

•     the approval and subsequent commercialization of near-term product candidates, including approximately $8.0 million to $10.0 million to develop M-Dalteparin through the filing of an ANDA;

•     the development of improved product candidates, including using approximately $9.0 million to $12.0 million to develop M118 through Phase I  clinical trials and $3.0 million to $5.0 million for the initial development of pulmonary formulations of therapeutic proteins;

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

          We have incurred significant losses since our inception in May 2001. At September 30, 2004, our accumulated deficit was approximately $47.6 million. We have not generated revenues from the sale of any products to date. We expect that our annual operating losses will increase over the next several years as we expand our drug commercialization, development and discovery efforts. To become profitable, we must successfully develop and obtain regulatory approval for our existing drug candidates, and effectively manufacture, market and sell any drug candidates we develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

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

          In conjunction with Sandoz, we plan to prepare and submit an application to the FDA seeking to produce and market M-Enoxaparin in the United States. FDA approval of our application is required before marketing a generic equivalent of a drug previously approved under a new drug application, or NDA. If we are unable to obtain FDA approval for, and successfully commercialize M-Enoxaparin, we may never realize revenue from this product and we may have to curtail our other product development programs. As a result, our business would be materially harmed.

          We will likely face intellectual property litigation with Aventis, the innovator of Lovenox.

          We will likely face costly and time consuming intellectual property litigation with Aventis, the innovator of Lovenox. Companies that produce branded pharmaceutical products for which there are unexpired patents listed in the FDA’s Orange Book routinely bring patent infringement litigation against applicants seeking FDA approval to manufacture and market generic forms of their branded products. In August 2003, Aventis sued Amphastar Pharmaceuticals, Inc., or Amphastar, and Teva Pharmaceuticals USA, Inc., or Teva, alleging, among other things, that the generic versions of Lovenox intended to be marketed by those companies infringe Aventis’ Patent No. 5,389,618, which is scheduled to expire on February 14, 2012. We expect to face patent litigation if and when we submit our regulatory application for a generic version of Lovenox to the FDA. Litigation often involves significant expense and could delay or prevent the introduction of a generic product. Under most circumstances, the decision as to when to begin marketing M-Enoxaparin will be determined jointly by us and Sandoz.

Sandoz, however, has sole discretion over the decision whether to market M-Enoxaparin under the following circumstance:

•      Sandoz has received ANDA approval for M-Enoxaparin; and

•                  a federal district court has determined that marketing M-Enoxaparin will not infringe Aventis’ patent rights or that the relevant Aventis patent rights are invalid or unenforceable, or Sandoz, in its reasonable judgment, concludes that a federal district court’s determination in a patent infringement suit between Aventis and a third party would permit the marketing of M-Enoxaparin; but

•                  Sandoz has neither settled litigation with Aventis nor received an unappealable judgment that marketing M-Enoxaparin will not infringe Aventis’ patent rights, nor has any third party received an unappealable judgment that the relevant Aventis patent rights are invalid or unenforceable or from which Sandoz could conclude that the marketing of M-Enoxaparin would not infringe Aventis’ patent rights.

          Should Sandoz elect to proceed in this manner, we could face substantial patent liability damages, including possible treble damages, if a final court decision is adverse to us. Sandoz has agreed to indemnify us for these liabilities, subject to Sandoz’s ability to offset certain of these liabilities against the profit-sharing amounts, the royalties and the commercial milestone payments otherwise due to us from the marketing of M-Enoxaparin. Further, if we are unsuccessful in any litigation, the court could issue a permanent injunction preventing us from marketing M-Enoxaparin for the life of Aventis’ patent. In addition, Aventis has significantly greater resources than we do, and litigation with Aventis could last a number of years, potentially delaying or prohibiting the commercialization of M-Enoxaparin. Intellectual property litigation involves many risks and uncertainties, and there is no assurance that we will prevail in any lawsuit brought by Aventis. If we are not successful in commercializing M-Enoxaparin or are significantly delayed in doing so, we may have to curtail our product development programs and our business would be materially harmed.

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

          In mid 2003, Amphastar and Teva filed ANDAs for generic versions of Lovenox with the FDA. In addition, other third parties may seek approval to manufacture and market generic versions of Lovenox in the United States prior to our ANDA filing. If any of these parties obtain FDA approval under ANDA guidelines, we may not gain any competitive advantage, we may never achieve significant market share for M-Enoxaparin, our revenues would be reduced and, as a result, our business, including our future discovery and development programs, would suffer. In addition, under the Hatch-Waxman Act, any developer of a generic drug that is considered first to have its ANDA accepted for review by the FDA, and whose filing includes a certification that any patents listed with the FDA for the drug are invalid or not infringed by the manufacture, use or sale of the generic drug, or “paragraph IV” certification, may be eligible to receive a 180-day period of generic market exclusivity. In the event that any eligible 180-day exclusivity period has not begun and/or expired at the time we receive tentative approval for M-Enoxaparin, we may be forced to wait until the expiration of the exclusivity period before the FDA could make our approval effective and we could launch M-Enoxaparin.

          If we fail to meet manufacturing requirements for M-Enoxaparin, our development and commercialization efforts may be materially harmed.

          We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We have entered into an agreement with Siegfried (USA), Inc. and Siegfried Ltd., pursuant to which Siegfried is further developing our M-Enoxaparin laboratory-scale processes, manufacturing the drug substance for M-Enoxaparin and providing certain other development services relating to M-Enoxaparin. We expect to depend on additional third parties to manufacture the drug product and provide analytical services with respect to M-Enoxaparin. We have not yet completed the manufacturing and testing of M-Enoxaparin necessary to file our regulatory submission and we may run into unforeseen difficulties that may cause a delay in the filing.

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

          The markets in which we intend to compete are undergoing, and are expected to continue to undergo, rapid and significant technological change. We expect competition to intensify as technological advances are made or new biotechnology products are introduced, such as alternatives to LMWHs or improved non-invasive delivery methods. New developments by competitors may render our current or future product candidates and/or technologies non-competitive, obsolete or not economical. Our competitors’ products may be more efficacious or marketed and sold more effectively than any of our products.

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

          Most generic pharmaceutical products are sold to customers through arrangements with group purchasing organizations, or GPOs. Generic pharmaceuticals are also sold through arrangements with retail organizations, mail order channels and other distributors. Many of the hospitals which make up M-Enoxaparin’s target market contract with the GPO of their choice for their purchasing needs. We expect to derive a large percentage of our future revenue for M-Enoxaparin from customers that have relationships with a small number of GPOs. Currently, a relatively small number of GPOs control a large majority of sales to hospital customers. In order to establish and maintain relationships with major GPOs, we believe we need to maintain adequate drug supplies, remain price competitive, comply with FDA regulations and provide high-quality products. The GPOs with whom we hope to establish relationships may also have relationships with our competitors and may decide to contract for or otherwise prefer products other than ours. Typically, GPO agreements may be terminated on short notice. If we are unable to establish and maintain arrangements with major GPOs and customers, sales of our products, revenues and profits would decline.

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

          We anticipate that our current cash, cash equivalents and marketable securities, including $20.4 million in net proceeds received in connection with the issuance of our Series C convertible preferred stock in February 2004, and the $35.3 million in net proceeds from our initial public offering, will be sufficient to fund our operations through the first half of 2007. We may seek additional funding in the future and intend to do so through collaborative arrangements and public or private equity and debt financings. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.

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

          Determination of the same active ingredients for M-Enoxaparin and M-Dalteparin will be based on our demonstration of the chemical equivalence of our generic versions to Lovenox and Fragmin, respectively. The FDA may require confirmatory information, for example, animal testing, to determine the sameness of active ingredients and that any inactive ingredients or impurities do not compromise the product’s safety and efficacy. Provision of sufficient information for approval may prove difficult and expensive. We must also demonstrate the adequacy of our methods, controls and facilities used in the manufacture of the product, including that they meet current good manufacturing practice, or cGMP. We cannot predict whether any of our generic product candidates will meet FDA requirements for approval.

          On February 19, 2003, a Citizen Petition was submitted to the FDA on behalf of Aventis requesting that the Commissioner of Food and Drugs withhold approval of any ANDA for a generic version of Lovenox until the conditions set forth in Aventis’ petition are satisfied. In its petition, Aventis principally requested that, until enoxaparin has been fully characterized, the FDA refrain from approving any ANDA citing Lovenox as the reference listed drug, until the manufacturing process used to create the generic product is determined to be equivalent to Aventis’ manufacturing process for Lovenox or the generic application is supported by proof of equivalent safety and effectiveness demonstrated through clinical trials. Since that time, there have been multiple supplements to the petition filed by Aventis as well as multiple comments to Aventis’ citizen petition submitted by third parties, including companies who have filed ANDAs for generic versions of Lovenox.  We expect that Aventis and other interested parties will continue to interact with the FDA and file additional responses and comments to the citizen petition docket going forward.  To date, the FDA has not yet publicly responded to Aventis’ requests nor has it issued any public interpretation of the guidelines for therapeutic equivalence as they may apply to LMWH products such as Lovenox or Fragmin. In the event that the FDA does not establish a standard for therapeutic equivalence with respect to generic versions of complex drugs, or requires us to conduct clinical trials or other lengthy processes, the commercialization of our technology-enabled generic product candidates could be delayed or prevented. Delays in any part of the process or our inability to obtain regulatory approval for our products could adversely affect our operating results by restricting or significantly delaying our introduction of new products.

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

          Our revenues and profits will depend heavily upon the availability of adequate reimbursement for the use of our approved product candidates from governmental and other third-party payors, both in the United States and in foreign markets. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

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

          The Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, changes the way Medicare will cover and reimburse for pharmaceutical products. The legislation expands Medicare coverage for drug purchases by the elderly and will introduce a new reimbursement methodology based on average sales prices for drugs. In addition, the new legislation provides authority for limiting the number of drugs that will be covered in any therapeutic class. As a result of the new legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for our products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

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

          Our research and development involves, and may in the future involve, the use of hazardous materials and chemicals, including sodium azide, cetylpyridinium chloride monohydrate, 4-chlorobenzyl chloride, sodium nitrite pyridine, sodium cyanoborohydride and barium acetate. For the nine months ended September 30, 2004 and for the fiscal years ended 2003, 2002 and 2001, we spent approximately $24,000, $17,500, $10,000 and $0, respectively, in order to comply with environmental and waste disposal regulations. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Although we maintain workers’ compensation insurance as prescribed by the Commonwealth of Massachusetts to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. For claims not covered by workers’ compensation insurance, we also maintain an employer’s liability insurance policy in the amount of $3.5 million per occurrence and in the aggregate. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

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

•     our collaborators may pursue alternative technologies or develop alternative products, either on their own or in collaboration with others, that may be competitive with the products on which they are collaborating with us or which could affect our collaborators’ commitment to our collaborations;

•     our collaborators may terminate their collaborations with us, which could make it difficult for us to attract new collaborators or adversely affect how we are perceived in the business and financial communities;

•     our collaborators may pursue higher-priority programs or change the focus of their development programs, which could affect the collaborators’ commitment to us; and

•     our collaborators with marketing rights may choose to devote fewer resources to the marketing of our product candidates, if any is approved for marketing, than to products from their own development programs.

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

          In the normal course of business, we periodically enter into academic, commercial and consulting agreements that contain indemnification provisions. With respect to our academic agreements, we typically indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our sublicensees’ exercise of rights under the agreement. With respect to our commercial agreements, including those with contract manufacturers, we indemnify our vendors from third party product liability claims which result from the production, use or consumption of the product, as well as for certain alleged infringements of any patent or other intellectual property right by a third party. With respect to consultants, we indemnify them from claims arising from the good faith performance of their services. We do not, however, typically indemnify parties for claims resulting from the gross negligence or willful misconduct of the indemnified party.

          We maintain insurance coverage which we believe may limit our obligations under these indemnification provisions. With respect to M-Enoxaparin, we are also protected under certain circumstances through the indemnification provided to us by Sandoz. However, should our obligation under an indemnification provision fall outside the scope of our insurance coverage, exceed applicable insurance coverage or if we were denied insurance coverage, our business, financial position and results of operations could be adversely affected and the market value of our common stock could decline. Similarly, if we are relying on a collaborator to indemnify us and the collaborator is denied insurance coverage or the indemnification obligation exceeds the applicable insurance coverage, and if the collaborator does not have other assets available to indemnify us, our business, financial position and results of operations could be adversely affected.

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

          If any parties successfully claim that our creation or use of proprietary technologies infringes upon their intellectual property rights, we might be forced to incur expenses to litigate the claims, pay damages, potentially including treble damages, if we are found to have willfully infringed such parties’ patent rights. In addition, if we are unsuccessful in litigation, a court could issue a permanent injunction preventing us from marketing and selling the patented drug or other technology for the life of the patent that we have been deemed to have infringed. Litigation concerning patents, other forms of intellectual property and proprietary technologies is becoming more widespread and can be protracted and expensive, and can distract management and other key personnel from performing their duties for us.

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

          We may need to resort to litigation to enforce a patent issued to us or to determine the scope and validity of third-party proprietary rights. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation could divert our management’s efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

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

•     significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors; and

•     investors’ general perception of our company, our products, the economy and general market conditions.

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

          Our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 68.8% of our outstanding common stock as of September 30, 2004. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

•     the ability of our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors and;

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

          If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of the shares sold in our initial public offering were freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. Substantially all of our remaining shares will be eligible for sale pursuant to Rule 144 upon the expiration of the 180-day lock-up agreements executed in connection with our initial public offering.

          Holders of an aggregate of approximately 18,601,275 shares of common stock have rights with respect to the registration of their shares of common stock with the Securities and Exchange Commission. If we register their shares of common stock following the expiration of the lock-up agreements, they can sell those shares in the public market.

          We have registered approximately 5,653,857 shares of common stock that are authorized for issuance under our stock plans, employee stock purchase plan and outstanding stock options. As of

September 30, 2004, 1,215,830 shares were subject to outstanding options. Because they are registered, the shares authorized for issuance under these plans can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above and the restrictions imposed on our affiliates under Rule 144.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of twenty four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2004, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. While our cash and investment balances have increased as a result of our initial public offering, we have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4. Controls and Procedures.

          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2004. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, is made known to our chief executive officer and chief financial officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

          We are currently not a party to any material legal proceedings.

Item 2.  Unregistered  Sales of Equity Securities and Use of Proceeds

(b)    Use of Proceeds from Registered Securities

(1)

On June 25, 2004, we sold 5,350,000 shares, together with an additional 802,500 shares pursuant to the exercise by the underwriters of an over-allotment option, of our common stock in connection with the closing of our initial public offering (the “Offering”). The Registration Statement on Form S-1 (Reg. No. 333-113522) we filed to register our common stock in the Offering was declared effective by the Securities and Exchange Commission on June 21, 2004.

(4)	(vii)

All of the net proceeds of the Offering have been invested into investment-grade marketable securities. None of the net proceeds were directly or indirectly paid to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

Item 6. Exhibits.

10.1	Letter of Extension to Consulting Agreement, dated July 12, 2004, by and between Ram Sasisekharan and the Company

10.2	Letter of Extension to Consulting Agreement, dated July 2, 2004, by and between Robert S. Langer, Jr. and the Company

10.3	Amendment to Letter of Extension, dated October 4, 2004, by and between Peter Barton Hutt and the Company

10.4	Industry Consulting Agreement, dated October 4, 2004, by and between Bennett M. Shapiro and the Company

10.5	Letter Agreement Amending Sublease, dated August 17, 2004, by and between Curis, Inc., the Company and Fresh Pond Research Park Trust

10.6	Extension of Lease (68 Moulton Street-2nd Floor), dated July 13, 2004, by and between 68 Moulton Street Realty Trust and the Company

10.7	Extension of Lease (68 Moulton Street-3rd Floor), dated July 13, 2004, by and between 68 Moulton Street Realty Trust and the Company

10.8	Letter Agreement Amending Development and Production Agreement for Active Pharmaceutical Ingredient, dated September 29, 2004, by and between Siegfried (USA), Inc., Siegfried Ltd. and the Company

10.9 †	Sublease Agreement, dated September 14, 2004, by and between Vertex Pharmaceuticals Incorporated and the Company

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350.

† Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: November 12, 2004
	By:	/s/ Alan L. Crane
Alan L. Crane President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2004
	By:	/s/ Richard P. Shea
Richard P. Shea Chief Financial Officer (Principal Financial and Accounting Officer)