Form 10-Q
period 2005-03-31
MOMENTA PHARMACEUTICALS INC
filed 2005-05-13
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File Number 0-50797

Momenta Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3561634
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

675 West Kendall Street, Cambridge, MA	02142
(Address of Principal Executive Offices)	(Zip Code)

(617) 491-9700

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of May 5, 2005.

Class	Number of Shares
Common Stock $0.0001 par value	25,496,041

MOMENTA PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Balance Sheets as of March 31, 2005 and December 31, 2004 (unaudited)

Statements of Operations for the Three Months Ended March 31, 2005 and 2004 (unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (unaudited)

Notes to Unaudited Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

SIGNATURES

Our logo, trademarks, (including but not limited to Momenta®) and service marks are the property of Momenta. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

MOMENTA PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$6,895	$11,678
Marketable securities	43,516	41,943
Accounts receivable	—	2,238
Unbilled collaboration revenue	3,736	2,801
Prepaid expenses and other current assets	1,328	1,456
Total current assets	55,475	60,116
Property and equipment, net of accumulated depreciation	3,463	2,723
Restricted cash	1,485	1,485
Other assets	6	6

Total assets	$60,429	$64,330
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,228	$3,489
Accrued expenses	2,439	1,611
Deferred revenue	147	147
Line of credit obligation	665	715

Total current liabilities	5,479	5,962
Deferred revenue-net of current portion	233	270
Line of credit obligation-net of current portion	972	1,105

Total liabilities	6,684	7,337
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2005	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2005 and December 31, 2004; 25,495,341and 25,408,944 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	3	3
Additional paid-in capital	112,657	112,510
Deferred compensation	(3,002)	(3,381)
Due from officer	—	(36)
Accumulated other comprehensive loss	(199)	(159)
Accumulated deficit	(55,714)	(51,944)

Total stockholders’ equity	53,745	56,993

Total liabilities and stockholders’ equity	$60,429	$64,330

See accompanying notes to unaudited financial statements.

MOMENTA PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Collaboration revenue	$3,773	$1,037
Operating expenses:
Research and development*	5,289	2,240
General and administrative*	2,540	1,409

Total operating expenses	7,829	3,649

Loss from operations	(4,056)	(2,612)
Interest income	313	41
Interest expense	(27)	(11)

Net loss	(3,770)	(2,582)
Deemed dividend related to beneficial conversion feature of Series C redeemable convertible preferred stock	—	(20,389)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(817)

Net loss attributable to common stockholders	$(3,770)	$(23,788)

Basic and diluted net loss per share attributable to common stockholders	$(0.15)	$(9.04)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	24,866	2,631

*Includes stock-based compensation of the following:

Research and development	$114	$91
General and administrative	313	317

Total stock-based compensation	$427	$408

See accompanying notes to unaudited financial statements.

MOMENTA PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net loss	$(3,770)	$(2,582)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	216	104
Stock compensation expense	427	408
Noncash interest expense	27	10
Amortization of premium on investments	369	54
Changes in operating assets and liabilities:
Accounts receivable	2,238	—
Unbilled collaboration revenue	(935)	1,019
Prepaid expenses and other current assets	128	(900)
Other assets	—	(20)
Accounts payable	(1,261)	(206)
Accrued expenses	828	497
Deferred revenue	(37)	(37)

Net cash used in operating activities	(1,770)	(1,653)

Investing activities:
Purchases of property and equipment	(956)	(42)
Purchases of marketable securities	(17,114)	(7,426)
Maturities of marketable securities	15,132	750

Net cash used in investing activities	(2,938)	(6,718)

Financing activities:

Proceeds from issuance of redeemable convertible preferred stock, net of cash paid for issuance costs	—	20,390
Payments on line of credit	(209)	(90)
Payment of officer obligation	36	36
Proceeds from issuance of common stock	98	7

Net cash (used in) provided by financing activities	(75)	20,343

Net increase (decrease) in cash and cash equivalents	(4,783)	11,972
Cash and cash equivalents at beginning of period	11,678	4,613

Cash and cash equivalents at end of period	$6,895	$16,585

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

Momenta is subject to risks common to companies in the biotechnology industry including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, as well as its ability to raise additional financing and comply with FDA and other government regulations.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2005.

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

All marketable securities, which primarily represent marketable debt securities, have been classified as “available-for-sale.” Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and evaluates such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive loss and reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest earned on marketable securities is included in interest income.

Credit Risks and Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash equivalents and marketable securities. The Company has established guidelines relating to diversification and maturities that allow the Company to manage risk.

Revenue Recognition

The Company has formed a collaboration with Sandoz N.V. and Sandoz Inc. (collectively “Sandoz”), an affiliate of Novartis AG, to jointly develop, manufacture and commercialize M-Enoxaparin.  Revenues associated with the Company’s collaboration with Sandoz include an initial payment, reimbursement of development services and expenses, and potential future milestones, profit share, and royalties. The initial payment represented reimbursement of specific development costs incurred prior to the date of the collaboration. Amounts earned under the collaboration agreement are not refundable if the research or development is unsuccessful. To date, the Company has not earned any milestones, profit share or royalties.

The Company uses revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables (EITF 00-21). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into collaboration revenue in the statement of operations over the term of the performance obligation. Revenues from research and development services and expenses are recognized in the period the services are performed and the reimbursable costs are incurred.

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

	Three Months Ended March 31,
	2005	2004
Net loss attributable to common stockholders as reported	$(3,770)	$(23,788)
Add: Stock-based employee compensation expenses included in net loss attributable to common stockholders	349	175
Deduct: Stock-based employee compensation determined under fair value based method	(376)	(134)

SFAS 123 Pro forma net loss	$(3,797)	$(23,747)

Basic and diluted net loss per share allocable to common stockholders:
As reported	$(0.15)	$(9.04)

SFAS 123 Pro forma net loss	$(0.15)	$(9.03)

Comprehensive Loss

The Company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes rules for the reporting and display of comprehensive loss and its components. Components of comprehensive loss include net loss and unrealized losses on available-for-sale securities that have generally been reported in the statement of stockholders’ equity. Comprehensive loss for the three months ended March 31, 2005 and 2004 was $3.8 million and $2.6 million, respectively.

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

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005, irrespective of the entity’s fiscal year. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) effective as of  January 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods: (i) the “modified prospective method” in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date or (ii) a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company is evaluating which method of adoption it will apply for Statement 123(R).

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options granted at fair value. Accordingly, the adoption of Statement 123(R) fair value method will have a significant impact on our result of operations, although its specific impact on our statement of operations cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  The adoption of Statement 123(R), however, will have no impact on our cash position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read along with the unaudited financial statements and notes included in Item 1 of this Quarterly Report, as well as the audited financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K  filed with the Securities and Exchange Commission. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, general and administrative expenses, research and development expenses, development and manufacturing efforts, regulatory filings and the sufficiency of our cash for future operations. Words such as “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “expect,” “might,” “could,” “intend,” variations of these terms, or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed below under the subheading “Risk Factors That May Affect Results” and elsewhere in this report. We undertake no obligation to revise or update or revise publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described in “Risk Factors That May Affect Results” below, as well as in the documents filed by us with the Securities and Exchange Commission, as they may be amended from time to time.

Business Overview

Momenta is a biotechnology company specializing in the sequencing, or detailed structural analysis, and design of complex sugars for the development of improved versions of existing drugs, the development of novel drugs and the discovery of new biological processes. We are also utilizing our ability to sequence sugars to create technology-enabled generic versions of sugar-based and biologic drug products. Through detailed analysis of the molecular structure of complex sugars, we believe our proprietary technology enables us to define the specific sugar sequences contained in complex sugar-based drugs, including those structures that had previously not been described due to a lack of available technology. In addition, we are able to derive a more complete understanding of the roles that sugars play in cellular function, disease and drug action based on our structural and biological analytic capabilities. With our capabilities for understanding complex sugars, we have developed a diversified pipeline of near-term product opportunities and novel discovery and development candidates.

Our most advanced product candidate, M-Enoxaparin, is designed to be a technology-enabled generic version of Lovenox® (enoxaparin),  a widely prescribed low molecular weight heparin, or LMWH. We have formed a collaboration with Sandoz to jointly develop, manufacture and commercialize M-Enoxaparin. In addition, we are developing M-Dalteparin, a technology-enabled generic version of Fragmin® (dalteparin), another LMWH. In early 2005, we announced goals relating to the application of our technology to the analysis of branched sugars on proteins, or glycoproteins. Many of the leading marketed protein therapeutics contain sugars. We believe our technology can be applied to analyze and quantify the specific sugars found on these glycoproteins to enable a better understanding of existing marketed protein drugs and to facilitate the development of equivalent versions of these products. We intend to work with biotechnology companies to help them understand the sugars contained on their products, to, among other things, assist them with manufacturing and quality control activities. In addition, we believe our technology offers the opportunity to develop follow-on biologics. While the specific type of information that will be required to approve a follow-on glycoprotein drug has not been determined by the FDA, we believe improved capabilities for characterizing, or determining specific sequences of the sugars, will be critical to any future opportunity created for FDA approval of such drugs, and we may apply our technology to the development of follow-on protein products. We also believe our technology can be applied to modify the complex sugars on therapeutic proteins to improve the efficacy, reduce side effects and modify the dosing frequency of selected protein drugs.

Our business strategy is to utilize near-term product opportunities such as M-Enoxaparin, M-Dalteparin, and the application of our analytical capabilities to glycoproteins to provide a funding source for our development and discovery programs. Over the long term, we expect to generate value by leveraging our understanding of sugars to create novel therapeutics which address critical unmet medical needs in a wide range of disease areas including oncology, cardiovascular disease, inflammation and immunology. Currently, our improved and novel drug development programs include M118, which is a LMWH specifically designed for the treatment of acute coronary syndromes, or ACS; the application of our technology to improve the non-invasive delivery of therapeutic proteins; and a discovery program focused on oncology.

Our revenues for the three months ended March 31, 2005 were $3.8 million, consisting of amortization of the initial payment received under our collaboration agreement with Sandoz executed in November 2003 and amounts earned by us for reimbursement by Sandoz of research and development services and reimbursement of development costs for M-Enoxaparin.

Since our inception in May 2001 we have incurred annual net losses. As of March 31, 2005, we had an accumulated deficit of $55.7 million. We expect to incur substantial and increasing losses for the next several years as we develop our product candidates, expand our research and development activities and prepare for the commercial launch of our product candidates. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

We have derived our revenues from our collaboration agreement with Sandoz and primarily consist of amounts earned by us for reimbursement by Sandoz of research and development services and development costs for M-Enoxaparin. We have devoted substantially all of our capital resources to the research and development of our product candidates.

The biotechnology and pharmaceutical industries in which we intend to compete are undergoing, and are expected to continue to undergo, rapid and significant technological change. We expect competition to intensify as technological advances are made or new biotechnology products are introduced. To become and remain profitable, we must succeed in developing and commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities for which we are only in the preliminary stages: developing drugs, obtaining regulatory approval for them, and manufacturing, marketing and selling them. We have invested a significant portion of our time, financial resources and collaboration efforts in the development of our most advanced product candidate, M-Enoxaparin. Our successful development and commercialization of M-Enoxaparin, in collaboration with Sandoz, will depend on several factors, including: using our technology to demonstrate that M-Enoxaparin is therapeutically equivalent to Lovenox; manufacturing M-Enoxaparin; meeting the FDA’s requirements for approval and commercialization; the outcome of potential litigation with Sanofi-Aventis relating to enoxaparin, if any; and our ability to market M-Enoxaparin and achieve acceptance of M-Enoxaparin in the medical community and with third-party payors.

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales and do not expect to generate any revenue from the sale of products over the next several years. We have recognized, in the aggregate, $13.1 million of revenue from our inception through March 31, 2005. This revenue was derived entirely from our collaboration agreement with Sandoz. We will seek to generate revenue from a combination of research and development payments, profit sharing payments, milestone payments and royalties in connection with our Sandoz collaboration and similar future collaborative or strategic relationships. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development and other payments received under our collaborative or strategic relationships, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

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

The following summarizes our primary research and development programs:

M-Enoxaparin.    Our most advanced product, M-Enoxaparin, is designed to be a technology-enabled generic version of Lovenox. We have formed a collaboration with Sandoz to jointly develop, manufacture and commercialize M-Enoxaparin and we continue to target the filing of an Abbreviated New Drug Application, or ANDA, in mid-2005. Under our collaboration agreement, Sandoz is responsible for funding substantially all of the M-Enoxaparin development, regulatory, legal and commercialization costs. The development and commercialization and the timing of bringing M-Enoxaparin to market is subject to uncertainties relating to the development, regulatory approval and legal processes.

M-Dalteparin.    M-Dalteparin is designed to be a technology-enabled generic version of Fragmin. Our development, regulatory, and commercialization strategies for M-Dalteparin are similar to those of M-Enoxaparin. As a result, the total cost of development and commercialization and the timing of bringing M-Dalteparin to market is subject to similar uncertainties relating to the development and regulatory approval processes.  We plan to file an ANDA for M-Dalteparin in mid-2006.

Glycoproteins.    We are applying our technology to analyze and quantify the specific complex sugars found on therapeutic protein drugs. We believe our technology can be used to better understand existing marketed protein drugs and to facilitate the development of equivalent versions of these products. We believe our analytic and engineering capabilities can also be applied to improve the efficacy, reduce side effects and modify the dosage of protein drugs through modification of the sugars on therapeutic proteins.

M118.    M118 is a LMWH that was rationally designed to provide improved anti-clotting activity and flexible administration to treat patients with ACS. M118 is currently in preclinical development. We expect that additional expenditures will be required to complete preclinical testing and, if such preclinical testing is successful and we do not encounter other difficulties, we intend to file an investigational new drug application, or IND, in mid-2006, and begin Phase I clinical trials shortly thereafter. Because M118 is in preclinical development, we are unable to estimate the cost to complete the research and development phase nor are we able to estimate the timing of bringing M118 to market.

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

We anticipate additional increases in general and administrative expense to support increases in research and development programs. These increases will likely include the hiring of additional personnel. We intend to continue to incur increased internal and external legal and business development costs to support our various product development efforts, which can vary from period to period.

Results of Operations

Three Months Ended March 31, 2005 and 2004

Revenue

Revenues for the three months ended March 31, 2005 and 2004 were $3.8 million and $1.0 million, respectively, which were entirely attributable to our Sandoz collaboration.

Research and Development

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the three months ended March 31, 2005 and 2004:

Research and Development Program (in thousands)	2005	2004
M-Enoxaparin	$3,230	$708
M118	467	787
Drug delivery	341	347
Other discovery and development programs	1,251	398
Total research and development expense	$5,289	$2,240

Research and development expense for the three months ended March 31, 2005 was $5.3 million compared to $ 2.2 million during the three months ended March 31, 2004. Our increase in research and development expenses principally resulted from increased manufacturing and personnel-related costs for the M-Enoxaparin program. Manufacturing costs for M-Enoxaparin increased by $1.4 million, personnel and related costs due to increased headcount increased by $1.3 million and other M-Enoxaparin development costs increased by $0.4 million.

General and Administrative

General and administrative expense for the three months ended March 31, 2005 was $2.5 million compared to $1.4 million during the three months ended March 31, 2004. General and administrative expense increased due primarily to an increase in professional fees of $0.6 million, salaries and related costs of $0.2 million and insurance coverage and other public company costs of $0.2 million.

Interest Income and Expense

Interest income increased to approximately $313,000 for the three months ended March 31, 2005 from approximately $41,000 for the three months ended March 31, 2004, primarily due to higher average investment balances in 2005 primarily as a result of the proceeds from our initial public offering in June 2004.  Interest expense increased from approximately $11,000 during the three months ended March 31, 2004 to approximately $27,000 for the three months ended March 31, 2005 due to the additional line of credit obligation in December 2004.

Liquidity and Capital Resources

At March 31, 2005, we had $50.4 million in cash, cash equivalents and marketable securities. In addition, the Company also holds $1.5 million in restricted cash which serves as collateral for a letter of credit related to its lease of office and laboratory space.  Net cash used in operating activities for the three months ended March 31, 2005 and 2004 was $1.8 million and $1.7 million, respectively. The use of cash in each period was primarily a result of net losses associated with our research and development activities and administrative costs.

Net cash used in investing activities for the three months ended March 31, 2005 and 2004 was $2.9 million and $6.7 million, respectively. In the first three months of 2005, we used $17.1 million of cash to purchase marketable securities and had $15.1 million in maturities of marketable securities. In the first three months of 2005 and 2004, we used $1.0 million and $42,000, respectively, to purchase equipment and leasehold improvements. We expect to use cash of approximately $2 million for capital expenditures in 2005, principally related to the purchase of laboratory equipment and leasehold improvements.  We have $1.5 million available on a $3.0 million equipment line of credit entered into in December 2004.

During the first three months of 2005, we used approximately $75,000 in our financing activities.  We made

$209,000 in principal payments on our line of credit obligation, offset by proceeds of $98,000 from stock option exercises and purchases of common shares through our Employee Stock Purchase Plan, as well as a repayment of $36,000 by an officer.  During the first three months of 2004, cash provided from financing activities was $20.3 million, primarily from the issuance of our Series C redeemable convertible preferred stock for net proceeds of $20.4 million, offset by $90,000 in payments on our line of credit obligation.

We anticipate that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations through mid-2007. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Funding Requirements

We have received $9.7 million as of March 31, 2005 from our collaboration with Sandoz. We did not receive payments from any collaborations from our inception through December 31, 2003. Under our collaboration with Sandoz, Sandoz has agreed to fund a minimum amount of personnel and substantially all of the other ongoing development, commercialization and legal expenses incurred with respect to our M-Enoxaparin program, subject to the right to terminate upon reaching an agreed-upon limit.

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

If our existing resources and the proceeds of our initial public offering are insufficient to satisfy our liquidity requirements or if we acquire or license additional technologies, products or assets that fit within our growth strategy, we may need to raise additional external funds through the sale of equity or debt securities. The sale of equity securities may result in dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

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

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to

Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005, irrespective of the entity’s fiscal year. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on January 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods: (i) the “modified prospective method” in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date or (ii) a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company is evaluating which method of adoption it will apply for Statement 123(R).

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options granted at fair value. Accordingly, the adoption of Statement 123(R) fair value method will have a significant impact on our result of operations, although its specific impact on our statement of operations cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  The adoption of Statement 123(R), however, will have no impact on our cash position.

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

We have incurred significant losses since our inception in May 2001. At March 31, 2005, our accumulated deficit was approximately $55.7 million. We have not generated revenues from the sale of any products to date. We expect that our annual operating losses will increase over the next several years as we expand our drug commercialization, development and discovery efforts. To become profitable, we must successfully develop and obtain regulatory approval for our existing drug candidates, and effectively manufacture, market and sell any drug candidates we develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

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

Should we file a paragraph IV certification with our ANDA and thus attempt to commercialize M-Enoxaparin before expiration of Sanofi-Aventis Patent No. 5,389,618, we will likely face costly and time consuming intellectual property litigation with Sanofi-Aventis, the innovator of Lovenox. Companies that produce branded pharmaceutical products for which there are unexpired patents listed in the FDA’s Orange Book routinely bring patent infringement litigation against applicants seeking FDA approval to manufacture and market generic forms of their branded products before patent expiration. In August 2003, Sanofi-Aventis sued Amphastar and Teva, alleging, among other things, that the generic versions of Lovenox intended to be marketed by those companies infringe Sanofi-Aventis’ Patent No. 5,389,618, which is scheduled to expire on February 14, 2012. We expect to face patent litigation if and when we submit a paragraph IV certification with our regulatory application for a generic version of Lovenox to the FDA. Litigation often involves significant expense and could delay or prevent the introduction of a generic product. Under most circumstances, the decision as to when to begin marketing M-Enoxaparin will be determined jointly by us and Sandoz. Sandoz, however, has sole discretion over the decision whether to market M-Enoxaparin under certain circumstances.

Sandoz has agreed to indemnify us for patent liability damages, subject to Sandoz’s ability to offset certain of these liabilities against the profit-sharing amounts, the royalties and the milestone payments otherwise due to us from the marketing of M-Enoxaparin. Intellectual property litigation involves many risks and uncertainties, and there is no assurance that we will prevail in any lawsuit brought by Sanofi-Aventis. In addition, Sanofi-Aventis has significantly greater resources than we do, and litigation with Sanofi-Aventis could last a number of years, potentially delaying or prohibiting the commercialization of M-Enoxaparin. If we are not successful in commercializing M-Enoxaparin or are significantly delayed in doing so, we may have to curtail our product development programs and our business would be materially harmed.

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

To date, our analytical techniques and methods have been primarily focused on the characterization of linear sugars, such as those found in the heparin class of drugs. In order to adequately analyze the branched sugars found on glycoproteins, we will need to develop or acquire new technologies. Our inability to develop or acquire, and apply these new technologies would limit our ability to work with biotechnology companies to help them better understand the sugars contained on their products, impair our ability to assist biotechnology companies in developing improved and next generation versions of existing glycoprotein products, and limit our ability to perform the analysis that we believe may be required to enable follow-on or equivalent versions of these biologics. Our inability to adequately analyze these branched sugars could reduce the value of our glycoprotein program.

If other generic versions of Lovenox are approved and successfully commercialized before M-Enoxaparin, our business would suffer.

In mid-2003, Amphastar and Teva each filed ANDAs for generic versions of Lovenox with the FDA. In addition, other third parties may seek approval to manufacture and market generic versions of Lovenox in the United States prior to our ANDA filing. If any of these parties obtain FDA approval under ANDA guidelines, we may not gain any competitive advantage. Also, we may never achieve significant market share for M-Enoxaparin.  Consequently, our revenues would be reduced and, as a result, our business, including our future discovery and development programs, would suffer. In addition, under the Hatch-Waxman Act, any developer of a generic drug that is considered first to have its ANDA accepted for review by the FDA, and whose filing includes a paragraph IV certification, may be eligible to receive a 180-day period of generic market exclusivity. In the event that any eligible 180-day exclusivity period has not begun and/or expired at the time we receive tentative approval for M-Enoxaparin, we may be forced to wait until the expiration of the exclusivity period before the FDA could make our approval effective.

If we fail to meet manufacturing requirements for M-Enoxaparin, our development and commercialization efforts may be materially harmed.

We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We have entered into an agreement with Siegfried (USA), Inc. and Siegfried Ltd., pursuant to which Siegfried manufactures the drug substance for M-Enoxaparin and provides certain other services relating to M-Enoxaparin. We depend on additional third parties for the drug product and analytical services with respect to M-Enoxaparin. We have not yet filed our ANDA, including information on our manufacturing lots, and we or our third-party manufacturers, may encounter difficulties that may cause a delay in the filing.

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

We anticipate that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations through mid-2007. We may seek additional funding in the future and intend to do so through collaborative arrangements and public or private equity and debt financings. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.

If we are not able to retain our current senior management team or attract and retain qualified scientific, technical and business personnel, our business will suffer.

We are dependent on the members of our senior management team, in particular, Ganesh Venkataraman, our Co-Founder and Senior Vice President, Research, for our business success. Our employment agreements with Dr. Venkataraman and our other executive officers are terminable on short notice or no notice. We do not carry life insurance on the lives of any of our personnel. The loss of any of our executive officers would result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and approval of our product candidates. In addition, our growth will require us to hire a significant number of qualified scientific, commercial and administrative personnel. There is intense competition from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, for human resources, including management, in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful development and commercialization of our product candidates.

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

•    we may face product liability risks associated with the sale of the acquired company’s products;

•    our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing diverse locations;

•    we may have difficulty maintaining uniform standards, internal controls, procedures and policies across locations;

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

We have a history of using broad-based employee stock option programs to hire, provide incentive for and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” allows companies the choice of either using a fair value method of accounting for options that would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally have not recognized any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board issued “Share-Based Payment” (Statement 123(R)). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity instruments issued. In determining the fair value of options and other equity-based awards, companies may use different valuation models that may involve extensive and complex analysis. Statement 123(R) will be effective for us no later than January 1, 2006, which is the first day of our 2006 fiscal year. We are in the process of reviewing Statement 123(R) to determine which model is more appropriate for us. We continue to evaluate the effect that the adoption of Statement 123(R) will have on our financial position and results of operations. We currently expect that our adoption of Statement 123(R) will adversely affect our operating results to some extent in future periods.

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

Determination of the same active ingredients for M-Enoxaparin and M-Dalteparin will be based on our demonstration of the chemical equivalence of our generic versions to Lovenox and Fragmin, respectively. The FDA may require confirmatory information including, for example, animal testing, to determine the sameness of active ingredients and that any inactive ingredients or impurities do not compromise the product’s safety and efficacy. Provision of sufficient information for approval may prove difficult and expensive. We must also demonstrate the adequacy of our methods, controls and facilities used in the manufacture of the product, including that they meet current good manufacturing practices, or cGMP. We cannot predict whether any of our generic product candidates will meet FDA requirements for approval.

In the event that the FDA modifies its current standards for therapeutic equivalence with respect to generic versions of M-Enoxaparin or M-Dalteparin, does not establish standards for therapeutic equivalence for generic versions of complex generic drug products, or requires us to conduct clinical trials or other lengthy processes, the commercialization of our technology-enabled generic product candidates could be delayed or prevented. Delays in any part of the process or our inability to obtain regulatory approval for our products could adversely affect our operating results by restricting or significantly delaying our introduction of new products.

If the FDA is not able to establish specific guidelines or arrive at a consensus regarding the scientific capabilities for analyzing complex protein drugs, and if the U.S. Congress does not take action to create an abbreviated regulatory pathway for follow-on protein products, this will increase the uncertainty about the value of our glycoprotein program.

The regulatory climate for generic versions of protein products remains very uncertain. Currently there is no established statutory or regulatory pathway which provides the FDA with the authority to approve generic versions of most protein drugs. Most therapeutic protein drugs were approved by the FDA under the Public Health Services Act as Biological Licensing Applications, or BLAs. Unlike products approved as NDAs, there is no provision in the Public Health Services Act for an abbreviated application that would permit approval of a follow-on protein product, and the FDA has stated it does not believe it has the authority to rely on prior BLA approvals or on their underlying data to approve a follow-on product. Moreover, even for proteins originally approved as NDAs, there is debate as to the data necessary to demonstrate the sameness required for ANDA approval. The FDA recently stated it anticipates drafting several guidances and concept papers to address the scientific and regulatory issues but that the development of many of these documents will take several months. It is anticipated that the U.S. Congress, based on guidance from the FDA, will establish a regulatory path sometime in the future for approval of generic versions of therapeutic protein products that were approved as BLAs. Failure of the FDA to establish standards or the U.S. Congress to enact legislation could reduce the value of our glycoprotein program.

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

Our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 74% of our outstanding common stock as of March 31, 2005. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of twenty four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. While our cash and investment balances have increased as a result of our initial public offering, we have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered  Sales of Equity Securities and Use of Proceeds.

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

All of the net proceeds of Offering have been invested into investment-grade marketable securities. None of the net proceeds were directly or indirectly paid to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities Exchange Commission pursuant to Rule 424(b).

Item 6. Exhibits.

10.1	Letter Amendment to Consulting Agreement, dated March 15, 2005, by and between Ram Sasisekharan and the Company.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: May 13, 2005
	By:	/s/ Alan L. Crane
Alan L. Crane, President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2005
	By:	/s/ Richard P. Shea
Richard P. Shea, Chief Financial Officer (Principal Financial and Accounting Officer)