Form 10-K/A
period 2004-12-31
MOMENTA PHARMACEUTICALS INC
filed 2005-07-14
CIK 1235010

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004, as originally filed with the Securities and Exchange Commission on March 31, 2005, for the sole purpose of revising the portions of two exhibits for which the Company is requesting confidential treatment. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-K. Part IV is also being amended to add new certifications in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTA PHARMACEUTICALS, INC.
Date: July 13, 2005	By:	/s/ ALAN L. CRANE Alan L. Crane Chief Executive Officer

EXHIBIT INDEX

				Incorporated by Reference to
Exhibit Number		Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1		Third Amended and Restated Certificate of Incorporation	S-1	3.3	03/11/2004	333-113522
3.2		Second Amended and Restated By-Laws	S-1	3.4	03/11/2004	333-113522
4.1		Specimen Certificate evidencing shares of common stock	S-1/A	4.1	06/15/2004	333-113522
4.2		Warrant to Purchase Stock, dated December 27, 2002, issued to Silicon Valley Bank; Acknowledgment and Agreement, dated February 25, 2004, by Silicon Valley Bankshares	S-1	4.2	03/11/2004	333-113522
4.3		Second Amended and Restated Investors' Rights Agreement, dated February 27, 2004, by and among the Purchasers listed therein, the Founders listed therein and the Registrant; Amendment No. 1 to Second Amended and Restated Investors' Rights Agreement dated June 10, 2004, by and among the Registrant and the Investors set forth therein	S-1/A	4.3	06/15/2004	333-113522
10.1	#	Amended and Restated 2002 Stock Incentive Plan	S-1	10.1	03/11/2004	333-113522
10.2	#	2004 Stock Incentive Plan	S-1/A	10.2	04/16/2004	333-113522
10.3	#	Form of Incentive Stock Option Agreement for 2004 Stock Incentive Plan	10-Q	10.1	08/16/2004	000-50797
10.4	#	Form of Nonstatutory Stock Option Agreement for 2004 Stock Incentive Plan	10-Q	10.2	08/16/2004	000-50797
10.5	#	2004 Employee Stock Purchase Plan	S-1/A	10.3	04/16/2004	333-113522
10.6	†	Collaboration and License Agreement, dated November 1, 2003, by and among Biochemie West Indies, N.V., Geneva Pharmaceuticals, Inc. and the Registrant	S-1/A	10.4	05/11/2004	333-113522

10.7	†
		Amended and Restated Exclusive Patent License Agreement, dated November 1, 2002, by and between the Massachusetts Institute of Technology and the Registrant (the "November 1, 2002 M.I.T. License"); First Amendment to the November 1, 2002 M.I.T. License, dated November 15, 2002, by and between the Massachusetts Institute of Technology and the Registrant; Letter Agreement, dated September 12, 2003, between the Massachusetts Institute of Technology and the Registrant; Letter Agreement, dated October 22, 2003, between the Massachusetts Institute of Technology and the Registrant; Second Amendment to the November 1, 2002 M.I.T. License, dated November 19, 2003, by and between the Massachusetts Institute of Technology and the Registrant; Third Amendment to the November 1, 2002 M.I.T. License, dated April 2, 2004, by and between the Massachusetts Institute of Technology and the Registrant	S-1/A	10.5	05/11/2004	333-113522
10.8	†	Exclusive Patent License Agreement, dated October 31, 2002, by and between the Massachusetts Institute of Technology and the Registrant (the "October 31, 2002 M.I.T. License"); First Amendment to the October 31, 2002 M.I.T. License, dated November 15, 2002, by and between the Massachusetts Institute of Technology and the Registrant	S-1/A	10.6	05/11/2004	333-113522
10.9	†	Fourth Amendment to the Amended and Restated Exclusive Patent License Agreement, dated November 1, 2002, by and between Massachusetts Institute of Technology and the Registrant	10-Q	10.3	08/16/2004	000-50797
10.10	†	Second Amendment to the Exclusive Patent License Agreement, dated October 31, 2002, by and between the Massachusetts Institute of Technology and the Registrant	10-Q	10.4	08/16/2004	000-50797
10.11	†	License Agreement for Installing Novel Functional Groups for Therapeutics, dated November 20 2002, by and between The Regents of the University of California through the Ernest Orlando Lawrence Berkeley National Laboratory and the Registrant	S-1/A	10.7	05/11/2004	333-113522
10.12		Letter Agreement, dated November 16, 2004, between the Regents of the University of California through the Ernest Orlando Lawrence Berkley National Laboratory and the Registrant	10-K	10.12	03/31/2005	000-50797
*10.13		Letter Agreement, dated February 8, 2005, between the Regents of the University of California through the Ernest Orlando Lawrence Berkley National Laboratory and the Registrant				000-50797

10.14	†	Development and Production Agreement for Active Pharmaceutical Ingredient, dated October 10, 2003, by and among Siegfried (USA), Inc., Siegfried Ltd. and the Registrant; Letter Agreement, dated February 14, 2004, by and between Siegfried (USA), Inc., Siegfried Ltd. and the Registrant; Letter Agreement, dated May 17, 2004, by and between Siegfried (USA), Inc., Siegfried Ltd. and the Registrant	S-1/A	10.8	05/21/2004	333-113522
*10.15	†	Letter Agreement, dated January 26, 2005, between Siegfried (USA), Inc. and Siegfried Ltd. ("Siegfried") and the Registrant				000-50797
10.16	†	Letter Agreement, dated February 1, 2005 between Siegfried and the Registrant	10-K	10.16	03/31/2005	000-50797
10.17	†	Letter Agreement, dated February 11, 2005, between Siegfried and the Registrant	10-K	10.17	03/31/2005	000-50797
10.18		Letter of Agreement Amending Development and Production Agreement for Active Pharmaceuticals Ingredient, dated September 29, 2004, by and between Siegfried (USA), Inc., Siegfried Ltd. and the Registrant	10-Q	10.8	11/12/2004	000-50797
10.19	#	Employment Agreement, dated March 15, 2002, by and between Alan L. Crane and the Registrant	S-1	10.9	03/11/2004	333-113522
10.20	#	Restricted Stock Purchase Agreement, dated June 13, 2001, by and between Alan L. Crane and the Registrant	S-1	10.10	03/11/2004	333-113522
10.21	#	Restricted Stock Purchase Agreement, dated March 15, 2002, by and between Alan L. Crane and the Registrant	S-1	10.11	03/11/2004	333-113522
10.22	#	First Amended and Restated Employment Agreement, dated April 10, 2002, by and between Ganesh Venkataraman and the Registrant	S-1	10.12	03/11/2004	333-113522
10.23	#	Restricted Stock Purchase Agreement, dated June 13, 2001, by and between Ganesh Venkataraman and the Registrant	S-1	10.13	03/11/2004	333-113522
10.24	#	Reallocation of Founder Shares Agreement, dated April 10, 2002, by and among Ganesh Venkataraman, Ram Sasisekharan, Robert S. Langer, Jr., Polaris Venture Partners III, L.P. and the Registrant	S-1	10.14	03/11/2004	333-113522
10.25	#	Employment Agreement, dated April 10, 2002, by and between Susan Whoriskey and the Registrant	S-1	10.15	03/11/2004	333-113522
10.26	#	Restricted Stock Purchase Agreement, dated April 10, 2002, by and between Susan Whoriskey and the Registrant	S-1	10.16	03/11/2004	333-113522

10.27	#	Consulting Agreement, dated July 23, 2001, by and between Robert S. Langer, Jr. and the Registrant; Letter of Extension dated June 23, 2003	S-1	10.17	03/11/2004	333-113522
10.28	#	Letter of Extension to Consulting Agreement, dated July 12, 2004, by and between Robert S. Langer and the Registrant	10-Q	10.2	11/12/2004	000-50797
10.29	#	Restricted Stock Purchase Agreement, dated June 13, 2001, by and between Robert S. Langer, Jr. and the Registrant	S-1	10.18	03/11/2004	333-113522
10.30	#	Consulting Agreement, dated August 16, 2001, by and between Ram Sasisekharan and the Registrant; Letter of Extension dated August 1, 2003	S-1	10.19	03/11/2004	333-113522
10.31	#	Letter of Extension to Consulting Agreement, dated July 12, 2004, by and between Ram Sasisekharan and the Registrant	10-Q	10.1	11/12/2004	000-50797
10.32	#	Restricted Stock Purchase Agreement, dated June 13, 2001, by and between Ram Sasisekharan and the Registrant	S-1	10.20	03/11/2004	333-113522
10.33	#	Consulting Agreement, dated September 18, 2002, by and between Peter Barton Hutt and the Registrant; Letter of Extension dated September 29, 2003	S-1	10.21	03/11/2004	333-113522
10.34	#	Amendment to Letter of Extension, dated October 4, 2004, between Peter Barton Hutt and the Registrant	10-Q	10.3	11/12/2004	000-50797
10.35	#	Restricted Stock Purchase Agreement, dated June 13, 2001, by and between Peter Barton Hutt and the Registrant	S-1	10.22	03/11/2004	333-113522
10.36		Loan and Security Agreement, dated December 27, 2002, by and between Silicon Valley Bank and the Registrant	S-1	10.23	03/11/2004	333-113522
10.37		First Loan Modification Agreement, dated December 28, 2004, between Silicon Valley Bank and the Registrant	10-K	10.37	03/31/2005	000-50797
10.38		Loan and Security Agreement, dated December 28, 2004, between Silicon Valley Bank and the Registrant	10-K	10.38	03/31/2005	000-50797
10.39		Sublease, dated February 25, 2002, by and between Curis, Inc. and the Registrant	S-1	10.24	03/11/2004	333-113522
10.40		Letter Agreement Amending Sublease, dated August 17, 2004, by and between Curis, Inc., Fresh Pond Research Park Trust and the Registrant	10-Q	10.5	11/12/2004	000-50797
10.41		Commercial Lease Agreement (68 Moulton Street—3rd Floor), dated October 16, 2003, by and between 68 Moulton Street Realty Trust and the Registrant; Extension of Lease dated February 11, 2004	S-1	10.25	03/11/2004	333-113522

10.42		Extension of Lease (68 Moulton Street—3nd Floor), dated July 13, 2004, by and between 68 Moulton Street Realty Trust and the Registrant	10-Q	10.7	11/12/2004	000-50797
10.43		Commercial Lease Agreement (68 Moulton Street—2nd Floor), dated February 1, 2004, by and between 68 Moulton Street Realty Trust and the Registrant	S-1	10.26	03/11/2004	333-113522
10.44		Extension of Lease (68 Moulton Street—2nd Floor), dated July 13, 2004, by and between 68 Moulton Street Realty Trust and the Registrant	10-Q	10.6	11/12/2004	000-50797
10.45	†	Sublease Agreement, dated September 14, 2004, by and between Vertex Pharmaceuticals Incorporated and the Registrant	10-Q	10.9	11/12/2004	000-50797
10.46	#	Industry Consulting Agreement, October 4, 2004, between Bennett M. Shapiro and the Registrant	10-Q	10.4	11/12/2004	000-50797
10.47		Letter Agreement, dated November 15, 2004, between Joseph E. Tyler and the Registrant	10-K	10.47	03/31/2005	000-50797
10.48	#	Executive Officer Compensation Summary	10-K	10.48	03/31/2005	000-50797
10.49	#	Non-Employee Director Compensation Summary	10-K	10.49	03/31/2005	000-50797
21.1		List of Subsidiaries	S-1	21.1	03/11/2004	333-113522
*23.1		Consent of Ernst & Young LLP				000-50797
*31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				000-50797
*31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				000-50797
32.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	10-K	32.1	03/31/2005	000-50797
32.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	10-K	32.2	03/31/2005	000-50797

*
Filed herewith.

†
Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities Exchange Commission.

#
Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-K.

QuickLinks

Documents incorporated by reference
EXPLANATORY NOTE
PART IV
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX