Form 10-Q
period 2005-06-30
MOMENTA PHARMACEUTICALS INC
filed 2005-08-12
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of August 1, 2005.

Class	Number of Shares
Common Stock $0.0001 par value	30,355,912

MOMENTA PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Balance Sheets as of June 30, 2005 and December 31, 2004 (unaudited)

Statements of Operations for the Three Months and Six Months Ended June 30, 2005 and 2004 (unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (unaudited)

Notes to Unaudited Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

SIGNATURES

Our logo, trademarks, (including but not limited to Momenta®) and service marks are the property of Momenta. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

MOMENTA PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$7,854	$11,678
Marketable securities	39,010	41,943
Accounts receivable	—	2,238
Unbilled collaboration revenue	4,215	2,801
Prepaid expenses and other current assets	1,738	1,456
Total current assets	52,817	60,116
Property and equipment, net of accumulated depreciation	3,932	2,723
Restricted cash	1,485	1,485
Other assets	5	6

Total assets	$58,239	$64,330
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,004	$3,489
Accrued expenses	2,248	1,611
Deferred revenue	147	147
Line of credit obligation	940	715

Total current liabilities	6,339	5,962
Deferred revenue-net of current portion	196	270
Line of credit obligation-net of current portion	1,869	1,105

Total liabilities	8,404	7,337
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2005 and December 31, 2004; 25,526,604 and 25,408,944 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	3	3
Additional paid-in capital	112,898	112,510
Deferred compensation	(2,651)	(3,381)
Due from officer	—	(36)
Accumulated other comprehensive loss	(121)	(159)
Accumulated deficit	(60,294)	(51,944)

Total stockholders’ equity	49,835	56,993

Total liabilities and stockholders’ equity	$58,239	$64,330

See accompanying notes to unaudited financial statements.

MOMENTA PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Collaboration revenue	$3,364	$2,115	$7,137	$3,151
Operating expenses:
Research and development*	4,999	3,508	10,288	5,748
General and administrative*	3,231	1,580	5,771	2,989
Total operating expenses	8,230	5,088	16,059	8,737

Loss from operations	(4,866)	(2,973)	(8,922)	(5,586)
Interest income	320	93	633	135
Interest expense	(34)	(10)	(61)	(21)
Net loss	(4,580)	(2,890)	(8,350)	(5,472)
Deemed dividend related to beneficial conversion feature of Series C redeemable convertible preferred stock	—	—	—	(20,389)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(1,034)	—	(1,852)
Net loss attributable to common stockholders	$(4,580)	$(3,924)	$(8,350)	$(27,713)

Basic and diluted net loss per share attributable to common stockholders	$(0.18)	$(0.79)	$(0.33)	$(7.28)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	25,116	4,985	24,992	3,808

*Includes stock-based compensation as follows:
Research and development	$157	$108	$271	$199
General and administrative	418	635	731	953
Total stock-based compensation	$575	$743	$1,002	$1,152

See accompanying notes to unaudited financial statements.

MOMENTA PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(8,350)	$(5,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	464	253
Stock compensation expense	1,002	1,152
Noncash interest expense	5	5
Amortization of premium on investments	662	350
Changes in operating assets and liabilities:
Accounts receivable	2,238	—
Unbilled collaboration revenue	(1,414)	(86)
Prepaid expenses and other current assets	(282)	(718)
Other assets	1	(25)
Accounts payable	(485)	705
Accrued expenses	639	711
Deferred revenue	(74)	(74)

Net cash used in operating activities	(5,594)	(3,199)

Cash flows from investing activities:
Purchases of property and equipment	(1,673)	(477)
Purchases of marketable securities	(27,624)	(21,509)
Maturities of marketable securities	29,932	6,045

Net cash provided by (used in) investing activities	635	(15,941)

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of issuance costs	—	35,297
Proceeds from issuance of redeemable convertible preferred stock, net of cash paid for issuance costs	—	20,390
Proceeds from line of credit	1,345	—
Principal payments on line of credit	(362)	(163)
Repayment of officer obligation	36	35
Proceeds from issuance of common stock	116	14

Net cash provided by financing activities	1,135	55,573

Net increase (decrease) in cash and cash equivalents	(3,824)	36,433
Cash and cash equivalents at beginning of period	11,678	4,613
		—
Cash and cash equivalents at end of period	$7,854	$41,046

See accompanying notes to unaudited financial statements.

MOMENTA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.                                      The Company

Business

Momenta Pharmaceuticals, Inc. (the “Company” or “Momenta”) was incorporated in the state of Delaware on May 17, 2001. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company specializing in the sequencing, or detailed structural analysis, and design of complex sugars for the development of generic and improved versions of existing drugs, the development of novel drugs and the discovery of new biological processes.

Momenta is subject to risks common to companies in the biotechnology industry including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, as well as its ability to comply with FDA and other government regulations.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2005.

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

Revenue Recognition

The Company formed a collaboration with Sandoz N.V. and Sandoz Inc. (collectively “Sandoz”), an affiliate of Novartis AG, to jointly develop, manufacture and commercialize M-Enoxaparin.  Revenues associated with the Company’s collaboration with Sandoz include an initial payment, reimbursement of development services and expenses, and potential future milestones, profit share, and royalties. The initial payment represented reimbursement of specific development costs incurred prior to the date of the collaboration. Amounts earned under the collaboration agreement are not refundable if the research or development is unsuccessful. To date, the Company has not earned any milestones, profit share or royalties.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders as reported	$(4,580)	$(3,924)	$(8,350)	$(27,713)
Add: Stock-based employee compensation expenses included in net loss attributable to common stockholders	350	736	699	1,009
Deduct: Stock-based employee compensation determined under fair value based method	(506)	(682)	(884)	(852)
SFAS 123 Pro forma net loss	$(4,736)	(3,870)	$(8,535)	$(27,556)
Basic and diluted net loss per share allocable to common stockholders:
As reported	$(0.18)	$(0.79)	$(0.33)	$(7.28)
SFAS 123 Pro forma net loss	$(0.19)	$(0.78)	$(0.34)	$(7.24)

Comprehensive Loss

The Company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes rules for the reporting and display of comprehensive loss and its components. Components of comprehensive loss include net loss and unrealized losses on available-for-sale securities that have generally been reported in the statement of stockholders’ equity. Comprehensive loss for the three months ended June 30, 2005 and 2004 was $4.5 million and $3.0 million, respectively. Comprehensive loss for the six months ended June 30, 2005 and 2004 was $8.3 million and $5.6 million, respectively.

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

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005, irrespective of the entity’s fiscal year. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company will adopt Statement 123(R) effective as of January 1, 2006.

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options granted at fair value. Accordingly, the adoption of Statement 123(R) fair value method will have a significant impact on the Company’s result of operations, although its specific impact on the Company’s statement of operations cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  The adoption of Statement 123(R), however, will have no impact on the Company’s cash position.

3.                                      Line of Credit

In December 2004, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”). Under the terms of the Loan Agreement, the Company may borrow up to an aggregate of $3.0 million through September 30, 2005 solely for reimbursement of purchases of Eligible Equipment, as defined under the Loan Agreement. The Company is not obligated to draw down any amounts under the Loan Agreement and any borrowings shall bear interest at the per annum rate of the U.S. Treasury note yield to maturity for a term equal to forty-two months plus 5%, which rate shall be fixed on the funding date for each advance under the Loan Agreement. Advances under the Loan Agreement are to be repaid over a forty-two month period commencing on the applicable funding date. To secure the payment and performance in full of the Company’s obligations under the Loan Agreement, the Company granted to the Bank a continuing security interest in the Collateral, as such term is defined under the Loan Agreement and which essentially includes all Eligible

Equipment and records relating thereto. In December 2004, the Company had approximately $1.5 million in borrowings outstanding under the Loan Agreement.  In June 2005, the Company borrowed an additional $1.3 million under the Loan Agreement.

4.                                      Subsequent Event

On July 21, 2005, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. Incorporated, as representative of the several underwriters named in the Underwriting Agreement, relating to the sale and issuance of 4,827,300 shares of the Company’s common stock.  The Company granted to the underwriters an option to purchase up to an additional 724,095 shares of common stock within 30 days after the offering to cover over-allotments, if any.  The price to the public was $27.02 per share, and proceeds to the Company from the offering, net of expenses, were approximately $122.3 million.  The shares of common stock were issued pursuant to a Registration Statement on Form S-3 (File No. 333-126356) filed on July 1, 2005 with the Securities and Exchange Commission (the “Commission”) and a Registration Statement on Form S-3 (File No. 333-126798) filed on July 21, 2005 with the Commission under Rule 462(b) of the Securities Act of 1933, as amended.  After giving effect to the offering, as of July 31, 2005, the total number of shares of common stock outstanding was 30,355,912.

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

Business Overview

We are a biotechnology company specializing in the sequencing, or detailed structural analysis, and design of complex sugars for the development of improved versions of existing drugs, the development of novel drugs and the discovery of new biological processes. We are also utilizing our ability to sequence sugars to create technology-enabled generic versions of sugar-based and biologic drug products. Through detailed analysis of the molecular structure of complex sugars, we believe our proprietary technology enables us to define the specific sugar sequences contained in complex sugar-based drugs, including those structures that had previously not been described due to a lack of available technology. In addition, we are able to derive a more complete understanding of the roles that sugars play in cellular function, disease and drug action based on our structural and biological analytic capabilities. With our capabilities for understanding complex sugars, we have developed a diversified pipeline of near-term product opportunities and novel discovery and development candidates.

Our business strategy is to utilize near-term product opportunities, such as M-Enoxaparin, and the application of our technology to other complex mixtures, to provide a funding source for our development and discovery programs. Over the long term, we expect to generate value by leveraging our understanding of sugars to create novel therapeutics which address critical unmet medical needs in a wide range of disease areas, including oncology, cardiovascular disease, inflammation and immunology.

Our most advanced product candidate, M-Enoxaparin, is designed to be a technology-enabled generic version of Lovenox® (enoxaparin), a widely prescribed low molecular weight heparin, or LMWH. We have formed a collaboration with Sandoz N.V. and Sandoz Inc., collectively Sandoz, affiliates of Novartis AG, to jointly develop, manufacture and commercialize M-Enoxaparin. We, in collaboration with Sandoz, expect to file an Abbreviated New Drug Application, or ANDA, for M-Enoxaparin in August 2005.

Our revenues for the three and six months ended June 30, 2005 were $3.4 million and $7.1 million, respectively, consisting of amortization of the initial payment received under our collaboration agreement with Sandoz executed in November 2003 and amounts earned by us for reimbursement by Sandoz of research and development services and reimbursement of development costs for M-Enoxaparin.

Since our inception in May 2001 we have incurred annual net losses. As of June 30, 2005, we had an accumulated deficit of $60.3 million. We expect to incur substantial and increasing losses for the next several years as we develop our product candidates, expand our research and development activities and prepare for the commercial launch of our product candidates. Additionally, we will continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

We have derived our revenues from our collaboration agreement with Sandoz which primarily consist of amounts earned by us for reimbursement by Sandoz of research and development services and development costs for M-Enoxaparin. We have devoted substantially all of our capital resources to the research and development of our product candidates.

The biotechnology and pharmaceutical industries in which we compete are undergoing, and are expected to continue to undergo, rapid and significant technological change. We expect competition to intensify as technological advances are made or new biotechnology products are introduced. To become and remain profitable, we must succeed in developing and commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities for which we are only in the preliminary stages: developing drugs, obtaining regulatory approval for them, and manufacturing, marketing and selling them. We have invested a significant portion of our time, financial resources and collaboration efforts in the development of our most advanced product candidate, M-Enoxaparin. Our successful development and commercialization of M-Enoxaparin, in collaboration with Sandoz, will depend on several factors, including: using our technology to demonstrate that M-Enoxaparin is therapeutically equivalent to Lovenox;  successfully manufacturing M-Enoxaparin; manufacturing M-Enoxaparin in a cost-efficient manner; meeting the FDA’s requirements for approval and commercialization; the outcome of potential litigation with Sanofi-Aventis relating to enoxaparin, if any; and our ability to market M-Enoxaparin and achieve acceptance of M-Enoxaparin in the medical community and with third-party payors.

Recent Development

On July 21, 2005, we entered into an underwriting agreement, or the Underwriting Agreement, with Morgan Stanley & Co. Incorporated, as representative of the several underwriters named in the Underwriting Agreement, relating to the sale and issuance of 4,827,300 shares of our common stock.  We granted to the underwriters an option to purchase up to an additional 724,095 shares of our common stock within 30 days after the offering to cover over-allotments, if any.  The price to the public was $27.02 per share, and proceeds to us from the offering, net of expenses, were approximately $122.3 million.  The shares of common stock were issued pursuant to a Registration Statement on Form S-3 (File No. 333-126356) filed on July 1, 2005 with the Securities and Exchange Commission and a Registration Statement on Form S-3 (File No. 333-126798) filed on July 21, 2005 with the Securities and Exchange Commission under Rule 462(b) of the Securities Act of 1933, as amended.  After giving effect to the offering, as of July 31, 2005, the total number of shares of our common stock outstanding was 30,355,912.

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales and do not expect to generate any revenue from the sale of products over the next several years. We have recognized, in the aggregate, $16.4 million of revenue from our inception through June 30, 2005. This revenue was derived entirely from our collaboration agreement with Sandoz. We will seek to generate revenue from a combination of research and development payments, profit sharing payments, milestone payments and royalties in connection with our Sandoz collaboration and similar future collaborative or strategic relationships. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development and other payments received under our collaborative or strategic relationships, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

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

The following summarizes our primary research and development programs:

Development Programs:

M-Enoxaparin

Our most advanced product candidate, M-Enoxaparin, is designed to be a generic version of Lovenox. Lovenox is a widely-prescribed LMWH used for the prevention and treatment of deep vein thrombosis, or DVT, and treatment of acute coronary syndromes, or ACS.  We have formed a collaboration with Sandoz to jointly develop, manufacture and commercialize M-Enoxaparin. Under our collaboration agreement, Sandoz is responsible for funding substantially all of the M-Enoxaparin development, regulatory, legal and commercialization costs.  The total cost of development and commercialization and the timing of bringing M-Enoxaparin to market is subject to uncertainties relating to the development, regulatory approval and legal processes.  We, in collaboration with Sandoz, expect to file an ANDA for M-Enoxaparin in August 2005.

M-Dalteparin

We intend to develop M-Dalteparin, a technology-enabled generic version of Fragmin®, the second largest selling LMWH product in the United States.  Fragmin is currently marketed by Pfizer Inc. in the United States and Europe and by Kissei Pharmaceutical Co, Ltd. in Japan. Fragmin is indicated for the prevention of DVT and selected indications in ACS. We plan to leverage the technical, regulatory and commercial strategy that we are currently employing with M-Enoxaparin to develop and commercialize M-Dalteparin. The total cost of development and commercialization and the timing of bringing M-Dalteparin to market is subject to uncertainties relating to the development, regulatory and legal approval processes.  We expect to submit an ANDA for M-Dalteparin in mid-2006.

M118

M118 is a LMWH that we rationally designed to provide improved anti-clotting activity, an enhanced safety profile and more flexible administration to treat patients with ACS. M118 is currently in preclinical development.  We expect that additional expenditures will be required to complete preclinical testing.  If such preclinical testing is successful, we intend to file an investigational new drug application, or IND, in mid-2006, and begin Phase I clinical trials shortly thereafter.  Because M118 is in preclinical development, we are not currently able to estimate the cost to complete the research and development phase nor are we able to estimate the timing of commercialization of M118.

Other Complex Mixtures

We are exploring the application of our technology to the analysis of other complex mixtures beyond heparins. Complex mixtures are composed of heterogeneous molecules that, due to their diversity, are difficult to fully characterize. For example, protein and antibody products containing sugars, or glycoproteins, contain heterogeneous branched sugars that vary from molecule to molecule. These sugars confer specific biological properties to the glycoprotein or antibody drug and can often comprise a significant portion of the mass of a molecule. We believe we can apply our technology to characterize the composition of these and other complex mixtures.

Discovery Programs:

We are also applying our sugar analytic capabilities to several additional discovery programs, including a drug delivery program and an oncology program. Through our drug delivery program we have identified a mechanism by which sugars facilitate the transport of drugs across mucosal membranes, enabling the delivery of larger proteins and leading to higher levels of bioavailability, or levels of drug in the blood. We believe this sugar-mediated transport mechanism can be used to deliver a variety of drugs across mucosal membranes and into the bloodstream.

While our current focus is on the pulmonary delivery of therapeutic proteins where achieving adequate bioavailability has been a challenge, the technology has potentially broad application to the delivery of other drugs across other mucosal membranes.

A second discovery program is focused on the role that complex sugars play in biological systems, including regulating the development and progression of disease. Our initial focus is in cancer, which is a disease characterized by unregulated cell growth. Sugars play a part in the conversion of normal cells into cancerous cells, the regulation of tumor growth, and tumor invasion and metastasis. We believe that our technology can provide us with a better understanding of the role of sugars in disease, which we hope will enable us to discover novel sugar therapeutics, develop improved diagnostics for the detection of cancer, as well as to discover new disease mechanisms that can be targeted with small molecule or antibody drugs.

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, legal, accounting, investor relations, business development and human resource functions. Other costs include facility and insurance costs not otherwise included in research and development expenses and professional fees for legal and accounting services.

We anticipate additional increases in general and administrative expenses to support increases in research and development programs. These increases will likely include the hiring of additional personnel. We intend to continue to incur increased internal and external legal and business development costs to support our various product development efforts, which can vary from period to period.

Results of Operations

Three Months Ended June 30, 2005 and 2004

Revenue

Revenues for the three months ended June 30, 2005 and 2004, which were entirely attributable to our Sandoz collaboration, were $3.4 million and $2.1 million, respectively.  These revenues consist of amounts earned by us for reimbursement by Sandoz of research and development services and reimbursement of development costs for M-Enoxaparin and amortization of the initial payment received under our collaboration agreement with Sandoz executed in November 2003.

Research and Development

The following table summarizes the primary components of our research and development expense for the three months ended June 30, 2005 and 2004:

Research and Development (in thousands)	2005	2004
Development programs	$3,446	$2,928
Discovery programs	718	465
Other research	835	115
Total research and development expense	$4,999	$3,508

Research and development expense for the three months ended June 30, 2005 was $5.0 million compared to $3.5 million during the three months ended June 30, 2004. Research and development expenses have increased in all our programs.  Development programs have increased by $0.5 million primarily due to increased manufacturing costs and personnel-related costs. Discovery programs have increased by $0.3 million primarily due to an increase in headcount and the advancement of the programs.  Other research expense increased by $0.7 million, primarily due to an increase in consulting of $0.3 million, recruiting of $0.2 million and other research costs of $0.2 million.

General and Administrative

General and administrative expense for the three months ended June 30, 2005 was $3.2 million compared to $1.6 million during the three months ended June 30, 2004. General and administrative expense increased due primarily to an increase in professional fees of $1.1 million, salaries and related costs of $0.2 million and insurance coverage of $0.2 million.

Interest Income and Expense

Interest income increased to approximately $320,000 for the three months ended June 30, 2005 from approximately $93,000 for the three months ended June 30, 2004, primarily due to higher average investment balances in 2005 primarily as a result of the proceeds from our initial public offering in June 2004.  Interest expense increased from approximately $10,000 during the three months ended June 30, 2004 to approximately $34,000 for the three months ended June 30, 2005 due to the additional line of credit obligation in December 2004.

Six Months Ended June 30, 2005 and 2004

Revenue

Revenues for the six months ended June 30, 2005 and 2004, which were entirely attributable to our Sandoz collaboration, were $7.1 million and $3.2 million, respectively.  These revenues consist of amounts earned by us for reimbursement by Sandoz of research and development services and reimbursement of development costs for M-Enoxaparin and amortization of the initial payment received under our collaboration agreement with Sandoz executed in November 2003.

Research and Development

The following table summarizes the primary components of our research and development expense for the six months ended June 30, 2005 and 2004:

Research and Development (in thousands)	2005	2004
Development programs	$7,341	$4,427
Discovery programs	1,326	1,062
Other research	1,621	259
Total research and development expense	$10,288	$5,748

Research and development expense for the six months ended June 30, 2005 was $10.3 million compared to $5.7 million during the six months ended June 30, 2004. Research and development expenses have increased in all our programs.  Development programs have increased by $2.9 million primarily due to an increase of $1.6 million in manufacturing costs and $1.1 million in personnel-related costs. Discovery programs have increased by $0.3 million primarily due to an increase in headcount and the advancement of the programs.  Other research expense increased by $1.4 million, primarily due to an increase in consulting of $0.6 million, recruiting of $0.3 million, lab supplies of $0.1 million and other research and development costs of $0.4 million.

General and Administrative

General and administrative expense for the six months ended June 30, 2005 was $5.8 million compared to $3.0 million during the six months ended June 30, 2004. General and administrative expense increased due primarily to an increase in professional fees of $1.7 million, salaries and related costs of $0.4 million and insurance coverage of $0.4 million.

 Interest Income and Expense

Interest income increased to approximately $633,000 for the six months ended June 30, 2005 from approximately $135,000 for the six months ended June 30, 2004, primarily due to higher average investment balances in 2005 primarily as a result of the proceeds from our initial public offering in June 2004.  Interest expense increased from approximately $21,000 during the six months ended June 30, 2004 to approximately $61,000 for the six months ended June 30, 2005 due to the additional line of credit obligation in December 2004.

Liquidity and Capital Resources

In July 2005, we raised $122.3 million in a public offering, net of underwriters’ fees, commissions and other offering costs from the sale of 4,827,300 shares of our common stock at a public offering price of $27.02 per share.

At June 30, 2005, we had $46.9 million in cash, cash equivalents and marketable securities. In addition, we also hold $1.5 million in restricted cash which serves as collateral for a letter of credit related to our lease of office and laboratory space.  Net cash used in operating activities for the six months ended June 30, 2005 and 2004 was $5.6 million and $3.2 million, respectively. The use of cash in each period was primarily a result of net losses associated with our research and development activities and administrative costs.

Net cash provided by (used in) investing activities for the six months ended June 30, 2005 and 2004 was $0.6 million and $(15.9) million, respectively. In the first six months of 2005, we used $27.6 million of cash to purchase marketable securities and had $29.9 million in maturities of marketable securities. In the first six months of 2005 and 2004, we used $1.7 million and $0.5 million, respectively, to purchase equipment and leasehold improvements. At June 30, 2005, we have $0.2 million available under the $3.0 million equipment line of credit entered into in December 2004.

For the six months ended June 30, 2005, our financing activities provided approximately $1.1 million, reflecting proceeds of $1.3 million from a drawdown on our line of credit with a bank primarily to finance the purchase of equipment, $0.2 million from stock option exercises, purchases of common shares through our Employee Stock Purchase Plan and a repayment of an officer loan, offset by $0.4 million in principal payments on our line of credit obligation.  For the six months ended June 30, 2004, our financing activities provided $55.6 million, reflecting net proceeds of $35.3 million from our initial public offering in June, 2004, the issuance of our Series C redeemable convertible preferred stock for net proceeds of $20.4 million, $14,000 from stock option exercises, as well as a repayment of $35,000 by an officer, offset by $0.2 million in principal payments on our line of credit obligation.

We anticipate that our current cash, cash equivalents and marketable securities, together with the $122.3 million in net proceeds from our follow-on offering in July 2005, will be sufficient to fund our operations through at least the end of 2008. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Funding Requirements

We have received $12.6 million as of June 30, 2005 from our collaboration with Sandoz. We did not receive payments from any collaborations prior to December 31, 2003. Under our collaboration with Sandoz, Sandoz has agreed to fund a minimum amount of personnel and substantially all of the other ongoing development, commercialization and legal expenses incurred with respect to our M-Enoxaparin program, subject to the right to terminate if certain costs exceed mutually agreed upon limits.

We expect to use our current cash, cash equivalents and marketable securities to continue the development of our product candidates, our discovery research programs and for other general corporate purposes.  We intend to use the majority of our cash to fund: our development programs, including M-Enoxaparin, M-Dalteparin, M118, and the application of our technology to other complex mixtures; our discovery programs which are focused on identifying novel therapeutics and technologies; the potential acquisitions of companies, products and technologies that complement our business; and working capital, capital expenditures and other general corporate purposes.

We expect to incur substantial costs and losses as we continue to expand our research and development activities. Our funding requirements will depend on numerous factors, including:

•                                          the advancement of our generic product candidates and other development programs;

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

•                                          the success of our development programs, including our generic product candidates and programs involving preclinical and clinical development;

•                                          the receptivity of the capital markets to financings by biotechnology companies; and

•                                          our ability to enter into additional strategic collaborations with corporate and academic collaborators and the success of such collaborations.

If our existing resources and the proceeds of our initial public offering and July 2005 follow-on offering are insufficient to satisfy our liquidity requirements or if we acquire or license additional technologies, products or assets that fit within our growth strategy, we may need to raise additional external funds through the sale of equity or debt securities. The sale of equity securities may result in dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

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

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005, irrespective of the entity’s fiscal year. Early adoption will be permitted in periods in which financial statements have not yet been issued. We will adopt Statement 123(R) on January 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods: (i) the “modified prospective method” in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date or (ii) a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.  We are evaluating which method of adoption we will apply for Statement 123(R).

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options granted at fair value. Accordingly, the adoption of the Statement 123(R) fair value method will have a significant impact on our result of operations, although its specific impact on our statement of operations cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  The adoption of Statement 123(R), however, will have no impact on our cash position.

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

We have incurred significant losses since our inception in May 2001. At June 30, 2005, our accumulated deficit was approximately $60.3 million. We have not generated revenues from the sale of any products to date. We expect that our annual operating losses will increase over the next several years as we expand our drug commercialization, development and discovery efforts. To become profitable, we must successfully develop and obtain regulatory approval for our existing drug candidates, and effectively manufacture, market and sell any drug candidates we develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

To become and remain profitable, we must succeed in developing and commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities for which we are only in the preliminary stages: developing drugs, obtaining regulatory approval for them, and manufacturing, marketing and selling them. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would cause the market price of our common stock to decrease and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

If we fail to obtain approval for and commercialize our most advanced product candidate, M-Enoxaparin, we may have to curtail our product development programs and our business would be materially harmed.

We have invested a significant portion of our time, financial resources and collaboration efforts in the development of our most advanced product candidate, M-Enoxaparin, a technology-enabled generic version of Lovenox. Our near-term ability to generate revenues and our future success, in part, depends on the development and commercialization of M-Enoxaparin.

In conjunction with Sandoz, we currently plan to submit an ANDA to the FDA in August 2005 seeking to produce and market M-Enoxaparin in the United States. FDA approval of our ANDA is required before marketing a generic equivalent of a drug previously approved under a New Drug Application, or NDA. If we are unable to satisfactorily complete the necessary testing and other requirements for our ANDA or obtain FDA approval for, and successfully commercialize, M-Enoxaparin, we may never realize revenue from this product and we may have to curtail our other product development programs. As a result, our business would be materially harmed.

We will likely face patent litigation with Sanofi-Aventis, the innovator of Lovenox.

In August 2003, Sanofi-Aventis sued Amphastar Pharmaceuticals, Inc., or Amphastar, and Teva Pharmaceuticals USA, Inc., or Teva, alleging, among other things, that their generic versions of Lovenox intended to be marketed by those companies infringe Sanofi-Aventis’ Patent No. 5,389,618, which is scheduled to expire on February 14, 2012. These lawsuits have been consolidated and are currently pending before the U.S. District Court for the Central District of California.

On June 14, 2005, Sanofi-Aventis received Reissue Patent No. RE38,743, which replaces U.S. Patent No. 5,389,618. Reissue Patent No. RE38,743 is scheduled to expire on February 14, 2012.

On June 15, 2005, the U.S. District Court for the Central District of California granted summary judgment to Amphastar finding that Sanofi-Aventis’ U.S. Patent No. 5,389,618 is unenforceable due to Sanofi-Aventis’ inequitable conduct before the United States Patent and Trademark Office.

Based on its June 15th decision, the U.S. District Court for the Central District of California entered final judgment on Amphastar’s and Teva’s claims that U.S. Patent No. 5,389,618 and Reissue Patent No. RE38,743 are unenforceable on the grounds of inequitable conduct.  The District Court entered final judgment on July 26, 2005.  Sanofi-Aventis has indicated that it will appeal the District Court’s decision and final judgment to the U.S. Court of Appeals for the Federal Circuit. Intellectual property litigation involves many uncertainties, and there is no assurance that the U.S. Court of Appeals for the Federal Circuit will affirm the District Court’s decision that U.S. Patent No. 5,389,618 is unenforceable or rule that, by consequence, Reissue Patent No. RE38,743 is unenforceable.

Should the Court of Appeals reverse or remand the District Court’s finding of inequitable conduct in connection with U.S. Patent No. 5,389,618, and should we file a paragraph IV certification with our ANDA and thus attempt to commercialize M-Enoxaparin before expiration of Sanofi-Aventis’ Reissue Patent No. RE38,743, we will likely face costly and time consuming patent litigation with Sanofi-Aventis, the holder of the NDA for Lovenox.

Companies that produce branded pharmaceutical products for which there are unexpired patents listed in the FDA’s Orange Book most often bring patent infringement litigation against applicants seeking FDA approval to manufacture and market generic forms of their branded products before patent expiration. Under the circumstances described in the preceding paragraph, we will likely face patent litigation if and when we submit a paragraph IV certification with our ANDA to the FDA to produce and market a generic version of Lovenox. Litigation often involves significant expense and could delay or prevent the introduction of a generic product.

Under most circumstances, the decision as to when to begin marketing M-Enoxaparin will be determined jointly by us and Sandoz. Sandoz, however, has sole discretion over the decision as to when to begin marketing M-Enoxaparin under certain circumstances.

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

Some of our products in current or future development may be based on new technologies that have not been formally reviewed or accepted by the FDA or other regulatory authorities. Given the complexity of our technology, we intend to work closely with the FDA and other regulatory authorities to perform the requisite scientific analysis and evaluation of our methods to obtain regulatory approval for our products. It is possible that the validation process may take time and resources, require independent third-party analysis or not be accepted by the FDA and other regulatory authorities. For some of our products, the regulatory approval path and requirements may not be clear, which could add significant delay and expense. Delays or failure to obtain regulatory approval of any of the products that we develop would adversely affect our business.

If other generic versions of Lovenox are approved and successfully commercialized before M-Enoxaparin, our business would suffer.

In mid-2003, Amphastar and Teva each filed ANDAs for generic versions of Lovenox with the FDA. Each ANDA included a paragraph IV certification. In addition, other third parties may seek approval to manufacture and market generic versions of Lovenox in the United States prior to our ANDA filing. If any of these parties obtains FDA approval under ANDA guidelines, we may not gain any competitive advantage. Also, we may never achieve significant market share for M-Enoxaparin if either Amphastar or Teva, or another third party, markets generic versions of Lovenox before us. Consequently, our revenues would be reduced and, as a result, our business, including our future discovery and development programs, would suffer. In addition, under the Hatch-Waxman Act, any developer of a generic drug that is considered first to have its ANDA accepted for review by the FDA, and whose filing includes a paragraph IV certification, may be eligible to receive a 180-day period of generic market exclusivity. In the event that any eligible 180-day exclusivity period has not begun and/or has not expired at the time we receive tentative approval for M-Enoxaparin, we may be forced to wait until the expiration of the exclusivity period before the FDA could make our approval effective.

If we fail to meet manufacturing requirements for M-Enoxaparin, our development and commercialization efforts may be materially harmed.

We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend upon third parties to manufacture the drug substance, or active pharmaceutical ingredient, for M-Enoxaparin and to provide certain other services relating to M-Enoxaparin. We depend on additional third parties to produce the final drug product and provide analytical services with respect to M-Enoxaparin. We have not yet filed our ANDA, including information on our manufacturing lots, and we or our third-party manufacturers may encounter difficulties that may cause a delay in the filing.

In addition, if the product is approved, in order to produce M-Enoxaparin in the quantities necessary to meet anticipated market demand, we and any contract manufacturer that we engage may need to increase manufacturing capacity. If we are unable to produce M-Enoxaparin in sufficient quantities to meet the requirements for the launch of the product or to meet future demand, our revenues and gross margins could be adversely affected.

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

We will need to develop or acquire additional technologies as part of our efforts to analyze the chemical composition of complex mixtures other than heparins.

To date, our analytical techniques and methods have been primarily focused on the characterization of complex mixtures comprised of linear sugars, such as those found in the heparin class of drugs. In order to adequately analyze other complex mixtures, such as glycoproteins, we will need to develop or acquire new technologies. Our inability to develop or acquire and apply these new technologies would limit our ability to work with biotechnology companies to help them better understand the chemical composition of their products, impair our ability to assist biotechnology companies in developing improved and next generation versions of existing products, and limit our ability to perform the analysis that we believe may be required to enable follow-on or equivalent versions of these biologics. Our inability to develop or acquire additional technology for the characterization of complex mixtures other than heparins could reduce the likelihood of our success developing other products.

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

•                  the price of our products;

•                  the availability and amount of third-party reimbursement for our products; and

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

Most generic pharmaceutical products are sold to customers through arrangements with group purchasing organizations, or GPOs. Generic pharmaceuticals are also sold through arrangements with retail organizations, mail order channels and other distributors. Many of the hospitals which make up M-Enoxaparin’s target market contract with the GPO of their choice for their purchasing needs. We expect to derive a large percentage of our future revenue for M-Enoxaparin from customers that have relationships with a small number of GPOs. Currently, a relatively small number of GPOs control a large majority of sales to hospital customers. In order to establish and maintain relationships with major GPOs, we believe we need to maintain adequate drug supplies, remain price competitive, comply with FDA regulations and provide high-quality products. The GPOs with whom we hope to establish relationships may also have relationships with our competitors and may decide to contract for or otherwise prefer products other than ours. Typically, GPO agreements may be terminated on short notice. If we are unable to establish and maintain arrangements with major GPOs and customers, future sales of our products, revenues and profits would suffer.

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

As of June 30, 2005, we had cash, cash equivalents and marketable securities totaling $46.9 million. For the six months ended June 30, 2005, we had a net loss of $8.4 million and used cash in operating activities of $5.6 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our drug candidates, as well as funds necessary to manufacture and market any products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements may vary depending on the following:

•                  the advancement of our generic product candidates and other development programs;

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

We are dependent on the members of our senior management team, in particular, Ganesh Venkataraman, our Co-Founder and Senior Vice President, Research, for our business success. Our employment agreements with Dr. Venkataraman and our other executive officers are terminable by either party on short notice or no notice. We do not carry life insurance on the lives of any of our personnel. The loss of any of our executive officers would result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and approval of our product candidates. In addition, our growth will require us to hire a significant number of qualified scientific, commercial and administrative personnel. There is intense competition from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, for human resources, including management, in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful development and commercialization of our product candidates.

There is a substantial risk of product liability claims in our business. If our existing product liability insurance is insufficient, a product liability claim against us that exceeds the amount of our insurance coverage could adversely affect our business.

Our business exposes us to significant potential product liability risks that are inherent in the development, manufacturing and marketing of human therapeutic products. Product liability claims could delay or prevent completion of our development programs, clinical or otherwise. If we succeed in marketing products, such claims could result in a recall of our products or a change in the indications for which they may be used. While we currently maintain product liability insurance coverage that we believe is adequate for our current operations, we cannot be sure that such coverage will be adequate to cover any incident or all incidents. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain sufficient insurance at a reasonable cost to protect us against losses that could have a material adverse effect on our business. These liabilities could prevent or interfere with our product development and commercialization efforts.

As we evolve from a company primarily involved in drug discovery and development into one that is also involved in the commercialization of drug products, we may have difficulty managing our growth and expanding our operations successfully.

As we advance our drug candidates through the development process, we will need to expand our development, regulatory, manufacturing, sales and marketing capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other organizations. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. Such growth could place a strain on our administrative and operational infrastructure. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

•                  we may encounter technical difficulties or failures with the performance of the acquired technologies or drug products;

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

The consideration paid in connection with an acquisition also affects our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any acquisition. To the extent we issue shares of stock or other rights to purchase stock, including options or other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs (such as acquired in-process research and development costs) and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.

Changes in stock option accounting rules may have a significant adverse affect on our operating results.

We have a history of using broad-based employee stock option programs to hire, provide incentives for, and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” allows companies the choice of either using a fair value method of accounting for options that would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25, and, accordingly, we generally have not recognized any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board issued “Share-Based Payment,” or Statement 123(R). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity instruments issued. In determining the fair value of options and other equity-based awards, companies may use different valuation models that may involve extensive and complex analysis. Statement 123(R) will be effective for us no later than January 1, 2006, which is the first day of our 2006 fiscal year. We are in the process of reviewing Statement 123(R) to determine which model is more appropriate for us. We continue to evaluate the effect that the adoption of Statement 123(R) will have on our financial position and results of operations. We currently expect that our adoption of Statement 123(R) will adversely affect our operating results to some extent in future periods.

Risks Relating to Development and Regulatory Approval

If we are not able to demonstrate therapeutic equivalence for our generic versions of complex drugs, including our M-Enoxaparin and our M-Dalteparin products, to the satisfaction of the FDA, we will not obtain regulatory approval for commercial sale of our generic product candidates, and our future results of operations will be adversely affected.

Our future results of operations depend, to a significant degree, on our ability to obtain regulatory approval for and commercialize generic versions of complex drugs, including M-Enoxaparin and M-Dalteparin. To obtain regulatory approval for the commercial sale of our generic versions of complex drugs, including M-Enoxaparin and M-Dalteparin, we will be required to demonstrate to the satisfaction of the FDA, among other things, that our generic products contain the same active ingredients, are of the same dosage strength, form, and route of administration as the branded products upon which they are based, and meet compendial or other applicable standards for strength, quality, purity and identity, including potency. Our generic versions of complex drugs, including M-Enoxaparin and M-Dalteparin, must also be demonstrated through in vivo studies to be bioequivalent, meaning generally that there are no significant differences between the generic drug and its branded counterpart with respect to the rate and extent to which the active ingredients are absorbed and become available at the site of drug action.

Determination of the same active ingredients for our generic versions of complex drugs will be based on our demonstration of chemical equivalence to the respective reference listed drugs. The FDA may require confirmatory information including, for example, animal or human testing, to determine the sameness of active ingredients and that any inactive ingredients or impurities do not compromise the product’s safety and efficacy. Provision of sufficient information for approval may prove difficult, time consuming and expensive. We must also demonstrate the adequacy of our methods, controls and facilities used in the manufacture of the product, including that they meet current good manufacturing practices, or cGMP. We cannot predict whether any of our generic product candidates will meet FDA requirements for approval.

In the event that the FDA modifies its current standards for therapeutic equivalence with respect to generic versions of Lovenox or Fragmin, does not establish standards for therapeutic equivalence for generic versions of complex drug products, or requires us to conduct clinical trials or other lengthy processes, the commercialization of our technology-enabled generic product candidates could be delayed or prevented. Delays in any part of the process or our inability to obtain regulatory approval for our products could adversely affect our operating results by restricting or significantly delaying our introduction of new products.

If the FDA is not able to establish specific guidelines or arrive at a consensus regarding the scientific analyses required for characterizing complex protein drugs, and if the U.S. Congress does not take action to create an abbreviated regulatory pathway for follow-on protein products, then the uncertainty about the value of our glycoprotein program will be increased.

The regulatory climate for generic versions of protein products remains very uncertain. Currently, there is no established statutory or regulatory pathway which provides the FDA with the authority to approve generic versions of most protein drugs. Most therapeutic protein drugs were approved by the FDA under the Public Health Services Act through the use of Biologic License Applications, or BLAs. Unlike products approved through the use of NDAs, there is no provision in the Public Health Services Act for an abbreviated application that would permit approval of a follow-on protein product, and the FDA has stated it does not believe it has the authority to rely on prior BLA approvals or on their underlying data to approve a follow-on product. Moreover, even for proteins originally approved as NDAs, there is debate as to the data necessary to demonstrate the sameness required for ANDA approval. The FDA stated in February 2005, that it anticipated drafting several guidances and concept papers to address the scientific and regulatory issues related to approval of generic versions of therapeutic protein products that were approved under BLAs, but that the development of many of these documents would take several months or more; to our knowledge, no drafts have yet been published for public comment. It is anticipated that the U.S. Congress, based on guidance from the FDA, will establish a regulatory path sometime in the future for approval of generic versions of therapeutic protein products that were approved under BLAs. Failure of the FDA to establish standards or the U.S. Congress to enact legislation establishing a pathway for regulatory approval could reduce the value of our glycoprotein program.

If our preclinical studies and clinical trials for our development candidates are not successful, we will not be able to obtain regulatory approval for commercial sale of our novel or improved drug candidates.

To obtain regulatory approval for the commercial sale of our novel or improved drug candidates, we will be required to demonstrate through preclinical studies and clinical trials that our drug development candidates are safe and effective. Preclinical testing and clinical trials of new development candidates are lengthy and expensive and the historical failure rate for development candidates is high. The results from preclinical testing of a development candidate may not predict the results that will be obtained in human clinical trials. Clinical trials cannot commence until we submit an IND containing sufficient preclinical data and other information to support use in human subjects and the FDA allows the trials to go forward. Clinical trials must also be reviewed and approved by institutional review boards, or IRBs, for each clinical trial site before an IND may be used in a human trial at that site. We, the FDA or other applicable regulatory authorities or an IRB may prohibit the initiation of, or suspend clinical trials of, a development candidate at any time if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks, or for other reasons. Adverse side effects of a development candidate on subjects or patients in a clinical trial could result in the FDA or other regulatory authorities refusing to approve a particular development candidate for any or all indications of use.

Clinical trials of a new development candidate require the enrollment of a sufficient number of patients who are suffering from the disease the development candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial. Lower than anticipated patient enrollment rates, high drop-out rates or inadequate drug supply or other materials can result in increased costs and longer development times.

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

Although we have not initiated any marketing efforts in foreign jurisdictions, we intend in the future to market our products outside the United States. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval abroad may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval, and we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

Even if we obtain regulatory approvals, our marketed drugs will be subject to ongoing regulatory review. If we fail to comply with continuing United States and foreign regulations, we could lose our approvals to market drugs and our business would be seriously harmed.

Even after approval, any drugs we develop will be subject to ongoing regulatory review, including the review of clinical results which are reported after our drug products are made commercially available. In addition, the manufacturer and manufacturing facilities we use to produce any of our drug candidates will be subject to periodic review and inspection by the FDA. We will be required to report any serious and unexpected adverse experiences and certain quality problems with our products and make other periodic reports to the FDA. The discovery of any previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. Certain changes to an approved product, including in the way it is manufactured or promoted, often require prior FDA approval before the product as modified may be marketed. If we fail to comply with applicable continuing regulatory requirements, we may be subject to warning letters, civil penalties, suspension or withdrawal of regulatory approvals, product recalls and seizures, injunctions, operating restrictions and/or criminal prosecutions and penalties.

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

The Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, changes the way Medicare covers and reimburses for pharmaceutical products. The legislation introduced a new reimbursement methodology based on average sales prices for drugs that are used in hospital settings or under the direct supervision of a physician and, starting in 2006, expands Medicare coverage for drug purchases by the elderly. In addition, the MMA requires the creation of formularies for self-administered drugs, as well as provides authority for limiting the number of drugs that will be covered in any therapeutic class and for plan sponsors to negotiate prices with manufacturers and suppliers of covered drugs. As a result of the MMA and the expansion of federal coverage of drug products, we expect continuing pressure to contain and reduce costs of pharmaceutical products. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for our products and could materially adversely affect our operating results and overall financial condition. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement policies, and any reduction in coverage or payment that results from the MMA may result in a similar reduction in coverage or payments from private payors.

Congress has considered legislation, which if enacted, would permit more widespread re-importation of drugs from foreign countries into the United States and which may include re-importation from foreign countries where drugs are frequently sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could decrease the amount of reimbursement we receive for any approved products which, in turn, could materially adversely affect our operating results and our overall financial condition.

If legislative and regulatory lobbying efforts by manufacturers of branded products to limit the use of generics are successful, our sales of technology-enabled generic products may suffer.

Many manufacturers of branded products have increasingly used both state and federal legislative and regulatory means to delay competition from manufacturers of generic drugs. These efforts have included:

•                  pursuing new patents for existing products which may be granted just before the expiration of one patent, which could extend patent protection for a number of years or otherwise delay the launch of generic drugs;

•                  submitting Citizen Petitions to request the Commissioner of Food and Drugs to take administrative action with respect to prospective and filed generic drug applications;

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

Our research and development involves, and may in the future involve, the use of hazardous materials and chemicals and certain radioactive materials and related equipment. For the years ended December 31, 2004, 2003, and 2002, we spent approximately $25,000, $17,500, and $10,000, respectively, in order to comply with environmental and waste disposal regulations. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Although we maintain workers’ compensation insurance as prescribed by the Commonwealth of Massachusetts to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. For claims not covered by workers’ compensation insurance, we also maintain an employer’s liability insurance policy in the amount of $3.5 million per occurrence and in the aggregate. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

Risks Relating to Our Dependence on Third Parties

Our collaboration with Sandoz is important to our business. If Sandoz fails to adequately perform under our collaboration or terminates our collaboration, the development and commercialization of injectable enoxaparin would be delayed or terminated and our business would be adversely affected.

In November 2003, we entered into a collaboration and license agreement with Sandoz to jointly develop and commercialize injectable enoxaparin and certain improved injectable forms of enoxaparin. Under the terms of the agreement, we and Sandoz agree to exclusively work with each other in the development and commercialization of injectable enoxaparin within the United States. We have also granted to Sandoz the right to negotiate additional rights for certain products under certain circumstances. If Sandoz fails to adequately perform under our collaboration and license agreement, we may not successfully commercialize M-Enoxaparin and may be precluded from seeking alternative collaborative opportunities because of our exclusivity commitment. Recently, affiliates of Sandoz acquired Hexal AG and affiliates of Sandoz acquired Eon Labs, Inc. These acquisitions could result in organizational changes or changes in priorities that could negatively impact our collaboration with Sandoz.

Sandoz may terminate our collaboration agreement for material uncured breaches or certain events of bankruptcy or insolvency by us. Sandoz may also terminate the collaboration agreement if the product or the market lacks commercial viability, if new laws or regulations are passed or court decisions rendered that substantially diminish our legal avenues for redress, or, in multiple cases, if certain costs exceed mutually agreed upon limits. If Sandoz terminates the agreement other than due to our uncured breach, we will be granted an exclusive license under certain intellectual property of Sandoz to develop and commercialize injectable enoxaparin in the United States. In that event, we would need to expand our internal capabilities or enter into another collaboration. In such event, significant delays would likely occur that could prevent us from completing the development and commercialization of injectable enoxaparin.

If Sandoz terminates the agreement due to our uncured breach, Sandoz would retain the exclusive right to develop and commercialize injectable enoxaparin in the United States. In that event, although the profit sharing, royalty and milestone payment obligations of Sandoz would survive, we would no longer have any influence over the development or commercialization strategy. In addition, if Sandoz were to terminate the agreement due to our uncured breach, Sandoz would retain its rights of first negotiation with respect to certain of our other products in certain circumstances and its rights of first refusal outside of the United States. Accordingly, if Sandoz terminates the agreement, our introduction of M-Enoxaparin may be significantly delayed, we may decide to discontinue the M-Enoxaparin project, or our revenues may be reduced, any one of which could have a material adverse effect on our business.

We depend on third-party manufacturers to manufacture products for us. If in the future we encounter difficulties in our supply or manufacturing arrangements, our business may be materially adversely affected.

We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. In addition, we do not have, and do not intend to develop, the ability to manufacture material for our clinical trials or at commercial scale. To develop our drug candidates, apply for regulatory approvals and commercialize any products, we or our partners need to contract for or otherwise arrange for the necessary manufacturing facilities and capabilities. As a result, we expect generally to rely on contract manufacturers for regulatory compliance and quality assurance for our products. If our contract manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected products or drug candidates could be delayed, which could have a material adverse effect on our business. In addition, any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

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

In addition to relying on a third party for its capabilities, we may depend on our alliances with other companies to provide substantial additional funding for development and potential commercialization of our drug candidates. We may not be able to obtain funding on favorable terms from these alliances, and if we are not successful in doing so, we may not have sufficient funds to develop a particular drug candidate internally, or to bring drug candidates to market. Failure to bring our drug candidates to market will prevent us from generating sales revenues, and this may substantially harm our business. Furthermore, any delay in entering into these alliances could delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market. As a result, our business may be adversely affected.

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

•                  our collaborators may pursue higher-priority programs or change the focus of their development programs, which could affect the collaborators’ commitment to us; and

•                  our collaborators with marketing rights may choose to devote fewer resources to the marketing of our product candidates, if any are approved for marketing, than to products from their own development programs.

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

In the normal course of business, we periodically enter into academic, commercial and consulting agreements that contain indemnification provisions. With respect to our academic agreements, we typically indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our sublicensees’ exercise of rights under the agreement. With respect to our commercial agreements, including those with contract manufacturers, we indemnify our vendors from third-party product liability claims which result from the production, use or consumption of the product, as well as for certain alleged infringements of any patent or other intellectual property right by a third party. With respect to consultants, we indemnify them from claims arising from the good faith performance of their services. We do not, however, typically indemnify parties for claims resulting from the gross negligence or willful misconduct of the indemnified party.

We maintain insurance coverage which we believe may limit our obligations under these indemnification provisions. With respect to M-Enoxaparin, we are also protected under certain circumstances through the indemnification provided to us by Sandoz. However, should our obligation under an indemnification provision fall outside the scope of our insurance coverage, exceed applicable insurance coverage or if we were denied insurance coverage, our business, financial position and results of operations could be materially adversely affected and the market value of our common stock could decline. Similarly, if we are relying on a collaborator to indemnify us and the collaborator is denied insurance coverage or the indemnification obligation exceeds the applicable insurance coverage, and if the collaborator does not have other assets available to indemnify us, our business, financial position and results of operations could be materially adversely affected.

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

If any party successfully asserts that our creation or use of proprietary technology infringes upon their intellectual property rights, we might be forced to incur expenses to litigate the claims and pay damages, potentially including treble damages, if we are found to have willfully infringed such parties’ patent rights. In addition, if we are unsuccessful in litigation, a court could issue a permanent injunction preventing us from marketing and selling the patented drug or other technology for the life of the patent that we have been deemed to have infringed. Litigation concerning patents, other forms of intellectual property and proprietary technologies is becoming more widespread and can be protracted and expensive, and can distract management and other key personnel from performing their duties for us.

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

In order to protect our proprietary technology and processes, we also rely in part on confidentiality agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers, advisors and others. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such party. Costly and time consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

General Company Related Risks

Our directors, executive officers and major stockholders have substantial control over matters submitted to stockholders for approval that could delay or prevent a change in corporate control.

Our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 49% of our outstanding common stock as of June 30, 2005. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

•                  the ability of our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•                  limitations on the removal of directors.

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

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.

The stock market in general and the market prices for securities of biotechnology companies in particular have experienced extreme volatility that often have been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock has been, and is likely to continue to be, volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•                  delays in the filing of our ANDA for M-Enoxaparin, failure to obtain FDA approval for M-Enoxaparin or other adverse FDA decisions relating to M-Enoxaparin;

•                  litigation involving our company or our general industry or both, including potential litigation with Sanofi-Aventis relating to M-Enoxaparin;

•                  results or delays in our or our competitor’s clinical trials or regulatory filings;

•                  failure to demonstrate therapeutic equivalence with respect to our technology-enabled generic product candidates and safety and efficacy for our novel development product candidates;

•                  our ability to manufacture any products to commercial standards;

•                  failure of any of our product candidates, if approved, to achieve commercial success;

•                  developments or disputes concerning our patents or other proprietary rights;

•                  changes in estimates of our financial results or recommendations by securities analysts;

•                  termination of any of our strategic partnerships;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of twenty four months or less.  Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.  While our cash and investment balances have increased as a result of our initial public offering, we have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)

under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 26, 2005.

There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 19,618,548 shares of common stock.  The results of the vote taken at the Annual Meeting with respect to the election of the nominees to be Class I Directors were as follows:

Class I Director Nominees	For	Withheld

Alan L. Crane	19,020,036 Shares	598,512 Shares

Peter Barton Hutt	18,299,306 Shares	1,319,242 Shares

Marcia H. Fanucci	19,380,572 Shares	237,976 Shares

A vote of the stockholders was taken at the Annual Meeting with respect to the proposal to approve the grant of an option to purchase 19,200 shares of common stock to each non-employee director who served on the board of directors during 2004 and who will continue to serve on the board of directors during 2005.  For the purposes of such vote, 16,845,230 shares voted in favor of such proposal, 596,526 shares were voted against such proposal and 33,721 shares abstained from voting.

A vote of the stockholders was also taken at the Annual Meeting with respect to the proposal to approve an amendment to section 6(c)(ii) of our 2004 Stock Incentive Plan such that options granted to non-employee directors shall be exercisable at such times as the board of directors may specify in the applicable option agreement; provided, however, that no option will be granted to a non-employee director for a term in excess of 10 years.  For the purposes of such vote, 16,771,931 shares voted in favor of such proposal, 660,147 shares were voted against such proposal and 43,400 shares abstained from voting.

In addition, a vote of the stockholders was taken at the Annual Meeting with respect to the proposal to ratify the selection by the Audit Committee of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005.  For the purpose of such vote, 19,380,459 shares voted in favor of such proposal, 238,076 shares were voted against such proposal and 12 shares abstained from voting.

Item 6. Exhibits.

10.1	Amendment No. 1 to Employment Agreement, dated March 15, 2002, by and between Alan L. Crane and the Registrant

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: August 12, 2005
	By:	/s/ Alan L. Crane
Alan L. Crane, President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2005
	By:	/s/ Richard P. Shea
Richard P. Shea, Chief Financial Officer (Principal Financial and Accounting Officer)