Form 10-Q
period 2005-09-30
MOMENTA PHARMACEUTICALS INC
filed 2005-11-14
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of November 1, 2005.

Class	Number of Shares
Common Stock $0.0001 par value	30,462,710

MOMENTA PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Balance Sheets as of September 30, 2005 and December 31, 2004 (unaudited)

Statements of Operations for the Three Months and Nine Months Ended September 30, 2005 and 2004 (unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (unaudited)

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

MOMENTA PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$91,913	$11,678
Marketable securities	71,349	41,943
Accounts receivable	—	2,238
Unbilled collaboration revenue	2,920	2,801
Prepaid expenses and other current assets	1,969	1,456
Total current assets	168,151	60,116
Property and equipment, net of accumulated depreciation	4,977	2,723
Restricted cash	1,485	1,485
Other assets	5	6

Total assets	$174,618	$64,330
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,374	$3,489
Accrued expenses	2,374	1,611
Deferred revenue	147	147
Line of credit obligation	915	715
Lease liability	14	—

Total current liabilities	5,824	5,962
Deferred revenue-net of current portion	159	270
Line of credit obligation-net of current portion	1,831	1,105
Lease liability-net of current portion	24	—

Total liabilities	7,838	7,337
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2005 and December 31, 2004; 30,459,627 and 25,408,944 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	3	3
Additional paid-in capital	235,490	112,510
Deferred compensation	(2,301)	(3,381)
Due from officer	—	(36)
Accumulated other comprehensive loss	(117)	(159)
Accumulated deficit	(66,295)	(51,944)

Total stockholders’ equity	166,780	56,993

Total liabilities and stockholders’ equity	$174,618	$64,330

See accompanying notes to unaudited financial statements.

MOMENTA PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Collaboration revenue	$2,957	$1,843	$10,094	$4,994
Operating expenses:
Research and development*	6,276	4,481	16,564	10,229
General and administrative*	3,728	1,852	9,499	4,841
Total operating expenses	10,004	6,333	26,063	15,070

Loss from operations	(7,047)	(4,490)	(15,969)	(10,076)
Interest income	1,097	230	1,730	365
Interest expense	(51)	(10)	(112)	(31)
Net loss	(6,001)	(4,270)	(14,351)	(9,742)
Deemed dividend related to beneficial conversion feature of Series C redeemable convertible preferred stock	—	—	—	(20,389)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	—	—	(1,852)
Net loss attributable to common stockholders	$(6,001)	$(4,270)	$(14,351)	$(31,983)

Basic and diluted net loss per share attributable to common stockholders	$(0.21)	$(0.18)	$(0.55)	$(2.99)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	28,736	24,309	26,253	10,691

*Includes stock-based compensation as follows:
Research and development	$131	$120	$402	$319
General and administrative	376	247	1,107	1,200
Total stock-based compensation	$507	$367	$1,509	$1,519

See accompanying notes to unaudited financial statements.

MOMENTA PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(14,351)	$(9,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	698	365
Stock compensation expense	1,509	1,519
Lease liability	39	—
Noncash interest expense	7	8
Amortization of premium on investments	872	656
Changes in operating assets and liabilities:
Accounts receivable	2,238	—
Unbilled collaboration revenue	(119)	(220)
Prepaid expenses and other current assets	(513)	(1073)
Restricted Cash	—	(1,485)
Other assets	—	74
Accounts payable	(1,115)	1,444
Accrued expenses	763	482
Deferred revenue	(110)	(110)

Net cash used in operating activities	(10,082)	(8,082)

Cash flows from investing activities:
Purchases of property and equipment	(2,952)	(1,342)
Purchases of marketable securities	(76,439)	(54,422)
Maturities of marketable securities	46,203	10,542

Net cash used in investing activities	(33,188)	(45,222)

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of issuance costs	—	35,297
Proceeds from issuance of redeemable convertible preferred stock, net of cash paid for issuance costs	—	20,390
Proceeds from secondary public offering of common stock, net of issuance costs	122,327	—
Proceeds from line of credit	1,551	—
Principal payments on line of credit	(633)	(246)
Repayment of officer obligation	36	36
Proceeds from issuance of common stock	224	14

Net cash provided by financing activities	123,505	55,491

Net increase in cash and cash equivalents	80,235	2,187
Cash and cash equivalents at beginning of period	11,678	4,613

Cash and cash equivalents at end of period	$91,913	$6,800

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders as reported	$(6,001)	$(4,270)	$(14,351)	$(31,983)
Add: Stock-based employee compensation expenses included in net loss attributable to common stockholders	351	347	1,050	1,355
Deduct: Stock-based employee compensation determined under fair value based method	(750)	(291)	(1,634)	(1,144)
SFAS 123 Pro forma net loss	$(6,400)	$(4,214)	$(14,935)	$(31,772)
Basic and diluted net loss per share allocable to common stockholders:
As reported	$(0.21)	$(0.18)	$(0.55)	$(2.99)
SFAS 123 Pro forma net loss	$(0.22)	$(0.17)	$(0.57)	$(2.97)

Comprehensive Loss

The Company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes rules for the reporting and display of comprehensive loss and its components. Components of comprehensive loss include net loss and unrealized losses on available-for-sale securities that have generally been reported in the statement of stockholders’ equity. Comprehensive loss for the three months ended September 30, 2005 and 2004 was $6.0 million and $4.3 million, respectively. Comprehensive loss for the nine months ended September 30, 2005 and 2004 was $14.3 million and $9.8 million, respectively.

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

Statement 123(R) permits public companies to adopt its requirements using one of two methods: (i) the “modified prospective method” in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date or (ii) a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company will be adopting the “modified prospective method” when applying Statement 123(R).

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

3.             Stock Offering

On July 21, 2005, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. Incorporated, as representative of the several underwriters named in the Underwriting Agreement, relating to the sale and issuance of 4,827,300 shares of the Company’s common stock.  The Company granted to the underwriters an option to purchase up to an additional 724,095 shares of common stock within 30 days after the offering to cover over-allotments, which option was not exercised.  The price to the public was $27.02 per share, and proceeds to the Company from the offering, net of expenses, were $122.3 million.  The shares of common stock were issued pursuant to a Registration Statement on Form S-3 (File No. 333-126356) filed on July 1, 2005 with the Securities and Exchange Commission (the “Commission”) and a Registration Statement on Form S-3 (File No. 333-126798) filed on July 21, 2005 with the Commission under Rule 462(b) of the Securities Act of 1933, as amended.

4.             Line of Credit

In December 2004, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”). Under the terms of the Loan Agreement, the Company could borrow up to an aggregate of $3.0 million through September 30, 2005 solely for reimbursement of purchases of Eligible Equipment, as defined under the Loan Agreement.  In December 2004, the Company had approximately $1.5 million in borrowings outstanding under the Loan Agreement.  In June 2005, the Company borrowed an additional $1.3 million under the Loan Agreement and in September 2005, the Company borrowed the remaining $0.2 million under the Loan Agreement.

5.             Subsequent Event

Shareholders’ Rights Agreement

Effective November 7, 2005, the Board of Directors of the Company declared a dividend of one right (collectively, the “Rights”) to buy one one-thousandth of a share of newly designated Series A Junior Participating Preferred Stock (“Series A Junior Preferred Stock”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on November 18, 2005. Initially, the Rights are not exercisable and will be attached to all certificates representing outstanding shares of common stock, and no separate Rights Certificates will be distributed. The Rights will expire at the close of business on November 6, 2008 unless earlier redeemed or exchanged. Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including the right to vote or to receive dividends. The rights are not immediately exercisable. Subject to the terms and conditions of the Rights Agreement entered into by the Company with American Stock Transfer & Trust Company, as Rights Agent (the “Rights Agreement”), the Rights will become exercisable upon the earlier of (1) 10 business days following the later of (a) the first date of a public announcement that a person or group (an “Acquiring Person”) acquires, or obtained the right to acquire, beneficial ownership of 20 percent or more of the outstanding shares of common stock of the Company or (b) the first date on which an executive officer of the Company has actual knowledge that an Acquiring Person has become such or (2) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning more than 20 percent of the outstanding shares of common stock of the Company. Each right entitles the holder to purchase one one-thousandth of a share of Series A Junior Preferred Stock at an initial purchase price of $125.00 in cash, subject to adjustment. In the event that any person or group becomes an Acquiring Person, unless the event causing the 20% threshold to be crossed is an offer permitted pursuant to the Rights Agreement, each Right not owned by the Acquiring Person will entitle its holder to receive, upon exercise, that number of shares of common stock of the Company (or in certain circumstances, cash, property or other securities of the Company) which equals the exercise price of the Right divided by 50% of the current market price (as defined in the Rights Agreement) per share of such common stock at the date of the occurrence of the event. In the event that, at any time after any person or group becomes an Acquiring Person, (i) the Company is consolidated with, or merged with and into, another entity and the Company is not the surviving entity of such consolidation or merger (other than a consolidation or merger which follows a Permitted Offer) or if the Company is the surviving entity, but shares of its outstanding Common Stock are changed or exchanged for stock or securities (of any other person) or cash or any other property, or (ii) more than 50% of the Company’s assets or earning power is sold or transferred, each holder of a Right (except Rights which previously have been voided as set forth in the Rights Agreement) shall thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring company which equals the exercise price of the Right divided by 50% of the current market price of such common stock at the date of the occurrence of the event.

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

Business Overview

We are a biotechnology company specializing in the sequencing, or detailed structural analysis, and design of complex sugars for the development of improved versions of existing drugs, the development of novel drugs and the discovery of new biological processes. We are also utilizing our ability to sequence sugars to create technology-enabled generic versions of sugar-based and complex drug products. Through detailed analysis of the molecular structure of complex sugars, we believe our proprietary technology enables us to define the specific sugar sequences contained in complex sugar-based drugs, including those structures that had previously not been described due to a lack of available technology. In addition, we are able to derive a more complete understanding of the roles that sugars play in cellular function, disease and drug action based on our structural and biological analytic capabilities. With our capabilities for understanding complex sugars, we have developed a diversified pipeline of near-term product opportunities and novel discovery and development candidates.

Our business strategy is to utilize revenue realized from applying our technology to near-term product opportunities, such as M-Enoxaparin and other complex mixtures, as a funding source for our development and discovery programs. Over the long term, we expect to generate value by leveraging our understanding of sugars to create novel therapeutics which address critical unmet medical needs in a wide range of disease areas, including oncology, cardiovascular disease, inflammation and immunology.

Our most advanced product candidate, M-Enoxaparin, is designed to be a technology-enabled generic version of Lovenox® (enoxaparin sodium injection), a widely prescribed low molecular weight heparin, or LMWH. We have formed a collaboration with Sandoz N.V. and Sandoz Inc., collectively Sandoz, affiliates of Novartis AG, to jointly develop, manufacture and commercialize M-Enoxaparin. In accordance with our collaboration with Sandoz, an Abbreviated New Drug Application, or ANDA, was submitted for M-Enoxaparin on August 29, 2005.

Our revenues for the three and nine months ended September 30, 2005 were $3.0 million and $10.1 million, respectively, consisting of amortization of the initial payment received under our collaboration agreement with Sandoz executed in November 2003 and amounts earned by us for reimbursement by Sandoz of research and development services and reimbursement of development costs for M-Enoxaparin.

Since our inception in May 2001, we have incurred annual net losses. As of September 30, 2005, we had an accumulated deficit of $66.3 million. We expect to incur substantial and increasing losses for the next several years as we develop our product candidates, expand our research and development activities and prepare for the commercial launch of our product candidates. Additionally, we will continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability. We have derived our revenues from our collaboration agreement with Sandoz. We have devoted substantially all of our capital resources to the research and development of our product candidates.

The biotechnology and pharmaceutical industries in which we compete are undergoing, and are expected to continue to undergo, rapid and significant technological change. We expect competition to intensify as technological advances are made or new biotechnology products are introduced. To become and remain profitable, we must succeed in developing and commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities for which we are only in the preliminary stages: developing drugs; obtaining regulatory approval for them; and manufacturing, marketing and selling them. We have invested a significant portion of our time, financial resources and collaboration efforts in the development of our most advanced product candidate, M-Enoxaparin. Our successful development and commercialization of M-Enoxaparin, in collaboration with Sandoz, depends on several factors, including: using our technology to demonstrate successfully to the FDA that M-Enoxaparin is therapeutically equivalent to Lovenox; meeting any other FDA requirements for approval for commercialization;  successfully manufacturing M-Enoxaparin in a consistent and reproducible manner and at a commercial scale; manufacturing M-Enoxaparin cost-effectively; achieving a favorable outcome of potential litigation with Sanofi-Aventis relating to enoxaparin, if any; and achieving market acceptance of M-Enoxaparin in the medical community and with third-party payors.

Recent Developments

Financing

On July 21, 2005, we entered into an underwriting agreement, or the Underwriting Agreement, with Morgan Stanley & Co. Incorporated, as representative of the several underwriters named in the Underwriting Agreement, relating to the sale and issuance of 4,827,300 shares of our common stock.  We granted to the underwriters an option to purchase up to an additional 724,095 shares of our common stock within 30 days after the offering to cover over-allotments, which option was not exercised.  The price to the public was $27.02 per share, and proceeds to us from the offering, net of expenses, were approximately $122.3 million.  The shares of common stock were issued pursuant to a Registration Statement on Form S-3 (File No. 333-126356) filed on July 1, 2005 with the Securities and Exchange Commission and a Registration Statement on Form S-3 (File No. 333-126798) filed on July 21, 2005 with the Securities and Exchange Commission under Rule 462(b) of the Securities Act of 1933, as amended.

Shareholders’ Rights Agreement

Effective November 7, 2005, the Board of Directors of the Company declared a dividend of one right (collectively, the “Rights”) to buy one one-thousandth of a share of newly designated Series A Junior Participating Preferred Stock (“Series A Junior Preferred Stock”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on November 18, 2005. Initially, the Rights are not exercisable and will be attached to all certificates representing outstanding shares of common stock, and no separate Rights Certificates will be distributed. The Rights will expire at the close of business on November 6, 2008 unless earlier redeemed or exchanged. Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including the right to vote or to receive dividends. The rights are not immediately exercisable. Subject to the terms and conditions of the Rights Agreement entered into by the Company with American Stock Transfer & Trust Company, as Rights Agent (the “Rights Agreement”), the Rights will become exercisable upon the earlier of (1) 10 business days following the later of (a) the first date of a public announcement that a person or group (an “Acquiring Person”) acquires, or obtained the right to acquire, beneficial ownership of 20 percent or more of the outstanding shares of common stock of the Company or (b) the first date on which an executive officer of the Company has actual knowledge that an Acquiring Person has become such or (2) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning more than 20 percent of the outstanding shares of common stock of the Company. Each right entitles the holder to purchase one one-thousandth of a share of Series A Junior Preferred Stock at an initial purchase price of $125.00 in cash, subject to adjustment. In the event that any person or group becomes an Acquiring Person, unless the event causing the 20% threshold to be crossed is an offer permitted by the Rights Agreement, each Right not owned by the Acquiring Person will entitle its holder to receive, upon exercise, that number of shares of common stock of the Company (or in certain circumstances, cash, property or other securities of the Company) which equals the exercise price of the Right divided by 50% of the current market price (as defined in the Rights Agreement) per share of such common stock at the date of the occurrence of the event. In the event that, at any time after any person or group becomes an Acquiring Person, (i) the Company is consolidated with, or merged with and into, another entity and the Company is not the surviving entity of such consolidation or merger (other than a consolidation or merger which follows a Permitted Offer) or if the Company is the surviving entity, but shares of its outstanding Common Stock are changed or exchanged for stock or securities (of any other person) or cash or any other property, or (ii) more than 50% of the Company’s assets or earning power is sold or transferred, each holder of a Right (except Rights which previously have been voided as set forth in the Rights Agreement) shall thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring company which equals the exercise price of the Right divided by 50% of the current market price of such common stock at the date of the occurrence of the event.

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales and are uncertain whether or not we will generate any revenue from the sale of products over the next several years. We have recognized, in the aggregate, $19.4 million of revenue from our inception through September 30, 2005. This revenue was derived entirely from our collaboration agreement with Sandoz. We will seek to generate revenue from a combination of research and development payments, profit sharing payments, milestone payments and royalties in connection with our Sandoz collaboration and similar future collaborative or strategic relationships. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development and other payments received under our collaborative or strategic relationships, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

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

The following summarizes our primary research and development programs:

Development Programs:

M-Enoxaparin

Our most advanced product candidate, M-Enoxaparin, is designed to be a generic version of Lovenox. Lovenox is a widely-prescribed LMWH used for the prevention and treatment of deep vein thrombosis, or DVT, and treatment of acute coronary syndromes, or ACS.  We have formed a collaboration with Sandoz to jointly develop, manufacture and commercialize M-Enoxaparin.  Under our collaboration agreement, Sandoz is responsible for funding substantially all of the M-Enoxaparin development, regulatory, legal and commercialization costs.  The total cost of development and commercialization and the timing of bringing M-Enoxaparin to market is subject to uncertainties relating to the development, regulatory approval and legal processes.  In accordance with our collaboration agreement with Sandoz, an ANDA was submitted to the FDA for M-Enoxaparin on August 29, 2005, seeking to market M-Enoxaparin in the United States.

Upon the receipt of an ANDA submission, the FDA commences its review of the ANDA.  We anticipate that the FDA’s review of the M-Enoxaparin ANDA will require, among other things, a review of our technology and characterization methodology as well as our manufacturing data.  In parallel, Momenta in collaboration with Sandoz, is focused on activities related to supporting the ANDA submission and the FDA’s review of the ANDA submission and preparing for the commercial launch of M-Enoxaparin, if and when approved, including addressing sales and marketing, manufacturing and supply chain objectives.

M118

M118 is a LMWH that we rationally designed to provide improved anti-clotting activity, an enhanced safety profile and more flexible administration to treat patients with ACS.  In November 2004, we postponed preclinical testing of M118 in order to develop a more efficient and reproducible manufacturing process.  Those efforts have resulted in a new process with improved yield and reproducibility and reduced cost, as compared to the prior manufacturing process.  In September 2005, we initiated pre-investigational new drug, or IND, Good Laboratory Practices, toxicology studies for M118, and we expect that additional expenditures will be required to complete preclinical testing.  If such preclinical testing is successful, we intend to file an IND in mid-2006 and begin Phase I clinical trials shortly thereafter, if the IND goes into effect.  Because M118 is in preclinical development, we are not currently able to estimate the cost to complete the research and development phase nor are we able to estimate the timing of commercialization of M118.

Other Complex Mixtures

We are exploring the application of our technology to the analysis of other complex mixture drugs beyond heparins. Complex mixtures are composed of heterogeneous molecules that, due to their diversity, are difficult to fully characterize. For example, protein and antibody products containing sugars, or glycoproteins, contain heterogeneous branched sugars that vary from molecule to molecule. These sugars confer specific biological properties to the glycoprotein or antibody drug and can often comprise a significant portion of the mass of a molecule. We believe we can apply our technology to characterize the composition of these and other complex mixture drugs.  We continue to advance our discussions related to a complex mixture agreement, however, we anticipate that the execution of a collaboration agreement will likely occur after the end of 2005.

M-Dalteparin

M-Dalteparin is targeted to be a technology-enabled generic version of Fragmin®, a LMWH product.  Fragmin is indicated for the prevention of DVT and selected indications in ACS.  Fragmin is marketed by Pfizer Inc. in Europe and by Kissei Pharmaceutical Co, Ltd. in Japan. In September 2005, Eisai Inc., a U.S. pharmaceutical subsidiary of Eisai Co. Ltd., announced that it had licensed the U.S. rights to Fragmin from Pfizer.  We are currently reassessing the commercial opportunity for M-Dalteparin.  We have reprioritized the program and have chosen not to actively pursue a commercial partnership in 2005 with respect to M-Dalteparin.  We have reduced our internal resources for M-Dalteparin while we reassess our options to pursue commercialization of the product.  Whether we submit an ANDA in 2006 for M-Dalteparin is subject to the outcome of our ongoing analysis.  The total cost of development and commercialization and the timing of bringing M-Dalteparin to market are subject to uncertainties relating to the market growth for Fragmin, as well as the development, regulatory and legal approval processes.

Discovery Programs:

We are also applying our analytic capabilities for complex sugars to several discovery programs, including a drug delivery program and an oncology program. Through our drug delivery program, we have identified a mechanism by which sugars facilitate the transport of drugs across mucosal membranes, enabling the delivery of larger proteins and leading to higher levels of bioavailability, or levels of drug in the blood. We believe this sugar-mediated transport mechanism can be applied to a variety of marketed drugs and drug candidates.  While our current focus is on the pulmonary delivery of therapeutic proteins where achieving adequate bioavailability has been a challenge, the technology has potentially broad application to the delivery of other drugs across other mucosal membranes.

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

We anticipate additional increases in general and administrative expenses to support our research and development programs. These increases will likely include the hiring of additional personnel. We intend to continue to incur increased internal and external legal and business development costs to support our various product development efforts, which can vary from period to period.

Results of Operations

Three Months Ended September 30, 2005 and 2004

Revenue

Revenues for the three months ended September 30, 2005 and 2004, which were entirely attributable to our Sandoz collaboration, were $3.0 million and $1.8 million, respectively.  These revenues consist of amounts earned by us for reimbursement by Sandoz of research and development services and reimbursement of development costs for M-Enoxaparin and amortization of the initial payment received under our collaboration agreement with Sandoz executed in November 2003.

Research and Development

The following table summarizes the primary components of our research and development expense for the three months ended September 30, 2005 and 2004:

Research and Development (in thousands)	2005	2004
Development programs	$4,263	3,616
Discovery programs	944	570
Other research	1,069	295
Total research and development expense	$6,276	$4,481

Research and development expense for the three months ended September 30, 2005 was $6.3 million compared to $4.5 million during the three months ended September 30, 2004. Research and development expenses have increased in all our programs.  Development program expenses have increased by $0.6 million primarily due to increased personnel-related costs. Discovery program expenses have increased by $0.4 million primarily due to an increase in personnel related costs as well as an increase in facility related costs.  Other research expense increased by $0.8 million, primarily due to an increase in consulting of $0.4 million, recruiting of $0.1 million, technology development of $0.1 million and other research costs of $0.2 million.

General and Administrative

General and administrative expense for the three months ended September 30, 2005 was $3.7 million compared to $1.9 million during the three months ended September 30, 2004. General and administrative expense increased primarily due to an increase in professional fees of $0.5 million, salaries and related costs of $0.7 million, consulting of $0.3 million, insurance coverage of $0.2 million and $0.1 million in patent and license fees.

Interest Income and Expense

Interest income increased to $1.1 million for the three months ended September 30, 2005 from $0.2 million for the three months ended September 30, 2004, due to higher average investment balances in 2005 primarily as a result of the proceeds from our secondary offering in July 2005.  Interest expense increased from approximately $10,000 during the three months ended September 30, 2004 to approximately $51,000 for the three months ended September 30, 2005 due to the additional line of credit obligation in December 2004.

Nine Months Ended September 30, 2005 and 2004

Revenue

Revenues for the nine months ended September 30, 2005 and 2004, which were entirely attributable to our Sandoz collaboration, were $10.1 million and $5.0 million, respectively.  These revenues consist of amounts earned by us for reimbursement by Sandoz of research and development services and reimbursement of development costs for M-Enoxaparin and amortization of the initial payment received under our collaboration agreement with Sandoz executed in November 2003.

Research and Development

The following table summarizes the primary components of our research and development expense for the nine months ended September 30, 2005 and 2004:

Research and Development (in thousands)	2005	2004
Development programs	$11,603	$8,043
Discovery programs	2,271	1,632
Other research	2,690	554
Total research and development expense	$16,564	$10,229

Research and development expense for the nine months ended September 30, 2005 was $16.6 million compared to $10.2 million during the nine months ended September 30, 2004. Research and development expenses have increased in all our programs.  Development program expenses have increased by $3.6 million primarily due to an increase of $1.6 million in manufacturing costs and $1.7 million in personnel-related costs. Discovery program expenses have increased by $0.6 million primarily due to an increase in personnel related costs as well as an increase in facilities related costs.  Other research expense increased by $2.1 million, primarily due to an increase in consulting of $1.0 million, recruiting of $0.4 million, lab supplies of $0.1 million and other research and development costs of $0.6 million.

General and Administrative

General and administrative expense for the nine months ended September 30, 2005 was $9.5 million compared to $4.8 million during the nine months ended September 30, 2004. General and administrative expense increased primarily due to an increase in professional fees of $2.6 million, salaries and related costs of $1.1 million and insurance coverage of $0.6 million.

 Interest Income and Expense

Interest income increased to $1.7 million for the nine months ended September 30, 2005 from $0.4 million for the nine months ended September 30, 2004, due to higher average investment balances in 2005 primarily as a result of the proceeds from our secondary offering in July 2005.  Interest expense increased from approximately $31,000 during the nine months ended September 30, 2004 to approximately $112,000 for the nine months ended September 30, 2005 due to the additional line of credit obligation in December 2004.

Liquidity and Capital Resources

In July 2005, we raised $122.3 million in a public offering, net of underwriters’ fees, commissions and other offering costs from the sale of 4,827,300 shares of our common stock at a public offering price of $27.02 per share.

At September 30, 2005, we had $163.3 million in cash, cash equivalents and marketable securities.  Net cash used in operating activities for the nine months ended September 30, 2005 and 2004 was $10.1 million and $8.1 million, respectively. The use of cash in each period was primarily a result of net losses associated with our research and development activities and administrative costs.

Net cash used in investing activities for the nine months ended September 30, 2005 and 2004 was $33.2 million and $45.2 million, respectively. In the first nine months of 2005, we used $76.4 million of cash to purchase marketable securities and had $46.2 million in maturities of marketable securities.  In the first nine months of 2005 and 2004, we used $3.0 million and $1.3 million, respectively, to purchase equipment and leasehold improvements. At September 30, 2005, we have used all available funds under the $3.0 million equipment line of credit entered into in December 2004.

For the nine months ended September 30, 2005, our financing activities provided approximately $123.5 million, reflecting proceeds of $122.3 million from our secondary public offering of common stock in July 2005, $1.6 million from two drawdowns on our line of credit with a bank primarily to finance the purchase of equipment, $0.3 million from stock option exercises, purchases of common shares through our Employee Stock Purchase Plan and a repayment of an officer loan, offset by $0.6 million in principal payments on our line of credit obligation.  For the nine months ended September 30, 2004, our financing activities provided $55.5 million, reflecting net proceeds of $35.3 million from our initial public offering in June, 2004, the issuance of our Series C redeemable convertible preferred stock for net proceeds of $20.4 million, $50,000 from stock option exercises and a repayment by an officer, offset by $0.2 million in principal payments on our line of credit obligation.

We anticipate that our current cash, cash equivalents and marketable securities, including the $122.3 million in net proceeds from our follow-on offering in July 2005, will be sufficient to fund our operations through at least the end of 2008. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Funding Requirements

We have received $16.8 million as of September 30, 2005 from our collaboration with Sandoz. We did not receive payments from any collaborations prior to December 31, 2003. Under our collaboration with Sandoz, Sandoz has agreed to fund a minimum amount of personnel and substantially all of the other ongoing development, commercialization and legal expenses incurred with respect to our M-Enoxaparin program, subject to the right to terminate if certain costs exceed mutually agreed upon limits.

We expect to use our current cash, cash equivalents and marketable securities to continue the development of our product candidates, our discovery research programs and for other general corporate purposes.  We intend to use the majority of our cash to fund: our development programs, including M-Enoxaparin, the application of our technology to complex mixtures including glycoproteins, M118, and M-Dalteparin; our discovery programs, which are focused on identifying novel therapeutics and technologies; the potential acquisition of companies, products and technologies that complement our business; and working capital, capital expenditures and other general corporate purposes.

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

Statement 123(R) permits public companies to adopt its requirements using one of two methods: (i) the “modified prospective method” in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date or (ii) a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.  The Company will be adopting the “modified prospective method” when applying Statement 123(R).

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

We have incurred significant losses since our inception in May 2001. At September 30, 2005, our accumulated deficit was approximately $66.3 million. We have not generated revenues from the sale of any products to date. We expect that our annual operating losses will increase over the next several years as we expand our drug commercialization, development and discovery efforts. To become profitable, we must successfully develop and obtain regulatory approval for our existing drug candidates, and effectively manufacture, market and sell any drugs we develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

To become and remain profitable, we must succeed in developing and commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities for which we are only in the preliminary stages: developing drugs; obtaining regulatory approval for them; and manufacturing, marketing and selling them. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would cause the market price of our common stock to decrease and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

If we fail to obtain approval for and commercialize our most advanced product candidate, M-Enoxaparin, we may have to curtail our product development programs and our business would be materially harmed.

We have invested a significant portion of our time, financial resources and collaboration efforts in the development of our most advanced product candidate, M-Enoxaparin, a technology-enabled generic version of Lovenox. Our near-term ability to generate revenues and our future success, in large part, depends on the development and commercialization of M-Enoxaparin.

In accordance with our collaboration agreement with Sandoz, an ANDA was submitted to the FDA on August 29, 2005, seeking to market M-Enoxaparin in the United States. FDA approval of an ANDA is required before marketing of a generic equivalent of a drug previously approved under a New Drug Application, or NDA. If we are unable to satisfactorily complete the necessary testing to demonstrate therapeutic equivalence, if the FDA disagrees with our characterization approach, does not agree that M-Enoxaparin is equivalent to Lovenox, or if we otherwise fail to meet FDA requirements for our ANDA, including but not limited to manufacturing and bioequivalence requirements, or obtain FDA approval for, and successfully commercialize, M-Enoxaparin, we may never realize revenue from this product and we may have to curtail our other product development programs. As a result, our business would be materially harmed.

We will likely face patent litigation with Sanofi-Aventis, the innovator of Lovenox.

In August 2003, Sanofi-Aventis sued Amphastar Pharmaceuticals, Inc., or Amphastar, and Teva Pharmaceuticals USA, Inc., or Teva, alleging, among other things, that their generic versions of Lovenox intended to be marketed by those companies infringe Sanofi-Aventis’ Patent No. 5,389,618, which is scheduled to expire on February 14, 2012. These lawsuits had been consolidated and brought before the U.S. District Court for the Central District of California.

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

Based on its June 15th decision, the U.S. District Court for the Central District of California entered final judgment on Amphastar’s and Teva’s claims that U.S. Patent No. 5,389,618 and Reissue Patent No. RE38,743 are unenforceable on the grounds of inequitable conduct.  The District Court entered final judgment on July 26, 2005.  In September 2005 Sanofi-Aventis filed an appeal of the District Court’s decision and final judgment to the U.S. Court of Appeals for the Federal Circuit. Intellectual property litigation involves many uncertainties, and there is no assurance that the U.S. Court of Appeals for the Federal Circuit will affirm the District Court’s decision that U.S. Patent No. 5,389,618 is unenforceable or rule that, by consequence, Reissue Patent No. RE38,743 is unenforceable.

Should the Court of Appeals reverse or remand the District Court’s finding of inequitable conduct in connection with U.S. Patent No. 5,389,618 and if a paragraph IV certification has been or will be filed with our ANDA, we will likely face costly and time consuming patent litigation with Sanofi-Aventis, the holder of the NDA for Lovenox.

Companies that produce branded pharmaceutical products for which there are unexpired patents listed in the FDA’s Orange Book most often bring patent infringement litigation against applicants seeking FDA approval to manufacture and market generic forms of their branded products before patent expiration. Under the circumstances described in the preceding paragraph, we will likely face patent litigation if a paragraph IV certification has been or will be filed with our ANDA to produce and market a generic version of Lovenox. Litigation often involves significant expense and could delay or prevent the introduction of a generic product.

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

Some of our products in current or future development including M-Enoxaparin may be based on new technologies that have not previously been formally reviewed or accepted by the FDA or other regulatory authorities. Given the complexity of our technology, we intend to work closely with the FDA and other regulatory authorities to facilitate the requisite scientific analysis and evaluation of our methods in order to obtain regulatory approval for our products. It is possible that the validation process may take time and resources, require independent third-party analysis or not be accepted by the FDA and other regulatory authorities. For some of our products, the regulatory approval path and requirements may not be clear, which could add significant delay and expense. Delays or failure to obtain regulatory approval of any of the products that we develop would adversely affect our business.

If other generic versions of Lovenox are approved and successfully commercialized our business would suffer.

In mid-2003, Amphastar and Teva each filed ANDAs for generic versions of Lovenox with the FDA. Each ANDA included a paragraph IV certification. In addition, other third parties, including without limitation Sanofi-Aventis, may seek approval to market generic versions of Lovenox in the United States. If any of these parties obtains FDA approval for generic versions of Lovenox, we may not gain any competitive advantage and the price for the product may be lower.  Also, we may never achieve significant market share for M-Enoxaparin if either Amphastar or Teva, or another third party, markets generic versions of Lovenox before us. Under the Hatch-Waxman Act, any developer of a generic drug that is considered first to have its ANDA accepted for review by the FDA, and whose filing includes a paragraph IV certification, may be eligible to receive a 180-day period of generic market exclusivity. In the event that any eligible 180-day exclusivity period has not begun and/or has not expired at the time we receive tentative approval for M-Enoxaparin, we may be forced to wait until the expiration of the exclusivity period before the FDA could make our approval effective. Less favorable economic terms could be triggered under our collaboration with Sandoz if one or more third parties commercialize a generic version of Lovenox. Consequently, if other generic versions of Lovenox are approved and commercialized, our revenues would be reduced and, as a result, our business, including our future discovery and development programs, would suffer.

If we experience manufacturing difficulties or are unable to obtain sufficient quantities of raw materials or manufacture sufficient quantities of M-Enoxaparin, our development and commercialization efforts may be materially harmed.

We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend upon third parties to provide for raw materials, to manufacture the drug substance, or active pharmaceutical ingredient, for M-Enoxaparin and to provide certain other services relating to M-Enoxaparin. We also depend on additional third parties to produce the final drug product and provide certain analytical services with respect to M-Enoxaparin.  Manufacturing requirements, including but not limited to, reproducibility, validation and scale-up, must be addressed in order to satisfy FDA requirements necessary for approval and commercialization of M-Enoxaparin. In addition, if the product is approved, in order to produce M-Enoxaparin in the quantities necessary to meet anticipated market demand, we and any contract manufacturer that we engage may need to increase manufacturing capacity. If we are unable to satisfy the FDA requirements for approval or to produce M-Enoxaparin in sufficient quantities to meet the requirements for the launch of the product or to meet future demand, our revenues and gross margins could be adversely affected.

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

As of September 30, 2005, we had cash, cash equivalents and marketable securities totaling $163.3 million. For the nine months ended September 30, 2005, we had a net loss of $14.4 million and used cash in operating activities of $10.1 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our drug candidates, as well as funds necessary to manufacture and market any products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

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

We are dependent on the members of our senior management team, in particular, Ganesh Venkataraman, our Co-Founder and Senior Vice President, Research, and John Bishop, Vice President, Pharmaceutical Sciences and Manufacturing for our business success.  Our employment arrangements with Dr. Venkataraman and Dr. Bishop and our other executive officers are terminable by either party on short notice or no notice. We do not carry life insurance on the lives of any of our personnel. The loss of any of our executive officers would result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and approval of our product candidates. In addition, our growth will require us to hire a significant number of qualified scientific, commercial and administrative personnel. There is intense competition from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, for human resources, including management, in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful development and commercialization of our product candidates.

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

In December 2004, the Financial Accounting Standards Board issued “Share-Based Payment,” or Statement 123(R). Statement 123(R)

requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity instruments issued. In determining the fair value of options and other equity-based awards, companies may use different valuation models that may involve extensive and complex analysis. Statement 123(R) will be effective for us no later than January 1, 2006, which is the first day of our 2006 fiscal year. The Company will be adopting the “modified prospective method” when applying Statement 123(R). We currently expect that our adoption of Statement 123(R) will adversely affect our operating results to some extent in future periods.

Risks Relating to Development and Regulatory Approval

If we are not able to demonstrate therapeutic equivalence for our generic versions of complex drugs, including M-Enoxaparin, to the satisfaction of the FDA, we will not obtain regulatory approval for commercial sale of our generic product candidates, and our future results of operations will be adversely affected.

Our future results of operations depend, to a significant degree, on our ability to obtain regulatory approval for and commercialize generic versions of complex drugs, including M-Enoxaparin.  To obtain regulatory approval for the commercial sale of our generic versions of complex drugs, including M-Enoxaparin, we will be required to demonstrate to the satisfaction of the FDA, among other things, that our generic products contain the same active ingredients, are of the same dosage strength, form, and route of administration as the branded products upon which they are based, and meet compendial or other applicable standards for strength, quality, purity and identity, including potency. Our generic versions of complex drugs, including M-Enoxaparin and M-Dalteparin (if we elect to pursue), must also be demonstrated through in vivo studies to be bioequivalent, meaning generally that there are no significant differences between the generic drug and its branded counterpart with respect to the rate and extent to which the active ingredients are absorbed and become available at the site of drug action.

Determination of the same active ingredients for our generic versions of complex drugs will be based on our demonstration of chemical equivalence to the respective reference listed drugs.  The FDA may not agree that we have adequately characterized our products or that our products are equivalent to their respective branded drugs.  The FDA may require confirmatory information including, for example, animal or human testing, to determine the sameness of active ingredients and that any inactive ingredients or impurities do not compromise the product’s safety and efficacy. Provision of sufficient information for approval may prove difficult, time consuming and expensive. We must also demonstrate the adequacy of our methods, controls and facilities used in the manufacture of the product, including that they meet current good manufacturing practices, or cGMP.  We cannot predict whether any of our generic product candidates will meet FDA requirements for approval.

In the event that the FDA modifies its current standards for therapeutic equivalence with respect to generic versions of Lovenox or other complex drug products, does not establish standards for therapeutic equivalence for generic versions of complex drug products, or requires us to conduct clinical trials or other lengthy processes, the commercialization of our technology-enabled generic product candidates could be delayed or prevented. Delays in any part of the process or our inability to obtain regulatory approval for our products could adversely affect our operating results by restricting or significantly delaying our introduction of new products.

If the FDA is not able to establish specific guidelines or arrive at a consensus regarding the scientific analyses required for characterizing complex protein drugs, and if the U.S. Congress does not take action to create an abbreviated regulatory pathway for follow-on protein products, then the uncertainty about the value of our glycoprotein program will be increased.

The regulatory climate for generic versions of protein products remains very uncertain. Currently, there is no established statutory or regulatory pathway which provides the FDA with the authority to approve generic versions of most protein drugs. Most therapeutic protein drugs were approved by the FDA under the Public Health Service Act through the use of Biologics License Applications, or BLAs. Unlike products approved through the use of NDAs, there is no provision in the Public Health Service Act for an abbreviated application that would permit approval of a follow-on protein product, and the FDA has stated it does not believe it has the authority to rely on prior BLA approvals or on their underlying data to approve a follow-on product. Moreover, even for proteins originally approved as NDAs, there is debate as to the data necessary to demonstrate the sameness required for ANDA approval.  Judicial construction of the current law may impact the approval process for generic versions of proteins originally approved as NDAs.  For example the FDA was recently sued in the United States District Court for the District of Columbia and the court was asked to enter a declaratory judgment that the section 505(b)(2) NDA pathway can be used for protein-based biologic drugs regulated under section 505 of the Federal Food, Drug, and Cosmetic Act.  Although the FDA stated in February 2005, that it anticipated drafting several guidances and concept papers to address the scientific and regulatory issues related to approval of generic versions of therapeutic protein products that were approved under BLAs, the FDA indicated that the development of many of these documents would take several months or more.  The FDA has since delayed providing guidance and has not specified a time frame in which it expects to do so, and to our knowledge, no drafts have yet been published for public comment.  Moreover, we are hopeful that the U.S. Congress, based on guidance from the FDA, will establish a regulatory path sometime in the future for approval of generic versions of therapeutic protein products that were approved under BLAs. Failure of the FDA to establish standards or the U.S. Congress to enact legislation establishing a pathway for regulatory approval could reduce the value of our glycoprotein program.

If our preclinical studies and clinical trials for our development candidates are not successful, we will not be able to obtain regulatory approval for commercial sale of our novel or improved drug candidates.

To obtain regulatory approval for the commercial sale of our novel or improved drug candidates, we will be required to demonstrate through preclinical studies and clinical trials that our drug development candidates are safe and effective. Preclinical testing and clinical trials of new development candidates are lengthy and expensive and the historical failure rate for development candidates is high. The results from preclinical testing of a development candidate may not predict the results that will be obtained in human clinical trials. Clinical trials cannot commence until we submit an IND containing sufficient preclinical data and other information to support use in human subjects and the FDA allows the trials to go forward. Clinical trials must also be reviewed and approved by institutional review boards, or IRBs, for each clinical trial site before a development candidate may be used in a human trial at that site. We, the FDA or other applicable regulatory authorities or an IRB may prohibit the initiation of, or suspend clinical trials of, a development candidate at any time if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks, or for other reasons. Adverse side effects of a development candidate on subjects or patients in a clinical trial could result in the FDA or other regulatory authorities refusing to approve a particular development candidate for any or all indications of use.

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

•                       revising labels of existing products to reflect more specific descriptions of a drug; and

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

In November 2003, we entered into a collaboration and license agreement with Sandoz to jointly develop and commercialize injectable enoxaparin and certain improved injectable forms of enoxaparin. Under the terms of the agreement, we and Sandoz agree to exclusively work with each other in the development and commercialization of injectable enoxaparin within the United States. We have also granted to Sandoz the right to negotiate additional rights for certain products under certain circumstances. If Sandoz fails to adequately perform under our collaboration and license agreement, we may not successfully commercialize M-Enoxaparin and may be precluded from seeking alternative collaborative opportunities because of our exclusivity commitment. Recently, affiliates of Sandoz acquired Hexal AG and affiliates of Sandoz acquired Eon Labs, Inc.  These acquisitions could negatively impact our collaboration with Sandoz.

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

We depend on third-parties for the manufacture of products.  If in the future we encounter difficulties in our supply or manufacturing arrangements, our business may be materially adversely affected.

We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. In addition, we do not have, and do not intend to develop, the ability to manufacture material for our clinical trials or at commercial scale. To develop our drug candidates, apply for regulatory approvals and commercialize any products, we or our partners need to contract for or otherwise arrange for the necessary manufacturing facilities and capabilities. As a result, we expect generally to rely on contract manufacturers for regulatory compliance.  If our contract manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected products or drug candidates could be delayed, which could have a material adverse effect on our business. In addition, any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

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

Our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 34% of our outstanding common stock as of September 30, 2005. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

•                       a “poison pill” in accordance with the Company’s Shareholders Rights Plan that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•                       limitations on the removal of directors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of twenty four months or less.  Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.  While our cash and investment balances have increased as a result of our secondary public offering in July 2005, we have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)

under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

10.1	Amendment, dated September 22, 2005, to Consulting Agreement dated October 4, 2004, between Bennett M. Shapiro and the Registrant.

10.2	Amendment, dated September 22, 2005, to Consulting Agreement dated September 18, 2002, as amended, between Peter Barton Hutt and the Registrant.

10.3	First Amendment, dated September 7, 2005, to Sublease Agreement dated September 14, 2004, by and between Vertex Pharmaceuticals Incorporated and the Registrant.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: November 14, 2005
	By:	/s/ Alan L. Crane
Alan L. Crane, President and Chief Executive
Officer (Principal Executive Officer)

Date: November 14, 2005
	By:	/s/ Richard P. Shea
Richard P. Shea, Chief Financial Officer
(Principal Financial and Accounting Officer)