Form 10-K
period 2005-12-31
MOMENTA PHARMACEUTICALS INC
filed 2006-03-16
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

Registrant’s telephone number, including area code: (617) 491-9700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value

(Title of class)

Preferred Stock Purchase Rights, $0.01 par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes   ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐               Accelerated filer   ☒               Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☐   No   ☒

The aggregate market value of the registrant’s voting shares Common Stock held by non-affiliates of the registrant on June 30, 2005, based on $19.77 per share, the last reported sale price of the shares of Common Stock on the Nasdaq National Market on that date was $164,293,998.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 1, 2006:

Class	Number of Shares
Common Stock, $0.0001 par value	[30,500,967]

Documents incorporated by reference:

Portions of the information required by Part III of Form 10-K will appear in the registrant’s definitive Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Stockholders and are hereby incorporated by reference into this report.

PART I

Item 1.                        BUSINESS

GENERAL

Overview

Momenta is a biotechnology company specializing in the sequencing, or detailed structural analysis, and design of complex sugars for the development of improved versions of existing drugs, the development of novel drugs and the discovery of new biological processes. We are also utilizing our analytical capabilities to create technology-enabled generic versions of sugar-based and complex drug products. Through detailed analysis of the molecular structure of complex sugars, we believe our proprietary technology enables us to define the specific sequences contained in complex drugs, including those structures that had previously not been described due to a lack of available technology. In addition, we are able to derive a more complete understanding of the roles that sugars play in cellular function, disease and drug action based on our analytical capabilities. With our capabilities, we have developed a diversified pipeline of near-term product opportunities and novel discovery and development candidates.

We are a Delaware corporation. We were incorporated and began operations in 2001 under the name Mimeon, Inc. and changed our name to Momenta Pharmaceuticals, Inc. in September 2002. Our principal offices are located at 675 West Kendall Street, Cambridge, Massachusetts 02142, and our telephone number is (617) 491-9700.

In this Annual Report on Form 10-K, the terms “Momenta,” “we,” “us” and “our” refer to Momenta Pharmaceuticals, Inc. and its subsidiaries.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the Securities and Exchange Commission at the Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a web site (http://www.sec.gov) that contains material regarding issuers that file electronically with the Securities and Exchange Commission.

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

Our logo, trademarks, and service marks are the property of Momenta. Other trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

Background on Sugars and Other Complex Mixtures

The development of techniques to sequence DNA and proteins created the foundation of the biotechnology industry and enabled the first biotechnology companies to develop breakthrough products. Scientific studies have demonstrated that sugars, like DNA and proteins, play fundamental roles in the regulation of biological activity, processes and pathways and, consequently, in the cause and treatment of many diseases. The manner in which a cell produces sugars is critical for normal cell function and communication. For example, malfunctions in complex sugar production and the resulting abnormalities in sugar structures have been shown to play fundamental roles in numerous major diseases, such as cancer, cardiovascular disease, Alzheimer’s disease, inflammatory disease and viral infection.

Due to the structural complexity of sugars and the lack of sophisticated analytical tools and methods to analyze them, sugars have not been well defined nor have their molecular structures been determined. Complex sugars are composed of individual monosaccharides, or sugar building blocks, that are difficult to differentiate. Each sugar building block may differ only slightly from the next. These monosaccharides link together to form polysaccharide chains that exist in linear or branched forms. Further, complex polysaccharides often exist as mixtures in which individual sugar chains are similar, but distinct, from other sugar chains in the mixture. Without being able to identify specific chemical structures, it has been difficult to monitor how sugars behave when they are contained in drugs or in the human body. In addition, we believe it has not been possible to thoroughly characterize, or sequence, complex drugs containing sugars. As a consequence, the development of drugs containing sugars to date has been through more of a “trial-and-error” approach. We believe greater understanding of the composition and functions of complex sugar structures, as well as their roles in critical biological processes and pathways will provide significant commercial opportunities for drug development.

Challenges Associated with Analyzing Sugars

Unlike the significant progress that has been made in the analysis of DNA and proteins, widespread analysis and application of complex sugars to drug development has been inhibited by a number of technical challenges. Complex sugars have far greater structural complexity than DNA and proteins, making their analysis much more difficult. For example, sugars have a larger number of potential building blocks than DNA or proteins, dramatically increasing the complexity of, and possible solutions for, a polysaccharide sequence. Additionally, unlike DNA and proteins, complex sugars cannot be isolated and studied in large quantities for analysis. Most complex sugars exist in small quantities as heterogeneous mixtures. Current technologies are unable to accommodate the small quantities of materials present in biological samples or adequately differentiate and quantify distinct polysaccharides or individual sugar building blocks.

Momenta’s Technology Solution

We have developed an integrated analytical solution that we believe addresses the challenges of creating drugs based on complex sugars. Our technology enables rapid, precise and thorough sequencing of complex sugars. Using a comprehensive library of proprietary enzymes or reagents, we break down complex sugar chains, including those contained in complex mixtures, into measurable units. By applying these enzymes and reagents to complex sugar sequences or mixtures, we gain specific knowledge about the basic sugar building blocks, which make up longer sugar chains, as well as the sequence order of the sugar building blocks. We then apply proprietary improvements to established analytical techniques such as Matrix Assisted Laser Desorption Ionization-Mass Spectrometry, or MALDI-MS, nuclear magnetic resonance, or NMR, and capillary electrophoresis, or CE, in order to analyze and gather information regarding the components, structure and arrangement of the building blocks in the sugar chains. The third component of our technology is the application of proprietary mathematical methods that integrate the disparate information obtained from various analytical techniques to arrive at a specific, numerically-derived solution describing the complete structure of a specific sugar sequence. We are also applying our analytical techniques and methodologies to the characterization of other complex mixtures that do not contain sugars. These complex mixtures share some of the same technical challenges as complex sugar-based mixtures, including the historic inability to measure or quantify the specific units contained in the mixture.

Momenta Products and Programs

Our products and programs are based on the application of our analytical technology to the characterization of existing complex drugs, the engineering of improvements to existing complex drugs, and the study of the natural biological activity of complex sugars. Our pipeline products include technology-enabled generic versions of complex drugs, rationally engineered improved complex drugs and drug candidates which we have developed based on our understanding of the biological activity of complex sugars. Our product development goals in these areas are summarized below:

Develop technology-enabled generic versions of complex drugs through characterization

Many currently marketed complex drugs, particularly those containing sugars, have not been fully characterized due to a lack of available technology. These drugs include heparins, therapeutic proteins, antibodies, vaccines and antibiotics, among others. Our technology has the potential to determine the precise chemical composition of existing complex drugs, including those structures that had not previously been described. To date, the inability to analyze the components found in complex drugs has made it difficult to obtain approval of generic versions of such drugs. We believe that the data obtained from our analytical approach can be applied to develop technology-enabled generic versions of these drugs. Our most advanced product candidate, M-Enoxaparin is designed to be a technology-enabled generic version of Lovenox® (enoxaparin sodium injection), a low molecular weight heparin, or LMWH, used to prevent and treat deep vein thrombosis, or DVT, and treat acute coronary syndrome, or ACS.

Improve complex drugs based on insights into structure-activity relationships

We are creating improved versions of existing drugs by rationally engineering complex sugar structures contained in these drugs to improve their properties and address unmet medical needs. We use our characterization technology to characterize the chemical structures that make up currently marketed drugs and relate these structures to specific biological activity. We then use our understanding of structure-activity relationship analysis, or SARs, to engineer modifications to the sugar structures to favorably influence the clinical properties of the drugs. For example, our development candidate, M118, is a LMWH that has been engineered to possess an improved therapeutic profile, compared with other currently marketed products, to treat patients diagnosed with ACS. Additionally, our drug delivery program utilizes sugars’ natural role in storage and transport to efficiently transport existing therapeutic proteins, as well as other large molecules, across mucosal membranes, such as those in the lungs.

Develop novel candidates based on understandings of the natural biological activity of complex sugars

We are also combining our technology and ability to perform SAR analysis with our understanding of biology and disease in order to develop novel therapeutics. Our goal is to discover and develop new classes of therapeutics based on insights into sugars’ functions in biological processes. For example, our oncology program has shown through in vitro and in vivo research that sugars have significant roles in and influence over the disease pathways of cancer.

Development Programs:

M-Enoxaparin

Our most advanced product candidate, M-Enoxaparin, is designed to be a generic version of Lovenox. Lovenox is a widely-prescribed LMWH used for the prevention and treatment of DVT and treatment of ACS. Lovenox is distributed worldwide by Sanofi-Aventis and is also known outside the United States as Clexane® and Klexane® Sanofi-Aventis reported worldwide net sales of Lovenox of approximately $2.7 billion in 2005, with approximately $1.6 billion coming from the United States market. Analysts project that Lovenox will remain a leading LMWH product, with estimated annual sales approaching $3.5 billion by 2008.

We have formed a collaboration with Sandoz to jointly develop, manufacture and commercialize M-Enoxaparin. Under our collaboration agreement, Sandoz is responsible for funding substantially all of the M-Enoxaparin development, regulatory, legal and commercialization costs. The total cost of development and commercialization and the timing of bringing M-Enoxaparin to market is subject to uncertainties relating to the development, regulatory approval and legal processes. In accordance with our collaboration agreement with Sandoz, an ANDA was submitted to the FDA for M-Enoxaparin on August 29, 2005, seeking approval to market M-Enoxaparin in the United States.

We anticipate that the FDA’s review of the M-Enoxaparin ANDA will require, among other things, a review of our technology and characterization methodology, as well as our manufacturing data. In parallel, Momenta, in collaboration with Sandoz is focused on activities related to supporting the FDA’s review of the ANDA and preparing for the commercialization of M-Enoxaparin, if and when, approved, including advancing manufacturing, supply chain, and sales and marketing objectives.

Lovenox composition

Lovenox is a heterogeneous mixture of complex sugar chains that, in our view, prior to the application of our technology, had not been adequately analyzed. It is composed of a mixture of sugar chains that vary with respect to length and sequence, resulting in a diversity of chemical structures in the mixture. The current description of Lovenox includes molecular weight distribution and in vitro measurements of Lovenox’s ability to inhibit blood clotting factors Xa and IIa, or its anti-Xa and anti-IIa activity. Molecular weight distribution provides a rough measure of the range of chain lengths but provides no information about detailed sequences or chemical structures contained in Lovenox. The in vitro measures of anti-Xa and anti-IIa activity describe certain aspects of anticoagulation but only partially define the biological and clinical activity of Lovenox. According to Sanofi-Aventis, only 15% to 25% of the chains in LMWHs contain sequences that bind to the factor that is responsible for anti-Xa and anti-IIa activity.

The need for detailed analysis of enoxaparin

According to FDA regulations, a generic drug must have, among other requirements, the same active ingredients as the innovator or the “reference listed drug product” upon which the generic application is based. The FDA’s definition of an active ingredient is, “any component that is intended to furnish pharmacological activity or other direct effect in the diagnosis, cure, mitigation, treatment, or prevention of disease, or to affect the structure or any function of the body of man or other animals.”

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

Under FDA guidelines, generic drugs are considered pharmaceutically equivalent to their branded counterparts if, among other things, they contain the same active ingredient(s), dosage form, route of administration and are identical in strength or concentration. To be therapeutically equivalent, a generic product must first be pharmaceutically equivalent and also be expected to have the same clinical effect and safety profile, thus making it typically interchangeable with the branded product; interchangeable products are denoted by an “A” rating by the FDA. Products with “A” ratings are generally substituted for the innovator drug by both in-hospital and retail pharmacies and many health insurance plans require automatic substitution of “A” rated generic versions when they are available, although physicians may still prescribe the branded drug for individual patients.

U.S. Legal Matters

Currently Sanofi-Aventis has two listed patents for Lovenox in the Orange Book, the FDA’s listing of approved drug products. These patents are U.S. Patent No. 5,389,618 or the ’618 Patent, and its counterpart, Reissue Patent No. 38,743, or the Reissue Patent. On June 14, 2005, the reissue patent issued and the original ’618 patent was surrendered by operation of law. That is, according to Aventis, by operation of law, the ’618 patent ceases to exist and has been replaced by the Reissue Patent. Aventis has reported that the claims of the ’618 patent are identical to the corresponding claims of the Reissue Patent. According to the Orange Book, the Reissue Patent expires February 14, 2012.

In June 2003, prior to issuance of the Reissue Patent, Sanofi-Aventis announced that it received individual notices from Amphastar Pharmaceuticals, Inc., or Amphastar, and Teva Pharmaceuticals USA, Inc., or Teva, indicating that each had submitted to the FDA its own ANDA for enoxaparin. According to Sanofi-Aventis, each ANDA included a paragraph IV certification, or a patent certification stating that the ’618 patent was either not infringed, or was unenforceable or invalid. Amphastar and Teva submitted these patent certifications because they were seeking from the FDA authorization to manufacture and market a generic version of Lovenox in the United States prior to the expiration of the ’618 patent. Submitting such certifications allowed Sanofi-Aventis to sue Amphastar and Teva for patent infringement of the ’618 patent in August 2003, even though Amphastar and Teva have neither obtained approval for nor marketed their generic versions of Lovenox in the United States. In response to Sanofi-Aventis’s lawsuit, Amphastar and Teva have asserted non-infringement, invalidity and/or unenforceability of the ’618 patent. They have also sought related declaratory judgment relief against Sanofi-Aventis. These lawsuits were consolidated and brought before the U.S. District Court for the Central District of California, or District Court.

On June 15, 2005, the District Court granted summary judgment to Amphastar finding that Sanofi-Aventis’ U.S. Patent No. 5,389,618 is unenforceable due to Sanofi-Aventis’ inequitable conduct before the United States Patent and Trademark Office, or USPTO. Amphastar had also filed two additional motions for summary judgment, requesting that the District Court rule that the claims of the ’618 patent are invalid. These include: (i) motion for summary judgment based on indefiniteness; and (ii) motion for summary judgment based on invalidity in view of the prior art. Sanofi-Aventis has opposed Amphastar’s motions. By reason of having granted Amphastar’s motion for Summary Judgment based on inequitable conduct, the District Court denied as moot Amphastar’s remaining motions for summary judgment, described above.

Based on its June 15th decision, on July 25, 2005 the District Court entered final judgment on Amphastar’s and Teva’s claims that the ’618 Patent and the Reissue Patent are unenforceable on the grounds of inequitable conduct.

During June 2005, Amphastar and Teva each amended their own ANDA to include a second paragraph IV certification stating that the Reissue Patent was either not infringed, unenforceable or invalid. Amphastar and Teva submitted the patent certifications because they were seeking from the FDA authorization to manufacture and market a generic version of Lovenox in the United States prior to the expiration of the Reissue Patent. Submitting such certifications allowed Sanofi-Aventis to sue Amphastar and Teva for patent infringement of the Reissue Patent in July 2005, even though Amphastar and Teva have neither obtained approval for nor marketed their generic versions of Lovenox in the United States.

In September 2005, Sanofi-Aventis filed an appeal of the District Court’s decision and final judgment of unenforceability based on inequitable conduct to the U.S. Court of Appeals for the Federal Circuit, or Court of Appeals. Oral argument was held on January 13, 2006. However, the Court of Appeals has not yet

issued its decision. Intellectual property litigation involves many uncertainties, and there is no assurance that the Court of Appeals will affirm the District Court’s decision that the Reissue Patent is unenforceable due to inequitable conduct.

If the Court of Appeals does not affirm the District Court’s finding of inequitable conduct in connection with the ’618 Patent and instead remands the District Court’s decision, we may experience delays in the commercialization of M-Enoxaparin. Further, if the matter is remanded, and if a paragraph IV certification against the ’618 Patent and Reissue Patent has been or will be filed with the ANDA for M-Enoxaparin, we expect Sanofi-Aventis to bring suit for patent infringement of the Reissue Patent against us. If Sanofi-Aventis asserts the Reissue Patent or any other patent against us, with certain exceptions, Sandoz will indemnify us for any losses we incur or must pay to a third party which result from patent infringement litigation by Sanofi-Aventis, and certain other claims, in each case which relate to the development and commercialization of our generic version of Lovenox. Sandoz may offset certain of these costs against the profit-sharing amounts, the royalties and the milestone payments they may be required to make to us.

Neither Teva nor Amphastar are currently marketing a generic version of enoxaparin in the United States, nor can they market such product in the United States prior to expiration of the Reissue Patent unless the court concludes that the patent is invalid, unenforceable or not infringed, and the FDA approves Amphastar’s or Teva’s respective ANDA filings.

M118

M118 is a LMWH that we rationally designed to provide improved clinical properties to treat patients with ACS.  Currently marketed LMWHs primarily inhibit a single factor that contributes to clot formation, whereas M118 is a potent inhibitor of multiple factors in the blood that lead to clot formation. The ability to inhibit these factors is critical in ACS patients who have an existing clot in a coronary artery because of the need to prevent not only formation of new clots, but also the extension of existing clots and further blockage of the artery. Heparins, including unfractionated heparin, or UFH, and LMWHs, are routinely used as baseline therapy in ACS, and if required, in subsequent invasive procedures such as angioplasty.  UFH is also used in conjunction with coronary artery bypass surgery, or CABG. The selection of a particular heparin is dictated by the drug’s efficacy, predictability, safety and the ability to monitor the level of and reverse anticoagulation. Due to M118’s distinct biological activities and its flexibility to be used in a broad range of clinical settings, we believe M118 could become the baseline heparin of choice to treat patients diagnosed with ACS, including those patients who subsequently require angioplasty or CABG.

Market overview

ACS includes several diseases ranging from unstable angina, which is characterized by chest pain at rest, to acute myocardial infarction, or heart attack, which is caused by a complete blockage of a coronary artery. While some patients are initially medically managed with anti-clotting agents such as UFH or LMWH, an increasing proportion of ACS patients are proceeding to early intervention such as angioplasty or CABG. Both angioplasty and CABG require anticoagulant therapy to prevent clot formation during the procedure. UFH is currently the foundation anti-clotting agent used in both angioplasty and CABG. No LMWHs are currently approved for use in either angioplasty or CABG. M118 is designed to be a LMWH that could be used in multiple settings, including initial medical management, angioplasty or CABG.

M118 development strategy

To design M118, we utilized our proprietary analytical methods and enzymes, together with our ability to sequence the complex sugar chains within UFH starting material, to identify the activity of various sugar sequences. We then tailored the design of M118 to develop a drug candidate with specific attributes to address the unmet medical needs of anticoagulation therapy in ACS, including, among others, reversibility and the ability to be monitored. Our preclinical animal studies have demonstrated potential benefits of M118 over UFH and other LMWHs. These potential benefits include:

•       Increased efficacy.   In direct comparison with UFH and other LMWHs, M118 more effectively prevented clotting of injured arteries in a rat thrombosis model. We have demonstrated through in vivo and in vitro experiments that M118 acts at multiple points in the coagulation cascade by inhibiting factor Xa and factor IIa and through the release of tissue factor pathway inhibitor.

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

In November 2004, we initiated efforts to develop a more efficient and reproducible manufacturing process for M118. Those efforts resulted in a new process with greater yield and reproducibility at reduced cost, as compared to the prior manufacturing process. In September 2005, we initiated Good Laboratory Practices, or GLP, toxicology and pharmacology studies for M118 intended to support our IND. We expect that additional expenditures will be required to complete preclinical testing. If such preclinical testing is successful, we intend to file an IND in mid-2006 and begin Phase I clinical trials shortly thereafter, if the IND goes into effect. Because M118 is in preclinical development, we are not currently able to estimate the cost to complete the research and development phase nor are we able to estimate the timing of commercialization of M118.

Other Complex Mixture Drugs

We are exploring the application of our technology to the analysis of other complex mixture drugs beyond heparins. Certain drug products exist as complex mixtures. In addition to heparins, complex mixtures include synthetic, semi-synthetic and naturally derived products and are composed of molecules that, due to their diversity, are difficult to fully characterize. Drugs which are complex mixtures can be approved and regulated under either the New Drug Application, or NDA, or Biological Licensing Application, or BLA, regulatory paths at the FDA. Some complex mixture products, such as estrogen products, peptide mixtures, and botanical drug products, have been approved as NDAs. However, many other complex mixture products have been approved as BLAs, including glycoproteins such as erythropoietin, blood clotting factors, and interferon beta. We are seeking to apply our technology to complex mixture products irrespective of the regulatory path under which the product was approved.

For complex mixtures approved as NDAs, we are applying our characterization technology to develop technology-enabled generic products. We have identified a candidate for this strategy and are currently refining the characterization data and process development work. We continue to advance our discussions for this complex mixture product with potential strategic partners.

For complex mixtures approved as BLAs, such as glycoprotein drugs, we are applying our technology to characterize and better understand these molecules. Many glycoprotein drugs, including protein and antibody products, contain branched sugars that vary from molecule to molecule. These sugars impart specific biological properties to the glycoprotein or antibody drug and can often comprise a significant portion of the mass of a molecule. However, many of these products have not been thoroughly characterized due to lack of available technology. We believe we can apply our technology to the analysis of glycoproteins in several ways:

•       Characterization of protein drugs.   We intend to work with innovator biotechnology companies to help them better understand the sugars contained in their products, which can assist them with manufacturing and quality control activities.

•       Follow-on protein drugs.   We believe recent advances in analytic technology, such as the technology developed by us, will likely play a significant role in facilitating the development of equivalent versions of protein drugs. The market size of protein-based drugs potentially vulnerable to follow-on or generic versions, given projected patent expirations, is estimated to reach approximately $12 billion by 2010. Most of these products are glycosylated, or contain sugars on the exterior of their protein compositions. Presently, there is no regulatory pathway for approving follow-on protein products in the United States. Increased capabilities for analyzing and characterizing products are likely to be critical, however, for meeting standards for approval of follow-on protein drugs. We may, therefore, seek to create technology-enabled follow-on protein products, leveraging strategies similar to those of M-Enoxaparin.

•       Improved protein drugs.   We believe we can assist biotechnology companies in developing improved and next generation versions of protein products by analyzing and modifying specific branched sugar structures. By combining our characterization expertise with our ability to do SAR analysis, we can correlate specific structures with biologic function and engineer improved properties. Sugars on therapeutic proteins affect, among other things, the half-life, the specificity of targeting, as well as the ability of the protein to transmit signals across cells.

M-Dalteparin

M-Dalteparin is targeted to be a technology-enabled generic version of Fragmin®, a LMWH product. Fragmin is indicated for the prevention of DVT and selected indications in ACS. In September 2005, Eisai Inc., a U.S. pharmaceutical subsidiary of Eisai Co. Ltd., obtained U.S. promotion rights to Fragmin from Pfizer Inc. Fragmin is marketed by Pfizer in Europe and by Kissei Pharmaceutical Co, Ltd. in Japan. Similar to Lovenox, Fragmin is currently described by limited measures such as molecular weight distribution, anti-Xa activity and anti-IIa activity. We believe that additional analysis is necessary to demonstrate that a generic version of Fragmin has the same active ingredients as the branded drug. Through our technology, we believe we have the ability to analyze Fragmin and demonstrate that our generic product has the same active ingredients as Fragmin, thereby enabling the FDA to approve an ANDA for Dalteparin.

In November 2005, we reprioritized the M-Dalteparin program in light of other more commercially attractive opportunities. We have reduced our internal resources for M-Dalteparin while we assess our options to pursue commercialization and partnering of the product. The total cost of development and commercialization and the timing of bringing M-Dalteparin to market are subject to uncertainties relating to the market growth for Fragmin, as well as the development, regulatory and legal approval processes. The Orange Book patent listed for Fragmin expired in January 2005.

Discovery Programs:

We are also applying our analytical capabilities for complex sugars to several discovery programs, including a drug delivery program and an oncology program. Through our drug delivery program, we have identified a mechanism by which sugars facilitate the transport of drugs across mucosal membranes, enabling the delivery of larger proteins and leading to higher levels of bioavailability, or levels of drug in the blood. We believe this sugar-mediated transport mechanism can be applied to a variety of marketed drugs and drug candidates. While our current focus is on the pulmonary delivery of therapeutic proteins where achieving adequate bioavailability has been a challenge, the technology has potentially broad application to the delivery of other drugs across other mucosal membranes.

A second discovery program is focused on the role that complex sugars play in biological systems, including regulating the development and progression of disease. Our initial focus is cancer, which is a disease characterized by unregulated cell growth. Sugars play a part in the conversion of normal cells into cancerous cells, the regulation of tumor growth, and tumor invasion and metastasis. We believe that our technology can provide us with a better understanding of the role of sugars in disease, which we hope will enable us to discover novel sugar therapeutics, as well as to discover new disease mechanisms that can be targeted with small molecule or antibody drugs.

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

We are in discussions with Sandoz regarding an exclusive license to develop and commercialize injectable enoxaparin outside of the United States. Further, Sandoz may exercise a right of first negotiation to work with us on the research, development, manufacturing or commercialization, inside and/or outside the United States, of a generic version of Fragmin and/or enoxaparin administered by any route of delivery other than injection or certain improved forms of enoxaparin for which approval by the FDA would require the filing of a NDA.

Under this collaboration, Sandoz makes certain payments to us. As mutually agreed, we provide, and Sandoz pays us for full-time equivalent scientific, technical and/or management work. Sandoz is also responsible for funding substantially all of the other ongoing development and commercialization costs and legal expenses incurred with respect to injectable enoxaparin, subject to termination rights upon reaching agreed upon limits. In addition, Sandoz will, in the event there are no third party competitors marketing a Lovenox-Equivalent Product, as defined in the agreement, share profits with us. Alternatively, in certain circumstances, if there are third party competitors marketing a Lovenox-Equivalent Product, Sandoz will pay royalties to us on net sales of injectable enoxaparin. If certain milestones are achieved with respect to injectable enoxaparin under certain circumstances, Sandoz may also make certain milestone payments to us, which would reach $55.0 million if all such milestones are achieved. A portion of the development expenses and certain legal expenses which in the aggregate have exceeded a specified amount will be offset against the profit-sharing amounts, the royalties and the milestone payments. Sandoz may also offset a portion of any product liability costs and certain other expenses arising from patent litigation against the profit-sharing amounts, the royalties and the milestone payments.

The collaboration is governed by a joint steering committee and a joint project team, each consisting of an equal number of Sandoz and Momenta representatives. Most decisions must be made unanimously, with Sandoz collectively having one vote and us having one vote. Sandoz has sole authority to make decisions with respect to any litigation claiming that the manufacture, use or sale of the injectable enoxaparin product infringes any patents listed in the Orange Book for Lovenox. In addition, Sandoz has the sole authority to determine whether or not to launch the injectable enoxaparin product prior to receipt of final legal clearance from any such infringement claims, as well as determine the price at which it will sell the injectable enoxaparin product. Sandoz filed the ANDA for M-Enoxaparin in August 2005.

We and Sandoz will indemnify each other for losses resulting from the indemnifying party’s misrepresentation or breach of its obligations under the agreement. We will indemnify Sandoz if we actually misappropriate the know-how or trade secrets of a third party. Sandoz will indemnify us and our collaborators involved in the enoxaparin program for any losses resulting from any litigation by third parties, including Sanofi-Aventis, claiming that the manufacture, use or sale of injectable enoxaparin infringes any patents listed in the Orange Book for Lovenox, any product liability claims with respect to injectable enoxaparin and any other claims relating to the development and commercialization of injectable enoxaparin. To the extent that any losses result from a third-party claim for which we are obligated to indemnify Sandoz, Sandoz will have no obligation to indemnify us. After the expiration or termination of the agreement, these indemnification obligations will continue with respect to claims that arise before or after the termination of the agreement due to activities that occurred before or during the term of the agreement.

Unless terminated earlier, the agreement will expire upon the last sale of injectable enoxaparin by or on behalf of Sandoz in the United States. Either party may terminate the collaboration relationship for material uncured breaches or certain events of bankruptcy or insolvency by the other. Sandoz may also terminate the agreement if the product or the market lacks commercial viability, if new laws or regulations are passed or court decisions rendered that substantially diminish our legal avenues for redress, or, in multiple cases, if certain costs exceed mutually agreed upon limits. If Sandoz terminates the agreement (except due to our uncured breach) or if we terminate the agreement due to an uncured breach by Sandoz, we will be granted an exclusive license under certain intellectual property of Sandoz to develop and commercialize injectable enoxaparin in the United States and our obligation to indemnify Sandoz will survive with respect to claims that arise due to our exclusive development or commercialization of injectable enoxaparin after the term of the agreement. In the event of a termination by Sandoz due to the incurrence of costs beyond the agreed upon limits, we must pay certain royalties to Sandoz on our net sales of injectable enoxaparin. If Sandoz terminates the agreement due to our uncured breach, Sandoz retains the exclusive right to develop and commercialize injectable enoxaparin in the United States. In addition, Sandoz’ profit sharing, royalty and milestone payment obligations survive and Sandoz’ obligation to indemnify us will survive with respect to claims that arise due to Sandoz’ exclusive development or commercialization of injectable enoxaparin after the term of the agreement. In addition, if Sandoz terminates the agreement due to our uncured breach, Sandoz would retain its rights of first negotiation with respect to certain of our other products and its rights of first refusal outside the United States.

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

In exchange for the licenses granted in the two agreements, we have paid M.I.T. license issue fees and we pay annual license maintenance fees. The Company recorded $82,500, $117,500, and $57,500 as research and development expenses related to M.I.T. license and maintenance fees pursuant to these agreements in the years ended December 31, 2005, 2004 and 2003 respectively. Starting in 2005, we were required to pay annual license maintenance fees pursuant to these agreements ranging, in the aggregate, from $82,500 to $157,500. In addition, during 2001 and 2002, in exchange for the licenses granted under the amended and restated license agreement, M.I.T. was issued 293,136 shares of our common stock valued at $0.3 million and certain employees of M.I.T. who are inventors of the licensed patents and patent applications were issued an aggregate of 81,852 shares of our common stock valued at $0.1 million. We are also required to pay M.I.T. royalties on certain products and services covered by the licenses and sold by us or our affiliates or sublicensees, a percentage of certain other income received by us from corporate partners and sublicensees, and certain patent prosecution and maintenance costs.

We are obligated to indemnify M.I.T. and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements, unless the losses result from the indemnified parties’ gross negligence or willful misconduct.

Each agreement expires upon the expiration or abandonment of all patents which issue and are licensed to us by M.I.T. under such agreement. The issued patents include 17 United States patents that expire between 2012 and 2023, and 34 foreign patents that expire between 2012 and 2013. We expect that additional patents will issue from filed patent applications. Any such patent will have a term of 20 years from the filing date of the underlying application. M.I.T. may terminate either or both agreements immediately if we cease to carry on our business, if any nonpayment by us is not cured within 60 days of written notice or if we commit a material breach that is not cured within 90 days of written notice. We may terminate either or both agreements for any reason upon six months notice to M.I.T., and, under one agreement, we can separately terminate the license under a certain subset of patent rights upon three months notice.

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

In connection with this agreement, the Company paid certain license fees and minimum royalties and recorded $130,000, $10,000 and $30,000 as research and development expense in the years ended December 31, 2005, 2004 and 2003 respectively. License fees include $100,000 expensed and paid to Lawrence Berkeley National Lab in 2005 for the election to retain the broader field and $20,000 expensed and paid in 2003. We are also required to pay Lawrence Berkeley National Lab earned royalties on products, services and processes covered by the license and sold by us or our affiliates or sublicensees, a percentage of certain other income received by us from our sublicensees, and patent prosecution and maintenance costs. To the extent that earned royalties in any given year do not meet certain threshold amounts, we are required to make annual minimum royalty payments to Lawrence Berkeley National Lab, ranging from $30,000 to $60,000, in order to maintain the license. The research and development expenses include $30,000, $10,000 and $10,000 in annual minimum royalties that we paid and recorded as expense during the years ended December 31, 2005, 2004 and 2003, respectively.

In order to maintain our license, we must expend at least $1.0 million per year commencing with 2005 towards the research, development and commercialization of products covered by the agreement. If we fail to do so, Lawrence Berkeley National Lab may renegotiate the milestones, terminate the agreement or convert the exclusive license to a non-exclusive license. In order to maintain the broad field, we were required to and did expend an additional amount during 2005 towards the research, development and commercialization of products and processes covered by the license.

We are obligated to indemnify Lawrence Berkeley National Lab, the United States government and related parties from claims arising from our or our sublicensees’ exercise of rights under the agreement, unless the claims result from the indemnified parties’ gross negligence or willful misconduct.

The agreement expires upon the later of the expiration, abandonment or final adjudication of invalidity of the licensed patents. The licensed patents consist of two United States patents that expire in 2017 and one United States patent application. Any patent issuing from such application will have a term of 20 years from the date such application was filed. Our license to use the know-how acquired from Lawrence Berkeley National Lab is paid-up and perpetual following the expiration, but not an earlier termination, of the agreement. Either party may terminate the agreement for the other’s material breach with a 90 day cure period, although Lawrence Berkeley National Lab may terminate if we do not cure payment breaches within 30 days. We may terminate the agreement for any reason upon 180 days notice. Upon termination of the agreement, we are required to assign each sublicense to Lawrence Berkeley

National Lab and Lawrence Berkeley National Lab is required to assume it unless the sublicensee is then in breach or the sublicense conflicts with Lawrence Berkeley National Lab’s obligations to state or federal governments.

Manufacturing

We do not own facilities for manufacturing any products. Although we intend to rely on contract manufacturers, we have personnel with manufacturing experience to oversee the production of M-Enoxaparin, M118 and future products that we may develop.

We have entered into various agreements with third party contractors for process development, analytical services and manufacturing. In each of our agreements with contractors, we retain ownership of our intellectual property and generally own and/or are assigned ownership of processes, developments, data, results and other intellectual property generated during the course of the performance of each agreement that primarily relate to our products. Where applicable, we are granted non-exclusive licenses to certain contractor intellectual property for purposes of exploiting the products that are the subject of the agreement and in a few instances we grant non-exclusive licenses to the contract manufacturers for use outside of our product area. In each contract, we have the right to terminate for convenience. The agreements also contain typical provisions for both parties to terminate for material breach, bankruptcy and insolvency.

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

Competition

The development and commercialization of pharmaceutical products is highly competitive. In the event that we were to market and sell M-Enoxaparin, we would face competition from Sanofi-Aventis, the company currently marketing Lovenox, and potentially from other firms if they receive marketing approval for generic versions of Lovenox. Sanofi-Aventis may also choose to market a generic version of Lovenox itself or through an authorized third-party distributor. While there are no generic versions of Lovenox approved by the FDA to date, ANDAs have been submitted to the FDA by Amphastar and Teva, and other ANDAs or other regulatory applications may have been submitted or will be submitted in the future. Any generic enoxaparin application must demonstrate that its product has the same active ingredients as Lovenox, in accordance with the FDA’s requirement for therapeutic equivalence in order to be considered interchangeable with Lovenox. We believe that other firms submitting ANDAs will face difficulty in demonstrating that their products have the same active ingredients as Lovenox.

In addition, other anticoagulants used in the treatment of DVT and ACS will compete with our M-Enoxaparin, M118, and if we elect to pursue it, our M-Dalteparin product. These competitors include:

•       Glaxo-SmithKline’s factor Xa inhibitor, Arixtra®, which is approved in multiple DVT indications;

•       The Medicines Company’s direct thrombin inhibitor, Angiomax®, which is approved for use in angioplasty; and

•       Various other LMWH and other UFH products.

We are aware of other anticoagulant drugs in development, including next-generation LMWHs and several factor Xa inhibitors which are in clinical trials. M118 also faces competition from products other than heparins, such as anti-platelet and direct thrombin inhibitors which may be used in the treatment of ACS.

In the field of complex mixtures, there are several competitors seeking to provide additional characterization or create generic and/or improved versions of marketed complex products. GlycoFi, Inc. and Neose Technologies, Inc. possess selected analytical and engineering capabilities for complex sugars which could be applied to creating generic or improved versions of complex protein-based products containing sugars. Companies such as Barr, Teva, Sandoz, BioGenerix AG, Dragon Pharma, Pliva, Stada, Cangene and GeneMedix also have disclosed intentions to develop and commercialize generic and/or improved versions of marketed protein products in the U.S. or Europe. Most of these companies have experience with manufacturing complex protein products or with commercializing generic products. There has been substantial growth in recent years in the number of generic companies looking to develop generic versions of protein-based products, or biogenerics. Biotechnology and pharmaceutical companies also continue to invest significantly in better understanding their own products or creating improved versions of marketed products.

In the area of non-invasive drug delivery, there are many companies seeking to advance pulmonary delivery for therapeutic proteins. Current companies active in the drug delivery field include Alkermes Inc., Sanofi-Aventis, Eli Lilly and Co., Nektar Therapeutics, Novo Nordisk A/S, Aradigm Corporation, and Pfizer. In addition, there are many major pharmaceutical firms that may pursue non-invasive delivery as line extension strategies for existing products. These companies could become competitors or collaborators for any future inhaled products.

Similarly, our discovery work in oncology faces substantial competition from major pharmaceutical and other biotechnology companies that are actively working on improved and novel therapeutics. Companies competing most directly with our approach of developing sugar-based therapeutics for oncology include GlycoGenesys Inc. and Progen. Pfizer had also conducted investigative clinical trials using Fragmin as a therapeutic drug for cancer; while there are no approved indications, selected trials are ongoing.

The field of glycobiology generally is a growing field with increased competition. However, the capabilities of the field can generally be segmented into those companies using sugars as therapeutics, companies focused on engineering or modifying sugars, including pegylation technologies, and companies focused on analytics. Among those in analytics, we are not aware of others that have similar capabilities for detailed chemical characterization of complex sugars. Procognia Limited’s technology is largely focused on analyzing proteins and their glycosylation. In addition, many major pharmaceutical and biotechnology companies such as Amgen and Biogen Idec Inc. have successfully improved products through sugar modification. Potential competitors with broad glycobiology capabilities include BioTie Therapies Oyj, GLYCO Design Inc., GlycoFi, Inc., Neose Technologies, Inc., and Pro-Pharmaceuticals, Inc. Many of these companies are focused on providing services to pharmaceutical companies rather than focused on drug discovery and product development.

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

We license or own a total of 17 United States patents and 34 United States patent applications as well as 34 foreign patents and 70 foreign patent applications which are counterparts to certain of the United States patents and patent applications. Our patent portfolio includes claims covering: methods and technologies for characterizing sugars; the use of certain naturally occurring heparinases, heparinase variants and other enzymes which specifically recognize polysaccharides in the characterization of sugars; methods and technologies for chemical and metabolic synthesis of sugars; the composition of matter of certain novel LMWHs, including M118, and heparinase variants; methods to produce and identify sugars associated with glycoproteins; methods to analyze and monitor glycoprotein profiles for purposes associated with the diagnosis, staging, prognosis and monitoring of cancer; and methods for the in vivo non-invasive delivery of sugars.

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

United States Government Regulation

In the United States, the information that must be submitted to the FDA in order to obtain approval to market a new drug varies depending on whether the drug is a new product whose safety and effectiveness has not previously been demonstrated in humans, or a drug whose active ingredient(s) and certain other properties are the same as those of a previously approved drug. Drugs follow either the NDA or BLA routes, and a drug that claims to be the same as an already approved NDA drug may be able to follow the ANDA route. Drugs approved as BLAs including glycoproteins, are typically classified as biologics, as they are produced from living systems. Medical devices are approved or cleared for marketing through either the premarket approval application process, or PMA process, or the premarket notification process, or 510(k) clearance process. Drugs or biologics that are combined with medical devices may be regulated as combination products through one or more of the FDA’s regulatory pathways.

NDA and BLA Approval Processes

In the United States, the FDA regulates drugs and biologics under the Federal Food, Drug, and Cosmetic Act, and, in the case of biologics, also under the Public Health Service Act, and implementing regulations. The steps required before a drug or biologic may be marketed in the United States include:

•       completion of preclinical laboratory tests, animal studies and formulation studies under the FDA’s current good laboratory practices;

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

•       satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good Manufacturing Practices, or cGMPs, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity or to meet standards designed to ensure the biologic’s continued safety, purity and potency; and

•       FDA review and approval of the NDA or BLA.

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

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase I trials usually involve the initial introduction of the investigational drug into humans to evaluate the product’s safety, dosage tolerance and pharmacodynamics and, if possible, to gain an early indication of its effectiveness.

Phase II trials usually involve controlled trials in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks and evaluate the preliminary efficacy of the drug for specific indications.

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

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the chemistry, manufacture and control criteria of the product, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may refuse to accept and review insufficiently complete applications.

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

ANDA Process

FDA approval is required before a generic equivalent of an existing brand name drug can be marketed. Such approval for products is typically obtained by submitting an ANDA to the FDA and demonstrating therapeutic equivalence. However, it is within the FDA’s regulatory discretion to determine the kind and amount of evidence required to approve a product for marketing. Although the FDA has accepted ANDAs for generic versions of Lovenox for review, the FDA could determine that therapeutic equivalence cannot be shown for M-Enoxaparin and require an NDA for approval. An ANDA may be submitted for a drug on the basis that it is the same as a previously approved branded drug, also known as a listed drug. Specifically, the generic drug that is the subject of the ANDA must have the same active ingredient(s), route of administration, dosage form, and strength, as well as the same labeling, with certain exceptions, and the labeling must prescribe the same conditions of use as the listed drug. If the generic drug product has a different route of administration, dosage form, or strength, the FDA must grant a suitability petition approving the differences(s) from the listed drug before the ANDA may be filed. The ANDA must also contain data and information demonstrating that the generic drug is bioequivalent to the listed drug, or if the application is submitted pursuant to an approved suitability petition, information to show that the active ingredients in the generic drug are the same pharmacological or therapeutic class as those of the listed drug and that the generic drug can be expected to have the same therapeutic effect as the listed drug when administered to patients for a proposed condition of use.

Generic drug applications are termed “abbreviated” because they are not required to duplicate the clinical (human) testing or, generally, preclinical testing necessary to establish the underlying safety and effectiveness of the branded product. However, the FDA may refuse to approve an ANDA if there is insufficient information to show that the active ingredients are the same and to demonstrate that any impurities or differences in active ingredients do not affect the safety or efficacy of the generic product. In addition, like NDAs, an ANDA will not be approved unless the product is manufactured in cGMP-compliant facilities to assure and preserve the drug’s identity, strength, quality and purity. As is the case for NDAs and BLAs, the FDA may refuse to accept and review insufficiently complete ANDAs.

In an ANDA submission, determination of the “sameness” of the active ingredients to those in the reference listed drug is based on the demonstration of the chemical equivalence of the components of the generic version to those of the branded product. While the standard for demonstrating chemical equivalence is relatively straightforward for small molecule drugs, it is inherently more difficult to define active ingredients for complex drugs. Under the NDA pathway, these types of drugs include such products as heparins, vaccines and antibiotics, among others. Due to the limited number of ANDA submissions for complex generics, the FDA has not reached a final position for demonstrating chemical equivalence for many of these products specifically, nor provided broad guidance for achieving “sameness” for complex drugs in general. In many cases, the criteria the FDA may apply are still evolving. Additionally, there is currently no abbreviated approval mechanism for protein-based products, which are generally approved under the BLA pathway. To our knowledge to date, the FDA has not provided official guidance on the legal and scientific aspects of follow-on protein regulation and Congressional action will likely be necessary to establish the regulatory pathway.

To demonstrate bioequivalence, ANDAs generally must also contain in vivo bioavailability data for the generic and branded drugs. “Bioavailability” indicates the rate and extent of absorption and levels of concentration of a drug product in the bloodstream needed to produce a therapeutic effect. “Bioequivalence” compares the bioavailability of one drug product with another, and when established, indicates that the rate of absorption and levels of concentration of a generic drug in the body are the same as the previously approved branded drug. The studies required to demonstrate in vivo bioequivalence are generally very small, quick to complete, and involve few patients. Under current regulations the FDA may waive requirements for in vivo bioequivalence data, for certain drug products where bioequivalence is self evident such as injectable solutions which have been shown to contain the same active and inactive ingredients as the reference listed drug. The FDA, however, has discretion to require applicants to demonstrate bioequivalence for their generic products  For example, bioequivalence data was required for the M-Enoxaparin ANDA submission.

Generic drug products that are found to be therapeutically equivalent by the FDA receive an “A” rating in FDA’s Orange Book, which lists all approved drug products and therapeutic equivalence evaluations. Products that are therapeutically equivalent can be expected in the FDA’s judgment to have equivalent clinical effect and no difference in their potential for adverse effects when used under the conditions of their labeling. Products with “A” ratings are generally substitutable for the innovator drug by both in-hospital and retail pharmacies. Many health insurance plans require automatic substitution for “A” rated generic versions of products when they are available, although physicians may still prescribe the branded drug for individual patients.

The timing of final FDA approval of a generic drug for commercial distribution depends on a variety of factors, including whether the applicant challenges any listed patents for the drug and/or its use and whether the manufacturer of the branded product is entitled to one or more statutory exclusivity periods, during which the FDA is prohibited from approving generic products. In addition, submission of an ANDA for a drug that was a new molecular entity when approved will be blocked for five years after the pioneer’s approval, or for four years after approval if the application includes a paragraph IV certification of non-infringement or invalidity against a patent applicable to the branded drug. This does not apply to M-Enoxaparin and M-Dalteparin but may apply to future generic products that we pursue. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block ANDAs from being approved on or after the patent expiration date. For example, the FDA may now extend the exclusivity of a product by six months past the date of patent expiry if the manufacturer undertakes studies on the effect of their product in children, a so-called pediatric extension.

Combination Product Regulation

Products that are a combination of more than one jurisdictional product type, for example, drug/medical device combinations that are integrated as a whole or combined by co-packaging or co-labeling, may require more than one product approval, and/or the premarket review and postmarket regulation of more than one center at the FDA, possibly resulting in an uncertain approval path. Development and commercialization of our pulmonary formulations could in some instances require modification of the design or labeling of a legally available medical device, in which case the FDA may regulate the drug and delivery device as a combination product and/or require approval or clearance for the modified device. In addition, to the extent the delivery device is owned by a separate company, that company’s cooperation would be required to obtain the necessary changes to the delivery device and any additional clearances or approvals. If no appropriate delivery device is available, we might have to develop and obtain clearance or approval of the delivery device itself. While such a delivery device could be approved as part of an NDA approval, it could also be subject to the medical device premarket submission process, or could be subject to both.

Approval or Clearance of Medical Devices

Medical devices, such as those that might be required as part of our pulmonary delivery technology, may be evaluated either through the premarket approval, or PMA process, or the 510(k) clearance process, depending on the classification of the device. Gathering clinical evidence for devices is subject to FDA’s good clinical practice regulations, including requirements for IRB approval and informed consent. Significant risk devices require an approved investigational device exemption application before studies may begin. PMA approval typically requires, among other things, the submission of valid scientific evidence in the form of preclinical and clinical data, and a pre-approval inspection to determine if the manufacturing facility complies with cGMP practices under the quality system regulation that governs the design and all elements of the manufacture of devices. For clearance, a 510(k) must demonstrate substantial equivalence, i.e., must show that the device is as safe and effective as an already legally marketed device, also known as a predicate device. The evaluation of the newer device must not raise different questions of safety and effectiveness than that of the predicate device. 510(k)s normally do not, but sometimes do require clinical data for clearance.

Post-Approval Requirements

After regulatory approval of a product is obtained, we are required to comply with a number of post-approval requirements. For example, as a condition of approval of an NDA or BLA, PMA or cleared 510(k) the FDA may require post-marketing testing and surveillance to monitor the product’s safety or efficacy.

In addition, holders of an approved NDA, BLA, PMA or ANDA or cleared 510(k) are required to report certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes certain procedural, substantive and recordkeeping requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We use, and will continue to use in at least the near term, third-party manufacturers to produce our products in clinical and commercial quantities. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct.

Discovery of problems with a product or failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include a clinical hold on or termination of studies, the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, restriction on marketing, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

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

If there is a patent listed for the branded drug in the FDA’s Orange Book at the time of submission of the ANDA or at any time before the ANDA is approved and the generic company intends to market the generic equivalent prior to the expiration of that patent, the generic company includes a certification asserting that the patent is invalid, unenforceable and/or not infringed, a so-called “paragraph IV certification.”

After receiving notice from the FDA that its application is acceptable for review or immediately if the ANDA has been amended to include a paragraph IV certification after the application was submitted to the FDA, the company submitting a generic application is required to send the patent holder and the holder of the NDA for the brand-name drug a notice explaining why it believes that the patents in question are invalid, unenforceable or not infringed. Upon receipt of the notice from the generic applicant, the patent holder has 45 days during which to bring a patent infringement suit in federal district court against the generic applicant in order to obtain the 30 month automatic stay.

If a suit is commenced by the patent holder during the 45-day period, the Hatch-Waxman Act provides for an automatic stay on the FDA’s ability to grant final approval of the ANDA for the generic product. Patent holders may only obtain one 30 month stay with respect to patents that were listed at the time an ANDA was submitted. The period during which the FDA may not approve the ANDA and the patent challenger therefore may not market the generic product is 30 months, or such other period as may be ordered by the court. The 30-month period may or may not, and often does not, coincide with the timing of the resolution of the lawsuit or the expiration of a patent, but if the patent challenge is successful or the challenged patent expires during the 30-month period, the FDA may approve the generic drug for marketing, assuming there are no other obstacles to approval such as periods of non-patent exclusivity given to the NDA holder.

Under the Hatch-Waxman Act, any developer of a generic drug that is considered first to have submitted its ANDA for review by the FDA, and whose submission includes a paragraph IV certification, may be eligible to receive a 180-day period of generic market exclusivity. This period of market exclusivity may provide the patent challenger with the opportunity to earn a return on the risks taken and its legal and development costs and to build its market share before other generic competitors can enter the market. If the ANDA of the first applicant accepted for filing is withdrawn, the 180-day exclusivity period is forfeited and unavailable to any other applicant.

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

Hazardous Materials

Our research and development processes involve the controlled use of certain hazardous materials and chemicals, including radioactive materials and equipment. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We do not expect the cost of complying with these laws and regulations to be material.

Employees

We believe that our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2005, we had 105 employees, including a total of 35 employees who hold M.D. or Ph.D. degrees. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

Item 1A.                RISK FACTORS

Statements contained or incorporated by reference in this Annual Report on Form 10-K that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses, the sufficiency of our cash for future operations, and the success of our development programs. Forward-looking statements may be identified by the use of forward-looking terminology such as “believe,” “may,” “could,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms.

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

We have incurred significant losses since our inception in May 2001. At December 31, 2005, our accumulated deficit was approximately $73.6 million. We have not generated revenues from the sale of any products to date. We expect that our annual operating losses will increase over the next several years as we expand our drug commercialization, development and discovery efforts. To become profitable, we must successfully develop and obtain regulatory approval for our existing drug candidates, and effectively manufacture, market and sell any drugs we develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

To become and remain profitable, we must succeed in developing and commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities: developing drugs; obtaining regulatory approval for them; and manufacturing, marketing and selling them. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would cause the market price of our common stock to decrease and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

In accordance with our collaboration agreement with Sandoz, an ANDA was submitted to the FDA on August 29, 2005, seeking approval to market M-Enoxaparin in the United States. FDA approval of an ANDA is required before marketing of a generic equivalent of a drug previously approved under a New Drug Application, or NDA. If we are unable to satisfactorily demonstrate therapeutic equivalence, if the FDA disagrees with our characterization approach or does not agree that M-Enoxaparin is equivalent to Lovenox, or if we otherwise fail to meet FDA requirements for our ANDA, including but not limited to manufacturing and bioequivalence requirements, or obtain FDA approval for, and successfully commercialize, M-Enoxaparin, we may never realize revenue from this product and we may have to curtail our other product development programs. As a result, our business would be materially harmed.

We will likely face patent litigation with Sanofi-Aventis, the innovator of Lovenox.

Currently Sanofi-Aventis has two listed patents for Lovenox in the Orange Book, the FDA’s listing of approved drug products. These patents are U.S. Patent No. 5,389,618 or the ’618 Patent, and its counter-part, Reissue Patent No. 38,743, or the Reissue Patent. On June 14, 2005, the reissue patent issued and the original ’618 patent was surrendered by operation of law. Aventis has reported that the claims of the ’618 patent are identical to the corresponding claims of the Reissue Patent. That is, according to Aventis, by operation of law, the ’618 patent ceases to exist and has been replaced by the Reissue Patent. According to the Orange Book, the Reissue Patent expires February 14, 2012.

In June 2003, prior to issuance of the Reissue Patent, Sanofi-Aventis announced that it received individual notices from Amphastar Pharmaceuticals, Inc., or Amphastar, and Teva Pharmaceuticals USA, Inc., or Teva, indicating that each had submitted with the FDA its own ANDA for enoxaparin. According to Sanofi-Aventis, each ANDA included a paragraph IV certification, or a patent certification stating that the ’618 patent was either not infringed or was unenforceable or invalid. Amphastar and Teva submitted this patent certification because they were seeking from the FDA authorization to manufacture and market a generic version of Lovenox in the United States prior to the expiration of the ’618 patent. Submitting such certifications allowed Sanofi-Aventis to sue Amphastar and Teva for patent infringement of the ’618 patent in August 2003, even though Amphastar and Teva have neither obtained approval for nor marketed their generic versions of Lovenox in the United States. In response to Sanofi-Aventis’s lawsuit, Amphastar and Teva have asserted non-infringement, invalidity and/or unenforceability of the ’618 patent. They have also sought related declaratory judgment relief against Sanofi-Aventis. These lawsuits were consolidated and brought before the U.S. District Court for the Central District of California, or District Court.

On June 15, 2005, the District Court granted summary judgment to Amphastar finding that Sanofi-Aventis’ U.S. Patent No. 5,389,618 is unenforceable due to Sanofi-Aventis’ inequitable conduct before the United States Patent and Trademark Office, or USPTO.

Based on its June 15th decision, the District Court entered final judgment on Amphastar’s and Teva’s claims that U.S. Patent No. 5,389,618 and Reissue Patent No. RE38,743 are unenforceable on the grounds of inequitable conduct. The District Court entered final judgment on July 25, 2005.

In or about mid to late June 2005, Amphastar and Teva each amended their own ANDA to include a second paragraph IV certification stating that the Reissue Patent was either not infringed, unenforceable or invalid. Amphastar and Teva submitted these patent certifications because they were seeking from the FDA authorization to manufacture and market a generic version of Lovenox in the United States prior to the expiration of the Reissue Patent. Submitting such certifications allowed Sanofi-Aventis to sue Amphastar and Teva for patent infringement of the Reissue Patent in July 2005, even though Amphastar and Teva have neither obtained approval for nor marketed their generic versions of Lovenox in the United States.

In September 2005, Sanofi-Aventis filed an appeal of the District Court’s decision and final judgment of unenforceability based on inequitable conduct to the U.S. Court of Appeals for the Federal Circuit, or Court of Appeals. Oral argument was held on January 13, 2006. However, the Court of Appeals has not yet issued its decision. Intellectual property litigation involves many uncertainties, and there is no assurance that the Court of Appeals will affirm the District Court’s decision that the Reissue Patent is unenforceable due to inequitable conduct.

If the Court of Appeals does not affirm the District Court’s finding of inequitable conduct in connection with the ’618 Patent, and instead remands the District Court’s decision, we may experience delays in the commercialization of M-Enoxaparin. Further, if the matter is remanded and if a paragraph IV certification against the ’618 patent and Reissue Patent has been or will be filed with the ANDA for M-Enoxaparin, we will likely face costly and time consuming patent litigation with Sanofi-Aventis, the holder of the NDA for Lovenox.

Companies that produce branded pharmaceutical products for which there are unexpired patents listed in the FDA’s Orange Book most often bring patent infringement litigation against applicants seeking FDA approval to manufacture and market generic forms of their branded products before patent expiration. Under the circumstances described in the preceding paragraph, we will likely face patent litigation if a paragraph IV certification against the ‘618 patent and Reissue Patent has been or will be filed with our ANDA to produce and market a generic version of Lovenox. Litigation often involves significant expense and could delay or prevent the introduction of a generic product.

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

Some of our products in current or future development, including M-Enoxaparin, may be based on new technologies that have not previously been formally reviewed or accepted by the FDA or other regulatory authorities. Given the complexity of our technology, we intend to work closely with the FDA and other regulatory authorities to facilitate the requisite scientific analysis and evaluation of our methods in order to obtain regulatory approval for our products. It is possible that the validation process may take time and resources, require independent third-party analysis or not be accepted by the FDA and other regulatory authorities. For some of our products, the regulatory approval path and requirements may not be clear, which could add significant delay and expense. Delays or failure to obtain regulatory approval of any of the products that we develop would adversely affect our business.

If other generic versions of Lovenox are approved and successfully commercialized our business would suffer.

In mid-2003, Amphastar and Teva each submitted ANDAs for generic versions of Lovenox with the FDA. Each ANDA included a paragraph IV certification. In addition, other third parties, including without limitation Sanofi-Aventis, may seek approval to market generic versions of Lovenox in the United States. It is an increasingly common practice for innovators such as Sanofi-Aventis to launch an authorized generic. If any of these parties obtain FDA approval for generic versions of Lovenox, we may not gain any competitive advantage and the price for the product may be lower. Also, we may never achieve significant market share for M-Enoxaparin if either Amphastar or Teva, or another third party, markets generic versions of Lovenox before us. Under the Hatch-Waxman Act, any developer of a generic drug that is considered first to have its ANDA accepted for review by the FDA, and whose submission includes a paragraph IV certification, may be eligible to receive a 180-day period of generic market exclusivity. In the event that any eligible 180-day exclusivity period has not begun and/or has not expired at the time we receive tentative approval for M-Enoxaparin, we may be forced to wait until the expiration of the exclusivity period before the FDA could make our approval effective. Less favorable economic terms could be triggered under our collaboration with Sandoz if one or more third parties commercialize a generic version of Lovenox. Consequently, if other generic versions of Lovenox are approved and commercialized, our revenues would be reduced and, as a result, our business, including our future discovery and development programs, would suffer.

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

In addition to general competition in the pharmaceutical market, we expect that certain of our generic product candidates may face intense and increasing competition from other manufacturers of generic and/or branded products. Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents for branded products and related exclusivity periods expire, manufacturers of generic products may receive regulatory approval for generic equivalents and may be able to achieve significant market penetration. As competing off-patent manufacturers receive regulatory approvals on similar products or as branded manufacturers launch authorized generic versions of such products, market share, revenues and gross profit typically decline, in some cases, dramatically. If any of our generic product offerings, including M-Enoxaparin, enter markets with a number of competitors, we may not achieve significant market share, revenues or gross profit. In addition, as other generic products are introduced to the markets in which we participate, the market share, revenues and gross profit of our generic products could decline.

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

Generic pharmaceutical products are sold through various channels, including retail and mail order, and to hospitals through group purchasing organizations, or GPOs. As M-Enoxaparin is primarily a hospital-based product, we expect to derive a large percentage of our future revenue for M-Enoxaparin through contracts with GPOs. Currently, a relatively small number of GPOs control a substantial portion of generic pharmaceutical sales to hospital customers. In order to establish and maintain contracts with these GPOs, we believe that we, in collaboration with Sandoz, will need to maintain adequate drug supplies, remain price competitive, comply with FDA regulations and provide high-quality products. The GPOs with whom we hope to establish contracts may also have relationships with our competitors and may decide to contract for or otherwise prefer products other than ours, limiting access of M-Enoxaparin to certain hospital segments. Our sales could also be negatively affected by any rebates, discounts, and fees that are required by our customers, including the GPOs, wholesalers, distributors, retail chains or mail order services, to gain and retain market acceptance for our products. If we are unable to establish and maintain arrangements with all of these customers, future sales of our products, revenues and profits would suffer.

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

As of December 31, 2005, we had cash, cash equivalents and marketable securities totaling $156.3 million. For the twelve months ended December 31, 2005, we had a net loss of $21.7 million and used cash in operating activities of $17.0 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our drug candidates, as well as funds necessary to manufacture and market any products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements may vary depending on the following:

•       the advancement of our generic product candidates and other development programs;

•       the cost of litigation, including potential patent litigation with Sanofi-Aventis relating to Lovenox that is not otherwise covered by our collaboration agreement, or potential patent litigation with others, as well as any damages, including possibly treble damages, that may be owed to Sanofi-Aventis or others should we be unsuccessful in such litigation;

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

We are dependent on the members of our senior management team, for our business success. Our employment arrangements with our executive officers are terminable by either party on short notice or no notice. We do not carry life insurance on the lives of any of our personnel. The loss of any of our executive officers would result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and approval of our product candidates. In addition, our growth will require us to hire a significant number of qualified scientific, commercial and administrative personnel. There is intense competition from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, for human resources, including management, in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful development and commercialization of our product candidates.

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

Changes in stock option accounting rules may have a significant adverse affect on our operating results

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

In December 2004, the Financial Accounting Standards Board issued “Share-Based Payment,” or Statement 123(R). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity instruments issued. In determining the fair value of options and other equity-based awards, companies may use different valuation models that may involve extensive and complex analysis. Statement 123(R) is effective for us beginning January 1, 2006, which is the first day of our 2006 fiscal year. The Company has adopted the “modified prospective method” when applying Statement 123(R). The Company currently expects stock option expense for 2006 to be in a range of $5 million to $6 million dependent upon assumptions used in estimating the fair value, market price and levels of share-based payments granted in 2006. Any changes from current assumptions could result in significant variation from the Company’s current estimate.

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

The regulatory climate for generic versions of protein products remains very uncertain. Currently, there is no established statutory or regulatory pathway which provides the FDA with the authority to approve generic versions of most protein drugs. Most therapeutic protein drugs were approved by the FDA under the Public Health Service Act through the use of Biologics License Applications, or BLAs. Unlike products approved through the use of NDAs, there is no provision in the Public Health Service Act for an abbreviated application that would permit approval of a follow-on protein product, and the FDA has stated it does not believe it has the authority to rely on prior BLA approvals or on their underlying data to approve a follow-on product. Moreover, even for proteins originally approved as NDAs, there is debate as to the data necessary to demonstrate the sameness required for ANDA approval. Judicial construction of the current law may impact the approval process for generic versions of proteins originally approved as NDAs. For example, the FDA was recently sued in the United States District Court for the District of Columbia and the court was asked to enter a declaratory judgment that the section 505(b)(2) NDA pathway can be used for protein-based biologic drugs regulated under section 505 of the Federal Food, Drug, and Cosmetic Act. Although the FDA stated in February 2005 that it anticipated drafting several guidances and concept papers to address the scientific and regulatory issues related to approval of generic versions of therapeutic protein products that were approved under BLAs, the FDA indicated at the time that the development of many of these documents would take several months or more. To our knowledge, the agency has not yet officially issued any guidance, or specified a time frame in which it expects to do so. Failure of the FDA to establish standards or the U.S. Congress to enact legislation establishing a pathway for regulatory approval could reduce the value of our glycoprotein program.

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

Obtaining reimbursement approval for a product from each government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement. There is substantial uncertainty whether any particular payor will reimburse the use of any drug products incorporating new technology. Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or comparable authority. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other products or services, and may reflect budgetary constraints and/or imperfections in Medicare, Medicaid or other data used to calculate these rates. Net prices for products may be reduced by mandatory discounts or rebates required by government health care programs or by any future relaxation of laws that restrict imports of certain medical products from countries where they may be sold at lower prices than in the United States.

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

The Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, changes the way Medicare covers and reimburses for pharmaceutical products. The legislation introduced a new reimbursement methodology based on average sales prices for drugs that are used in hospital settings or under the direct supervision of a physician and, starting in 2006, expands Medicare coverage for drug purchases by the elderly. In addition, the MMA requires the creation of formularies for self-administered drugs, and provides authority for limiting the number of drugs that will be covered in any therapeutic class and provides for plan sponsors to negotiate prices with manufacturers and suppliers of covered drugs. As a result of the MMA and the expansion of federal coverage of drug products, we expect continuing pressure to contain and reduce costs of pharmaceutical products. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for our products and could materially adversely affect our operating results and overall financial condition. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement policies, and any reduction in coverage or payment that results from the MMA may result in a similar reduction in coverage or payments from private payors.

Congress has considered separate legislation, which if enacted, would permit more widespread re-importation of drugs from foreign countries into the United States and which may include re-importation from foreign countries where drugs are frequently sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could decrease the amount of reimbursement we receive for any approved products which, in turn, could materially adversely affect our operating results and our overall financial condition.

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

•       submitting Citizen Petitions to request the Commissioner of Food and Drugs to take administrative action with respect to prospective and submitted generic drug applications;

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

Our research and development involves, and may in the future involve, the use of hazardous materials and chemicals and certain radioactive materials and related equipment. For the years ended December 31, 2005, 2004, and 2003, we spent approximately $19,000, $25,000, and $17,500, respectively, in order to comply with environmental and waste disposal regulations. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Although we maintain workers’ compensation insurance as prescribed by the Commonwealth of Massachusetts to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. For claims not covered by workers’ compensation insurance, we also maintain an employer’s liability insurance policy in the amount of $3.5 million per occurrence and in the aggregate. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

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

We enter into collaboration agreements and other similar contracts with other companies to supplement and enhance our own capabilities. If we are unable to enter into such agreements with companies or if any collaborative partner terminates or fails to perform its obligations under agreements with us, the development and commercialization of our drug candidates could be delayed or terminated.

Our continued and expected dependence on collaborative partners for their drug development, manufacturing, sales, marketing and distribution capabilities, for their financial support and/or to supplement and enhance our own proprietary technology platform, means that our business would be adversely affected if a partner terminates its collaboration agreement with us or fails to perform its obligations under the agreement. Our current collaborations and future collaborations, if any, may not be scientifically or commercially successful. Factors that may affect the success of our collaborations include the following:

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

We enter into technology collaboration agreements and other similar contracts with other companies to supplement and enhance our own proprietary technology platform. If we are unsuccessful in forming or maintaining these collaborations on favorable terms or if the arrangements do not yield the intended results, our business could be adversely affected.

In an effort to continually update and enhance our proprietary technology platform we enter into agreements with other companies to develop, license, acquire and/or collaborate on various technologies. If we are unable to enter into the desired agreements, if the agreements do not yield the intended results or if the agreements terminate, we may need to find alternative approaches to such technology needs. This may result in delays and our business may be adversely affected.

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

If any party successfully asserts that we are infringing their intellectual property or that our creation or use of proprietary technology infringes upon their intellectual property rights, we might be forced to incur expenses to litigate the claims and pay damages, potentially including treble damages, if we are found to have willfully infringed such parties’ patent rights. In addition, if we are unsuccessful in litigation, or pending the outcome of litigation, a court could issue a temporary injunction or a permanent injunction preventing us from marketing and selling the patented drug or other technology for the life of the patent that we have allegedly or been deemed to have infringed. Litigation concerning patents, other forms of intellectual property and proprietary technologies is becoming more widespread and can be protracted and expensive, and can distract management and other key personnel from performing their duties for us.

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

Our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 69.1% of our outstanding common stock as of December 31, 2005. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 1B.               Unresolved Staff Comments

Not applicable.

Item 2.                        PROPERTIES

As of March 1, 2006, pursuant to our September 2004 sublease agreement, as amended on September 7, 2005, November 21, 2005 and January 27, 2006, we are leasing a total of approximately 78,000 square feet of office and laboratory space in one building in Cambridge, Massachusetts:

Property Location	Approximate Square Footage	Use		Lease Expiration Date
675 West Kendall Street	78,000	Laboratory & Office	e	04/30/2011
Cambridge, Massachusetts 02142

Item 3.                        LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.                        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to June 2004, there was no established market for our common stock. Since June 22, 2004, our common stock has been traded on the NASDAQ National Market under the symbol “MNTA.” The following table sets forth the high and low last sale prices of our common stock for the periods indicated, as reported on the NASDAQ National Market:

Quarter ended	High	Low
June 30, 2004 (beginning June 22, 2004)	$8.85	$7.81
September 30, 2004	8.70	7.05
December 31, 2004	8.56	7.06
March 31, 2005	8.73	6.55
June 30, 2005	20.45	7.60
September 30, 2005	30.99	19.20
December 31, 2005	29.06	18.33

Holders

On March 1, 2006, the approximate number of holders of record of our common stock was 63 and the approximate number of beneficial holders of our common stock was 462.

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

Item 6.                        SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 are derived from our audited financial statements included in this Annual Report on Form 10-K. The statement of operations data for the year ended December 31, 2002 and the period from inception through December 31, 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001 are derived from our audited financial statements which are not included herein. Historical results are not necessarily indicative of future results. See the notes to the consolidated financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per common share. The selected financial data set forth below should be read in conjunction with and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found at “Item 8. “Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

Momenta Pharmaceuticals, Inc.
Selected Financial Data

	Year Ended December 31,				Period from Inception (May 17, 2001) through
	2005	2004	2003	2002	December 31, 2001
	(In thousands, except per share information)
Statements of Operations Data:
Collaboration revenue	$14,479	$7,832	$1,454	$—	$—
Operating expenses:
Research and development	25,178	15,722	5,347	2,174	206
General and administrative	14,059	6,751	4,083	2,712	167
Total operating expenses	39,237	22,473	9,430	4,886	373
Loss from operations	(24,758)	(14,641)	(7,976)	(4,886)	(373)
Interest income	3,353	605	74	17	2
Interest expense	(257)	(39)	(43)	—	—
Net loss	(21,662)	(14,075)	(7,945)	(4,869)	(371)
Deemed dividend related to beneficial conversion feature of Series C redeemable convertible preferred stock	—	(20,389)	—	—	—
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(1,852)	(1,898)	(520)	(22)
Net loss attributable to common stockholders	$(21,662)	$(36,316)	$(9,843)	$(5,389)	$(393)
Basic and diluted net loss per share attributable to common stockholders	$(0.79)	$(2.56)	$(5.02)	$(5.70)	$(6.74)
Shares used in computing basic and diluted net loss per share attributable to common stockholders	27,283	14,177	1,961	946	58

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$25,890	$11,678	$4,613	$1,471	$181
Marketable securities	130,364	41,943	7,994	—	—
Working capital	155,661	54,154	13,044	633	(128)
Total assets	171,101	64,330	16,084	2,500	184
Line of credit obligations—net of current portion	1,621	1,105	372	—	—
Capital lease obligations—net of current portion	1,375	—	—	—	—
Redeemable convertible preferred stock	—	—	27,225	6,427	22
Accumulated deficit	(73,606)	(51,944)	(15,628)	(5,785)	(396)
Total stockholders’ equity (deficit)	$160,155	$56,993	$(13,779)	$(4,831)	$(148)

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See “Risk Factors.”

Overview

We are a biotechnology company specializing in the sequencing, or detailed structural analysis, and design of complex sugars for the development of improved versions of existing drugs, the development of novel drugs and the discovery of new biological processes. We are also utilizing our ability to sequence sugars to create technology-enabled generic versions of sugar-based and complex drug products. Through detailed analysis of the molecular structure of complex sugars, we believe our proprietary technology enables us to define the specific sugar sequences contained in complex sugar-based drugs, including those structures that had previously not been described due to a lack of available technology. In addition, we are able to derive a more complete understanding of the roles that sugars play in cellular function, disease and drug action based on our analytical capabilities. With our capabilities, we have developed a diversified pipeline of near-term product opportunities and novel discovery and development candidates.

Our business strategy is to utilize revenue realized from applying our technology to near-term product opportunities, such as M-Enoxaparin and generic versions of other complex mixtures, as a funding source for our development and discovery programs. Over the long term, we expect to generate value by leveraging our understanding of sugars to create novel therapeutics which address critical unmet medical needs in a wide range of disease areas, including oncology, cardiovascular disease, inflammation and immunology.

Our most advanced product candidate, M-Enoxaparin, is designed to be a technology-enabled generic version of Lovenox®, a widely prescribed low molecular weight heparin, or LMWH. We have formed a collaboration with Sandoz N.V. and Sandoz Inc., collectively Sandoz, affiliates of Novartis AG, to jointly develop, manufacture and commercialize M-Enoxaparin. In accordance with our collaboration with Sandoz, an Abbreviated New Drug Application, or ANDA, was submitted for M-Enoxaparin on August 29, 2005.

Since our inception in 2001, we have incurred annual net losses. As of December 31, 2005, we had an accumulated deficit of $73.6   million. We recognized net losses of $21.7 million, $14.1 million and $7.9 million for the years ended December 31, 2005, 2004 and 2003 respectively. We expect to incur substantial and increasing losses as we develop our product candidates, expand our research and development activities and prepare for the commercial launch of our product candidates. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

Since our inception, we have had no revenues from product sales. Our revenues for the years ended December 31, 2005, 2004 and 2003 of $14.5 million, $7.8 million and $1.5 million, respectively, were derived from our collaboration agreement with Sandoz and primarily consist of amounts earned by us for reimbursement by Sandoz of research and development services and development costs for M-Enoxaparin. On June 25, 2004, we completed an initial public offering of our common stock, the net proceeds of which were $35.3 million after deducting underwriters’ discounts and expenses. In July 2005 we raised $122.3 million in a follow-on public offering, net of expenses, from the sale and issuance of 4,827,300 shares of our common stock. We have devoted substantially all of our capital resources to the research and development of our product candidates.

The biotechnology and pharmaceutical industries in which we compete are undergoing, and are expected to continue to undergo, rapid and significant technological change. We expect competition to intensify as technological advances are made or new biotechnology products are introduced. To become and remain profitable, we must succeed in developing and commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities for which we are only in the preliminary stages: developing drugs; obtaining regulatory approval for them; and manufacturing, marketing and selling them. We have invested a significant portion of our time, financial resources and collaboration efforts in the development of our most advanced product candidate, M-Enoxaparin. Our successful development and commercialization of M-Enoxaparin, in collaboration with Sandoz, depends on several factors, including: using our technology to demonstrate successfully to the FDA that
M-Enoxaparin is therapeutically equivalent to Lovenox; meeting any other FDA requirements for marketing approval;  successfully manufacturing M-Enoxaparin in a consistent and reproducible manner and at a commercial scale; manufacturing M-Enoxaparin cost-effectively; achieving a favorable outcome of potential litigation with Sanofi-Aventis relating to enoxaparin, if any; and achieving market acceptance of M-Enoxaparin in the medical community and with third-party payors.

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales and are uncertain whether or not we will generate any revenue from the sale of products over the next several years. We have recognized, in the aggregate, $23.8 million of revenue from our inception through December 31, 2005. This revenue was derived entirely from our collaboration agreement with Sandoz. We will seek to generate revenue from a combination of research and development payments, profit sharing payments, milestone payments and royalties in connection with our Sandoz collaboration and similar future collaborative or strategic relationships. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development and other payments received under our collaborative or strategic relationships, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

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

The following summarizes our primary research and development programs:

Development Programs:

M-Enoxaparin

Our most advanced product candidate, M-Enoxaparin, is designed to be a generic version of Lovenox. Lovenox is a widely-prescribed LMWH used for the prevention and treatment of DVT, and treatment of ACS. We have formed a collaboration with Sandoz to jointly develop, manufacture and commercialize
M-Enoxaparin. Under our collaboration agreement, Sandoz is responsible for funding substantially all of the M-Enoxaparin development, regulatory, legal and commercialization costs. The total cost of development and commercialization and the timing of bringing M-Enoxaparin to market is subject to uncertainties relating to the development, regulatory approval and legal processes. In accordance with our collaboration agreement with Sandoz, an ANDA was submitted to the FDA for M-Enoxaparin on August 29, 2005, seeking approval to market M-Enoxaparin in the United States.

We anticipate that the FDA’s review of the M-Enoxaparin ANDA will require, among other things, a review of our technology and characterization methodology, as well as our manufacturing data. In parallel, Momenta, in collaboration with Sandoz, is focused on activities related to supporting the ANDA submission and the FDA’s review of the ANDA and preparing for the commercialization of M-Enoxaparin, if and when approved, including advancing manufacturing, supply chain, sales and marketing objectives.

M118

M118 is a LMWH that we rationally designed to provide improved clinical properties to treat patients with ACS. In November 2004, we initiated efforts to develop a more efficient and reproducible manufacturing process. Those efforts have resulted in a new process with greater yield and reproducibility at a reduced cost, as compared to the prior manufacturing process. In September 2005, we initiated GLP toxicology and pharmacology studies for M118 intended to support our IND. We expect that additional expenditures will be required to complete preclinical testing. If such preclinical testing is successful, we intend to file an IND in mid-2006 and begin Phase I clinical trials shortly thereafter, if the IND goes into effect. Because M118 is in preclinical development, we are not currently able to estimate the cost to complete the research and development phase nor are we able to estimate the timing of commercialization of M118.

Other Complex Mixture Drugs

We are exploring the application of our technology to the analysis of other complex mixture drugs beyond heparins. Certain drug products exist as complex mixtures. In addition to heparins, complex mixtures include synthetic, semi-synthetic and naturally derived products and are composed of molecules that, due to their diversity, are difficult to fully characterize. Drugs which are complex mixtures can be approved and regulated under either the New Drug Application, or NDA, or Biological Licensing Application, or BLA, regulatory paths at the FDA. Some complex mixture products, such as estrogen products, peptide mixtures, and botanical drug products, have been approved as NDAs. However, many other complex mixture products have been approved as BLA products, including glycoproteins such as erythropoietin, blood clotting factors, and interferon beta. We are seeking to apply our technology to complex mixture products irrespective of the regulatory path under which each product was approved.

For complex mixtures approved as NDAs, we are applying our characterization technology to develop technology-enabled generic products. We have identified a candidate for this strategy and are currently refining the characterization data and process development work. We continue to advance our discussions for this complex mixture product with potential strategic partners.

For complex mixtures approved as BLAs, such as glycoproteins, we are applying our technology to characterize and better understand these molecules. Product applications include working with innovator biotechnology companies to help them better understand the sugars contained in their products; applying our technology to create technology-enabled follow on generic glycoproteins, leveraging strategies similar to those of M-Enoxaparin; and creating improved versions of glycoprotein products.

M-Dalteparin

M-Dalteparin is targeted to be a technology-enabled generic version of Fragmin®, a LMWH product. Fragmin is indicated for the prevention of DVT and selected indications in ACS. In September 2005, Eisai Inc., a U.S. pharmaceutical subsidiary of Eisai Co. Ltd., obtained U.S. promotion rights to Fragmin from Pfizer Inc. Fragmin is marketed by Pfizer in Europe and by Kissei Pharmaceutical Co, Ltd. in Japan.  Similar to Lovenox, Fragmin is currently described by limited measures such as molecular weight distribution, anti-Xa activity and anti-IIa activity. We believe that additional analysis is necessary to demonstrate that a generic version of Fragmin has the same active ingredients as the branded drug. Through our technology, we believe we have the ability to analyze Fragmin and demonstrate that our generic product has the same active ingredients as Fragmin, thereby enabling the FDA to approve an ANDA for Dalteparin.

In November 2005, we reprioritized the M-Dalteparin program in light of other more commercially attractive opportunities.  We have reduced our internal resources for M-Dalteparin while we assess our options to pursue commercialization and partnering of the product.  The total cost of development and commercialization and the timing of bringing M-Dalteparin to market are subject to uncertainties relating to the market growth for Fragmin, as well as the development, regulatory and legal approval processes.

Discovery Programs:

We are also applying our analytical capabilities for complex sugars to several discovery programs, including a drug delivery program and an oncology program. Through our drug delivery program, we have identified a mechanism by which sugars facilitate the transport of drugs across mucosal membranes, enabling the delivery of larger proteins and leading to higher levels of bioavailability, or levels of drug in the blood. We believe this sugar-mediated transport mechanism can be applied to a variety of marketed drugs and drug candidates. While our current focus is on the pulmonary delivery of therapeutic proteins where achieving adequate bioavailability has been a challenge, the technology has potentially broad application to the delivery of other drugs across other mucosal membranes.

A second discovery program is focused on the role that complex sugars play in biological systems, including regulating the development and progression of disease. Our initial focus is in cancer, which is a disease characterized by unregulated cell growth. Sugars play a part in the conversion of normal cells into cancerous cells, the regulation of tumor growth, and tumor invasion and metastasis. We believe that our technology can provide us with a better understanding of the role of sugars in disease, which we hope will enable us to discover novel sugar therapeutics, as well as to discover new disease mechanisms that can be targeted with small molecule or antibody drugs.

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

Results of Operations

Years Ended December 31, 2005, 2004 and 2003

Revenue

Revenue for 2005 was $14.5 million, compared with $7.8 million for 2004, and $1.5 million for 2003. The increase of $6.7 million from 2004 to 2005 and $6.3 million from 2003 to 2004 is attributable to our collaboration agreement with Sandoz signed in November 2003. These revenues include amortization of an initial payment made to us by Sandoz and amounts earned for research and development services and other reimbursable costs. The increases are due to increased research activity as described below.

Research and Development

Research and development expense for 2005 was $25.2 million, compared with $15.7 million in 2004 and $5.3 million in 2003. The increase of $9.5 million from 2004 to 2005 principally resulted from an increase of $2.8 million in personnel and related costs, $2.1 million in manufacturing and research provided by third parties, $1.6 million in facilities costs, $1.3 million in lab supplies, $0.8 million in consultant costs, $0.6 million in depreciation expense and $0.2 million in recruiting and relocation costs. The increase of $10.4 million from 2003 to 2004 principally resulted from an increase of $4.1 million in manufacturing and research provided by third parties and $3.8 million in personnel and related costs.

The following table summarizes the primary components of our research and development expenses for our principal research and development programs for the years ended December 31, 2005, 2004, and 2003.

Research and Development (in thousands)	2005	2004	2003
Development programs	$18,074	$12,391	$4,469
Discovery programs	3,472	2,309	496
Other research	3,632	1,022	381
Total research and development expense	$25,178	$15,722	$5,346

The increases in development program expenses from 2004 to 2005 and from 2003 to 2004 were primarily due to the increased personnel and manufacturing costs of the M-Enoxaparin program. The increase from 2003 to 2004 also included increased personnel and manufacturing expenses for the M118 program. The increases in discovery program expenses from 2004 to 2005 and from 2003 to 2004 were primarily due to increases in personnel and related costs in drug delivery and oncology. The increase in other research in both periods was primarily due to increases in personnel and related costs for research benefiting our technology platform or multiple programs.  We expect research and development expenses to continue to increase in 2006 for development, discovery and other research programs.

General and Administrative

General and administrative expense for the year ended December 31, 2005 was $14.1 million compared to $6.8 million in 2004 and $4.1 million in 2003. General and administrative expense increased by $7.3 million from 2004 to 2005 due primarily to an increase of $4.1 million in professional fees, including legal, consulting, accounting  and other professional fees, $2.3 million in personnel and related costs, $0.7 million in insurance and $0.2 million in office and computer supplies. In 2004 compared to 2003 general and administrative expense increased by $2.7 million due primarily to an increase of $0.7 million in personnel costs, $0.7 million in professional fees, including consulting and accounting fees, $0.5 million in stock compensation expense, $0.4 million in insurance costs and $0.3 million in facilities costs.

Interest Income

Interest income was $3.4 million, $0.6 million and $74,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The increase of $2.8 million from 2004 to 2005 was primarily due to higher average investment balances as a result of our follow-on public offering in July 2005. The increase of $0.5 million from 2003 to 2004 was primarily due to higher average investment balances as a result of the proceeds from our initial public offering in June 2004.

Interest Expense

Interest expense was $257,000, $39,000 and $43,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in 2005 is primarily due to additional amounts drawn from our equipment line of credit during 2005.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities, payments from our collaboration agreement with Sandoz, borrowings from our lines of credit, and a capital lease obligation. Since our inception, we have received net proceeds of $45.4 million from the issuance of redeemable convertible preferred stock. In June 2004, we completed our initial public offering and raised net proceeds of $35.3 million. In July 2005, we completed a follow-on public offering and raised net proceeds of $122.3 million. As of December 31, 2005, we have received $19.7 million from our Sandoz collaboration, $4.0 million from debt financing, $1.2 million from capital lease obligations and additional funds from interest income.

At December 31, 2005, we had $156.3 million in cash, cash equivalents and marketable securities. In addition, we hold $1.8 million in restricted cash which serves as collateral for a letter of credit related to our facility lease. During the years ended December 31, 2005, 2004 and 2003, our operating activities used $17.0 million, $12.6 million and $8.0 million, respectively. The use of cash in each period was primarily a result of net losses associated with our research and development activities and amounts incurred to develop and maintain our administrative infrastructure.

Net cash used in investing activities was $93.3 million, $37.2 million and $8.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. During 2005, we used $151.6 million of cash to purchase marketable securities, offset by cash provided of $62.0 million in maturities of marketable securities. During 2004, we used $64.9 million of cash to purchase marketable securities, offset by cash provided of $29.8 million in maturities of marketable securities. We used $8.0 million of cash in 2003 to purchase marketable securities. During the years ended December 31, 2005, 2004 and 2003, we used $3.7 million, $2.1 million and $0.5 million respectively, to purchase equipment and leasehold improvements.

For the year ended December 31, 2005, our financing activities provided $124.5 million, reflecting the net proceeds of $122.3 million from our follow-on public offering in July 2005. In addition, we borrowed an additional $1.6 million under our line of credit facility set up in 2004 and we received $1.2 million under a sale leaseback arrangement being treated as a capital lease in December 2005.  The arrangement allows for the sale and leaseback of an additional $1.4 million in capital equipment through December 2006. For the year ended December 31, 2004, our financing activities provided $56.9 million, reflecting the net proceeds of $35.3 million from our initial public offering in June, 2004 and the issuance of our Series C redeemable convertible preferred stock for net proceeds of $20.4 million. In addition, in December 2004, our initial line of credit with a bank provided $1.4 million in proceeds. Payments on our line of credit totaled $0.3 million in 2004. In 2003, $19.7 million was provided by financing activities, primarily due to net proceeds of $18.9 million from our Series B redeemable convertible preferred stock and proceeds from a line of credit of $1.0 million, offset by line of credit payments of $0.3 million.

The following table summarizes our contractual obligations and commercial commitments at December 31, 2005:

	Payments Due by Period
Contractual Obligations (in thousands)	Total	2006	2007 through 2009	2010 through 2011	After 2011
License maintenance obligations	$991	$113	$443	$435	*
Short and long-term line of credit obligation	2,466	845	1,621	—	$—
Capital lease obligations	1,659	284	1,375	—	—
Operating lease obligations	18,585	3,170	10,674	4,741	—
Total contractual cash obligations	$23,701	$4,412	$14,113	$5,176	$—

*                    After 2011, the annual obligations, which extend indefinitely, are approximately $0.2 million per year.

We anticipate that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least 2007. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Funding Requirements

During 2004 and 2005, we have cumulatively received $19.7 million from our collaboration with Sandoz. Under our collaboration with Sandoz, Sandoz has agreed to fund a minimum amount of personnel and substantially all of the other ongoing development, commercialization and legal expenses incurred with respect to our M-Enoxaparin program, subject to the right to terminate if certain costs exceed mutually agreed upon limits.

We expect to use our current cash, cash equivalents and marketable securities to continue the development of our product candidates, our discovery research programs and for other general corporate purposes. We intend to use the majority of our cash to fund: our development programs, including
M-Enoxaparin, M118, M-Dalteparin and the application of our technology to other complex mixtures including glycoproteins, and non-sugar based complex mixtures. Also we will use funds to advance our discovery programs, which are focused on identifying novel therapeutics and technologies; the potential acquisition of companies, products and technologies that complement our business; and working capital, capital expenditures and other general corporate purposes.

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

If our existing resources, including the proceeds of our initial public offering and July 2005 follow-on offering are insufficient to satisfy our liquidity requirements or if we acquire or license additional technologies, products or assets that fit within our growth strategy, we may need to raise additional external funds through the sale of equity or debt securities. The sale of equity securities may result in dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

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

Stock-Based Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value method provided for under Statement of Financial Accounting Standard No. 123, or SFAS 123, Accounting for Stock-Based Compensation. In 2005, 2004 and 2003, certain grants of stock options were made at exercise prices deemed to be less than the fair value of our common stock and, as a result, we recorded deferred stock compensation expense. In the notes to our financial statements, we provide pro forma disclosures in accordance with SFAS 123. We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123 and the Emerging Issues Task Force, or EITF, Issue 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18.

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

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005, irrespective of the entity’s fiscal year. Early adoption will be permitted in periods in which financial statements have not yet been issued. We adopted Statement 123(R) on January 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods: (i) the “modified prospective method” in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date or (ii) a “modified retrospective method”, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has adopted the “modified prospective method” when applying Statement 123(R).

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options granted at fair value. Accordingly, the adoption of the Statement 123(R) fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. Had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss per share as noted in footnote 2 to our consolidated financial statements. The Company currently expects stock option expense for 2006 to be in a range of $5 million to $6 million dependent upon assumptions used in estimating the fair value, market prices and levels of share-based payments granted in 2006. Any changes from current assumptions could result in significant variation from the Company’s current estimate.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Momenta Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Momenta Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Momenta Pharmaceuticals, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, redeemable convertible preferred stock, stockholders’ equity (deficit) and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Momenta Pharmaceuticals, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Momenta Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts
March 13, 2006

Momenta Pharmaceuticals, Inc.
Consolidated Balance Sheets

	December 31,
	2005	2004
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$25,890	$11,678
Marketable securities	130,364	41,943
Accounts receivable	—	2,238
Unbilled collaboration revenue	4,347	2,801
Prepaid expenses and other current assets	2,799	1,456
Total current assets	163,400	60,116
Property and equipment, net of accumulated depreciation	5,917	2,723
Restricted cash	1,778	1,485
Other assets	6	6
Total assets	$171,101	$64,330
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,080	$3,489
Accrued expenses	3,355	1,611
Deferred revenue	147	147
Line of credit obligations	845	715
Capital lease obligations	284	—
Deferred rent	28	—
Total current liabilities	7,739	5,962
Deferred revenue, net of current portion	123	270
Line of credit obligations, net of current portion	1,621	1,105
Capital lease obligations, net of current portion	1,375	—
Deferred rent	88	—
Total liabilities	10,946	7,337
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized at December 31, 2005 and 2004, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized at December 31, 2005 and 2004, 30,465 and 25,409 shares issued and outstanding at December 31, 2005 and 2004, respectively	3	3
Additional paid-in capital	236,190	112,510
Deferred compensation	(2,193)	(3,381)
Due from officer	—	(36)
Accumulated other comprehensive loss	(239)	(159)
Accumulated deficit	(73,606)	(51,944)
Total stockholders’ equity	160,155	56,993
Total liabilities and stockholders’ equity	$171,101	$64,330

The accompanying notes are an integral part of these consolidated financial statements.

Momenta Pharmaceuticals, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Collaboration revenue	$14,479	$7,832	$1,454
Operating expenses:
Research and development*	25,178	15,722	5,347
General and administrative*	14,059	6,751	4,083
Total operating expenses	39,237	22,473	9,430
Loss from operations	(24,758)	(14,641)	(7,976)
Other income (expense):
Interest income	3,353	605	74
Interest expense	(257)	(39)	(43)
Net loss	$(21,662)	$(14,075)	$(7,945)
Deemed dividend related to beneficial conversion feature of Series C redeemable convertible preferred stock	—	(20,389)	—
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(1,852)	(1,898)
Net loss attributable to common stockholders	$(21,662)	$(36,316)	$(9,843)
Basic and diluted net loss per share attributable to common stockholders	$(0.79)	$(2.56)	$(5.02)
Shares used in computing basic and diluted net loss per share attributable to common stockholders	27,283	14,177	1,961
* Includes stock-based compensation as follows:
Research and development	$634	$875	$173
General and administrative	1,659	1,145	683
Total stock-based compensation	$2,293	$2,020	$856

The accompanying notes are an integral part of these consolidated financial statements

Momenta Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
In thousands

	Redeemable Convertible					Accumulated				Total
	Preferred Stock		Common Stock		Additional	Other		Deferred		Stockholders’
	Shares	Amount	Shares	Par Value	Paid-In Capital	Comprehensive Loss	Due from Officer	Stock Compensation	Accumulated Deficit	Equity (Deficit)
Balances at December 31, 2002	2,677	$ 6,427	4,161	$ —	$ 2,810	$ —	$ (107)	$ (1,749)	$ (5,785)	$ (4,831)
Sale of Series B Redeemable Convertible Preferred Stock, net of offering costs of $100	6,440	18,900	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to the exercise of stock options	—	—	23	—	5	—	—	—	—	5
Accretion of Preferred Stock to redemption value	—	52	—	—	—	—	—	—	(52)	(52)
Preferred Stock dividends	—	1,846	—	—	—	—	—	—	(1,846)	(1,846)
Payment of officer obligation	—	—	—	—	—	—	36	—	—	36
Deferred stock compensation expense associated with stock options	—	—	—	—	1,956	—	—	(1,956)	—	—
Amortization of deferred stock compensation	—	—	—		—	—	—	671	—	671
Compensation expense associated with options issued to nonemployees	—	—	—		184	—	—	—	—	184
Repurchase of unvested restricted stock	—	—	(21)	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	5	—	—	—	—	5
Unrealized loss on marketable securities	—	—	—	—	—	(6)	—	—	—	(6)
Net loss	—	—	—	—	—	—	—	—	(7,945)	(7,945)
Balances at December 31, 2003	9,117	$ 27,225	4,163	$ —	$ 4,960	$ (6)	$ (71)	$ (3,034)	$ (15,628)	$ (13,779)
Sale of Series C Redeemable Convertible Preferred Stock, net of offering costs of $110	2,613	20,390	—	—	—	—	—	—	—	—
Accretion of Preferred Stock to redemption value	—	37	—	—	—	—	—	—	(37)	(37)
Preferred Stock dividends	—	1,815	—	—	—	—	—	—	(1,815)	(1,815)
Proceeds from redeemable preferred stock allocated to beneficial conversion feature	—	—	—	—	20,389	—	—	—	—	20,389
Dividend on redeemable preferred stock attributable to beneficial conversion feature	—	—	—	—	—	—	—	—	(20,389)	(20,389)
Conversion of redeemable convertible preferred stock to common stock	(11,730)	(49,467)	15,014	2	49,465					49,467
Issuance of common stock in Initial Public Offering	—	—	6,153	1	35,296	—	—	—	—	35,297
Issuance of common stock pursuant to the exercise of stock options	—	—	67	—	27	—	—	—	—	27
Payment of officer obligation	—	—	—	—	—	—	35	—	—	35
Deferred stock compensation expense associated with stock options	—	—	—	—	1,714	—	—	(1,714)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	1,367	—	1,367
Compensation expense associated with options issued to nonemployees	—	—	—	—	221	—	—	—	—	221
Compensation expense associated with accelerated vesting of employee options	—	—	—	—	432	—	—	—	—	432
Vesting of restricted stock	—	—	—	—	6	—	—	—	—	6
Cashless exercise of warrant	—	—	12	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(153)	—	—	—	(153)
Net loss	—	—	—	—	—	—	—	—	(14,075)	(14,075)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(14,228)
Balances at December 31, 2004	—	$ —	25,409	$ 3	$ 112,510	$ (159)	$ (36)	$ (3,381)	$ (51,944)	$ 56,993

Momenta Pharmaceuticals, Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS (Continued)
In thousands

	Redeemable Convertible					Accumulated				Total
	Preferred Stock		Common Stock		Additional	Other		Deferred		Stockholders’
	Shares	Amount	Shares	Par Value	Paid-In Capital	Comprehensive Loss	Due from Officer	Stock Compensation	Accumulated Deficit	Equity (Deficit)
Balances at December 31, 2004 (brought forward)	—	$ —	25,409	$ 3	$ 112,510	$ (159)	$ (36)	$ (3,381)	$ (51,944)	$ 56,993
Issuance of common stock in follow-on public offering	—	—	4,827	—	122,327	—	—	—	—	122,327
Issuance of common stock pursuant to the exercise of stock options	—	—	217	—	183	—	—	—	—	183
Issuance of common stock pursuant to employee stock purchase plan	—	—	12	—	65	—	—	—	—	65
Payment of officer obligation	—	—	—	—	—	—	36	—	—	36
Deferred stock compensation expense associated with stock options	—	—	—	—	213	—	—	(213)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	1,401	—	1,401
Compensation expense associated with options issued to nonemployees	—	—	—	—	783	—	—	—	—	783
Compensation expense associated with the modification of stock option awards	—	—	—	—	109	—	—	—	—	109
Unrealized loss on marketable securities	—	—	—	—	—	(80)	—	—	—	(80)
Net loss	—	—	—	—	—	—	—	—	(21,662)	(21,662)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(21,742)
Balances at December 31, 2005	—	$ —	30,465	$ 3	$ 236,190	$ (239)	$ —	$ (2,193)	$ (73,606)	$ 160,155

The accompanying notes are an integral part of these consolidated financial statements

Momenta Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(In Thousands)
Cash Flows from Operating activities:
Net loss	$(21,662)	$(14,075)	$(7,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	967	526	252
Stock compensation expense	2,293	2,020	856
Deferred rent	116	—	—
Noncash interest expense	10	11	9
Loss on disposal of assets	62	—	—
Amortization of premium on investments	1,050	1,015	—
Changes in operating assets and liabilities:
Accounts receivable	2,238	(2,238)	—
Unbilled collaboration revenue	(1,546)	(783)	(2,018)
Prepaid expenses and other current assets	(1,442)	(1,194)	(238)
Restricted cash	(293)	(1,485)	—
Other assets	—	74	29
Accounts payable	(409)	2,685	516
Accrued expenses	1,744	1,040	(33)
Deferred revenue	(147)	(147)	564
Net cash used in operating activities	(17,019)	(12,551)	(8,008)
Cash Flows from Investing activities:
Purchases of marketable securities	(151,554)	(64,921)	(8.002)
Proceeds from maturities of marketable securities	62,003	29,804	—
Purchase of property and equipment	(3,726)	(2,132)	(502)
Net cash used in investing activities	(93,277)	(37,249)	(8,504)
Cash Flows from Financing activities:
Proceeds from public offering of common, stock, net of issuance costs	122,327	35,297	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	20,389	18,900
Proceeds from line of credit	1,551	1,448	1,002
Proceeds from sale leaseback	1,242	—	—
Payments on line of credit	(896)	(331)	(289)
Repayment of officer obligation	36	35	36
Proceeds from issuance of common stock under stock plans	248	27	5
Net cash provided by financing activities	124,508	56,865	19,654
Increase in cash and cash equivalents	14,212	7,065	3,142
Cash and cash equivalents, beginning of period	11,678	4,613	1,471
Cash and cash equivalents, end of period	$25,890	$11,678	$4,613
Supplemental Cash Flow Information:
Cash paid for interest	$163	$28	$34
Non Cash Transactions:
Acquisition of assets under capital lease	$398	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Momenta Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2005

1. The Company

Business

Momenta Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware on May 17, 2001. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company specializing in the detailed structural analysis and design of complex sugars for the development of technology-enabled generic versions of complex drug products, improved versions of existing drugs, and the discovery of novel drugs and new biological processes.

2. Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary, Momenta Pharmaceuticals Securities Corporation. All inter-company transactions have been eliminated.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents and other accrued expenses, approximate their fair values due to their short maturities. The carrying amount of the Company’s line of credit obligations approximates their fair values due to their variable interest rates.

Accounts Receivable

Accounts receivable represents an amount owed from one collaborative partner at December 31, 2004. The Company has not recorded any bad debt write-offs and it monitors its receivables closely to help ensure timely payment.

Property and Equipment

Property and equipment is stated at cost. Costs of major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets are charged to expense. On disposal, the related cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leased assets meeting certain capital lease criteria are capitalized and the present value of the related lease payments is recorded as a liability. Assets under capital lease arrangements are depreciated using straight-line method over their estimated useful lives. Leasehold improvements are amortized over the estimated useful lives of the assets or related lease terms, whichever is shorter.

Long-Lived Assets

The Company evaluates the recoverability of its property and equipment when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of Statement of Financial Account Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 further refines the requirements of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the undiscounted future cash flows of such assets or businesses. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. No impairment charges have been required to be recognized through December 31, 2005.

Revenue Recognition

Revenues associated with the Company’s collaboration with Sandoz (see Note 3) include an initial payment, reimbursement of development services and expenses, and potential future milestones and royalties. The initial payment represented reimbursement of specific development costs incurred prior to the date of the collaboration. Amounts earned under the collaboration agreement are not refundable if the research or development is unsuccessful. To date, the Company has not earned any milestones or royalties.

The Company uses revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are recorded as deferred revenue in the balance sheet and amortized into collaboration revenue in the statement of operations over the term of the performance obligation. Revenues from research and development services and expenses are recognized in the period the services are performed and the reimbursable costs are incurred.

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

Pro forma information regarding net loss is required by SFAS 123 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company’s stock options used to compute pro forma net loss is the estimated value at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for each of the three years in the period ended December 31, 2005:

	2005	2004	2003
Risk-free interest rate	4.0%	3.7%	3.5%
Expected volatility	80%	80%	80%
Expected lives	6.25 years	7 years	7 years
Expected dividend	—	—	—

The per-share, weighted-average grant date fair value of options granted during the years ended December 31, 2005, 2004 and 2003 were $10.33, $4.35 and $3.53, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the vesting period of the options. Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss for fiscal 2005, 2004 and 2003 would have been as follows:

	2005	2004	2003
	(in thousands, except per share data)
Net loss attributable to common stockholders as reported	$(21,662)	$(36,316)	$(9,843)
Add: Stock-based employee compensation expense included in reported net loss	1,510	1,799	280
Deduct: Stock-based employee compensation expense determined under fair value based method	(3,119)	(1,148)	(280)
SFAS 123 Pro forma net loss	$(23,271)	$(35,665)	$(9,843)
Basic and diluted net loss per share
As reported	$(0.79)	$(2.56)	$(5.02)
SFAS 123 Pro forma	$(0.85)	$(2.52)	$(5.02)

Redeemable Convertible Preferred Stock

In connection with the closing of the Company’s initial public offering in the second quarter of 2004, all shares of redeemable convertible preferred stock were converted to common stock. Prior to our initial public offering, the carrying value of redeemable convertible preferred stock was increased by periodic accretions so that the carrying amount would equal the redemption value at the redemption date. These accretions were effected through charges against accumulated deficit. The holders of redeemable convertible preferred stock were entitled to dividends at 10% per annum through their redemption date, payable only upon redemption.

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

Comprehensive Loss

The Company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes rules for the reporting and display of comprehensive loss and its components. Accumulated other comprehensive loss as of December 31, 2005 and 2004 consists entirely of unrealized losses on available-for-sale securities.

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS No. 128). Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and upon the exercise of warrants. The Company has excluded the impact of all convertible preferred stock, stock options and shares of common stock subject to repurchase from the calculation of historical diluted net loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of historical diluted net loss per share was 1,783,611, 1,334,575 and  14,332,014 for the years ended December 31, 2005, 2004 and 2003, respectively.

Segment Reporting

The Company has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which requires companies to report selected information about operating segments, as well as enterprisewide disclosures about products, services, geographical areas, and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products. All of our revenues through December 31, 2005 have come from one collaborative partner.

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005, irrespective of the entity’s fiscal year. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company adopted Statement 123(R) on January 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods: “modified prospective method” in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date or a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has adopted the “modified prospective method” when applying Statement 123(R).

As permitted by Statement 123, the Company has accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R) fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. Had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss per share earlier in this footnote. The Company currently expects stock option compensation expense for 2006 to be in a range of $5 million to $6 million dependent upon assumptions used in estimating the fair value, market price and levels of share-based payments granted in 2006. Any changes from current assumptions could result in significant variation from the Company’s current estimate.

3. Collaboration and License Agreements

Sandoz

In November 2003, the Company entered into a collaboration and license agreement with Sandoz to jointly develop and commercialize M-Enoxaparin, a generic version of Lovenox, a low molecular weight heparin. Under the terms of this agreement, the Company and Sandoz agreed to exclusively work with each other to develop and commercialize M-Enoxaparin for medical indications within the United States.

Under this collaboration, Sandoz makes certain payments to the Company. As mutually agreed, The Company provides, and Sandoz pays the Company for full-time equivalent scientific, technical and/or management work. Sandoz is also responsible for funding substantially all of the other ongoing development and commercialization costs and legal expenses incurred with respect to injectable enoxaparin, subject to termination rights upon reaching agreed upon limits. In addition, Sandoz will, in the event there are no third party competitors marketing a Lovenox-Equivalent Product, as defined in the agreement, share profits with the Company. Alternatively, in certain circumstances, if there are third party competitors marketing a Lovenox-Equivalent Product, Sandoz will pay royalties to the Company on net sales of injectable enoxaparin. If certain milestones are achieved with respect to injectable enoxaparin under certain circumstances, Sandoz may also make certain milestone payments to the Company, which would reach $55.0 million if all such milestones are achieved. A portion of  the development expenses and certain legal expenses which in the aggregate have exceeded a specified amount will be offset against the profit-sharing amounts, the royalties and the milestone payments. Sandoz may also offset a portion of any product liability costs and certain other expenses arising from patent litigation against any profit-sharing amounts, royalties and milestone payments.

The Company is in discussions with Sandoz regarding an exclusive license to develop and commercialize injectable enoxaparin outside of the United States. Sandoz may exercise a right of first negotiation to work with the Company on the research, development, manufacturing or commercialization inside and/or outside the United States, of a generic version of Fragmin and/or enoxaparin administered by any route of delivery other than injection or certain improved forms of enoxaparin.

Massachusetts Institute of Technology

The Company has two patent license agreements with the Massachusetts Institute of Technology (“M.I.T.”), that grant the Company various exclusive and nonexclusive worldwide licenses, with the right to grant sublicenses, under certain patents and patent applications relating to methods and technologies for analyzing and characterizing sugars and certain heparins, heparinases and other enzymes and synthesis methods. Subject to typical retained rights of M.I.T. and the United States government, the Company was granted exclusive rights under certain of these patents and applications in certain fields.

In exchange for these rights, the Company paid M.I.T. a license issue fee, and pays annual license maintenance fees. The Company, upon commercialization, is also required to pay M.I.T. royalties on products and services covered by the licenses and sold by the Company or its affiliates or sublicensees, a percentage of certain other income received by the Company from corporate partners and sublicensees, and certain patent prosecution and maintenance costs. M.I.T. and certain contributing individuals were also issued shares of the Company’s common stock. The Company recorded $82,500, $117,500 and $57,500 as research and development expense related to M.I.T. license and maintenance fees in the years ended December 31, 2005, 2004 and 2003 respectively.

The Company must meet certain diligence requirements in order to maintain its licenses under the two agreements. Under the agreements, the Company must expend at least $1.0 to $1.2 million per year commencing in 2005 towards the research, development and commercialization of products and processes covered by the agreements. In addition, the Company is obligated to make first commercial sales and meet certain minimum sales thresholds of products or processes including, under the amended and restated

agreement, a first commercial sale of a product or process no later than June 2013 and minimal sales of products thereafter, ranging from $0.5 million to $5.0 million annually.  If the Company fails to meet its diligence obligations, M.I.T. may, as its sole remedy, convert the exclusive licenses granted to the Company under the amended and restated license agreement to non-exclusive licenses. Under the license agreement covering sequencing machines, M.I.T. has the right to treat the Company’s failure to fulfill its diligence obligations as a material breach of the license agreement.

If, due to the Company’s failure to meet diligence obligations, M.I.T. converts certain of the Company’s exclusive licenses to non-exclusive, or if M.I.T. terminates one of the agreements, M.I.T. will honor the exclusive nature of the sublicense the Company granted to Sandoz so long as Sandoz both continues to fulfill its obligations to the Company under the collaboration and license agreement and agrees to assume the Company’s rights and obligations to M.I.T.

The Regents of the University of California through the Ernest Orlando Lawrence Berkeley National Laboratory

In November 2002, the Company entered into an agreement with The Regents of the University of California through the Ernest Orlando Lawrence Berkeley National Laboratory (“Lawrence Berkeley National Lab”) under which the Company licensed certain patents and applications covering the metabolic synthesis of sugars and glycoconjugates and were granted an exclusive license, with the right to grant sublicenses, for the synthesis, production or modification of sugars and glycoconjugates in or on biological molecules for purposes of researching, developing and commercializing products, services and processes for all human therapeutic applications, excluding the sale of research reagents. This agreement was subsequently amended as the Company elected to retain the license under the broad field.

In connection with this Agreement, the Company paid certain license fees and minimum royalties and recorded $130,000, $10,000, and $30,000 as research and development expense in the years ended December 31, 2005, 2004 and 2003 respectively. License fees include $100,000 expensed and paid to Lawrence Berkeley National Lab in 2005 for the election to retain the broader field and $20,000 expensed and paid in 2003. We are also required to pay Lawrence Berkeley National Lab earned royalties on products, services and processes covered by the license and sold by us or our affiliates or sublicensees, a percentage of certain other income received by us from our sublicensees, and patent prosecution and maintenance costs. To the extent that earned royalties in any given year do not meet certain threshold amounts, we are required to make annual minimum royalty payments to Lawrence Berkeley National Lab, ranging from $30,000 to $60,000, in order to maintain the license. The research and development expenses include $30,000, $10,000 and $10,000 in annual minimum royalties that the Company paid and recorded as expense during the years ended December 31, 2005, 2004 and 2003, respectively.

In order for the Company to retain its license, the Company must expend at least $1.0 million per year towards the research, development and commercialization of products covered by the agreement. If the Company fails to do so, Lawrence Berkeley National Lab may renegotiate the milestones, terminate the agreement or convert the exclusive license to a non-exclusive license. In order to maintain the broad field, the Company is required to and did expend an additional amount during 2005 towards the research, development and commercialization of products and processes covered by the license.

Siegfried (U.S.A.), Inc. and Siegfried Ltd.

In 2003, the Company entered into a process development and production agreement, as amended in 2004 and 2005, with Siegfried (U.S.A), Inc. and Siegfried Ltd. (“Siegfried”) under which the Company provided to Siegfried its existing laboratory-scale processes and analytical methods for the production of enoxaparin. The Company recorded $3.0 million, $0.8 million and $0.1 million as research and development expense for services from Siegfried during the years ended December 31, 2005, 2004 and 2003, respectively.

4. Financial Instruments

The following is a summary of cash, cash equivalents, and marketable securities as of December 31, 2005, 2004 and 2003 (in  thousands):

December 31, 2005	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$14,412	—	$0	$14,412
Corporate debt securities due in one year or less	142,081	5	(244)	141,842
Total	$156,493	5	$(244)	$156,254
Reported as:
Cash and cash equivalents	$25,891	—	$(1)	$25,890
Marketable securities	130,602	5	(243)	130,364
Total	$156,493	5	$(244)	$156,254

December 31, 2004	Cost	Gross Unrealized Losses	Fair Value
Cash and money market funds	$8,681	$—	$8,681
Corporate debt securities
Due in one year or less	37,144	(98)	37,046
Due in one to two years	7,955	(61)	7,894
Total corporate debt securities	45,099	(159)	44,940
	$53,780	$(159)	$53,621
Reported as:
Cash and cash equivalents	$11,678	$—	$11,678
Marketable securities	42,102	(159)	41,943
	$53,780	$(159)	$53,621

The aggregate fair value of corporate debt securities in an unrealized loss position for less than one year was approximately $118.7 million and $41.0 million at December 31, 2005 and 2004, respectively. The aggregate fair value of corporate debt securities in an unrealized loss position for one year or greater was approximately $7.8 million and $0 at December 31, 2005 or 2004, respectively. The Company reviews its investments for other than temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying value is not recoverable within a reasonable period of time. Investments in an unrealized loss position were caused by fluctuations in interest rates. The Company reviewed its investments with unrealized losses and has concluded that no other-than-temporary impairment existed at December 31, 2005 and 2004 as the Company has the ability and intent to hold these investments to maturity. The Company had no realized gains or losses during the years ended December 31, 2005, 2004 or 2003.

5. Property and Equipment

At December 31, 2005 and 2004, property and equipment, net consists of the following (in thousands):

	2005	2004	Depreciable Lives
Computer equipment	$498	$307	3 years
Software	270	156	3 years
Office furniture and equipment	496	314	5 to 6 years
Laboratory equipment	3,915	2,336	7 years
Leasehold improvements	401	473	Shorter of asset life or lease term
Equipment purchased under capital lease obligations	1,656	—	3 to 7 years
Less: accumulated depreciation	(1,319)	(863)
	$5,917	$2,723

Depreciation and amortization expense, including amortization of assets recorded under capital leases, amounted to $967,000, $526,000, and $252,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

6. Restricted Cash

In September 2004, $1.5 million of the Company’s cash was designated as collateral for a letter of credit related to the lease of office and laboratory space. This balance will remain restricted during the 80-month lease term and the Company will continue to earn interest on the balance. In December 2005, this balance was increased to $1.8 million due to an increase in leased space.

7. Accrued Expenses

At December 31, 2005 and 2004, accrued expenses consisted of the following (in thousands):

	2005	2004
Accrued compensation	$1,552	$629
Accrued contracted research costs	911	460
Accrued professional fees	629	343
Other	263	179
	$3,355	$1,611

8. Preferred Stock

Series C Redeemable Convertible Preferred Stock

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

On June 25, 2004, the Company completed an initial public offering of its common stock. In connection with the closing of its initial public offering, each share of the Company’s redeemable convertible preferred stock was converted into that number of shares of common stock that resulted from dividing $1.00, $1.7067, $2.87, $2.95 and $7.8463 for the Series A Preferred, the Series A Prime Preferred, the Series A Double Prime Preferred, the Series B Preferred and the Series C Preferred, respectively, by the then-applicable conversion price for each series of preferred stock in effect at the time of conversion which was $0.78, $1.33, $2.24, $2.31 and $6.13 for the Series A Preferred, the Series A Prime Preferred, the Series A Double Prime, the Series B Preferred and the Series C Preferred, respectively. In the aggregate, 15,014,415 shares of common stock were issued in connection with such conversion.

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

9. Warrants

In 2002, in connection with a bank line of credit agreement, the Company granted a warrant to purchase 12,500 shares of Series A Double Prime Redeemable Convertible Preferred Stock at an exercise price of $2.87 per share. The fair value of the warrant was estimated to be $29,875, which was recorded as additional paid-in capital and as prepaid interest at December 31, 2002. This prepaid interest amount was amortized as interest expense over the 36-month term of the line of credit. On November 30, 2004, the warrant was exercised and the Company issued 11,569 shares of common stock in connection with a cashless exercise.

10. Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

Shares of common stock reserved for future issuance at December 31, 2005 are as follows (in thousands):

Shares available for grant under stock option plans	2,794
Shares available for exercise of stock options	1,969
Shares available for grant under employee stock purchase plan	513
Total	5,276

In June 2004, the Company successfully completed an initial public offering of its common stock. The initial public offering consisted of the sale of 5,350,000 shares of common stock at a price of $6.50 per share. As part of the offering, the Company granted to the underwriters an option to purchase an additional 802,500 shares within 30 days of the initial public offering to cover over-allotments. This option was exercised in full in connection with the closing of the initial public offering. Net proceeds from the initial public offering after deducting underwriters’ discounts and expenses were $35.3 million.

In July 2005, the Company raised $122.3 million in a follow-on public offering, net of expenses, from the sale and issuance of 4,827,300 shares of common stock. The price to the public was $27.02 per share.

Share Restriction Agreements

On June 13, 2001, the Company entered into Restricted Stock Purchase Agreements with certain employees and non-employees to purchase an aggregate of 2,680,003 shares of common stock. Each Restricted Stock Purchase Agreement provides for the repurchase of common stock held by these individuals and entities by the Company at a rate of $0.0001 per share, the original purchase price, adjustable for certain dilutive events, until the shares vest. The repurchase provisions lapsed over a 45-month period ended June 2005.

During 2002, the Company entered into Restricted Stock Purchase Agreements with two officers and a non-employee to purchase an aggregate of 1,101,870 shares of common stock. Pursuant to one of the Restricted Stock Purchase Agreements, 980,859 shares of common stock were sold to an officer for $106,662. The purchase price was payable ratably over approximately three years and is included in stockholders’ equity as Due from Officer. During the first quarter of 2005 the final payment was made. At December 31, 2005, each Restricted Stock Purchase Agreement provides for the repurchase of common stock by the Company at a price equal to the original price paid, adjustable for certain dilutive events, until the shares vest. The repurchase provisions generally lapse over a three-to four-year period provided that each recipient subject to such agreements continues service with the Company. At December 31, 2005 and 2004, respectively, there were 64,967 and 667,733 shares of unvested restricted common stock outstanding under these agreements.

11. Stock Option Plans

The Company’s 2002 Stock Incentive Plan, as amended, provides for the granting of stock options and restricted stock to employees, officers, directors, consultants and advisors to purchase the Company’s Common Stock. As of December 31, 2005, the Company was authorized to issue options to purchase 1,316,687 shares of Common Stock under the 2002 Stock Incentive Plan. Options granted under the 2002 Stock Incentive Plan may be Incentive Stock Options or Nonstatutory Stock Options under the applicable provisions of the Internal Revenue Code. Since the effective date of the 2004 Stock Incentive Plan described below, the Company no longer grants options under the 2002 Stock Incentive Plan. Any authorized and ungranted shares, and unvested shares granted that are returned to the Company as a result of terminations will subsequently lapse.

Pursuant to the terms of the Company’s 2004 Stock Incentive Plan, as amended, (the “Incentive Plan”), the Company is authorized to issue up to 3,948,785 shares of common stock with annual increases (to be added on the first day of the Company’s fiscal years during the period beginning in fiscal year 2005 and ending on the second day of fiscal year 2013) equal to the lowest of (i) 1,974,393 shares, (ii) 5% of the then outstanding number of common shares or (iii) such other amount as the Board of Directors may authorize. The Company’s Board of Directors elected not to increase the number of authorized shares related to the Incentive Plan for 2006.

Incentive Stock Options are granted only to employees of the Company. Incentive Stock Options granted to employees who own more than 10% of the total combined voting power of all classes of stock will be granted at no less than 110% of the fair market value of the Company’s common stock on the date of grant. Non-statutory Stock Options may be granted to employees, officers, directors, consultants and advisors. Incentive Stock Options generally vest ratably over four years. Non-statutory Stock Options granted have varying vesting schedules. The options generally expire ten years after the date of grant.

The following table summarizes all stock option plan activity (in thousands, except per share data):

	Options Outstanding	Exercise Price Per Share	Weighted-Average Exercise Price
Balance at December 31, 2002	433	$0.08—0.23	$0.22
Options granted	621	0.23—0.60	0.34
Options exercised	(23)	0.08—0.23	0.22
Balance at December 31, 2003	1,031	$0.08—0.60	$0.29
Options granted	392	0.60—8.65	5.62
Options exercised	(67)	0.23—4.91	0.41
Options cancelled	(21)	0.23—4.91	0.49
Balance at December 31, 2004	1,335	$0.08—8.65	$1.85
Options granted	969	4.91-28.44	13.28
Options exercised	(217)	0.08-8.09	0.84
Options cancelled	(118)	0.23-8.65	1.02
Balance at December 31, 2005	1,969	$0.08-28.44	$7.63

The following table summarizes information about options outstanding at December 31, 2005 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In years)	Number of Shares	Weighted Average Exercise Price
$0.08—0.231	529	$0.23	7.15	317	$0.23
0.60—7.50	500	3.85	8.34	174	2.78
7.73—10.44	630	9.52	9.13	55	8.14
11.35—28.44	310	22.58	9.26	3	27.18
	1,969	$7.63	8.42	549	$2.00

During 2005, 2004 and 2003, the Company granted 59,800, 204,285, and 621,155 options, respectively, to employees at exercise prices that were deemed to be below the fair value of the Company’s common stock. The weighted average exercise price of these options was $4.91, $3.39 and $0.34 for 2005, 2004 and 2003, respectively.

Stock-Based Compensation

The Company amortizes the deferred stock-based compensation of employee options and restricted stock to compensation expense based on the straight-line method over the vesting periods of the applicable stock options and restricted stock, generally four years. Compensation expense of $1.5 million, $1.4 million and $0.7 million was recognized for employee options and restricted stock, net of forfeitures during the years ending December 31, 2005, 2004 and 2003, respectively.

As discussed in Note 2, the Company applies APB 25 and related interpretations in accounting for stock options granted under its stock option plans. In December 2005, in an effort to avoid adverse personal income tax consequences under Section 409A of the Internal Revenue Code, the Company amended certain outstanding options to purchase 73,600 shares of common stock with an exercise price of $0.99 per share (the “Original Options”) held by two officers of the Company. As amended, the portion of the Original Options vested as of December 31, 2004, or 13,800 shares, continue to have an exercise price of $0.99. The remaining portion of the Original Options were cancelled and replacement options for the purchase of 59,800 shares were granted to the officers at an increased exercise price equal to $4.91 (the “Replacement Options”). The Company recorded $0.4 million in deferred compensation during the year ending December 31, 2005 related to these replacement options. The Company recorded $1.7 million and $2.0 million during the years ending December 31, 2004 and 2003, respectively, in deferred compensation for employee stock options granted at exercise prices deemed to be below the fair value of common stock.

During 2004, the Company recorded non-cash compensation expense of $0.4 million related to the accelerated vesting of stock options for an officer in connection with a termination agreement.

Common Stock Options to Consultants

As of December 31, 2005, the Company had granted options to purchase 136,600 shares of common stock to consultants, 35,800 of which were granted to two individuals who are also members of the Board of Directors, 25,598 of which were exercised, none of which were subject to repurchase, and 45,245 of which were unvested. These options were granted in exchange for consulting services to be rendered and vest over periods of up to four years. The Company recorded charges to operations for stock options granted to consultants using the graded-vesting method of $783,000, $221,000, and $184,000 during the years ending December 31, 2005, 2004 and 2003, respectively.

The unvested shares held by consultants have been and will be revalued using the Company’s estimate of fair value at each balance sheet date pursuant to EITF 96-18.

12. Income Taxes

A reconciliation of federal statutory income tax provision to the Company’s actual provision for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Benefit at federal statutory tax rate	$(7,365)	$(4,785)	$(2,701)
Unbenefited operating losses	6,884	4,060	2,382
Other	481	725	319
Income tax provision (benefit)	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Federal and state net operating losses	$17,608	$9,267
Research credits	1,937	858
Deferred compensation	27	52
Deferred revenue	109	168
Accrued expenses	77	100
Total deferred tax assets	19,758	10,445
Deferred tax liabilities:
Depreciation	(196)	(128)
Total deferred tax liabilities	(196)	(128)
Valuation allowance	(19,562)	(10,317)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $9.2 million and $4.9 million for the years ended December 31, 2005 and 2004, respectively as a result of the reserve for the tax benefit on the current period loss.

As of December 31, 2005, the Company had net operating loss carryforwards of $43.7 million to offset future federal and state taxable income. The Company also has federal and state research and development tax credits of approximately $1.3 million and $0.9 million, respectively, as of December 31, 2005. The net operating loss carryforwards and federal research credits expire at various times through 2025.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by Internal Revenue Code (IRC) Sections 382 and 383 and similar state provisions. Such an annual limitation could result in the expiration of net operating losses and/or tax credits before utilization. As of December 31, 2005, the Company has a portion of deferred tax assets that pertain to net operating loss carryforwards resulting from the exercise of employee stock options. If recognized, the tax benefit of these losses will be accounted for as a credit to stockholders’ equity.

13. Line of Credit

In December 2002, the Company entered into an equipment line of credit with Silicon Valley Bank (the “Bank”), which provided for the Company to draw up to $1.2 million through March 31, 2003. Borrowings under the line bear interest at a rate between 5.0% and prime plus 0.25% and are payable over a 36-month period from the cash drawn date. The line of credit includes a provision that any material adverse change in the Company or its business may be considered an event of default. There have been no events of default. In December 2004, the Company entered into a Loan Modification Agreement (the “Loan Modification Agreement”) with the Bank to amend selected terms and conditions of the Security Agreement of December 2002 by and between the Company and the Bank (the “Original Credit Facility”). Under the Loan Modification Agreement, the Company and the Bank agreed to amend the Original Credit Facility to, among other things, conform certain provisions of the Original Credit Facility to the Loan Agreement (see below), including the grant of security interest. The Company’s ability to draw down any amounts under the Original Credit Facility expired on May 30, 2003, which term was not extended under the Loan Modification Agreement. As of December 31, 2005, the Company had approximately $35,000 in borrowings outstanding under the Original Credit Facility, as amended by the Loan Modification Agreement.

In December 2004, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with the Bank. Under the terms of the Loan Agreement, the Company may borrow up to an aggregate of $3.0 million through September 30, 2005 solely for reimbursement of purchases of Eligible Equipment, as defined under the Loan Agreement. As of December 31, 2005, the Company had drawn $3.0 million against the Loan Agreement. The Company was not obligated to draw down any amounts under the Loan Agreement and any borrowings bear interest at the per annum rate of the U.S. Treasury note yield to maturity for a term equal to forty-two months plus 5%, which rate was fixed on the funding date for each advance under the Loan Agreement. Advances under the Loan Agreement are to be repaid over a forty-two month period commencing on the applicable funding date. To secure the payment and performance in full of the Company’s obligations under the Loan Agreement, the Company granted to the Bank a continuing security interest in the Collateral, as such term is defined under the Loan Agreement and which essentially includes all Eligible Equipment and records relating thereto. As of December 31, 2005, the Company had approximately $2.4 million in borrowings outstanding under the Loan Agreement.

14. Commitments and Contingencies

In December 2005, the Company entered into a Master Lease Agreement (the “Agreement”) with General Electric Capital Corporation (“GECC”). Under the Agreement, the Company may lease office, laboratory, computer and other equipment from GECC in the aggregate total amount of up to $3.0 million by executing specified equipment schedules with GECC on or prior to December 31, 2006. Each equipment schedule will specify the lease term with respect to the underlying leased equipment. As of December 31, 2005, the Company had drawn $1.7 million against the Agreement. Borrowings under the agreement are payable over a 54 month period at an effective annual interest rate of 7.51%. In accordance with the Agreement, should the effective corporate income tax rate for calendar-year taxpayers increase above 35%, GECC will have the right to increase rent payments by requiring payment of a single additional sum, calculated in accordance with the Agreement. The Agreement also provides the Company an early purchase option after 48 months at a predetermined fair market value, which the Company intends to exercise. Under the Agreement, if any material adverse change in the Company or its business occurs, the total unpaid principal would become immediately due and payable.  There have been no events of default.

The Company leases office space and equipment under various operating lease agreements. Rent expense for office space under operating leases amounted to $2,664,000, $869,000, and $329,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

In September 2004, the Company entered into a sublease agreement with Vertex Pharmaceuticals, as sublandlord, to sublease 20,000 square feet for an initial period of approximately six months, and 45,000 square feet of office and laboratory space, thereafter. The term of the sublease is 80 months commencing on September 15, 2004. The Company has an option to extend the sublease for one additional term of 48 months expiring on April 30, 2015, or on such other earlier date as provided in accordance with the sublease agreement. In November 2005, the Company amended its sublease agreement to lease an additional 33,454 square feet in its current premises, through April 2011.

Future minimum capital and total operating lease commitments as of December 31, 2005 are as follows (in thousands):

	Operating Lease	Capital Lease
2006	$3,170	$400
2007	3,562	408
2008	3,556	408
2009	3,556	762
2010	3,556	—
2011 and beyond	1,185	—
Total future minimum lease payments	$18,585	1,978
Less—Amounts representing interest		(319)
Capital lease obligation at December 31, 2005		1,659
Less—Current maturities		(284)
Capital lease obligation, net of current maturities		$1,375

In connection with license arrangements with the research universities discussed in Note 3, the Company has certain annual fixed obligations to pay these institutions fees for the technology licensed. At December 31, 2005, financial obligations under these agreements for each year in the next five years range from $0.1 million to $0.2 million. After 2010, the annual obligations, which extend indefinitely are approximately $0.2 million per year. The Company may terminate the agreements at any time without obligation for future payments. Annual payments may be applied towards royalties payable to the licensors for that year for product sales, sublicensing of the patent rights or joint development revenue.

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

15. 401(k) Plan and Employee Stock Purchase Plan

The Company has a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company has discretion to make contributions to the plan. In March 2005, the Company’s Board of Directors approved a match of 50% of the first 6% contributed by employees, effective for the 2004 plan year, and thereafter. The Company recorded  $0.2 million  of such match expense in the year ended December 31, 2005. The amount contributed in 2004 by the Company was immaterial.

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective on June 25, 2004, the effective date of our initial public offering. The Purchase Plan allows employees to purchase stock at a price equal to 85% of the lower of the closing price of the Company’s common stock on the first day or the last day (January 31, 2005) for the first plan period. Subsequent periods will be for the 12 months ended January 31. In February 2006, the Purchase Plan was amended to provide for two 6-month plan periods, the first plan period from February 1 through July 31 and the second from August 1 through January 31.

16. Related Party Transactions

The Company purchased $1.5 million and  $0.4 million of heparin in 2005 and 2004, respectively, from Sandoz GmbH, which in turn was reimbursed under the Company’s collaboration agreement with Sandoz N.V. and Sandoz, Inc.

Parivid, LLC, a company that provides data integration and analysis services to the Company, is considered to be a related party as a Co-Founder and member of the Company’s Board of Directors is the brother of the chief technical officer of Parivid. The Company recorded $0.7 million and $1.0 million as research and development expense related to work performed by Parivid in the years ended December 31, 2005 and 2004, respectively. The Company had no Parivid expenses in 2003. At December 31, 2005, the Company had no outstanding payables with Parivid.

17. Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
2005
Collaborative revenues	$3,773	$3,364	$2,957	$4,385
Net loss	(3,770)	(4,580)	(6,001)	(7,311)
Basic and diluted net loss per common share attributable to common stockholders	$(0.15)	$(0.18)	$(0.21)	$(0.24)
Shares used in computing basic and diluted net loss per share attributable to common stockholders	24,866	25,116	28,736	30,341
2004
Collaborative revenues	$1,037	$2,115	$1,843	$2,837
Net loss	(2,582)	(2,890)	(4,270)	(4,333)
Net loss attributable to common stockholders	(23,788)	(3,924)	(4,270)	(4,333)
Basic and diluted net loss per common share attributable to common stockholders	$(9.04)	$(0.79)	$(0.18)	$(0.18)
Shares used in computing basic and diluted net loss per share attributable to common stockholders	2,631	4,985	24,309	24,559

Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.

Diluted and basic net loss per common share are identical since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.                CONTROLS AND PROCEDURES.

1. Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.

2. Internal Controls Over Financial Reporting

(a)   Management’s Annual Report on Internal Control Over Financial Reporting

The management of Momenta is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•       Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Momenta’s Chief Executive Officer and Chief Financial Officer, along with certain members of Momenta’s management, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

Based on our assessment, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued its report on our assessment and effectiveness of the Company’s internal control over financial reporting. This report appears below.

(b)   Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Momenta Pharmaceuticals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Momenta Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Momenta Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Momenta Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Momenta Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Momenta Pharmaceuticals, Inc. as of December 31, 2005 and 2004, and the related consolidated statements  of operations, redeemable convertible preferred stock, stockholders’ equity (deficit) and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2005 of Momenta Pharmaceuticals, Inc. and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 13, 2006

(c)   Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended as of December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               OTHER INFORMATION

Not applicable.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to our directors, nominees for election as directors and executive officers under the headings “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

Item 11.                 EXECUTIVE COMPENSATION

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information specified in Item 402(k) and (l) of Regulation S-K and set forth in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is not incorporated by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The discussion under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The discussion under the heading “Independent Auditors Fees and Other Matters” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are included as part of this Annual Report on Form 10-K.

1.   Financial Statements:

Page number in this report
Report of Independent Registered Public Accounting Firm	59
Consolidated Balance Sheets at December 31, 2005 and 2004	60
Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003	61
Consolidated Statements of Redeemable Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Comprehensive Loss for the years ended December 31, 2005, 2004 and 2003	62
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003	64
Notes to Consolidated Financial Statements	65

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

MOMENTA PHARMACEUTICALS, INC.
Date: March 16, 2006	By:	/s/ ALAN L. CRANE
Alan L. Crane Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALAN L. CRANE	President and Chief Executive Officer;	March 16, 2006
Alan L. Crane	Director (Principal Executive Officer)
/s/ RICHARD P. SHEA	Vice President and Chief Financial Officer	March 16, 2006
Richard P. Shea	(Principal Financial and Accounting Officer)
/s/ PETER BARRETT	Chairman and Director	March 16, 2006
Peter Barrett
/s/ JOHN K. CLARKE	Director	March 16, 2006
John K. Clarke
/s/ MARSHA H. FANUCCI	Director	March 16, 2006
Marsha H. Fanucci
/s/ PETER BARTON HUTT	Director	March 16, 2006
Peter Barton Hutt
/s/ ROBERT S. LANGER, Jr.	Director	March 16, 2006
Robert S. Langer, Jr.
/s/ STEPHEN T. REEDERS	Director	March 16, 2006
Stephen T. Reeders
/s/ RAM SASISEKHARAN	Director	March 16, 2006
Ram Sasisekharan
/s/ BENNETT M. SHAPIRO	Director	March 16, 2006
Bennett M. Shapiro
/s/ CHRISTOPH H. WESTPHAL	Director	March 16, 2006
Christoph H. Westphal

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
	Articles of Incorporation and By-Laws
3.1	Third Amended and Restated Certificate of Incorporation	S-1	3.3	3/11/2004	333-113522
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant	8-K	3.1	11/8/2005	000-50797
3.3	Amended and Restated By-Laws	S-1	3.2	3/11/2004	333-113522
	Instruments Defining the Rights of Security Holders
4.1	Specimen Certificate evidencing shares of common stock	S-1/A	4.1	6/15/2004	333-113522
4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of February 27, 2004, by and among the Purchasers listed therein, the Founders listed therein and the Registrant; Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement dated June 10, 2004, by and among the Registrant and the Investors set forth therein	S-1/A	4.3	6/15/2004	333-113522
4.3	Rights Agreement, dated as of November 7, 2005, between American Stock Transfer & Trust Company, as Rights Agent, and the Registrant	8-K	4.1	11/8/2005	000-50797
	Material Contracts—License Agreements
10.1†	Collaboration and License Agreement, dated November 1, 2003, by and among Biochemie West Indies, N.V., Geneva Pharmaceuticals, Inc. and the Registrant	S-1/A	10.4	5/11/2004	333-113522
10.2†

Amended and Restated Exclusive Patent License Agreement, dated November 1, 2002, by and between the Massachusetts Institute of Technology and the Registrant (the “November 1, 2002 M.I.T. License”); First Amendment to the November 1, 2002 M.I.T. License, dated November 15, 2002, by and between the Massachusetts Institute of Technology and the Registrant; Letter Agreement, dated September 12, 2003, between the Massachusetts Institute of Technology and the Registrant; Letter Agreement, dated October 22, 2003, between the Massachusetts Institute of Technology and the Registrant; Second Amendment to the November 1, 2002 M.I.T. License, dated November 19, 2003, by and between the Massachusetts Institute of Technology and the Registrant; Third Amendment to the November 1, 2002 M.I.T. License, dated April 2, 2004, by and between the Massachusetts Institute of Technology and the Registrant

		S-1/A	10.5	5/11/2004	333-113522

10.3†	Exclusive Patent License Agreement, dated October 31, 2002, by and between the Massachusetts Institute of Technology and the Registrant (the “October 31, 2002 M.I.T. License”); First Amendment to the October 31, 2002 M.I.T. License, dated November 15, 2002, by and between the Massachusetts Institute of Technology and the Registrant	S-1/A	10.6	5/11/2004	333-113522
10.4†	Fourth Amendment to the Amended and Restated Exclusive Patent License Agreement, dated November 1, 2002, by and between Massachusetts Institute of Technology and the Registrant	10-Q	10.3	8/16/2004	000-50797
10.5†	Second Amendment to the Exclusive Patent License Agreement, dated October 31, 2002, by and between the Massachusetts Institute of Technology and the Registrant	10-Q	10.4	8/16/2004	000-50797
10.6†	License Agreement for Installing Novel Functional Groups for Therapeutics, dated November 20 2002, by and between the Regents of the University of California through the Ernest Orlando Lawrence Berkeley National Laboratory and the Registrant	S-1/A	10.7	5/11/2004	333-113522
10.7†	Letter Agreement, dated November 16, 2004, between the Regents of the University of California through the Ernest Orlando Lawrence Berkley National Laboratory and the Registrant.	10-K	10.12	3/31/2005	000-50797
10.8†	Letter Agreement, dated February 8, 2005, between the Regents of the University of California through the Ernest Orlando Lawrence Berkley National Laboratory and the Registrant	10-K	10.13	3/31/2005	000-50797
	Material Contracts—Management Contracts and Compensation Plans
10.9#	Amended and Restated 2002 Stock Incentive Plan	S-1	10.1	3/11/2004	333-113522
*10.10#	2004 Stock Incentive Plan, as amended
10.11#	Form of Incentive Stock Option Agreement Granted Under 2004 Stock Incentive Plan	10-Q	10.1	8/16/2004	000-50797
10.12#	Form of Nonstatutory Stock Option Agreement Granted Under 2004 Stock Incentive Plan	10-Q	10.2	8/16/2004	000-50797
10.13#	2004 Employee Stock Purchase Plan	S-1/A	10.3	4/16/2004	333-113522
*10.14#	Executive Officer Compensation Summary
*10.15#	Non-Employee Director Compensation Summary
10.16#	Employment Agreement, dated March 15, 2002, by and between Alan L. Crane and the Registrant	S-1	10.9	3/11/2004	333-113522
10.17#	Amended No. 1 to Employment Agreement, effective as of June 7, 2005, by and between Alan L. Crane and the Registrant	10-Q	10.1	8/12/2005	000-50797

10.18#	Restricted Stock Purchase Agreement, dated June 13, 2001, by and between Alan L. Crane and the Registrant	S-1	10.10	3/11/2004	333-113522
10.19#	Restricted Stock Purchase Agreement, dated March 15, 2002, by and between Alan L. Crane and the Registrant	S-1	10.11	3/11/2004	333-113522
10.20#	First Amended and Restated Employment Agreement, dated April 10, 2002, by and between Ganesh Venkataraman and the Registrant	S-1	10.12	3/11/2004	333-113522
10.21#	Restricted Stock Purchase Agreement, dated June 13, 2001, by and between Ganesh Venkataraman and the Registrant	S-1	10.13	3/11/2004	333-113522
10.22#	Reallocation of Founder Shares Agreement, dated April 10, 2002, by and among Ganesh Venkataraman, Ram Sasisekharan, Robert S. Langer, Jr., Polaris Venture Partners III, L.P. and the Registrant	S-1	10.14	3/11/2004	333-113522
10.23#	Employment Agreement, dated April 10, 2002, by and between Susan Whoriskey and the Registrant	S-1	10.15	3/11/2004	333-113522
10.24#	Restricted Stock Purchase Agreement, dated April 10, 2002, by and between Susan Whoriskey and the Registrant	S-1	10.16	3/11/2004	333-113522
10.25#	Consulting Agreement, dated July 23, 2001, by and between Robert S. Langer, Jr. and the Registrant; Letter of Extension dated June 23, 2003	S-1	10.17	3/11/2004	333-113522
10.26#	Letter of Extension to Consulting Agreement, dated July 12, 2004, by and between Robert S. Langer, Jr. and the Registrant	10-Q	10.2	11/12/2004	000-50797
10.27#	Letter of Extension to Consulting Agreement, dated August 8, 2005, between Robert S. Langer, Jr. and the Registrant	8-K	10.1	8/12/2005	000-50797
10.28#	Restricted Stock Purchase Agreement, dated June 13, 2001, by and between Robert S. Langer, Jr. and the Registrant	S-1	10.18	3/11/2004	333-113522
10.29#	Consulting Agreement, dated August 16, 2001, by and between Ram Sasisekharan and the Registrant; Letter of Extension dated August 1, 2003	S-1	10.19	3/11/2004	333-113522
10.30#	Letter of Extension to Consulting Agreement, dated July 12, 2004, by and between Ram Sasisekharan and the Registrant	10-Q	10.1	11/12/2004	000-50797
10.31#	Letter of Extension to Consulting Agreement, effective as of November 8, 2005, between Ram Sasisekharan and the Registrant	8-K	10.1	11/10/2005	000-50797
10.32#	Restricted Stock Purchase Agreement, dated June 13, 2001, by and between Ram Sasisekharan and the Registrant	S-1	10.20	3/11/2004	333-113522

10.33#	Letter of Extension to Consulting Agreement, dated March 15, 2005, by and between Ram Sasisekharan and the Registrant	10-Q	10.1	5/13/2005	000-50797
10.34#	Consulting Agreement, dated September 18, 2002, by and between Peter Barton Hutt and the Registrant; Letter of Extension dated September 29, 2003	S-1	10.21	3/11/2004	333-113522
10.35#	Amendment to Letter of Extension, dated October 4, 2004, between Peter Barton Hutt and the Registrant	10-Q	10.3	11/12/2004	000-50797
10.36#	Letter of Extension to Consulting Agreement, dated September 18, 2002, dated September 22, 2005, between Peter Barton Hutt and the Registrant	10-Q	10.2	11/14/2005	000-50797
10.37#	Restricted Stock Purchase Agreement, dated June 13, 2001, by and between Peter Barton Hutt and the Registrant	S-1	10.22	3/11/2004	333-113522
10.38#	Industry Consulting Agreement, effective as of October 4, 2004, between Bennett M. Shapiro and the Registrant	10-Q	10.4	11/12/2004	000-50797
10.39#	Amendment (regarding Consulting Agreement, dated October 4, 2004), dated September 22, 2005, between Bennett M. Shapiro and the Registrant	10-Q	10.1	11/14/2005	000-50797
10.40#	Letter Agreement, dated November 15, 2004, between Joseph E. Tyler and the Registrant	10-K	10.47	3/31/2005	000-50797
	Material Contracts—Credit Agreements
10.41	Loan and Security Agreement, dated December 27, 2002, by and between Silicon Valley Bank and the Registrant	S-1	10.23	3/11/2004	333-113522
10.42	First Loan Modification Agreement, dated December 28, 2004, between Silicon Valley Bank and the Registrant	10-K	10.37	3/31/2005	000-50797
10.43	Loan and Security Agreement, dated December 28, 2004, between Silicon Valley Bank and the Registrant	10-K	10.38	3/31/2005	000-50797
*10.44	Master Lease Agreement, dated December 30, 2005, between General Electric Capital Corporation and the Registrant
	Material Contracts—Leases
10.45†	Sublease Agreement, dated September 14, 2004, by and between Vertex Pharmaceuticals Incorporated and the Registrant	10-Q	10.9	11/12/2004	000-50797
10.46	First Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004), dated September 7, 2005, between Vertex Pharmaceuticals Incorporated and the Registrant	10.Q	10.3	11/14/2005	000-50797

*10.47	Second Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of November 21, 2005, between Vertex Pharmaceuticals Incorporated and the Registrant
*10.48	Third Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of January 27, 2006, between Vertex Pharmaceuticals Incorporated and the Registrant
Additional Exhibits
*21	List of Subsidiaries
*23.1	Consent of Ernst & Young LLP
*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*                    Filed herewith.

†                    Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#                 Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.