Form 10-Q
period 2006-03-31
MOMENTA PHARMACEUTICALS INC
filed 2006-05-09
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer   ☐               Accelerated filer   ☒               Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of May 5, 2005.

Class	Number of Shares
Common Stock $0.0001 par value	31,160,562

MOMENTA PHARMACEUTICALS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 (unaudited)

Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005 (unaudited)

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (unaudited)

Notes to Consolidated Unaudited Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

SIGNATURES

Our logo, trademarks and service marks are the property of Momenta. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

MOMENTA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$30,426	$25,890
Marketable securities	118,425	130,364
Unbilled collaboration revenue	2,569	4,347
Prepaid expenses and other current assets	3,348	2,799
Total current assets	154,768	163,400

Property and equipment, net of accumulated depreciation	7,102	5,917
Restricted cash	1,778	1,778
Other assets	1	6
Total assets	$163,649	$171,101

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,083	$3,080
Accrued expenses	2,243	3,355
Deferred revenue	147	147
Line of credit obligations	828	845
Capital lease obligations	449	284
Deferred rent	38	28
Total current liabilities	7,788	7,739

Deferred revenue, net of current portion	86	123
Line of credit obligation, net of current portion	1,407	1,621
Capital lease obligations, net of current portion	2,039	1,375
Deferred rent, net of current portion	729	88
Total liabilities	12,049	10,946

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized at March 31, 2006 and December 31, 2005, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 31,158 and 30,465 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	3	3
Additional paid-in capital	236,758	236,190
Deferred compensation	—	(2,193)
Accumulated other comprehensive loss	(224)	(239)
Accumulated deficit	(84,937)	(73,606)
Total stockholders’ equity	151,600	160,155
Total liabilities and stockholders’ equity	$163,649	$171,101

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Collaboration revenue	$2,878	$3,773
Operating expenses:
Research and development*	9,816	5,289
General and administrative*	5,968	2,540
Total operating expenses	15,784	7,829

Loss from operations	(12,906)	(4,056)
Other income (expense):
Interest income	1,658	313
Interest expense	(83)	(27)

Net loss attributable to common stockholders	$(11,331)	$(3,770)

Basic and diluted net loss per share attributable to common stockholders	$(0.37)	$(0.15)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	30,444	24,866

*Includes the following stock-based compensation expense:
Research and development	$762	$114
General and administrative	1,649	313

Total stock-based compensation	$2,411	$427

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net loss	$(11,331)	$(3,770)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	324	216
Stock compensation expense	2,411	427
Deferred rent	651	—
Noncash interest expense	—	27
Amortization of premium on investments	207	369
Changes in operating assets and liabilities:
Accounts receivable	—	2,238
Unbilled collaboration revenue	1,778	(935)
Prepaid expenses and other current assets	(549)	128
Other assets	5	—
Accounts payable	1,003	(1,261)
Accrued expenses	(1,112)	828
Deferred revenue	(37)	(37)
Net cash used in operating activities	(6,650)	(1,770)

Investing activities:
Purchases of property and equipment	(1,509)	(956)
Purchases of marketable securities	(21,181)	(17,114)
Maturities of marketable securities	32,928	15,132
Net cash provided by (used in) investing activities	10,238	(2,938)

Financing activities:
Proceeds from capital lease obligations	829	—
Payments on line of credit	(231)	(209)
Payment of officer obligation	—	36
Proceeds from issuance of common stock	350	98
Net cash provided by (used in) financing activities	948	(75)
Net increase (decrease) in cash and cash equivalents	4,536	(4,783)
Cash and cash equivalents at beginning of period	25,890	11,678
Cash and cash equivalents at end of period	$30,426	$6,895

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiary, Momenta Pharmaceuticals Securities Corporation. All inter-company transactions have been eliminated.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents and other accrued expenses, approximate their fair values due to their short maturities. The carrying amount of the Company’s line of credit and capital lease obligations approximates their fair values due to their variable interest rates.

Unbilled Collaboration Revenue

Unbilled collaboration revenue  represents an amount owed from one collaborative partner at March 31, 2006 and December 31, 2005. The Company has not recorded any bad debt write-offs and it monitors its receivables closely to facilitate timely payment.

Property and Equipment

Property and equipment are stated at cost. Costs of major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets are charged to expense. Upon disposal, the related cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leased assets meeting certain capital lease criteria are capitalized and the present value of the related lease payments is recorded as a liability. Assets under capital lease arrangements are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the estimated useful lives of the assets or related lease terms, whichever is shorter.

Long-Lived Assets

The Company evaluates the recoverability of its property and equipment when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. SFAS 144 further refines the requirements of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, such that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the undiscounted future cash flows of such assets or businesses. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. No impairment charges have been required to be recognized through March 31, 2006.

Revenue Recognition

Revenues associated with the Company’s collaboration with Sandoz include an initial payment, reimbursement of development services and expenses, and potential future milestones and royalties. The initial payment represented reimbursement of specific development costs incurred prior to the date of the collaboration. Amounts earned under the collaboration agreement are not refundable if the research or development is unsuccessful. To date, the Company has not earned any milestones or royalties under the collaboration agreement.

The Company uses revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are recorded as deferred revenue in the balance sheet and amortized into collaboration revenue in the statement of operations over the term of the performance obligation. Revenues from research and development services and expenses are recognized in the period the services are performed and the reimbursable costs are incurred.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include wages, benefits, facility and other research-related overhead expenses, as well as license fees and contracted research and development activities.

Stock-Based Compensation

The Company’s 2002 Stock Incentive Plan, as amended, provides for the granting of stock options to purchase the Company’s common stock and restricted stock to employees, officers, directors, consultants and advisors. Options granted under the 2002 Stock Incentive Plan may be incentive stock options or nonstatutory stock options under the applicable provisions of the Internal Revenue Code. Since the effective date of the 2004 Stock Incentive Plan described below, the Company no longer grants options under the 2002 Stock Incentive Plan. Any authorized and ungranted shares, and unvested shares granted that are returned to the Company as a result of terminations will subsequently lapse.

Pursuant to the terms of the Company’s 2004 Stock Incentive Plan, as amended, (the “Incentive Plan”), the Company is authorized to issue up to 3,948,785 shares of common stock with annual increases (to be added on the first day of the Company’s fiscal years during the period beginning in fiscal year 2005 and ending on the second day of fiscal year 2013) equal to the lowest of (i) 1,974,393 shares, (ii) 5% of the then outstanding number of common shares or (iii) such other amount as the Board of Directors may authorize. The Company’s Board of Directors elected not to increase the number of authorized shares related to the Incentive Plan for 2005 or 2006.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, or SFAS 123R, using the modified prospective method. Under that method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, or SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, the estimated grant date fair value of each stock-based award is recognized as expense on a ratable basis over the requisite service period (generally the vesting period). Results for prior periods have not been restated.

Total compensation cost for all share-based payment arrangements for the quarters ended March 31, 2006 and 2005 was $2.4 million and $0.4 million, respectively. The increase in 2006 is primarily attributable to the adoption of SFAS 123R in the first quarter of 2006 using the modified prospective transition method. The adoption of SFAS 123R on January 1, 2006 resulted in the recognition of stock-based compensation expense of $1.5 million, an increase in net loss attributable to common stockholders of $1.5 million and an increase in basic and diluted net loss per share allocable to common stockholders of $0.05 per share. The Company additionally reclassified its unearned compensation on non-vested share awards of $2.2 million at December 31, 2005 to additional paid in capital.

Prior to January 1, 2006, the Company accounted for stock based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, as permitted by SFAS 123. In accordance with APB 25, cost for stock-based compensation was recognized as expense based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. In prior years, certain grants of stock options and stock awards were made at exercise prices deemed to be less than the fair value of the Company’s common stock and, as a result, the Company recorded stock-based compensation expense. Non-vested share awards were recorded as compensation cost over the requisite service periods based on the market value on the date of grant.

The following table illustrates the effect on net loss attributable to common stockholders and net loss per share allocable to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans.

Three Months
Ended
March 31,
2005
Net loss attributable to common stockholders as reported	$(3,770)
Add: Stock-based employee compensation expense included in reported net loss attributable to common stockholders	349
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(376)
Pro forma net loss	$(3,797)
Basic and diluted net loss per share allocable to common stockholders:
As reported	$(0.15)
Pro forma net loss	$(0.15)

For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing formula and amortized to expense on a straight-lined basis over the options’ vesting periods using the following assumptions:

Three Months Ended March 31, 2005
Expected volatility	80%
Expected dividends	0%
Expected term (in years)	7
Risk-free rate	3.9%

In accordance with SFAS 123R, the fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the table below. Because of the Company’s limited history as a publicly traded company, to estimate expected volatility the Company used a 50/50 blend of its own historic and implied volatility and an average of historic and implied volatilities of similar entities. For purposes of identifying similar entities, the Company considered characteristics such as industry, stage of life cycle, and financial leverage. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. In the future, as information regarding post vesting termination becomes more accessible, the Company may change its method of deriving the expected term. This change could impact the Company’s fair value of options granted in the future. The Company expects to refine its method of deriving expected term no later than January 1, 2008. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expense. The Company’s estimate of the forfeiture rate is based primarily upon annualized pre-vest termination rates. Pre-vest termination rates are calculated monthly by dividing the total number of options that were both unvested at the beginning of the month and that were cancelled by the total number of options that were unvested at the beginning of the month. These monthly rates are averaged and then annualized.

The Company estimated the fair values using the following assumptions:

Three Months Ended March 31, 2006
Expected volatility	73%
Expected dividends	0%
Expected term (in years)	6
Risk-free rate	4.6%

The following table summarizes all stock option plan activity for the three months ended March 31, 2006:

		Weighted	Weighted
	Number of	average	average	Aggregate
	Stock	exercise	remaining	Intrinsic
	Options	price	life in yrs	Value
	(in thousands)			(in thousands)
Outstanding at January 1, 2006	1,969	$7.63
Granted	385	21.47
Exercised	(40)	5.35
Forfeited	(16)	10.31
Outstanding at March 31, 2006	2,298	$9.97	8.44	$24,075
Exercisable at March 31, 2006	625	$2.12	7.25	$11,012

The weighted average grant date fair value of options granted during the quarters ended March 31, 2006 and 2005 was $14.70 and $5.24 per option, respectively. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005, was $0.8 million and $0.5 million, respectively. At March 31, 2006, the total unrecognized compensation cost related to nonvested stock options was $12.5 million. The cost is expected to be recognized over a weighted average period of 2.3 years. The fair value of shares vested during the quarters ended March 31, 2006 and 2005 was $0.6 million and $0.3 million, respectively.

Cash received from option exercises for the quarters ended March 31, 2006 and 2005 was $215,000 and $34,000, respectively. Due to the Company’s net loss position, the tax benefit related to the tax deductions from option exercises was not realized in any of the periods presented.

Restricted Stock Grants

During 2002, the Company entered into Restricted Stock Purchase Agreements with two officers and a non-employee to purchase an aggregate of 1,101,870 shares of common stock. Pursuant to one of the Restricted Stock Purchase Agreements, 980,859 shares of common stock were sold to an officer for $106,662. The purchase price was payable ratably over approximately three years with the final payment made during the first quarter of 2005. Each Restricted Stock Purchase Agreement provides for the repurchase of common stock by the Company at a price equal to the original price paid, adjustable for certain dilutive events, until the shares vest. The repurchase provisions generally lapse over a three-to-four-year period provided that each recipient subject to such agreements continues service with the Company. At March 31, 2006 and December 31, 2005, respectively, there were no shares and 64,967 shares, respectively, of unvested restricted common stock outstanding under these agreements.

On March 7, 2006, the Company entered into new Restricted Stock Purchase Agreements with certain executive officers and an employee to purchase an aggregate of 630,000 shares of common stock. Each of these restricted stock grants were made under the Incentive Plan, with the following vesting provisions: (i) one half of the shares of common stock vest and become free from forfeiture provisions and transfer restrictions on the fourth anniversary of the grant date (i.e., March 7, 2010) and (ii) one half of the shares of common stock vest and become free from forfeiture provisions and transfer restrictions upon the commercial launch of M-Enoxaparin in the United States by the Company (or any of the Company’s partners or collaborators), provided that such commercial launch occurs on or before March 7, 2011. In each case, the shares of common stock issued pursuant to each restricted stock agreement described above will only vest if the recipient is an employee of the Company as of the applicable vesting date.

The fair value of the restricted stock for the agreements entered into in March 2006 is the market price of common stock at the date of grant.

Changes in the Company’s restricted stock for the quarter ended March 31, 2006 were as follows (in thousands except per share amounts):

		Weighted-average
	Restricted	grant date
	Shares	fair value
Nonvested restricted stock at January 1, 2006	65	$1.87
Granted	630	23.62
Vested	(65)	1.87
Nonvested restricted stock at March 31, 2006	630	23.62

For the three months ended March 31, 2006, the Company recorded stock-based compensation expense of $0.7 million related to outstanding restricted stock grants.

As of March 31, 2006, there was $14.3 million of unrecognized compensation cost related to nonvested restricted stock arrangements. The cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of shares vested during the quarters ended March 31, 2006 and 2005 was $83,000 and $98,000, respectively.

Common Stock Options to Consultants

As of March 31, 2006, the Company had granted options to purchase 141,162 shares of common stock to consultants, 35,800 of which were granted to two individuals who are also members of the Board of Directors. Of the total shares granted, 25,598 were exercised and not subject to repurchase, and 44,394 were unvested. These options were granted in exchange for consulting services to be rendered and vest over periods of up to four years. The Company recorded charges to operations for stock options granted to consultants using the graded-vesting method of $216,000 and $79,000 during the quarters ended March 31, 2006 and 2005, respectively.

The unvested shares held by consultants have been and will be revalued using the Company’s estimate of fair value at each balance sheet date pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective on June 25, 2004, the effective date of the Company’s initial public offering. Under the Purchase Plan, participating employees purchase common stock through payroll deductions. An employee may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld through payroll deductions. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on the first business day and the last business day of the plan period. The first plan period began on June 25, 2004 and ended on January 31, 2005. The second plan period began on February 1, 2005 and ended on January 31, 2006 (the “2005 Offering”). In February 2006, the Purchase Plan was amended to provide for two 6-month plan periods, the first plan period from February 1, 2006 through July 31, 2006 (the “First 2006 Offering”) and the second from August 1, 2006 through January 31, 2007.

The purchase price for the 2005 Offering was $5.85 and 23,057 shares of common stock were issued in January 2006 under the Purchase Plan. The First 2006 Offering began on February 1, 2006 when the closing price of the Company’s common stock was $20.03. During the quarter ended March 31, 2006, the Company recorded stock-based compensation expense of approximately $52,000 related to the 2005 and the First 2006 Offering.

The fair value of the offerings was estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005
	Offering	Offering
Risk-free interest rate	4.6%	2.9%
Expected volatility	73%	80%
Expected life	6 months	1 year
Expected dividend	—	—

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

Comprehensive Loss

The Company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income, or SFAS 130. SFAS 130 establishes rules for the reporting and display of comprehensive loss and its components. Accumulated other comprehensive loss as of March 31, 2006 and March 31, 2005 consists entirely of unrealized losses on available-for-sale securities. Comprehensive loss for the three months ended March 31, 2006 and March 31, 2005 was $11.3 million and $3.8 million, respectively.

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share, or SFAS 128. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss available to commons stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common stock equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and upon the exercise of warrants. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is antidilutive. Accordingly, basic and diluted net loss per share is the same.

Segment Reporting

The Company has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which requires companies to report selected information about operating segments, as well as enterprisewide disclosures about products, services, geographical areas, and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products. All of the Company’s revenues through March 31, 2006 have come from one collaborative partner.

Commitments and Contingencies

The Company leases office space and equipment under various operating lease agreements. In September 2004, the Company entered into a sublease agreement with Vertex Pharmaceuticals, as sub landlord, to sublease 20,000 square feet for an initial period of approximately six months, and 45,000 square feet of office and laboratory space, thereafter. The term of the sublease is 80 months commencing on September 15, 2004. The Company has an option to extend the sublease for one additional term of 48 months expiring on April 30, 2015, or on such other earlier date as provided in accordance with the sublease agreement. In November 2005, the Company amended its sublease agreement to lease an additional 33,454 square feet in its current premises, through April 2011. The Company is responsible for the construction costs for the leasehold improvements on this additional space and was deemed to be the owner during the construction period under EITF 97-10, The Effect of Lessee Involvement in Asset Construction. The construction is expected to be complete by mid 2006. The Company has recorded the construction payments incurred to date as Deferred Rent, net of current portion, at March 31, 2006.

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP 13-1 clarifies there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Accordingly, the Company commenced expensing the applicable rent during the construction period.

In March 2006, the Company borrowed an additional $0.9 million under its Master Lease Agreement (the “Agreement”) with General Electric Capital Corporation (“GECC”) and executed a specified equipment schedule for laboratory, computer and office equipment. As of March 31, 2006, the Company had drawn a total of $2.6 million against the Agreement. Borrowings under the Agreement are payable over a 54-month period at an effective annual interest rate of 8.51%. In accordance with the Agreement, should the effective corporate income tax rate for calendar-year taxpayers increase above 35%, GECC will have the right to increase rent payments by requiring payment of a single additional sum, calculated in accordance with the Agreement. The Agreement also provides the Company an early purchase option after 48 months at a predetermined fair market value, which the Company intends to exercise. Under the Agreement, if any material adverse change in the Company or its business occurs, the total unpaid principal would become immediately due and payable. There have been no events of default. As of March 31, 2006, the Company had approximately $2.5 million in outstanding borrowings outstanding under the Agreement.

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS 154, which replaces APB Opinion No. 20, Accounting Changes, or APB 20, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, or SFAS 3. SFAS 154 provides guidance on the accounting for and the reporting of accounting changes, including changes in principle, accounting estimates and the reporting entity, as well as, corrections of errors in previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Many of the requirements of SFAS 154 are similar to or the same as those previously included in APB 20 and SFAS 3, however, SFAS 154 requires retrospective application of voluntary accounting changes (changes in accounting principle) to prior period financial statements unless it is impracticable to do so. SFAS 154 also provides that a change in accounting estimate that is affected by a change in accounting principle is accounted for as a change in estimate for purposes of applying SFAS 154. The Company adopted the provisions of SFAS 154 as of January 1, 2006. The Company does not currently believe that the adoption of this standard will result in a material effect on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results. There are important factors that could cause our actual results to differ materially from those indicated. See “Risk Factors.”

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

Our most advanced product candidate, M-Enoxaparin, is designed to be a technology-enabled generic version of Lovenox®, a widely prescribed low molecular weight heparin, or LMWH. We have formed a collaboration with Sandoz N.V. and Sandoz Inc., collectively Sandoz, affiliates of Novartis AG, to jointly develop, manufacture and commercialize M-Enoxaparin. In accordance with our collaboration agreement with Sandoz, an Abbreviated New Drug Application, or ANDA, was submitted to the FDA for M-Enoxaparin on August 29, 2005.

Our revenues for the three months ended March 31, 2006 were $2.9 million, consisting of amortization of the initial payment received under our collaboration agreement with Sandoz executed in November 2003 and amounts earned by us for reimbursement by Sandoz of research and development services and reimbursement of development costs for M-Enoxaparin.

Since our inception in May 2001, we have incurred annual net losses. As of March 31, 2006, we had an accumulated deficit of $84.9 million. We expect to incur substantial and increasing losses for the next several years as we develop our product candidates, expand our research and development activities and prepare for the commercial launch of our product candidates. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

Since our inception, we have had no revenues from product sales. Our revenues were derived from our collaboration agreement with Sandoz and primarily consist of amounts earned by us for reimbursement by Sandoz of research and development services and development costs for M-Enoxaparin. On June 25, 2004, we completed an initial public offering of our common stock, the net proceeds of which were $35.3 million after deducting underwriters’ discounts and expenses. In July 2005, we raised $122.3 million in a follow-on public offering, net of expenses, from the sale and issuance of 4,827,300 shares of our common stock. To date, we have devoted substantially all of the expenditure of our capital resources to the research and development of our product candidates.

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

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales and are uncertain whether or not we will generate any revenue from the sale of products over the next several years. We have recognized, in the aggregate, $26.7 million of revenue from our inception through March 31, 2006. This revenue was derived entirely from our collaboration agreement with Sandoz. We will seek to generate revenue from a combination of research and development payments, profit sharing payments, milestone payments and royalties in connection with our Sandoz collaboration and similar future collaborative or strategic relationships. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development and other payments received under our collaborative or strategic relationships, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

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

The following summarizes our primary research and development programs:

Development Programs:

M-Enoxaparin

Our most advanced product candidate, M-Enoxaparin, is designed to be a generic version of Lovenox. Lovenox is a widely-prescribed LMWH used for the prevention and treatment of deep vein thrombosis, or DVT, and treatment of acute coronary syndromes, or ACS. We have formed a collaboration with Sandoz to jointly develop, manufacture and commercialize M-Enoxaparin. Under our collaboration agreement, Sandoz is responsible for funding substantially all of the M-Enoxaparin development, regulatory, legal and commercialization costs. The total cost of development and commercialization and the timing of bringing M-Enoxaparin to market are subject to uncertainties relating to the development, regulatory approval and legal processes. In accordance with our collaboration agreement with Sandoz, an ANDA was submitted to the FDA for M-Enoxaparin on August 29, 2005, seeking approval to market M-Enoxaparin in the United States.

We anticipate that the FDA’s review of the M-Enoxaparin ANDA will require, among other things, a review of our technology and characterization methodology, as well as our manufacturing data. In parallel, we, in collaboration with Sandoz, are focused on activities related to supporting the ANDA submission and the FDA’s review of the ANDA and preparing for the commercialization of M-Enoxaparin, if and when approved, including advancing manufacturing, supply chain, and sales and marketing objectives.

M118

M118 is a LMWH that we rationally designed to provide improved clinical properties to treat patients diagnosed with ACS. In September 2005, we initiated Good Laboratory Practice, or GLP, toxicology and pharmacology studies for M118 intended to support our IND filing. We expect that additional expenditures will be required to complete preclinical testing. If such preclinical testing is successful, we intend to file an IND in mid-2006 and begin Phase I clinical trials shortly thereafter, if the IND goes into effect. Because M118 is in preclinical development, we are not currently able to estimate the cost to complete the research and development phase nor are we able to estimate the timing of commercialization of M118.

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

For complex mixtures approved as NDAs, we are applying our characterization technology to develop technology-enabled generic products. We have identified a candidate for this strategy and are currently refining the characterization data and process development work. We continue to advance our discussions for this complex mixture product with potential strategic partners. For complex mixtures approved as BLAs, such as glycoprotein drugs, we are applying our technology to characterize and better understand these molecules. Product applications include working with innovator biotechnology companies to: help them better understand the sugars contained in their products; applying our technology to create technology-enabled follow on generic glycoproteins, leveraging strategies similar to those of M-Enoxaparin; and creating improved versions of glycoprotein products.

M-Dalteparin

M-Dalteparin is targeted to be a technology-enabled generic version of Fragmin®, a LMWH product. Fragmin is indicated for the prevention of DVT and selected indications in ACS. In September 2005, Eisai Inc., a U.S. pharmaceutical subsidiary of Eisai Co. Ltd., obtained U.S. promotion rights to Fragmin from Pfizer Inc. Fragmin is marketed by Pfizer in Europe and by Kissei Pharmaceutical Co, Ltd. in Japan.  Through our technology, we believe we have the ability to analyze Fragmin and demonstrate that our generic product has the same active ingredients as Fragmin, thereby enabling the FDA to approve an ANDA for Dalteparin. In November 2005, we reduced the priority of the M-Dalteparin program in light of other more commercially attractive opportunities.

The total cost of development and commercialization and the timing of bringing M-Dalteparin to market are subject to uncertainties relating to the market growth for Fragmin, as well as the development, regulatory and legal approval processes. The Orange Book patent listed for Fragmin expired in January 2005.

Discovery Programs:

We are also applying our analytical capabilities for complex sugars to several discovery programs, including a drug delivery program and a disease biology program. Through our drug delivery program, we have identified a mechanism by which sugars facilitate the transport of drugs across mucosal membranes, potentially enabling the delivery of larger proteins and leading to higher levels of bioavailability, or levels of drug in the blood. We believe this sugar-mediated transport mechanism can be applied to a variety of marketed drugs and drug candidates. While our current focus is on the pulmonary delivery of therapeutic proteins where achieving adequate bioavailability has been a challenge, the technology has potentially broad application to the delivery of other drugs across other mucosal membranes.

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

Results of Operations

Three Months Ended March 31, 2006 and 2005

Revenue

Revenues for the three months ended March 31, 2006 and 2005 were $2.9 million and $3.8 million, respectively, which were entirely attributable to our Sandoz collaboration.

Research and Development

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the three months ended March 31, 2006 and 2005:

Research and Development Program (in thousands)	2006	2005
Development Programs	$7,546	$3,895
Discovery Programs	1,273	608
Other Research	997	786

Total research and development expense	$9,816	$5,289

Research and development expense for the three months ended March 31, 2006 was $9.8 million compared to $5.3 million during the three months ended March 31, 2005. The increase of $4.5 million from 2005 to 2006 principally resulted from an increase of $1.0 million in manufacturing and research provided by third parties, $0.9 million in personnel and related costs, $0.8 million in facilities costs, $0.6 million in stock based compensation of which $0.5 million is related to the adoption of SFAS 123R, $0.9 million in lab expenses and $0.2 million in consultant costs.

Our drug development program increase of $3.7 million was primarily related to preclinical and toxicology work intended to support the M118 IND filing and the expenses of our generic complex mixture program. Our discovery program increase of $0.7 million was primarily related to expenditures supporting our drug delivery program.

General and Administrative

General and administrative expenses for the three months ended March 31, 2006 was $6.0 million compared to $2.5 million during the three months ended March 31, 2005. The increase of $3.5 million was primarily due to an increase of $1.3 million in stock based compensation of which $1.0 million is related to the adoption of SFAS 123R, $1.2 million in personnel and related costs and $0.7 million in professional fees.

Interest Income and Expense

Interest income increased to approximately $1.7 million for the three months ended March 31, 2006 from approximately $313,000 for the three months ended March 31, 2005, primarily due to higher average investment balances in 2006 substantially as a result of the proceeds from our follow-on public offering in July 2005. Interest expense increased from approximately $27,000 during the three months ended March 31, 2005 to approximately $83,000 for the three months ended March 31, 2006 due to additional amounts drawn from our equipment line of credit during 2005 and the first quarter of 2006.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities, payments from our collaboration agreement with Sandoz, borrowings from our lines of credit, and capital lease obligations. Since our inception, we have received net proceeds of $45.4 million from the issuance of redeemable convertible preferred stock. In June 2004, we completed our initial public offering and raised net proceeds of $35.3 million. In July 2005, we completed a follow-on public offering and raised net proceeds of $122.3 million. As of March 31, 2006, we have received $24.3 million from our Sandoz collaboration, $4.0 million from debt financing, $2.6 million from capital lease obligations and additional funds from interest income.

At March 31, 2006, we had $148.9 million in cash, cash equivalents and marketable securities. In addition, we also hold $1.8 million in restricted cash which serves as collateral for a letter of credit related to our facility lease. Net cash used in operating activities for the three months ended March 31, 2006 and 2005 was $6.6 million and $1.8 million, respectively. The use of cash in each period was primarily a result of net losses associated with our research and development activities and administrative costs.

Net cash provided by investing activities for the three months ended March 31, 2006 was $10.2 million. Net cash used in investing activities for the three months ended March 31, 2005 was $2.9 million. In the first three months of 2006, we used $21.2 million of cash to purchase marketable securities and had $32.9 million in maturities of marketable securities. In the first three months of 2005, we used $17.1 million of cash to purchase marketable securities and had $15.1 million in maturities of marketable securities. In the first three months of 2006 and 2005, we used $1.5 million and $1.0 million, respectively, to purchase equipment and leasehold improvements.

Net cash provided by financing activities for the three months ended March 31, 2006 was $0.9 million. We had net borrowings of $0.8 million on an equipment line of credit entered into in December 2005, and received proceeds of $0.3 million from stock option exercises and purchases of common shares through our Employee Stock Purchase Plan, offset by principal payments of $0.2 million on our line of credit obligation. During the first three months of 2005, we used approximately $75,000 in our financing activities. We made $209,000 in principal payments on our line of credit obligation, offset by proceeds of $98,000 from stock option exercises and purchases of common shares through our Employee Stock Purchase Plan, and a payment of $36,000 related to restricted stock. To date, we have drawn down $2.6 million on a $3.0 million equipment line of credit entered into in December 2005.

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations, short and long-term line of credit obligations and capital and operating lease obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed since we filed that report.

We anticipate that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations through 2007. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Funding Requirements

We have received $24.3 million as of March 31, 2006 from our collaboration with Sandoz. Under our collaboration with Sandoz, Sandoz has agreed to fund a minimum amount of personnel and substantially all of the other ongoing development, commercialization and legal expenses incurred with respect to our M-Enoxaparin program, subject to the right to terminate if certain costs exceed mutually agreed upon limits.

We expect to use our current cash, cash equivalents and marketable securities to continue the development of our product candidates, our discovery research programs and for other general corporate purposes. We intend to use the majority of our cash to fund: our development programs, including M-Enoxaparin, M118, M-Dalteparin and the application of our technology to other complex drugs including glycoproteins and complex mixtures. Also, we will use funds to advance our discovery programs, which are focused on identifying novel therapeutics and technologies; the potential acquisition of companies, products and technologies that complement our business; and working capital, capital expenditures and other general corporate purposes.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123R, using the modified prospective transition method. Total compensation cost for all share-based payment arrangements for the quarter ended March 31, 2006 was $2.4 million. At March 31, 2006, the total unrecognized compensation cost related to nonvested stock options was $12.5 million. We expect to recognize this cost over a weighted average period of 2.3 years.

Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and provided pro forma disclosures of net loss attributable and net loss per share allocable to common stockholders as if we had adopted the fair value based method of accounting in accordance with SFAS No. 123, or SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, or SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of twenty four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. While our cash and investment balances have increased as a result of our initial public offering, we have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, general and administrative expenses, research and development expenses, development and manufacturing efforts, regulatory filings and the sufficiency of our cash for future operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “believe”, “may,” “could,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms.

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

The following discussion includes three revised risk factors (“We will likely face patent litigation with Sanofi-Aventis, the innovator of Lovenox and litigation by us or related litigation by others may cause delays and additional expense in the commercialization of M-Enoxaparin”; “If other generic versions of Lovenox are approved and successfully commercialized our business would suffer”; and “If the FDA is not able to establish specific guidelines or arrive at a consensus regarding the scientific analyses required for characterizing complex protein drugs, and if the U.S. Congress does not take action to create an abbreviated regulatory pathway for follow-on protein products, then the uncertainty about the value of our glycoprotein program will be increased”), that reflect developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K. In addition, the risk factor entitled “Changes in stock option accounting rules may have a significant adverse affect on our operating results” was deleted.

Risks Relating to Our Business

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in May 2001. At March 31, 2006, our accumulated deficit was approximately $84.9 million. We have not generated revenues from the sale of any products to date. We expect that our annual operating losses will increase over the next several years as we expand our drug commercialization, development and discovery efforts. To become profitable, we must successfully develop and obtain regulatory approval for our existing drug candidates, and effectively manufacture, market and sell any drugs we develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

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

We will likely face patent litigation with Sanofi-Aventis, the innovator of Lovenox and litigation by us or related litigation by others may cause delays and additional expense in the commercialization of M-Enoxaparin.

Currently Sanofi-Aventis has two listed patents for Lovenox in the Orange Book, the FDA’s listing of approved drug products. These patents are U.S. Patent No. 5,389,618 or the ‘618 Patent, and its counter-part, Reissue Patent No. 38,743, or the ‘743 Reissue Patent. On June 14, 2005, ‘743 Reissue Patent issued and the original ‘618 Patent was surrendered by operation of law. Sanofi-Aventis has reported that the claims of the ‘618 Patent are identical or substantially identical to the corresponding claims of the ‘743 Reissue Patent. That is, according to Sanofi-Aventis, by operation of law, the ‘618 Patent ceases to exist and has been replaced by the ‘743 Reissue Patent. According to the Orange Book, the ‘743 Reissue Patent expires February 14, 2012.

In June 2003, prior to issuance of the ‘743 Reissue Patent, Sanofi-Aventis announced that it received individual notices from Amphastar Pharmaceuticals, Inc., or Amphastar, and Teva Pharmaceuticals USA, Inc., or Teva, indicating that each had submitted with the FDA its own ANDA for enoxaparin. According to Sanofi-Aventis, each ANDA included a paragraph IV certification, or a patent certification, stating that the ‘618 Patent was either not infringed or was unenforceable or invalid. Amphastar and Teva submitted this patent certification because they were seeking from the FDA authorization to manufacture and market a generic version of Lovenox in the United States prior to the expiration of the ‘618 Patent.  Submitting such certifications allowed Sanofi-Aventis to sue Amphastar and Teva for patent infringement of the ‘618 Patent, even though Amphastar and Teva have neither obtained approval for nor marketed their generic versions of Lovenox in the United States. Companies that produce branded pharmaceutical products for which there are unexpired patents listed in the FDA’s Orange Book often bring patent infringement litigation against applicants seeking FDA approval to manufacture and market generic forms of the branded products before patent expiration.

In response to Sanofi-Aventis’ lawsuit, Amphastar and Teva asserted non-infringement, invalidity and/or unenforceability of the ‘618 Patent and sought related declaratory judgment relief against Sanofi-Aventis, as well as counterclaims for antitrust violations, common law unfair business practices, unjust enrichment and statutory unfair business practices. The Amphastar and Teva lawsuits were consolidated and brought before the U.S. District Court for the Central District of California, or District Court.

In June 2005, Amphastar and Teva each subsequently amended their own ANDA to include a second paragraph IV certification for the ‘743 Reissue Patent. The ‘743 Reissue Patent was then substituted in the pending action for the ‘618 patent.

On June 16, 2005 the District Court granted summary judgment to Amphastar and Teva finding that the ‘618 Patent and ‘743 Reissue Patent were unenforceable due to Sanofi-Aventis’ inequitable conduct before the United States Patent and Trademark Office, or USPTO. Accordingly, in August 2005, the District Court entered final judgment in favor of Teva and Amphastar on their counterclaims of unenforceability. Sanofi-Aventis filed an appeal of the District Court’s decision and final judgment of unenforceability based on inequitable conduct to the U.S. Court of Appeals for the Federal Circuit, or Court of Appeals. On April 10, 2006, the Court of Appeals determined that although there were no genuine issues of material fact with respect to the materiality of certain dosage information withheld from the USPTO, there remained genuine issues of material fact that such omissions were made with intent to deceive the USPTO. Accordingly, the Court of Appeals reversed the District Court’s granting of summary judgment of inequitable conduct and remanded the case to the District Court for further proceedings consistent with the Court of Appeals’ decision. These proceedings could delay or prevent the introduction of M-Enoxaparin until expiry of the ‘743 Reissue Patent if the ‘743 Reissue Patent is found valid and enforceable. Amphastar has asked the Court of Appeals to reconsider its decision on summary judgment which could impact the timing of the District Court proceedings.

Under the circumstances described in the preceding paragraphs, we will likely face patent litigation if a paragraph IV certification against the ‘618 Patent and ‘743 Reissue Patent has been or will be filed. Intellectual property litigation involves many risks and uncertainties, and there is no assurance that we will prevail in any lawsuit brought by Sanofi-Aventis. In addition, Sanofi-Aventis has significantly greater resources than we do, and litigation with Sanofi-Aventis could last a number of years, potentially delaying or prohibiting the commercialization of M-Enoxaparin. If we are not successful in commercializing M-Enoxaparin or are significantly delayed in doing so, we may have to curtail our product development programs and our business would be materially harmed.

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

In mid-2003, Amphastar and Teva each submitted ANDAs for generic versions of Lovenox with the FDA. Each ANDA included a paragraph IV certification. In addition, other third parties, including without limitation Sanofi-Aventis, may seek approval to market generic versions of Lovenox in the United States. It is an increasingly common practice for innovators such as Sanofi-Aventis to launch an authorized generic. If a competitor obtains FDA approval or obtains certain licenses from Sanofi-Aventis, we may not gain any competitive advantage and the price for the product may be lower, we may be delayed or we may not be able to launch our product. Also, we may never achieve significant market share for M-Enoxaparin if either Amphastar or Teva, or another third party, markets generic versions of Lovenox before us. Under the Hatch-Waxman Act, any developer of a generic drug that is considered first to have its ANDA accepted for review by the FDA, and whose submission includes a paragraph IV certification, may be eligible to receive a 180-day period of generic market exclusivity. In the event that the eligible 180-day exclusivity period has not begun and/or has not expired at the time we receive tentative approval for M-Enoxaparin, we may be forced to wait until the expiration of the exclusivity period before the FDA could make our approval effective. Less favorable economic terms could be triggered under our collaboration with Sandoz if one or more third parties commercialize a generic version of Lovenox. Consequently, if other generic versions of Lovenox are approved and commercialized, our revenues would be reduced and, as a result, our business, including our future discovery and development programs, would suffer.

If we experience manufacturing difficulties or are unable to obtain sufficient quantities of raw materials or manufacture sufficient quantities of M-Enoxaparin, our development and commercialization efforts may be materially harmed.

We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend upon third parties to provide raw materials, to manufacture the drug substance, or active pharmaceutical ingredient, for M-Enoxaparin and to provide certain other services relating to M-Enoxaparin. We also depend on additional third parties to produce the final drug product and provide certain analytical services with respect to M-Enoxaparin. Manufacturing requirements, including but not limited to, reproducibility, validation and scale-up, must be addressed in order to satisfy FDA requirements necessary for approval and commercialization of M-Enoxaparin. In addition, if the product is approved, in order to produce M-Enoxaparin in the quantities necessary to meet anticipated market demand, we and any contract manufacturer that we engage may need to increase manufacturing capacity. If we are unable to satisfy the FDA requirements for approval or to produce M-Enoxaparin in sufficient quantities to meet the requirements for the launch of the product or to meet future demand, our revenues and gross margins could be adversely affected.

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

As of March 31, 2006, we had cash, cash equivalents and marketable securities totaling $148.9 million. For the three months ended March 31, 2006, we had a net loss of $11.3 million and used cash in operating activities of $6.6 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our drug candidates, as well as funds necessary to manufacture and market any products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

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

Our future results of operations depend, to a significant degree, on our ability to obtain regulatory approval for and commercialize generic versions of complex drugs, including M-Enoxaparin. We will be required to demonstrate to the satisfaction of the FDA, among other things, that our generic products contain the same active ingredients, are of the same dosage form, strength and route of administration as the branded products upon which they are based, and meet compendial or other applicable standards for strength, quality, purity and identity, including potency. Our generic versions of complex drugs, including M-Enoxaparin and M-Dalteparin (if we elect to pursue), must also be demonstrated through in vivo studies to be bioequivalent, meaning generally that there are no significant differences between the generic drug and its branded counterpart with respect to the rate and extent to which the active ingredients are absorbed and become available at the site of drug action.

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

The regulatory climate for generic versions of protein products remains very uncertain. Currently, there is no established statutory or regulatory pathway which provides the FDA with the authority to approve generic versions of most protein drugs. Most therapeutic protein drugs were approved by the FDA under the Public Health Service Act through the use of Biologics License Applications, or BLAs. Unlike products approved through the use of NDAs, there is no provision in the Public Health Service Act for an abbreviated application that would permit approval of a follow-on protein product, and the FDA has stated it does not believe it has the authority to rely on prior BLA approvals or on their underlying data to approve a follow-on product. Moreover, even for proteins originally approved as NDAs, there is debate as to the data necessary to demonstrate the sameness required for ANDA approval. Judicial construction of the current law may impact the approval process for generic versions of proteins originally approved as NDAs. For example, the FDA was recently sued in the United States District Court for the District of Columbia and the court was asked to enter a declaratory judgment that the section 505(b)(2) NDA pathway can be used for protein-based biologic drugs regulated under section 505 of the Federal Food, Drug, and Cosmetic Act. Although the FDA again recently stated its intentions to draft guidances applicable to follow-on protein products, the agency did not state a timeline for action and to our knowledge, no guidance documents or publications have been provided by FDA to date. Failure of the FDA to establish standards or the U.S. Congress to enact legislation establishing a pathway for regulatory approval could reduce the value of our glycoprotein program.

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

Our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 42.2% of our outstanding common stock as of March 31, 2006. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

•              results or delays in our or our competitors’ clinical trials or regulatory filings;

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
Date: May 9, 2006
	By:	/s/ ALAN L. CRANE
Alan L. Crane, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2006
	By:	/s/ RICHARD P. SHEA
Richard P. Shea, Chief Financial Officer (Principal Financial and Accounting Officer)