Form 10-Q
period 2006-09-30
MOMENTA PHARMACEUTICALS INC
filed 2006-11-08
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer   ☐               Accelerated filer   ☒               Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of October 31, 2006.

Class	Number of Shares
Common Stock $0.0001 par value	36,041,357

MOMENTA PHARMACEUTICALS, INC.
TABLE OF CONTENTS

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.              Financial Statements (unaudited)

MOMENTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)
(unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$72,100	$25,890
Marketable securities	129,880	130,364
Unbilled collaboration revenue	5,095	4,347
Prepaid expenses and other current assets	2,067	2,799
Total current assets	209,142	163,400

Property and equipment, net of accumulated depreciation	11,492	5,917
Restricted cash	4,685	1,778
Other assets	—	6
Total assets	$225,319	$171,101

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,172	$3,080
Accrued expenses	5,823	3,355
Deferred revenue	147	147
Line of credit obligations	865	845
Capital lease obligations	565	284
Lease financing liability	585	—
Deferred rent	70	28
Total current liabilities	11,227	7,739
Deferred revenue, net of current portion	13,564	123
Line of credit obligations, net of current portion	966	1,621
Capital lease obligations, net of current portion	2,283	1,375
Deferred rent, net of current portion	250	88
Lease financing liability, net of current portion	2,474	—
Total liabilities	30,764	10,946
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized at September 30, 2006 and December 31, 2005, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 36,028 and 30,465 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	3	3
Additional paid-in capital	303,975	236,190
Deferred compensation	—	(2,193)
Accumulated other comprehensive income (loss)	113	(239)
Accumulated deficit	(109,536)	(73,606)
Total stockholders’ equity	194,555	160,155
Total liabilities and stockholders’ equity	$225,319	$171,101

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Collaboration revenue	$4,058	$2,957	$11,962	$9,736
Operating expenses:
Research and development*	10,684	6,276	33,600	16,206
General and administrative*	7,210	3,728	19,271	9,499
Total operating expenses	17,894	10,004	52,871	25,705

Loss from operations	(13,836)	(7,047)	(40,909)	(15,969)
Other income (expense):
Interest income	1,981	1,097	5,318	1,730
Interest expense	(160)	(51)	(339)	(112)

Net loss attributable to common stockholders	$(12,015)	$(6,001)	$(35,930)	$(14,351)

Basic and diluted net loss per share attributable to common stockholders	$(0.37)	$(0.21)	$(1.15)	$(0.55)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	32,334	28,736	31,292	26,253

*Includes the following stock-based compensation expense:

Research and development	$934	$131	$3,078	$402
General and administrative	1,105	376	4,361	1,107

Total stock-based compensation	$2,039	$507	$7,439	$1,509

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net loss	$(35,930)	$(14,351)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,264	698
Stock-based compensation expense	7,439	1,509
Deferred rent	204	39
Gain on disposal of assets	(4)	—
Noncash interest expense	—	7
Amortization of premium on investments	42	872
Changes in operating assets and liabilities:
Accounts receivable	—	2,238
Unbilled collaboration revenue	(748)	(119)
Prepaid expenses and other current assets	732	(513)
Restricted cash	(2,907)	—
Other assets	6	—
Accounts payable	92	(1,115)
Accrued expenses	2,468	763
Deferred revenue	13,441	(110)
Net cash used in operating activities	(13,901)	(10,082)

Investing activities:
Purchases of property and equipment	(6,835)	(2,952)
Purchases of marketable securities	(141,133)	(76,439)
Maturities of marketable securities	141,927	46,203
Net cash used in investing activities	(6,041)	(33,188)

Financing activities:
Proceeds from secondary public offering of common stock, net of issuance costs	—	122,327
Proceeds from issuance of common stock to Sandoz, net of issuance costs	61,384	—
Proceeds from issuance of common stock under stock plans	1,155	224
Proceeds from financing of leasehold improvements	3,199	—
Payments on financed leasehold improvements	(140)	—
Proceeds from capital lease obligations	1,495	—
Principal payments on capital lease obligations	(306)	—
Proceeds from line of credit	—	1,551
Principal payments on line of credit	(635)	(633)
Payment of officer obligation	—	36
Net cash provided by financing activities	66,152	123,505
Net increase in cash and cash equivalents	46,210	80,235
Cash and cash equivalents at beginning of period	25,890	11,678
Cash and cash equivalents at end of period	$72,100	$91,913

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     The Company

Business

Momenta Pharmaceuticals, Inc. (the “Company” or “Momenta”) was incorporated in the state of Delaware on May 17, 2001. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company specializing in the detailed structural analysis and design of complex drugs for the development of technology-enabled generic versions of complex drug products, improved versions of existing drugs, and the discovery of novel drugs and new biological processes.

Basis of Presentation

The accompanying unaudited, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year. These unaudited, consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s unaudited, consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiary, Momenta Pharmaceuticals Securities Corporation. All inter-company transactions have been eliminated.

Reclassifications

Certain prior year amounts in collaboration revenue and research and development expenses of the unaudited, consolidated statements of operations have been reclassified to conform to the current year presentation. This reclassification has no impact on previously reported net loss attributable to common stockholders.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash, Cash Equivalents, and Marketable Securities

The Company invests its excess cash in bank deposits, money market accounts, corporate debt securities and U.S. government obligations. The Company considers all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost, and primarily consist of money market funds maintained at major U.S. financial institutions. All marketable securities, which primarily represent marketable debt securities, have been classified as “available-for-sale.” Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and evaluates such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive income (loss) and reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest earned on marketable securities is included in interest income.

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

Unbilled Collaboration Revenue

Unbilled collaboration revenue represents an amount owed from one collaborative partner at September 30, 2006 and December 31, 2005. The Company has not recorded any bad debt write-offs and it monitors its receivables closely to facilitate timely payment.

Property and Equipment

Property and equipment are stated at cost. Costs of major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to expense. Upon disposal, the related cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leased assets meeting certain capital lease criteria are capitalized and the present value of the related lease payments is recorded as a liability. Assets under capital lease arrangements are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the estimated useful lives of the assets or related lease terms, whichever is shorter.

Long-Lived Assets

The Company evaluates the recoverability of its property and equipment when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. SFAS 144 further refines the requirements of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, such that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the undiscounted future cash flows of such assets or businesses. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. No impairment charges have been required to be recognized through September 30, 2006.

Revenue Recognition

The Company uses revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable, up-front fees where the Company has an ongoing involvement or performance obligation are recorded as deferred revenue in the balance sheet and amortized into collaboration revenue in the statement of operations over the term of the performance obligation. Revenues from research and development services and expenses are recognized in the period the services are performed and the reimbursable costs are incurred, net of any amounts due to the collaborative partner for costs incurred during the period for shared development costs.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include wages, benefits, facility and other research-related overhead expenses, as well as license fees and contracted research and development activities.

Stock-Based Compensation

The Company’s 2002 Stock Incentive Plan, as amended, provides for the granting of stock options to purchase the Company’s common stock and awards of restricted stock to employees, officers, directors, consultants and advisors. Options granted under the 2002 Stock Incentive Plan may be incentive stock options or nonstatutory stock options under the applicable provisions of the Internal Revenue Code. Since the effective date of the 2004 Stock Incentive Plan, as amended (described below) the Company no longer grants options under the 2002 Stock Incentive Plan. Any authorized and ungranted shares and unvested shares granted under the 2002 Stock

Incentive Plan that are returned to the Company as a result of terminations will subsequently lapse.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”) using the modified prospective method. Under that method, compensation cost recognized in the nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, the estimated grant date fair value of each stock-based award is recognized as expense on a ratable basis over the requisite service period (generally the vesting period). Results for prior periods have not been restated.

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

The following table illustrates the effect on fiscal year 2005 net loss attributable to common stockholders and net loss per share allocable to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss attributable to common stockholders as reported	$(6,001)	$(14,351)
Add: Stock-based employee compensation expense included in reported net loss attributable to common stockholders	351	1,050
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(750)	(1,634)
Pro forma net loss	$(6,400)	$(14,935)
Basic and diluted net loss per share allocable to common stockholders:
As reported	$(0.21)	$(0.55)
Pro forma net loss	$(0.22)	$(0.57)

For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing formula and amortized to expense on a straight-lined basis over the options’ vesting periods using the following assumptions:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Expected volatility	80%	80%
Expected dividends	—	—
Expected term (in years)	6	7
Risk-free interest rate	4.0%	4.0%

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

Comprehensive Loss

The Company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income, or SFAS 130. SFAS 130 establishes rules for the reporting and display of comprehensive loss and its components. Accumulated other comprehensive income (loss) as of September 30, 2006 and September 30, 2005 consists entirely of unrealized gains and losses on available-for-sale securities. Comprehensive loss for the three months ended September 30, 2006 and 2005 was $11.8 million and $6.0 million, respectively.  Comprehensive loss for the nine months ended September 30, 2006 and 2005 was $35.6 million and $14.3 million, respectively.

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

Segment Reporting

The Company has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographical areas, and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products. All of the Company’s revenues through September 30, 2006 have come from one collaborative partner.

3.              Collaboration Revenue

Revenues associated with the Company’s 2003 collaboration (the “2003 Sandoz Collaboration”) with Sandoz N.V. and Sandoz Inc. ("Sandoz") include an initial payment, reimbursement of development services and expenses, and potential future milestones, profit share payments and royalties. The initial payment represented reimbursement of specific development costs incurred prior to the date of the collaboration. Amounts earned under the collaboration agreement are not refundable if the research or development is unsuccessful. To date, the Company has not earned any milestones or royalties under the 2003 Sandoz Collaboration.

On July 25, 2006 the Company entered into a series of agreements, including  a Stock Purchase Agreement and an Investor Rights Agreement each with Novartis Pharma AG, and a Memorandum of Understanding (“MOU”) with Sandoz AG, an affiliate of Novartis Pharma AG (collectively referred to as the “2006 Sandoz Collaboration”). In connection with the 2006 Sandoz Collaboration, the Company sold to Novartis Pharma AG, 4,708,679 shares of common stock (the “Shares”) for an aggregate purchase price of $75.0 million. Pursuant to the terms of the Investor Rights Agreement, Novartis Pharma AG is entitled to “piggyback” and demand registration rights with respect to the Shares, and has agreed until the earliest of (i) the termination of the MOU (or, if later entered into, a collaboration and license agreement between the parties), (ii) the Termination Date (as defined in the Investor Rights Agreement) and (iii) 24 months from the date of the closing of the purchase of the Shares, not to acquire any additional voting securities of the Company (other than an acquisition resulting in Novartis Pharma AG and its affiliates beneficially owning no greater than 13% of the Company’s total outstanding voting securities) nor make any public proposal for any merger, business combination or other extraordinary transaction or seek to control or influence the Company’s management, Board or policies.

Under the terms of the MOU, the Company will exclusively collaborate with Sandoz AG on the development and commercialization of four follow-on and complex generic products for sale in specified regions of the world.  Each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions. Costs will be borne by the parties in varying proportions, depending on the type of expense and the product.  The Company is also eligible to receive up to $188 million in milestone payments if all milestones are achieved for the four product candidates.  The parties will share profits from the sale of such products in varying proportions, depending on the product, with the Company receiving fifty percent of the profits with respect to its M356 product, a technology-enabled generic version of Copaxone®, which is a complex mixture drug indicated for reduction of the frequency of relapses in patients with Relapse-Remitting Multiple Sclerosis. Sandoz AG will indemnify the Company for various claims, and a certain portion of such indemnification costs may be offset against certain future payments received by the Company. In addition, the Company and Sandoz AG may negotiate additional collaboration agreements with respect to other mutually selected products and the Company has granted Sandoz AG the right to negotiate expanded territories for certain products already part of the collaboration.

Among other termination rights, the following termination rights apply to some of the products, on a product-by-product basis:  (i) if clinical trials are required, (ii) at Sandoz AG’ convenience within a certain time period or (iii) if Sandoz AG decides to permanently cease development and commercialization of a product.   The parties are negotiating the terms of a definitive collaboration and license agreement.  The terms of the MOU will remain in effect until such an agreement is executed; however, the MOU is binding in the absence of such agreement.

At September 30, 2006, the Company has recorded deferred revenue of $13.6 million representing the excess of the purchase price of $15.93 per Share purchased by Novartis Pharma AG over the closing price of $13.05 per common share (the “Premium”) on July 24, 2006, the last trading day of the Company’s common stock before execution of  the 2006 Sandoz Collaboration. The Company will commence amortization of the Premium as collaboration revenue when it can reasonably estimate the period of ongoing involvement or performance obligations under the 2006 Sandoz Collaboration. The Company expects to be able make such an estimate when a definitive collaboration and license agreement is executed with Sandoz AG.

4.              Stock-Based Compensation

Total compensation cost for all share-based payment arrangements for the three months ended September 30, 2006 and 2005 was $2.0 million and $0.5 million, respectively. Total compensation cost for all share-based payment arrangements for the nine months ended September 30, 2006 and 2005 was $7.4 million and $1.5 million, respectively.  The increase in 2006 is primarily attributable to the adoption of SFAS 123R in the first quarter of 2006 using the modified prospective transition method.  The adoption of SFAS 123R on January 1, 2006 resulted in the recognition of stock-based compensation expense of $4.5 million for the nine months ended September 30, 2006, an increase in net loss attributable to common stockholders of $4.5 million and an increase in basic and diluted net loss per share allocable to common stockholders of $0.14 per share. The Company additionally reclassified its unearned compensation on non-vested share awards of $2.2 million at January 1, 2006 to additional paid-in capital.

In accordance with SFAS 123R, the fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the table below. Because of the Company’s limited history as a publicly-traded company, to estimate expected volatility the Company used a 50/50 blend of its own historic and implied volatility and an average of historic and implied volatilities of similar entities. For purposes of identifying similar entities, the Company considered characteristics such as industry, stage of life cycle and financial leverage. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the SAB No. 107, Share-Based Payment. In the future, as information regarding post-vesting termination becomes more accessible, the Company will change its method of deriving the expected term. This change could impact the Company’s fair value of options granted in the future. The Company expects to refine its method of deriving expected term no later than January 1, 2008. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

The Company estimated fair values using the following weighted average assumptions in 2006:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected volatility	72%	71%
Expected dividends	—	—
Expected term (in years)	6	6
Risk-free interest rate	4.8%	4.8%

The following table summarizes all stock option plan activity for the nine months ended September 30, 2006:

	Number of	Weighted	Weighted	Aggregate
	Stock	average	average	Intrinsic
	Options	exercise	remaining	Value
	(in thousands)	price	life in years	(in thousands)

Outstanding at January 1, 2006	1,967	$7.62
Granted	1,158	17.28
Exercised	(291)	2.91
Forfeited	(83)	8.59
Outstanding at September 30, 2006	2,751	$12.15	8.51	$10,899
Exercisable at September 30, 2006	1,026	$7.47	7.67	$7,257

The weighted average grant date fair value of options granted during the three months ended September 30, 2006 and 2005 was $10.77 and $18.14 per option, respectively. The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $11.58 and $9.52 per option, respectively.  The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $3.2 million and $2.5 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $4.1 million and $3.4 million, respectively. At September 30, 2006, the total unrecognized compensation costs related to nonvested stock options was $15.6 million. The cost is expected to be recognized over a weighted average period of 2.8 years. The fair value of shares vested during the three months ended September 30, 2006 and 2005 was $1.8 million and $0.4 million, respectively. The fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $5.7 million and $1.2 million, respectively.

Cash received from option exercises for the three months ended September 30, 2006 and 2005 was $0.6 million and $0.1 million, respectively. Cash received from option exercises for the nine months ended September 30, 2006 and 2005 was $0.8 million and $0.2 million, respectively. Due to the Company’s net loss position, the tax benefit related to the tax deductions from option exercises was not realized in any of the periods presented.

Restricted Stock Grants

During 2002, the Company entered into Restricted Stock Purchase Agreements with two officers and a non-employee to purchase an aggregate of 1,101,870 shares of common stock. Pursuant to one of the Restricted Stock Purchase Agreements, 980,859 shares of common stock were sold to an officer for $106,662. The purchase price was payable ratably over approximately three years with the final payment made during the first quarter of 2005. Each Restricted Stock Purchase Agreement provides for the repurchase of the common stock by the Company at a price equal to the original price paid, adjustable for certain dilutive events, until the shares vest. The repurchase provisions generally lapse over a three to four year period provided that each recipient subject to such agreements continues service with the Company. At September 30, 2006 and December 31, 2005, respectively, there were no shares and 64,967 shares, respectively, of unvested restricted common stock outstanding under these agreements.

On March 7, 2006, the Company entered into Restricted Stock Purchase Agreements with certain executive officers and an employee to purchase an aggregate of 630,000 shares of common stock at 23.62 per share. Each of these restricted stock grants was made under the Incentive Plan, with the following vesting provisions: (i) one half of the shares of common stock vest and become free from forfeiture provisions and transfer restrictions on the fourth anniversary of the grant date (i.e., March 7, 2010) and (ii) one half of the shares of common stock vest and become free from forfeiture provisions and transfer restrictions upon the commercial launch of M-Enoxaparin in the United States by the Company (or any of the Company’s partners or collaborators), provided that such commercial launch occurs on or before March 7, 2011. In each case, the shares of common stock issued pursuant to each restricted stock agreement described above will only vest if the recipient is an employee of the Company as of the applicable vesting date.  The fair value of the restricted stock for the agreements entered into during 2006 is the market price of common stock at the date of grant, which is amortized to compensation expense ratably over the explicit and implicit service periods.  Concurrent with the resignation of an executive officer in September 2006, 200,000 of the 630,000 shares of common stock described above were forfeited and $1.0 million of stock-based compensation expense previously recorded on the forfeited shares was reversed.

On August 22, 2006, the Company entered into a Restricted Stock Purchase Agreement with an executive officer to purchase 100,000 shares of common stock at 16.18 per share.  This restricted stock grant was made under the Incentive Plan and will vest and become free from forfeiture on the fourth anniversary of the grant date, subject to acceleration provisions if the executive officer’s employment with the Company terminates under certain circumstances, provided that the recipient is an employee of the Company as of the vesting date.  The fair value of the restricted common stock for this agreement is the market price of common stock at the date of grant, which is amortized to compensation expense ratably over the explicit service period.

Changes in the Company’s restricted stock for the nine months ended September 30, 2006 were as follows:

	Restricted Shares (in thousands)	Weighted-average grant date fair value
Nonvested restricted stock at January 1, 2006	65	$1.87
Granted	730	22.60
Forfeited	(200)	23.62
Vested	(65)	1.87
Nonvested restricted stock at September 30, 2006	530	$22.22

The Company recorded stock-based compensation expense of $1.0 million and $0.1 million related to outstanding restricted stock grants during the three months ended September 30, 2006 and 2005, respectively.  The Company recorded stock-based compensation expense of $2.8 million and $0.3 million related to outstanding restricted stock grants during the nine months ended September 30, 2006 and 2005, respectively.  As of September 30, 2006, there was $9.1 million of unrecognized compensation cost related to nonvested restricted stock arrangements. The cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of shares vested during the three months ended September 30, 2006 and 2005 was zero and $0.1 million, respectively.  The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $0.1 million and $0.3 million, respectively.

Common Stock Options Issued to Consultants

As of September 30, 2006, the Company had granted options to purchase 154,162 shares of common stock to consultants, 48,800 of which the Company granted to two individuals who are members of the Board of Directors and an option to purchase 4,562 shares of common stock to a member of the Board of Directors who previously provided consulting services to the Company.  Of the total options granted, 25,598 were exercised and not subject to repurchase and 27,362 were unvested. These options were granted in exchange for consulting services to be rendered and vest over periods of up to four years. The Company recorded a charge to operations for stock options granted to consultants, using the graded-vesting method, of $32,000 and $0.2 million during the three months ended September 30, 2006 and 2005, respectively.  The Company recorded charges to operations for stock options granted to consultants, using the graded-vesting method, of $0.2 million and $0.5 million during the nine months ended September 30, 2006 and 2005, respectively.

The unvested shares held by consultants have been and will be revalued using the Company’s estimate of fair value at each balance sheet date pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective on June 25, 2004, the closing date of the Company’s initial public offering. Under the Purchase Plan, participating employees purchase common stock through payroll deductions. An employee may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld through payroll deductions. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on the first business day and the last business day of the relevant plan period. The first plan period began on June 25, 2004 and ended on January 31, 2005. The second plan period began on February 1, 2005 and ended on January 31, 2006 (the “2005 Offering”). In February 2006, the Purchase Plan was amended to provide for two 6-month plan periods, the first plan period from February 1, 2006 through July 31, 2006 (the “First 2006 Offering”) and the second from August 1, 2006 through January 31, 2007 (“the Second 2006 Offering”).

The purchase price for the 2005 Offering was $5.85 and 23,057 shares of common stock were issued in January 2006 under the Purchase Plan. The purchase price for the First 2006 offering was $14.73 and 11,770 shares of common stock were issued in July

2006 under the Purchase Plan.  During the three months ended September 30, 2006, the Company recorded stock-based compensation expense of approximately $48,000 related to the First and Second 2006 Offerings. During the nine months ended September 30, 2006, the Company recorded stock-based compensation expense of approximately $0.1 million related to the 2005 Offering, the First 2006 Offering and the Second 2006 Offering.

The fair value of the offerings was estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

	Second 2006	First 2006	2005
	Offering	Offering	Offering
Risk-free interest rate	5.2%	4.6%	2.9%
Expected volatility	68%	73%	80%
Expected life	6 months	6 months	1 year
Expected dividend	—	—	—

5. Commitments and Contingencies

West Kendall Street Sublease

In September 2004, the Company entered into an agreement to sublease 53,323 square feet of office and laboratory space located at 675 West Kendall Street, Cambridge, Massachusetts, for a term of 80 months (the “West Kendall Sublease”). The Company has an option to extend the West Kendall Sublease for one additional term of 48 months, ending April 2015, or on such other earlier date as provided in accordance with the West Kendall Sublease.  In November 2005, the Company amended the West Kendall Sublease to sublease an additional 25,131 square feet in its current premises through April 2011. Under the lease amendment, the sublandlord agreed to finance the leasehold improvements. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position (FSP) 13-1, Accounting for Rental Costs Incurred during a Construction Period, the Company commenced expensing the applicable rent on a straight line basis beginning with the commencement of the construction period.  The construction period was completed in June 2006.  In accordance with EITF 97-10, The Effect of Lessee Involvement in Asset Construction, the Company was the owner of the leasehold asset during the construction period, and as of September 30, 2006, the Company has recorded $3.2 million in leasehold improvements offset by $3.1 million as a related lease financing liability.

Third Street Sublease

On October 23, 2006, the initial term of an additional sublease agreement (the “Third Street Sublease”) commenced.  Under the terms of the Third Street Sublease, the Company will sublease approximately 22,300 square feet of office and research space located in Cambridge, Massachusetts. The initial term of the Third Street Sublease expires on April 30, 2011 and may be extended for an additional 48 month period, subject to certain termination rights granted to the Company and the sublandlord.  Commencing on the earlier of March 10, 2007 or the Company’s beneficial use of the leased premises, and through the term of the Third Street Sublease, the Company will pay annual fixed rent of $1.1 million in monthly installments plus operating expenses.  Additionally, the Company has designated $2.9 million as collateral for a letter of credit in connection with the execution of the Sublease.

Equipment Lease

In June 2006 and March 2006, the Company borrowed an additional $0.6 million and $0.9 million, respectively, under its Master Lease Agreement (the “Agreement”) with General Electric Capital Corporation (“GECC”). As of September 30, 2006, the Company had drawn a total of $3.2 million against the Agreement for equipment purchases. Borrowings under the Agreement are payable over a 54-month period at effective annual interest rates of 8.51-9.39%. In accordance with the Agreement, should the effective corporate income tax rate for calendar-year taxpayers increase above 35%, GECC will have the right to increase rent payments by requiring payment of a single additional sum, calculated in accordance with the Agreement. The Agreement also provides the Company with an early purchase option after 48 months at a predetermined fair market value, which the Company currently intends to exercise.  As a result, the Agreement is considered a capital lease for accounting purposes and the equipment is included in property and equipment. Under the Agreement, if any material adverse change in the Company or its business occurs, the total unpaid principal would become immediately due and payable by the Company. There have been no events of default. As of September 30, 2006, the Company had approximately $2.8 million in outstanding borrowings outstanding under the Agreement.

Patent Infringement Litigation with Sanofi-Aventis

On August 8, 2006, the Company learned that Aventis Pharmaceuticals Inc. and Aventis Pharma S.A. (collectively, “Sanofi-Aventis”), the holder of the New Drug Application for Lovenox initiated litigation against Sandoz Inc. relating to the paragraph IV certification contained in the amended Abbreviated New Drug Application filed by Sandoz seeking approval to market M-Enoxaparin in the United States.

Under the 2003 Sandoz Collaboration, Sandoz has agreed to indemnify the Company and the Company’s collaborators involved in the M-Enoxaparin program for any losses resulting from, among other things, any litigation by third parties, including Sanofi-Aventis, claiming that the manufacture, use or sale of injectable enoxaparin infringes any patents for Lovenox listed in the FDA’s listing of approved drug products, the Orange Book.  Sandoz is permitted to offset certain patent litigation expenses against profit-sharing amounts, royalties and the commercial milestone payments set forth in the 2003 Sandoz Collaboration.  To the extent that any losses result from a third party claim for which the Company is obligated to indemnify Sandoz, Sandoz will have no obligation to indemnify the Company.

6. Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS 154, which replaced APB Opinion No. 20, Accounting Changes, or APB 20, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, or SFAS 3.  SFAS 154 provides guidance on the accounting for and the reporting of accounting changes, including changes in principle, accounting estimates and the reporting entity, as well as, corrections of errors in previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Many of the requirements of SFAS 154 are similar to or the same as those previously included in APB 20 and SFAS 3, however, SFAS 154 requires retrospective application of voluntary accounting changes (changes in accounting principle) to prior period financial statements unless it is impracticable to do so. SFAS 154 also provides that a change in accounting estimate that is affected by a change in accounting principle is accounted for as a change in estimate for purposes of applying SFAS 154. The Company adopted the provisions of SFAS 154 as of January 1, 2006. The Company does not currently believe that the adoption of this standard will result in a material effect on its financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 , Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006.  The Company has not yet completed its evaluation of the impact of adoption, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

Item 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the identification of certain trends and other statements that may predict or anticipate future business or financial results. There are important factors that could cause our actual results to differ materially from those indicated. See “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Business Overview

We are a biotechnology company specializing in the sequencing, or detailed structural analysis, and design of complex drugs for the development of technology-enabled generic versions of complex drug products and improved versions of existing drugs, as well as the discovery of novel drugs and biological processes. Through detailed analysis of the molecular structure of complex sugars and other complex mixtures, we believe our proprietary technology enables us to define the specific sequences contained in complex drugs, including those structures that had previously not been described due to a lack of available technology. In addition, we are able to derive a more complete understanding of the roles that sugars play in cellular function, disease and drug action based on our analytical capabilities. With our capabilities, we have developed a diversified pipeline of near-term product opportunities and novel discovery and development candidates.

Our business strategy is to apply our technology to near-term product opportunities, such as M-Enoxaparin, and generic versions of other complex mixtures, to generate product revenue which will fund our novel drug development and discovery programs. Over the long term, we expect to generate value by leveraging our understanding of sugars to create novel therapeutics which address critical unmet medical needs in a wide range of disease areas, including oncology, cardiovascular disease, infectious disease, inflammation and immunology.

Our most advanced product candidate, M-Enoxaparin, is designed to be a technology-enabled generic version of Lovenox®, a widely prescribed low molecular weight heparin, or LMWH.  In 2003, we formed a collaboration with Sandoz N.V. and Sandoz Inc., collectively Sandoz, affiliates of Novartis AG, to jointly develop, manufacture and commercialize M-Enoxaparin (the 2003 Sandoz Collaboration).  On August 29, 2005, Sandoz submitted an Abbreviated New Drug Application, or ANDA, to the FDA for M-Enoxaparin.  An amended ANDA was filed in June 2006 to include a paragraph IV certification stating that Sanofi-Aventis’ patents listed in the FDA’s listing of approved drug products, the Orange Book, for Lovenox are, among other things, invalid or unenforceable.

Our revenues for the nine months ended September 30, 2006 were $12.0 million, consisting of amortization of the initial payment received under the 2003 Sandoz Collaboration and amounts earned by us for reimbursement by Sandoz of research and development services and reimbursement of development costs for M-Enoxaparin.

Since our inception in May 2001, we have incurred annual net losses. As of September 30, 2006, we had an accumulated deficit of $109.5 million. We expect to incur substantial and increasing losses for the next several years as we develop our product candidates, expand our research and development activities and prepare for the commercial launch of our product candidates. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

Since our inception, we have had no revenues from product sales. Our revenues have all been derived from our 2003 Sandoz Collaboration and primarily consist of amounts earned by us for reimbursement by Sandoz of research and development services and development costs for M-Enoxaparin. On June 25, 2004, we completed an initial public offering of our common stock, the net proceeds of which were $35.3 million after deducting underwriters’ discounts and expenses. In July 2005, we raised $122.3 million in a follow-on public offering, net of expenses, from the sale and issuance of 4,827,300 shares of our common stock. To date, we have devoted substantially all of the expenditure of our capital resources to the research and development of our product candidates.

The biotechnology and pharmaceutical industries in which we compete are undergoing, and are expected to continue to undergo, rapid and significant technological change. We expect competition to intensify as technological advances are made or new biotechnology products are introduced. To become and remain profitable, we must succeed in developing and commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities for which we are only in the preliminary stages: developing drugs; obtaining regulatory approval for them; and manufacturing, marketing and selling them. We have invested a significant portion of our time, financial resources and collaboration efforts in the development of our most advanced product candidate, M-Enoxaparin. Our successful development and commercialization of M-Enoxaparin, in collaboration with Sandoz, depends on several factors, including: using our technology to demonstrate successfully to the FDA that M-Enoxaparin is therapeutically equivalent to Lovenox; meeting any other FDA requirements for marketing approval;  successfully manufacturing M-Enoxaparin in a consistent and reproducible manner and at a commercial scale; manufacturing M-Enoxaparin cost-effectively; achieving a favorable outcome in the pending patent litigation with Sanofi-Aventis relating to enoxaparin, or a third party achieving a favorable outcome in the pending patent litigation with Sanofi-Aventis; and achieving market acceptance of M-Enoxaparin in the medical community and with third-party payors.

Recent Developments

2006 Sandoz Collaboration

On July 25, 2006, we entered into a Stock Purchase Agreement and Investor Rights Agreement with Novartis Pharma AG and a Memorandum of Understanding, or MOU, with Sandoz AG, an affiliate of Novartis Pharma AG, collectively referred to as the 2006 Sandoz Collaboration.

Under the terms of the Stock Purchase Agreement, Novartis Pharma AG purchased 4,708,679 shares of our common stock, representing approximately 13% of our common stock outstanding after the closing, for $15.93 per share, or an aggregate purchase price of $75.0 million.  The closing of the purchase and sale of the shares of common stock to Novartis Pharma AG occurred on September 6, 2006.  In connection with the closing, the MOU became effective.

Pursuant to the terms of the Investor Rights Agreement, we granted to Novartis Pharma AG certain registration rights and inspection rights, and Novartis Pharma AG agreed to certain standstill obligations.  Specifically, Novartis Pharma AG is entitled to “piggyback” and demand registration rights under the Securities Act of 1933, as amended, with respect to the shares of common stock purchased under the Stock Purchase Agreement.

We also granted Novartis Pharma AG inspection rights whereby, subject to certain exceptions, Novartis Pharma AG may visit and inspect our properties and records, discuss our business and financial affairs with our officers, employees and other agents, and meet, at least twice a year, with the members of our Board of Directors.

Novartis Pharma AG has agreed, until the earliest of (i) the termination of the MOU (or, if later entered into, a Collaboration and License Agreement between the parties), (ii) the Termination Date (as defined in the Investor Rights Agreement) and (iii) 24 months from September 6, 2006, not to acquire any of our voting securities (other than an acquisition resulting in Novartis Pharma AG and its affiliates beneficially owning less than 13.5%  of our total outstanding voting securities), make any public proposal for any merger, other business combination or other extraordinary transaction involving us, our securities or material assets or seek to control or influence our management, Board of Directors or policies, in each case subject to specified exceptions described in the Investor Rights Agreement.

Under the terms of the MOU, we have agreed to exclusively collaborate with Sandoz AG on the development and commercialization of four follow-on and complex generic products for sale in specified regions of the world.  Each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions.  Sandoz AG has final decision-making authority with respect to certain development, regulatory and commercial decisions for certain products.  Costs will be borne by the parties in varying proportions, depending on the type of expense and the product.  We are also eligible to receive up to $188 million in milestone payments if all milestones are achieved for the four product candidates.  The parties will share profits from the sale of such products in varying proportions, depending on the product.  With respect to our M356 product, a technology-enabled generic version of Copaxone®, a complex mixture drug indicated for reduction of the frequency of relapses in patients with Relapse-Remitting Multiple Sclerosis, our profit share is fifty percent.

Sandoz AG will indemnify us for various claims, and a certain portion of such costs may be offset against certain future payments received by us.

The MOU may be terminated if either party breaches the MOU or files for bankruptcy.  In addition, the following termination rights apply to some of the products, on a product-by-product basis: (i) if clinical trials are required, (ii) at Sandoz AG’s convenience within a certain time period, (iii) if the parties agree, or the relevant regulatory authority states in writing, that our intellectual property does not contribute to product approval, or (iv) if Sandoz AG decides to permanently cease development and commercialization of a product.

Pursuant to the terms of the MOU, the parties are negotiating the terms of a definitive Collaboration and License Agreement.  The terms of the MOU will remain in effect until a definitive Collaboration and License Agreement is executed; however, the MOU is binding in the absence of a definitive Collaboration and License Agreement.

In addition, we and Sandoz AG may negotiate additional collaboration agreements with respect to other mutually selected products.  Sandoz AG has the right to (i) select a certain number of these mutually selected products and (ii) negotiate expanded territories for certain products already part of the collaboration, for which, if we and Sandoz AG do not execute a definitive agreement within a specified time frame, we are permitted to enter into a transaction for such opportunity with a third party, provided that the terms which we give to that third party can be no less favorable, taken as a whole, than the terms we last offered to Sandoz AG.  If we do not enter into a transaction with a third party in a specified time frame, then the negotiations between us and Sandoz AG with respect to such product will start again, with the corresponding rights and obligations if the parties do not execute a definitive agreement within the specified time frame.

IND for M118

On July 27, 2006, we submitted an Investigational New Drug Application, or IND, to the FDA to begin a Phase I human clinical study of M118, our novel anticoagulant drug designed by us to specifically treat acute coronary syndromes, or ACS.  In October, 2006, we began a Phase I study to evaluate the human safety and pharmacokinetics of M118.

Patent Infringement Litigation with Sanofi-Aventis

On August 8, 2006, we learned that Aventis Pharmaceuticals Inc. and Aventis Pharma S.A., collectively Sanofi-Aventis, the holder of the New Drug Application, or NDA, for Lovenox initiated litigation against Sandoz, Inc. relating to the paragraph IV certification contained in the amended ANDA filed by Sandoz seeking approval to market M-Enoxaparin in the United States.

Under our 2003 Sandoz Collaboration, Sandoz has agreed to indemnify us and our collaborators involved in the M-Enoxaparin program for any losses resulting from, among other things, any litigation by third parties, including Sanofi-Aventis, claiming that the manufacture, use or sale of injectable enoxaparin infringes any patents listed in the FDA’s listing of approved drug products, or the Orange Book, for Lovenox. Sandoz is permitted to offset certain patent litigation expenses against profit-sharing amounts, royalties and the commercial milestone payments set forth in the 2003 Sandoz Collaboration.  To the extent that any losses result from a third party claim for which we are obligated to indemnify Sandoz, Sandoz will have no obligation to indemnify us.

CEO Transition

On August 22, 2006, Alan L. Crane submitted his resignation as our President and Chief Executive Officer.  Mr. Crane’s resignation as President became effective on August 22, 2006 and his resignation as Chief Executive Officer became effective on September 12, 2006.  Mr. Crane continues to serve as a Class I director of the Company.  In connection with Mr. Crane’s resignation, we entered into a letter agreement with Mr. Crane pursuant to which, among other things, he received a severance payment of $315,000 and agreed to provide consulting services to us through December 31, 2007.

Craig A. Wheeler was appointed as our President on August 22, 2006, and he became our Chief Executive Officer effective as of September 12, 2006.  Mr. Wheeler was also appointed as a Class II director commencing on August 22, 2006.

MIT Letter Agreement

On August 10, 2006, we entered into a letter agreement, or the MIT Letter Agreement, with the Massachusetts Institute of Technology, or MIT, relating to the Amended and Restated Exclusive Patent License Agreement dated November 1, 2002, between us and MIT, as amended, collectively referred to as the MIT License Agreement.  Pursuant to the MIT License Agreement, we license certain intellectual property from MIT and, in addition to other obligations, have agreed to pay MIT (i) a percentage of certain income received by us from corporate partners and sublicensees and (ii) royalties for certain drug products that are developed using such intellectual property and that constitute Licensed Products (as such term is defined in the MIT License Agreement).

We have used intellectual property licensed from MIT to develop M-Enoxaparin.  However, under the terms of the MIT License Agreement no royalties would be payable to MIT because M-Enoxaparin does not constitute a Licensed Product.  Under the MIT Letter Agreement, we have agreed to pay MIT a percentage of the amount received by us from Sandoz under the 2003 Sandoz Collaboration, which percentage represents a reduction to the royalty rates payable to MIT with respect to Licensed Products under the MIT License Agreement.

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales and are uncertain whether or not we will generate any revenue from the sale of products over the next several years. We have recognized, in the aggregate, $34.3 million of revenue from our inception through September 30, 2006. This revenue was derived entirely from our 2003 Sandoz Collaboration.  We will seek to generate revenue from a combination of research and development payments, profit sharing payments, milestone payments and royalties in connection with our 2003 and 2006 Sandoz Collaborations and similar future collaborative or strategic relationships. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development and other payments received under our collaborative or strategic relationships, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

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

The following summarizes our primary research and development programs:

Development Programs

M-Enoxaparin

Our most advanced product candidate, M-Enoxaparin, is designed to be a generic version of Lovenox. Lovenox is a widely-prescribed LMWH used for the prevention and treatment of deep vein thrombosis, or DVT, and treatment of ACS. Under our 2003 Sandoz Collaboration, we jointly develop, manufacture and commercialize M-Enoxaparin and Sandoz is responsible for funding substantially all of the U.S.-related M-Enoxaparin development, regulatory, legal and commercialization costs. The total cost of development and commercialization, and the timing of M-Enoxaparin marketing, are subject to uncertainties relating to the development, regulatory approval and legal processes. In accordance with our 2003 Sandoz Collaboration, Sandoz submitted an ANDA to the FDA for M-Enoxaparin on August 29, 2005, seeking approval to market M-Enoxaparin in the United States and was amended in June 2006 to include a paragraph IV certification stating that Sanofi-Aventis’ patents listed in the Orange Book for Lovenox are, among other things, invalid and unenforceable.

The FDA is currently reviewing the M-Enoxaparin ANDA, including our manufacturing data and technology and characterization methodology. In parallel, and in collaboration with Sandoz we are focused on activities related to supporting the ANDA submission and the FDA’s review of the ANDA and preparing for the commercialization of M-Enoxaparin, if and when approved, by advancing manufacturing, supply chain, and sales and marketing objectives.

Our 2006 Sandoz Collaboration expanded our collaboration efforts related to M-Enoxaparin to include the European Union.  Under the 2006 Sandoz Collaboration, we will share certain development, regulatory, legal and commercialization costs as well as a portion of the profits, if any.

M118

M118 is a novel anticoagulant drug that we rationally designed with the goal of providing improved clinical properties to treat patients diagnosed with ACS and stable angina.  We believe that M118 has the potential to provide baseline anticoagulant therapy to treat patients with ACS or stable angina who require a coronary intervention, as well as those ACS patients who are medically managed, or do not require intervention in order to treat their coronary attack. M118 is designed to be a reversible and monitorable anticoagulant that can be administered intravenously or subcutaneously, and has a pharmacokinetic profile similar to a LMWH.  We believe that M118 can be utilized irrespective of a patient’s specific treatment path.

On July 27, 2006, we filed our IND with the FDA for the intravenous administration of M118, and in October 2006 began Phase I clinical trials. We are not currently able to estimate the cost to complete the research and development phase nor are we able to estimate the timing of commercialization of M118.

Other Complex Mixture Drugs

We are pursuing the application of our technology to the development of generic versions of selected complex mixture drugs. Complex mixtures include synthetic, semi-synthetic and naturally derived products and are composed of molecules that, due to their diversity, are difficult to fully characterize. Heparins are one example of complex mixture drugs. Drugs which are complex mixtures can be approved and regulated under either the NDA or Biological Licensing Application, or BLA, regulatory paths at the FDA. We are seeking to apply our technology to complex mixture products irrespective of the regulatory path under which each product was approved.

For complex mixtures approved as NDAs, we are applying our characterization technology to develop technology-enabled generic products. In addition to M-Enoxaparin, we have two development-stage generic product candidates, M356 and M-Dalteparin.  We are at various stages of refining the characterization data and/or performing the process development work for these product candidates. We continue to advance our efforts toward a goal of submitting ANDAs for these products to the FDA. The total cost of development and commercialization and the timing of bringing M356 and M-Dalteparin to market are subject to uncertainties relating to the development, regulatory approval and legal processes.

M356 is designed to be a technology enabled generic version of Copaxone. Copaxone is a complex mixture drug indicated for reduction of the frequency of relapses in patients with Relapse-Remitting Multiple Sclerosis.  Multiple sclerosis is a chronic disease of the central nervous system characterized by inflammation and neurodegeneration.  In North America, Copaxone is marketed through Teva Neuroscience LLC, a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd., and distributed by Sanofi-Aventis. Teva and Sanofi-Aventis have an additional collaborative arrangement for the marketing of Copaxone in Europe and other markets, under which Copaxone is either co-promoted with Teva or is marketed solely by Sanofi-Aventis.  Copaxone and multiple interferon beta products are among the leading products marketed for treating multiple sclerosis. Under our 2006 Sandoz Collaboration, we jointly develop, manufacture and commercialize M356. We are responsible for funding substantially all of the U.S. related M356 development costs, with Sandoz responsible for regulatory, legal and commercialization costs. Outside of the U.S., we and Sandoz share equally the development costs, with Sandoz responsible for commercialization and legal costs.

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

For complex mixtures approved as BLAs, such as glycoprotein drugs, we are applying our technology to characterize and better understand these molecules. Product applications include: working with innovator biotechnology companies to help them better understand the sugars contained in their products; applying our technology to create technology-enabled follow-on products; and creating improved versions of glycoprotein products.  There are two follow-on protein candidates included in the 2006 Sandoz Collaboration.

Discovery Programs

We are also applying our analytical capabilities for complex sugars to drug discovery.  Our disease biology program is focused on the role that complex sugars play in biological systems, including regulating the development and progression of disease. Our initial focus is in the area of cancer, which is a disease characterized by unregulated cell growth. Sugars play a part in the conversion of normal cells into cancerous cells, the regulation of tumor growth and tumor invasion and metastasis. We believe that our technology can provide us with a better understanding of the role of sugars in disease, which we hope will enable us to discover novel sugar therapeutics, as well as to discover new disease mechanisms that can be targeted with small molecule or antibody drugs.

We have also identified a mechanism by which sugars can facilitate the transport of drugs across mucosal membranes, potentially enabling the delivery of larger proteins and leading to higher levels of drug in the blood. However, we have recently de-emphasized our drug delivery program in order to focus our resources on our higher priority development programs.

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

Results of Operations

Three Months Ended September 30, 2006 and 2005

Revenue

Revenues for the three months ended September 30, 2006 and 2005 were $4.1 million and $3.0 million, respectively, which were entirely attributable to our 2003 Sandoz Collaboration.  These revenues consist of amounts earned by us for reimbursement by Sandoz of research and development services and reimbursement of development costs for M-Enoxaparin and amortization of the initial payment received under our 2003 Sandoz Collaboration. The increase in revenues was the result of increased spending associated with preparing for the potential commercial launch of M-Enoxaparin in the U.S.

Research and Development

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the three months ended September 30, 2006 and 2005:

Research and Development Program (in thousands)	2006	2005
Development programs	$8,190	$4,263
Discovery programs	1,053	944
Other research	1,441	1,069

Total research and development expense	$10,684	$6,276

Research and development expense for the three months ended September 30, 2006 was $10.7 million compared to $6.3 million during the three months ended September 30, 2005. The increase of $4.4 million from 2005 to 2006 principally resulted from an increase of $1.2 million in personnel and related costs, $1.1 million in manufacturing and process development costs and research conducted by third parties, $0.8 million in stock-based compensation, of which $0.3 million is related to the adoption of SFAS No. 123(R), Share-Based Payment, or SFAS 123R, $0.5 million in facilities costs, $0.2 million in lab expenses and $0.1 million in consultant costs.

Our development programs increase of $3.9 million was primarily related to preclinical and toxicology work intended to support the M118 IND filing, manufacturing and professional fees related to our M-Enoxaparin program and the expenses of our M356 program. Our discovery programs increase of $0.1 million was primarily related to expenditures supporting our drug delivery and disease biology programs.

The other research expense increase of $0.4 million was primarily due to an increase in headcount and headcount related costs.

General and Administrative

General and administrative expense for the three months ended September 30, 2006 was $7.2 million compared to $3.7 million during the three months ended September 30, 2005. The increase of $3.5 million was primarily due to an increase of $1.3 million in personnel and related costs and $1.2 million in professional fees.  Additionally, stock-based compensation increased $0.7 million, including an increase of $1.2 million of expense related to the adoption of SFAS 123R, offset by a $0.2 million decrease in expense for certain 2002 and 2003 employee stock options granted at exercise prices deemed to be below the fair value of common stock, a $0.2 million decrease in expense related to a forfeited restricted stock grant and a $0.1 million decrease in expense related to stock options granted to consultants.

Interest Income and Expense

Interest income increased to approximately $2.0 million for the three months ended September 30, 2006 from approximately $1.1 million for the three months ended September 30, 2005, primarily due to a more favorable interest rate environment. Interest expense increased to approximately $0.2 million for the three months ended September 30, 2006 from approximately $0.1 million for the three months ended September 30, 2005, due to additional amounts drawn from our equipment line of credit during 2005 and 2006.

Nine Months Ended September 30, 2006 and 2005

Revenue

Revenues for the nine months ended September 30, 2006 and 2005, which were entirely attributable to our 2003 Sandoz Collaboration, were $12.0 million and $9.7 million, respectively. These revenues consist of amounts earned by us for reimbursement by Sandoz of research and development services and reimbursement of development costs for M-Enoxaparin and amortization of the initial payment received under our 2003 Sandoz Collaboration. The increase in revenues was the result of increased spending associated with preparing for the potential commercial launch of M-Enoxaparin in the U.S.

Research and Development

The following table summarizes the primary components of our research and development expense for the nine months ended September 30, 2006 and 2005:

Research and Development (in thousands)	2006	2005
Development programs	$26,181	$11,245
Discovery programs	3,639	2,271
Other research	3,780	2,690
Total research and development expense	$33,600	$16,206

Research and development expense for the nine months ended September 30, 2006 was $33.6 million compared to $16.2 million during the nine months ended September 30, 2005. The increase of $17.4 million from 2005 to 2006 principally resulted from an increase of $4.8 million in manufacturing and process development costs and research conducted by third parties, $3.3 million in personnel and related costs, $2.8 million in lab expenses, $2.7 million in stock-based compensation, of which $1.6 million is related to the adoption of SFAS 123R, $2.2 million in facilities costs and $0.6 million in consultant costs.

Our drug development programs increase of $14.9 million was primarily related to preclinical and toxicology work intended to support the M118 IND filing, manufacturing and professional fees related to our M-Enoxaparin Program and the expenses of our M356 program. Our discovery programs increase of $1.4 million was primarily related to expenditures supporting our drug delivery and disease biology programs.

The other research expense increase of $1.1 million was primarily due to an increase in headcount and headcount related costs.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2006 was $19.3 million compared to $9.5 million during the nine months ended September 30, 2005.  The increase of $9.8 million was primarily due to an increase of $3.3 million in stock-based compensation, of which $2.9 million is related to the adoption of SFAS 123R, $3.4 million in personnel and related costs and $2.5 in professional fees.

Interest Income and Expense

Interest income increased to approximately $5.3 million for the nine months ended September 30, 2006 from approximately $1.7 million for the nine months ended September 30, 2005, primarily due to higher average investment balances in 2006 substantially as a result of the proceeds from our follow-on public offering in July 2005.  Interest expense increased to approximately $0.3 million for the nine months ended September 30, 2006 from approximately $0.1 million for the nine months ended September 30, 2005, due to additional amounts drawn from our equipment line of credit during 2005 and 2006.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities, payments from our 2003 Sandoz Collaboration, borrowings from our lines of credit, and capital lease obligations. Since our inception, we have received net proceeds of $45.4 million from the issuance of redeemable convertible preferred stock. In June 2004, we completed our initial public offering and raised net proceeds of $35.3 million. In July 2005, we completed a follow-on public offering and raised net proceeds of $122.3 million.  In September 2006, we received net proceeds of $74.9 million from Novartis Pharma AG’s purchase of 4,708,679 shares of our common stock in connection with the 2006 Sandoz Collaboration.  As of September 30, 2006, we have received a cumulative total of $32.6 million from our 2003 Sandoz Collaboration, $4.0 million from debt financing, $3.2 million from capital lease obligations, $3.1 million from our landlord for leasehold improvements related to our corporate facility and additional funds from interest income.

At September 30, 2006, we had $202.0 million in cash, cash equivalents and marketable securities. In addition, we also hold $4.7 million in restricted cash which serves as collateral for letters of credit related to our facility leases.  Net cash used in operating activities for the nine months ended September 30, 2006 and 2005 was $13.9 million and $10.1 million, respectively. The use of cash in each period was primarily a result of net losses associated with our research and development activities and administrative costs.

Net cash used in investing activities for the nine months ended September 30, 2006 and 2005 was $6.0 million and $33.2 million, respectively.  In the first nine months of 2006, we used $141.1 million of cash to purchase marketable securities and had $141.9 million in maturities of marketable securities. In the first nine months of 2005, we used $76.4 million of cash to purchase marketable securities and had $46.2 million in maturities of marketable securities. In the first nine months of 2006 and 2005, we used $6.8 million and $3.0 million, respectively, to purchase equipment and leasehold improvements.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $66.2 million. We received net proceeds of $74.9 million from the sale of 4,708,679 shares of common stock to Novartis Pharma AG of which $13.5 million is included in deferred revenue in our consolidated balance sheet as of September 30, 2006.  Additionally, we had borrowings of $1.5 million on an equipment lease agreement entered into in December 2005, received $3.2 million in financing from our landlord for leasehold improvements related to our corporate facility, and received proceeds of $1.1 million from stock option exercises and purchases of common shares through our Employee Stock Purchase Plan, offset by principal payments of $0.9 million on our line of credit and lease agreement obligations and payments of $0.1 million on financed leasehold improvements.  Net cash provided by financing activities for the nine months ended September 30, 2005 was $123.5 million.  We received proceeds of $122.3 million from our secondary public offering of common stock in July 2005, $1.6 million from two drawdowns on our line of credit obligation, $0.2 million from stock option exercises, purchases of common shares through our Employee Stock Purchase Plan and a payment related to restricted stock.  The total proceeds of $124.1 million were offset by $0.6 million in principal payments on our line of credit obligation.

In June 2006, the construction of leasehold improvements in our corporate facility located at 675 West Kendall Street, Cambridge, Massachusetts was completed.  On October 23, 2006, the initial term of an additional sublease agreement, or the Third Street Sublease, commenced.  Under the terms of the Third Street Sublease, we will sublease approximately 22,300 square feet located on a portion of the second floor of the building located at 300 Third Street in Cambridge, Massachusetts. The Company has designated $2.9 million as collateral for a letter of credit in connection with the execution of the Third Street Sublease.

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations, short and long-term line of credit obligations and capital and operating lease obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed since we filed that report.

Funding Requirements

We have received a total of $32.6 million as of September 30, 2006 from our 2003 Sandoz Collaboration. Under our 2003 Sandoz Collaboration, Sandoz has agreed to fund a minimum amount of personnel and substantially all of the other ongoing development, commercialization and legal expenses incurred with respect to our M-Enoxaparin program in the U.S., subject to the right to terminate if certain costs exceed mutually agreed upon limits.

Under the terms of the 2006 Sandoz Collaboration, we and Sandoz will exclusively collaborate on the development and commercialization of four follow-on and complex generic products for sale in specified regions of the world.  Costs will be borne by each of us in varying proportions, depending on the type of expense and the product.  We are also eligible to receive up to $188 million in milestone payments if all milestones are achieved for the four product candidates.  We will share profits in varying proportions depending on the product.

We anticipate that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least 2008.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

We expect to use our current cash, cash equivalents and marketable securities to continue the development of our product candidates, our discovery research programs and for other general corporate purposes. We intend to use the majority of our cash to fund our development programs, including M-Enoxaparin, M118, M356 and M-Dalteparin, and to fund the application of our technology to other complex drugs, including glycoproteins and complex mixtures.  In addition, we intend to use funds to advance our discovery programs, which are focused on identifying novel therapeutics and technologies, and for working capital expenditures and other general corporate purposes.  We may also use funds to acquire companies, products and technologies that complement our business.

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

We do not expect to generate significant additional revenues, other than payments that we receive from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration or other similar future collaborations, until we successfully obtain marketing approval for, and begin selling, M-Enoxaparin.  We believe the key factors that will affect our internal and external sources of cash are:

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue, accrued expenses and certain equity instruments. Prior to the initial public offering of our stock, we also evaluated our estimates and judgments regarding the fair valuation assigned to our common stock. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board’s Statement of Financial Accounting Standards, or SFAS, No. 123(R),  Share-Based Payment, or SFAS 123R, using the modified prospective transition method.  Total compensation cost for all share-based payment arrangements for the three months ended September 30, 2006 and 2005 was $2.0 million and $0.5 million, respectively. Total compensation cost for all share-based payment arrangements for the nine months ended September 30, 2006 and 2005, was $7.4 million and $1.5 million, respectively.  At September 30, 2006, the total unrecognized compensation cost related to nonvested stock options was $15.6 million. We expect to recognize this cost over a weighted average period of 2.8 years.

Prior to January 1, 2006, we accounted for employee stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and provided pro forma disclosures of net loss attributable and net loss per share allocable to common stockholders as if we had adopted the fair value based method of accounting in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123, or SFAS 148.

Item 3.                             Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. While our cash and investment balances have increased as a result of our initial and follow-on public offerings, we have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.                             Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following discussion includes eight revised risk factors (“Patent litigation with Sanofi-Aventis, the innovator of Lovenox may cause delays and additional expense in the commercialization of M-Enoxaparin. If we are not successful in commercializing M-Enoxaparin or are significantly delayed in doing so, our business would be materially harmed, which could include without limitation the curtailment of our development programs”; “If other generic versions of Lovenox are approved and successfully commercialized, our business would suffer”; “If the FDA is not able to establish specific guidelines or arrive at a consensus regarding the scientific analyses required for characterizing generic versions of complex protein drugs, and if the U.S. Congress does not take action to create an abbreviated regulatory pathway for follow-on protein products, then the uncertainty about the value of our glycoprotein program will be increased”; “If our preclinical studies and clinical trials for our development candidates, including M118, are not successful, we will not be able to obtain regulatory approval for commercial sale of our novel or improved drug candidates”; “Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products abroad”; “If efforts by manufacturers of branded products to delay or limit the use of generics are successful, our sales of technology-enabled generic products may suffer”; “Our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration are important to our business. If Sandoz fails to adequately perform under either collaboration, or we or Sandoz terminate all or a portion of either collaboration, the development and commercialization of some of our drug candidates, including injectable enoxaparin, would be delayed or terminated and our business would be adversely affected”;  and “If we become involved in patent litigation or other proceedings, we could incur substantial costs, substantial liability for damages and may be required to stop our product commercialization efforts”), that reflect developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K. In addition, the risk factor entitled “Changes in stock option accounting rules may have a significant adverse affect on our operating results” was deleted.

Risks Relating to Our Business

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in May 2001. At September 30, 2006, our accumulated deficit was approximately $110 million. We have not generated revenues from the sale of any products to date. We expect that our annual operating losses will increase over the next several years as we expand our drug commercialization, development and discovery efforts. To become profitable, we must successfully develop, and obtain regulatory approval for, our existing drug candidates, and effectively manufacture, market and sell any drugs we develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

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

In accordance with our 2003 Sandoz Collaboration, Sandoz submitted an ANDA to the FDA on August 29, 2005 seeking approval to market M-Enoxaparin in the United States. FDA approval of an ANDA is required before marketing of a generic equivalent of a drug previously approved under an NDA. If we are unable to satisfactorily demonstrate therapeutic equivalence, if the FDA disagrees with our characterization approach or does not agree that M-Enoxaparin is equivalent to Lovenox, or if we otherwise fail to meet FDA requirements for our ANDA, including but not limited to manufacturing and bioequivalence requirements, or obtain FDA approval for, and successfully commercialize, M-Enoxaparin, we may never realize revenue from this product and we may have to curtail our other product development programs. As a result, our business would be materially harmed.

Patent litigation with Sanofi-Aventis, the innovator of Lovenox, may cause delays and additional expense in the commercialization of M-Enoxaparin.  If we are not successful in commercializing M-Enoxaparin or are significantly delayed in doing so, our business would be materially harmed, which could include without limitation the curtailment of our other development programs.

Companies that produce branded pharmaceutical products for which there are unexpired patents listed in the FDA’s listing of approved drug products, the Orange Book, often bring patent infringement litigation against applicants seeking FDA approval to manufacture and market generic forms of the branded products before patent expiration.  Litigation against Sandoz, us or others with respect to Lovenox may cause delays and additional expense in the commercialization of M-Enoxaparin.

Currently, Sanofi-Aventis has two listed patents for Lovenox in the Orange Book, U.S. Patent No. 5,389,618, or the ‘618 Patent, and its counter-part, Reissue Patent No. 38,743, or the ‘743 Reissue Patent.  Sanofi-Aventis has reported that the claims of the ‘618 Patent are identical or substantially identical to the corresponding claims of the ‘743 Reissue Patent.  According to Sanofi-Aventis, by operation of law, the ‘618 Patent ceases to exist and has been replaced by the ‘743 Reissue Patent.  According to the Orange Book, the ‘743 Reissue Patent expires February 14, 2012.

Sanofi-Aventis currently has a lawsuit for patent infringement pending against Amphastar Pharmaceuticals, Inc., or Amphastar, and Teva Pharmaceuticals USA, Inc., or Teva, and a separate patent infringement lawsuit pending against Sandoz.

Amphastar/Teva Patent Infringement Lawsuit

In September 2003, prior to issuance of the’743 Reissue Patent, Sanofi-Aventis announced that it received individual notices from Amphastar and Teva indicating that each had submitted with the FDA its own ANDA with a paragraph IV certification for enoxaparin. Submitting such certifications allowed Sanofi-Aventis to sue Amphastar and Teva for patent infringement.  In response to Sanofi-Aventis’ lawsuit, Amphastar and Teva asserted claims of non-infringement, invalidity and/or unenforceability of the ‘618 Patent, as well as various counterclaims, and sought related declaratory judgment relief against Sanofi-Aventis.   In September 2005, Amphastar and Teva each subsequently amended their own ANDA to include a second paragraph IV certification for the ‘743 Reissue Patent.

On June 16, 2005, the District Court granted summary judgment in the Amphastar/Teva case, finding that the ‘743 Reissue Patent was unenforceable due to Aventis’ inequitable conduct before the United States Patent and Trademark Office, or USPTO.  Thereafter, Sanofi-Aventis appealed the decision to the U.S. Court of Appeals for the Federal Circuit, or the Court of Appeals.  On April 10, 2006, the Court of Appeals determined that, although there were no issues of material fact with respect to the materiality of certain information withheld from the USPTO, there remained genuine issues of material fact regarding the intent to deceive the USPTO.  Accordingly, the Court of Appeals reversed the District Court’s ruling and remanded the case to the District Court for further proceedings consistent with the Court of Appeals’ decision.  The District Court has scheduled a bench trial focused only on inequitable conduct, currently scheduled for December 4, 2006.  All other remaining issues regarding invalidity, non-infringement and unenforceability will be subsequently tried by the District Court depending on the outcome of the December 4, 2006 trial on inequitable conduct.  A final decision by the District Court on the issue of inequitable conduct could be appealed resulting in further delays.

Sandoz Patent Infringement Lawsuit

In August 2005, Sandoz filed an ANDA with the FDA to obtain approval for the commercial manufacture, use and sale of enoxaparin.  In 2006, Sandoz amended its ANDA by filing with the FDA a paragraph IV certification, stating, among other things, that the ‘618 Patent and ‘743 Reissue Patent are invalid and unenforceable, which allowed Sanofi-Aventis to sue Sandoz for patent infringement.  Sanofi-Aventis brought a patent infringement suit against Sandoz in August 2006.  In response to Sanofi-Aventis’ lawsuit, Sandoz asserted, among other things, claims of invalidity and/or unenforceability of the ‘743 Reissue Patent.  At this time, no trial date has been set for this litigation.

A finding in favor of Sanofi-Aventis in any of the Sandoz, Teva or Amphastar proceedings could delay the introduction of M-Enoxaparin as litigation continues, or prevent the introduction of M-Enoxaparin until expiry of the ‘743 Reissue Patent.  In addition,

Sanofi-Aventis could settle the lawsuits with both Teva and Amphastar at any point prior to a final District Court decision and consequently the ‘743 Reissue patent would remain as a barrier to the marketing of other generic versions of enoxaparin, including M-Enoxaparin, until this patent has expired or is otherwise held invalid, unenforceable or non-infringed by a District Court.

Sanofi-Aventis’ efforts to litigate against potential generic challengers to protect its intellectual property around Lovenox may not be limited to potential infringement of the ‘743 Reissue Patent.  Pharmaceutical companies also frequently sue generic challengers over potential infringement of patents that are not listed in the Orange Book.  Presently, there is no litigation relating to non-Orange Book patents, but there can be no assurance that Sanofi-Aventis will not initiate such litigation against us, Sandoz, Teva, Amphastar, or others in the future.  If Sanofi-Aventis did initiate litigation relating to a non-Orange Book patent, this litigation could significantly delay, impair or prevent our ability to commercialize M-Enoxaparin and our business would be materially harmed.

Under our 2003 Sandoz Collaboration, in most circumstances, the decision as to when to begin marketing M-Enoxaparin will be determined jointly by us and Sandoz.  Sandoz, however, has sole discretion over the decision as to when to begin marketing M-Enoxaparin under certain circumstances.  Sandoz could decide to market M-Enoxaparin prior to final resolution of either the Teva and Amphastar or Sandoz litigation matters, which could result in significant damages, including possibly treble damages, in the event Sanofi-Aventis is successful in either patent litigation case.  Although Sandoz has agreed to indemnify us for patent liability damages, Sandoz has the right to offset certain of these liabilities against the profit-sharing amounts, the royalties and the milestone payments otherwise due to us from the marketing of M-Enoxaparin.

Litigation involves many risks and uncertainties, and there is no assurance that Amphastar, Teva, Sandoz or we will prevail in any lawsuit with Sanofi-Aventis.  In addition, Sanofi-Aventis has significant resources and any litigation with Sanofi-Aventis could last a number of years, potentially delaying or prohibiting the commercialization of M-Enoxaparin.  If we are not successful in commercializing M-Enoxaparin or are significantly delayed in doing so, we may have to curtail our other product development programs and our business would be materially harmed.

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

If other generic versions of Lovenox are approved and successfully commercialized, our business would suffer.

In March 2003, Amphastar and Teva each submitted ANDAs for generic versions of Lovenox with the FDA.  In addition, other third parties, including without limitation Sanofi-Aventis, may seek approval to market generic versions of Lovenox in the United States.  If a competitor obtains FDA approval or obtains licenses from Sanofi-Aventis to market an authorized generic, the resulting financial returns to us may be materially adversely affected.  Under these circumstances, we may not gain any competitive advantage and the resulting market price for our M-Enoxaparin product may be lower, we may be delayed from commercial launch or we may not be able to launch our product at all. Also, we may never achieve significant market share for M-Enoxaparin if one or more third parties markets generic versions of Lovenox.  Under the Hatch-Waxman Act, any developer of a generic drug that is first to have its ANDA accepted for review by the FDA, and whose submission includes a paragraph IV certification, is eligible to receive a 180-day period of generic market exclusivity. In the event that the eligible 180-day exclusivity period has not expired at the time we receive tentative approval for M-Enoxaparin, we may be forced to wait until the expiration of the exclusivity period before the FDA could finally approve our application.

The 2003 Sandoz Collaboration contains terms which specify the sharing of commercial returns of M-Enoxaparin between us and Sandoz.  Under circumstances when one or more third parties successfully commercialize a generic version of Lovenox, significantly less favorable economic terms could be triggered under our collaboration with Sandoz. Consequently, if other generic versions of Lovenox are approved and commercialized, our revenues for M-Enoxaparin would be reduced and, as a result, our business, including our near-term financial results and our ability to fund future discovery and development programs, would suffer.

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

To date, our analytical techniques and methods have been primarily focused on the characterization of complex mixtures composed of linear sugars, such as those found in the heparin class of drugs. In order to adequately analyze other complex mixtures, such as glycoproteins, we will need to develop or acquire new technologies. Our inability to develop or acquire and apply these new technologies would limit our ability to work with biotechnology companies to help them better understand the chemical composition of their products, impair our ability to assist biotechnology companies in developing improved and next-generation versions of existing products, and limit our ability to perform the analysis that we believe may be required to enable follow-on or equivalent versions of these biologics. Our inability to develop or acquire additional technology for the characterization of complex mixtures other than heparins could reduce the likelihood of our success developing other products.

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

Generic pharmaceutical products are sold through various channels, including retail and mail order, and to hospitals through group purchasing organizations, or GPOs. As enoxaparin is primarily a hospital-based product, we expect to derive a large percentage of our future revenue for M-Enoxaparin through contracts with GPOs. Currently, a relatively small number of GPOs control a substantial portion of generic pharmaceutical sales to hospital customers. In order to establish and maintain contracts with these GPOs, we believe that we, in collaboration with Sandoz, will need to maintain adequate drug supplies, remain price competitive, comply with FDA regulations and provide high-quality products. The GPOs with whom we hope to establish contracts may also have relationships with our competitors and may decide to contract for or otherwise prefer products other than ours, limiting access of M-Enoxaparin to certain hospital segments. Our sales could also be negatively affected by any rebates, discounts or fees that are required by our customers, including the GPOs, wholesalers, distributors, retail chains or mail order services, to gain and retain market acceptance for our products. If we are unable to establish and maintain arrangements with all of these customers, future sales of our products, revenues and profits would suffer.

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

As of September 30, 2006, we had cash, cash equivalents and marketable securities totaling $202.0 million. For the nine months ended September 30, 2006, we had a net loss of $35.9 million and used cash in operating activities of $13.9 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our drug candidates, as well as funds necessary to manufacture and market any products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

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

We are dependent on the members of our senior management team for our business success. Our employment arrangements with our executive officers are terminable by either party on short notice or no notice. We do not carry life insurance on the lives of any of our personnel. The loss of any of our executive officers would result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and approval of our product candidates. In addition, our growth will require us to hire a significant number of qualified scientific, commercial and administrative personnel. There is intense competition from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, for human resources, including management, in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful development and commercialization of our product candidates.

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

If the FDA is not able to establish specific guidelines or arrive at a consensus regarding the scientific analyses required for characterizing generic versions of complex protein drugs, and if the U.S. Congress does not take action to create an abbreviated regulatory pathway for follow-on protein products, then the uncertainty about the value of our glycoprotein program will be increased.

The regulatory climate for generic or follow-on versions of protein products remains very uncertain. Although there has been recent legislative activity, there is currently no established statutory or regulatory pathway for approval of follow-on versions of most protein drugs. The FDA has approved the majority of protein products under the Public Health Service Act, or PHSA, through the use of Biologics License Applications, or BLAs. Unlike for generic or follow on products to drugs approved through the submission of new drug applications, or NDAs, under section 505 of the Federal Food, Drug, and Cosmetic Act, or the FDCA, there is no provision in the PHSA for an abbreviated BLA approval pathway, and the FDA has stated it does not believe it has the authority to rely on prior BLA approvals or on their underlying data to approve a follow-on product.  Moreover, even for proteins originally approved as NDAs, there is debate as to the data necessary to demonstrate the sameness required for approval of an ANDA under section 505(j) of the FDCA.  In addition, there has been opposition to the FDA’s use of section 505(b)(2), which allows an applicant to rely for its approval of a drug on information from published scientific literature and/or a prior approval of a similar dug, to approve NDAs for follow-on versions of protein and other complex drug products approved under section 505 of the FDCA.

Although on May 30, 2006, the FDA approved Sandoz’ recombinant human growth hormone, Omnitrope, under section 505(b)(2) of the FDCA, the FDA stated that approval of Omnitrope as a follow-on protein did not provide an abbreviated pathway for follow-on products to products licensed under the PHSA and did not mean that more complex and/or less understood proteins approved as drugs under the FDCA could be approved as follow-on products under section 505(b)(2).

Although the FDA has stated its intentions to draft guidance broadly applicable to follow-on protein products, the agency has not stated a timeline for action and, to our knowledge, has not issued such guidance to date. Failure of the FDA to establish standards for approval of follow-on protein products or of the U.S. Congress to enact legislation establishing an abbreviated pathway for approval for follow-on products to approved BLA products could reduce the value of our glycoprotein program.

If our preclinical studies and clinical trials for our development candidates, including M118, are not successful, we will not be able to obtain regulatory approval for commercial sale of our novel or improved drug candidates.

To obtain regulatory approval for the commercial sale of our novel or improved drug candidates, we are required to demonstrate through preclinical studies and clinical trials that our drug development candidates are safe and effective. Preclinical testing and clinical trials of new development candidates are lengthy and expensive and the historical failure rate for development candidates is high. The results from preclinical testing of a development candidate may not predict the results that will be obtained in human clinical trials.

A failure of one or more of our preclinical studies or clinical trials can occur at any stage of testing.  We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize M118 or our other drug candidates, including:

•              regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•              our preclinical studies or clinical trials may produce negative or inconclusive results, and we may be required to conduct additional preclinical studies or clinical trials or we may abandon projects that we expect to be promising;

•              enrollment in our clinical trials may be slower than we anticipate, resulting in significant delays, and participants may drop out of our clinical trials at a higher rate than we anticipate;

•              we might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;

•              regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•              the cost of our clinical trials may be greater than we anticipate; and

•              the effects of our drug candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

If we are required to conduct additional clinical trials or other testing of M118 or our other product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or if the results of these trials or tests are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for our drug candidates or we may not be able to obtain marketing approval at all.  Further, we may not have the financial resources to continue development of the drug candidate, including M118, that is affected or the development of any of our other drug candidates.

Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products abroad.

We intend in the future to market our products outside of the United States. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with the numerous and varying regulatory requirements of each jurisdiction. The approval procedure and requirements varies among countries, and can require, among other things, submitting or conducting additional testing in each jurisdiction. The time required to obtain approval abroad may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval, and we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in any other foreign country or by the FDA. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside of the United States. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

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

•      pursuing new patents for existing products or processes which may issue before the expiration of one patent, which could extend patent protection for a number of years or otherwise delay the launch of generic drugs; and

•      attaching special patent extension amendments to unrelated federal legislation.

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

Risks Relating to Our Dependence on Third Parties

Our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration are important to our business. If Sandoz fails to adequately perform under either collaboration, or we or Sandoz terminate all or a portion of either collaboration, the development and commercialization of some of our drug candidates, including injectable enoxaparin, would be delayed or terminated and our business would be adversely affected.

Under our 2003 Sandoz Collaboration, we and Sandoz agree to exclusively work with each other in the development and commercialization of injectable enoxaparin within the United States. We also granted to Sandoz the right to negotiate additional rights for certain products under certain circumstances. Under our 2006 Sandoz Collaboration, we and Sandoz agree to exclusively work with each other in the development and commercialization of four follow-on and complex generic products for sale in specified regions of the world, including the expansion of M-Enoxaparin activity into the European Union as well as the addition of M356.

2003 Sandoz Collaboration

Either we or Sandoz may terminate the 2003 Sandoz Collaboration for material uncured breaches or certain events of bankruptcy or insolvency by the other party. Sandoz may also terminate the 2003 Sandoz Collaboration if the injectable enoxaparin product or the market lacks commercial viability, if new laws or regulations are passed or court decisions rendered that substantially diminish our legal avenues for redress, or, in multiple cases, if certain costs exceed mutually agreed upon limits. If the 2003 Sandoz Collaboration is terminated other than due to our uncured breach or bankruptcy, we will be granted an exclusive license under certain intellectual property of Sandoz to develop and commercialize injectable enoxaparin in the United States. In that event, we would need to expand our internal capabilities or enter into another collaboration, which could cause significant delays that could prevent us from completing the development and commercialization of injectable enoxaparin.  If Sandoz terminates the 2003 Sandoz Collaboration due to our uncured breach or bankruptcy, Sandoz would retain the exclusive right to develop and commercialize injectable enoxaparin in the United States. In that event, we would no longer have any influence over the development or commercialization strategy of injectable Enoxaparin in the United States. In addition, Sandoz would retain its rights of first negotiation with respect to certain of our other products in certain circumstances and its rights of first refusal outside of the United States and the European Union. Accordingly, if Sandoz terminates the 2003 Collaboration, our introduction of M-Enoxaparin may be significantly delayed, we may decide to discontinue the M-Enoxaparin project, or our revenues may be reduced, any one of which could have a material adverse effect on our business.

2006 Sandoz Collaboration

Either we or Sandoz may terminate the 2006 Sandoz Collaboration for material uncured breaches or certain events of bankruptcy or insolvency by the other party. In addition, the following termination rights apply to some of the products, on a product-by-product basis: (i) if clinical trials are required, (ii) at Sandoz’ convenience within a certain time period, (iii) if the parties agree, or the relevant regulatory authority states in writing, that our intellectual property does not contribute to product approval, or (iv) if Sandoz decides to permanently cease development and commercialization of a product.  For some of the products, for any termination of the 2006 Sandoz Collaboration other than a termination by Sandoz due to our uncured breach or bankruptcy, or a termination by us alone due to the need for clinical trials, we will be granted an exclusive license under certain intellectual property of Sandoz to develop and commercialize the particular product. In that event, we would need to expand our internal capabilities or enter into another collaboration, which could cause significant delays that could prevent us from completing the development and commercialization of such product.  For some products, if Sandoz terminates the 2006 Sandoz Collaboration due to our uncured breach or bankruptcy, or if there is a termination by us alone due to the need for clinical trials, Sandoz would retain the exclusive right to develop and commercialize the applicable product. In that event, we would no longer have any influence over the development or commercialization strategy of such product.  In addition, for other products, if Sandoz terminates the 2006 Sandoz Collaboration due to our uncured breach or bankruptcy, Sandoz retains a right to license certain intellectual property of Momenta without the obligation to make any additional payments for such licenses.  For certain products, if the 2006 Collaboration is terminated other than due to our uncured breach or bankruptcy, neither party will have a license to the other party’s intellectual property.  In that event, we would need to expand our internal capabilities or enter into another collaboration, which could cause significant delays that could prevent us from completing the development and commercialization of such product.  Accordingly, if the 2006 Sandoz Collaboration is terminated, our introduction of certain products may be significantly delayed, or our revenues may be significantly reduced either of which could have a material adverse effect on our business.

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

Any legal action against us or our collaborators claiming damages and seeking to enjoin any activities, including commercial activities relating to the affected products, and processes could, in addition to subjecting us to potential liability for damages, require us or our collaborators to obtain a license in order to continue to manufacture or market the affected products and processes. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, some licenses may be non-exclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to effectively market some of our technology and products, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

If we become involved in patent litigation or other proceedings, we could incur substantial costs, substantial liability for damages and may be required to stop our product commercialization efforts.

We may need to resort to litigation to enforce a patent issued to us or to determine the scope and validity of third-party patent or other proprietary rights in jurisdictions where we intend to market our products, including the United States, the European Union, and many other foreign jurisdictions.  The cost to us of any litigation or other proceeding relating to determining the validity of intellectual property rights, even if resolved in our favor, could be substantial and could divert our management’s efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they may have substantially greater resources.  Moreover, the failure to obtain a favorable outcome in any litigation in a jurisdiction where there is a claim of patent infringement could significantly delay marketing of our products in that particular jurisdiction.  The costs and uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

We in-license a significant portion of our proprietary technologies and if we fail to comply with our obligations under any of the related agreements, we could lose license rights that are necessary to develop our product candidates.

We are a party to and rely on a number of in-license agreements with third parties, such as those with the Massachusetts Institute of Technology, that give us rights to intellectual property that is necessary for our business. In addition, we expect to enter into additional licenses in the future. Our current in-license arrangements impose various development, royalty and other obligations on us.  If we breach our obligations with regard to our exclusive in-licenses, they could be converted to non-exclusive licenses or the agreements could be terminated, which would result in our being unable to develop, manufacture and sell products that are covered by the licensed technology.

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

Our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 48% of our outstanding common stock as of September 30, 2006. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

The stock market in general and the market prices for securities of biotechnology companies in particular have experienced extreme volatility that often have been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock has been, and is likely to continue to be, volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•      failure to obtain FDA approval for M-Enoxaparin or other adverse FDA decisions relating to M-Enoxaparin, including the FDA requiring clinical trials as a condition to M-Enoxaparin approval or the FDA’s approval of other companies’ ANDAs;

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On June 25, 2004, we sold 5,350,000 shares, together with an additional 802,500 shares pursuant to the exercise by the underwriters of an over-allotment option, of our common stock in connection with the closing of our initial public offering, or the Offering. The Registration Statement on Form S-1 (Reg. No. 333-113522) we filed to register our common stock in the Offering was declared effective by the Securities and Exchange Commission on June 21, 2004.

From June 25, 2004 to September 30, 2006, we have expended approximately $25.8 million of the $35.3 million in net proceeds of the Offering.  Such proceeds were primarily expended on our operating activities, including the research and development expenses, on our development programs including M118, M-Dalteparin and M356, and our discovery programs, including pulmonary delivery and novel therapeutics and technologies, as well as related general and administrative expenses.  We utilized approximately $21.7 million to fund our operations, approximately $6.5 million to fund capital equipment purchases and approximately $0.6 million to make principal payments on our lease obligations and line of credit.

All of the remaining net proceeds of the Offering have been invested into investment-grade marketable securities. None of the net proceeds were directly or indirectly paid to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

Item 6.    Exhibits.

10.1	Stock Purchase Agreement between the Registrant and Novartis Pharma AG dated July 25, 2006.

10.2	Investor Rights Agreement between the Registrant and Novartis Pharma AG dated July 25, 2006.

10.3†	Memorandum of Understanding between Sandoz AG and the Registrant dated July 25, 2006.

10.4†	Third Amendment to the October 31, 2002 License between the Registrant and the Massachusetts Institute of Technology dated August 5, 2006.

10.5†	Fifth Amendment to the November 1, 2002 License between the Registrant and the Massachusetts Institute of Technology dated August 5, 2006.

10.6†	Letter Agreement between the Registrant and the Massachusetts Institute of Technology dated October 18, 2006.

10.7#	Employment Agreement between the Registrant and Craig A. Wheeler dated August 22, 2006.

10.8#	Restricted Stock Agreement between the Registrant and Craig A. Wheeler dated August 22, 2006.

10.9#	Nonstatutory Stock Option Agreement between the Registrant and Craig A. Wheeler dated August 22, 2006.

10.10#	Incentive Stock Option Agreement between the Registrant and Craig A. Wheeler dated August 22, 2006.

10.11	Sublease Agreement between the Registrant and Archemix Corp. dated September 8, 2006.

10.12#	Letter Agreement between the Registrant and Alan L. Crane dated October 17, 2006.

10.13#	Restricted Stock Agreement between the Registrant and Steven B. Brugger dated March 7, 2006.

10.14#	Restricted Stock Agreement between the Registrant and Ganesh Venkataraman dated March 7, 2006.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

† Confidential treatment requested as to certain portions of this Exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: November 8, 2006
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2006
	By:	/s/ Richard P. Shea
Richard P. Shea, Chief Financial Officer (Principal Financial and Accounting Officer)