Form 10-K
period 2006-12-31
MOMENTA PHARMACEUTICALS INC
filed 2007-03-15
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
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

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (617) 491-9700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value (excluding Preferred Stock Purchase Rights, $0.01 par value)	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer  ☐             Accelerated filer  ☒              Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

The aggregate market value of the registrant’s voting shares Common Stock held by non-affiliates of the registrant on June 30, 2006, based on $12.71 per share, the last reported sale price of the shares of Common Stock on the Nasdaq Global Market on that date was $228,326,113.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 1, 2007:

Class	Number of Shares
Common Stock, $0.0001 par value	36,318,535

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the information required by Part III of Form 10-K will appear in the registrant’s definitive Proxy Statement on Schedule 14A for the 2007 Annual Meeting of Stockholders and are hereby incorporated by reference into this report.

PART I

Item 1.                        BUSINESS

The Company

Momenta is a biotechnology company specializing in the detailed structural analysis of complex mixture drugs. We apply our technology to the development of generic versions of complex drug products as well as to the discovery and development of novel drugs. Our most advanced product candidate, M-Enoxaparin is designed to be a technology-enabled generic version of Lovenox® (enoxaparin sodium injection), a low molecular weight heparin, or LMWH, used to prevent and treat deep vein thrombosis, or DVT, and to support the treatment of acute coronary syndromes, or ACS. Our second major generic product candidate is M356, a technology-enabled generic version of Copaxone® (glatiramer acetate), a complex drug consisting of a mixture of polypeptide chains. Copaxone is indicated for the reduction of the frequency of relapses in patients with Relapse-Remitting Multiple Sclerosis, or RRMS. Our novel drug candidate, M118, is a LMWH currently in Phase I clinical studies that has been engineered to possess what we believe will be an improved therapeutic profile (compared with other currently marketed products) to support the treatment of ACS. In our glycoprotein program, we are working on developing potentially interchangeable generic and biosimilar versions of major marketed glycoprotein drugs. Within our discovery program, we are seeking to discover and develop novel therapeutics by applying our technology to better understand sugars’ functions in biological processes, with an initial focus in oncology.

We were incorporated in Delaware in May 2001 under the name Mimeon, Inc. In September 2002, we changed our name to Momenta Pharmaceuticals, Inc. Our principal executive offices are located at 675 West Kendall Street, Cambridge, Massachusetts 02142, and our telephone number is (617) 491-9700.

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

Our Technology

Our integrated analytical technology for the study of complex mixtures utilizes three different types of tools. First, we have accumulated a comprehensive library of enzymes that we use to break down the components of a complex mixture into smaller, measurable units. Second, we apply proprietary improvements to established analytical techniques, such as Matrix Assisted Laser Desorption Ionization-Mass Spectrometry, or MALDI-MS, nuclear magnetic resonance, or NMR, and capillary electrophoresis, or CE, among others, in order to gather and analyze information regarding the components, structure and arrangement of the chemical building blocks of the complex mixture. Third, we apply proprietary mathematical methods that integrate the disparate information obtained from those analytical techniques to arrive at a specific, numerically-derived solution that describes the complete composition of a specific complex mixture. It is the combination of these tools that enables us to arrive at unique solutions for thoroughly characterizing complex sugars and other complex mixture drugs. In addition to using our technology to characterize final complex drug products, we further employ our characterization datasets as in-process controls to guide any manufacturing of complex drug candidates we pursue.

Product Candidates

M-Enoxaparin

Our most advanced product candidate, M-Enoxaparin, is designed to be a generic version of Lovenox. Lovenox is a widely-prescribed LMWH used for the prevention and treatment of DVT and to support the treatment of ACS. Lovenox is distributed worldwide by Sanofi-Aventis and is also known outside the United States as Clexane® and Klexane®. Sanofi-Aventis reported worldwide sales of Lovenox of approximately $3.2 billion in 2006, with approximately $2.0 billion coming from the United States market. Analysts project that Lovenox will remain a leading LMWH product, with estimated annual sales approaching $3.9 billion in 2009.

Description of Our Program

Lovenox is a heterogeneous mixture of complex sugar chains that, in our view, prior to the application of our technology, had not been adequately analyzed. The length and sequence of the sugar chains varies, resulting in a diversity of chemical structures in the mixture. The current description in the package insert of Lovenox includes molecular weight distribution and in vitro measurements of Lovenox’s ability to inhibit blood clotting factors Xa and IIa, or its anti-Xa and anti-IIa activity. While molecular weight distribution provides a rough measure of the range of chain lengths, it provides no information about detailed sequences or chemical structures contained in Lovenox. Similarly, the in vitro measures of anti-Xa and anti-IIa activity describe certain aspects of anticoagulation but only partly define the biological and clinical activity of Lovenox. According to Sanofi-Aventis, only 15% to 25% of the chains in LMWHs contain sequences that bind to the factor that is responsible for anti-Xa and anti-IIa activity.

FDA regulations and guidelines require that a generic version of a product that was approved under a New Drug Application, or NDA, must be pharmaceutically equivalent to the branded drug product upon which the generic application is based. Generic drugs are considered pharmaceutically equivalent to their branded counterparts if, among other things, they have the same active ingredient(s), dosage form, route of administration, identical in strength or concentration. For a drug to be interchangeable with the branded product, it must be therapeutically equivalent, which means that it is pharmaceutically equivalent and bioequivalent, meaning it has the same rate and extent of absorption as the innovator product.  A therapeutically equivalent product is deemed to have the same clinical effect and safety profile as the innovator product. Our ability to apply our technology to sequence and analyze complex mixtures has allowed us to analyze Lovenox and develop a process to make M-Enoxaparin, a generic version of Lovenox, which we believe will demonstrate same active ingredients, route of administration, dosage form, and strength, which are essential to demonstrating the FDA’s requirements for therapeutic equivalence. An Abbreviated New Drug Application, or ANDA, for M-Enoxaparin was filed with the FDA in August 2005.

In 2003, we formed a collaboration, the 2003 Sandoz Collaboration, with Sandoz N.V. and Sandoz Inc., together referred to as Sandoz, affiliates of Novartis AG, to exclusively develop, manufacture and commercialize M-Enoxaparin in the U.S. In July 2006, we entered into a series of agreements with Novartis AG and Sandoz AG, including a Memorandum of Understanding, or MOU, with Sandoz AG, collectively referred to as the 2006 Sandoz Collaboration. Under the terms of the MOU, we expanded the geographic markets covered by our collaboration efforts related to M-Enoxaparin to include the European Union and further agreed to exclusively collaborate with Sandoz AG on the development and commercialization of three other biosimilar and complex generic products.

Sandoz has submitted ANDAs to the FDA for syringe and vial forms of M-Enoxaparin seeking approval to market M-Enoxaparin in the United States. The FDA is currently reviewing the M-Enoxaparin ANDAs, including our manufacturing data and technology and characterization methodology. In parallel, and in collaboration with Sandoz, we are focused on activities related to supporting the FDA’s review of the ANDA and preparing for the commercialization of M-Enoxaparin, if and when approved, by advancing manufacturing, supply chain, and sales and marketing objectives.

Legal Matters

Currently, Sanofi-Aventis has two listed patents for Lovenox in the FDA’s listing of approved drug products, the Orange Book, U.S. Patent No. 5,389,618, or the ‘618 Patent, and its counter-part, Reissue Patent No. 38,743, or the ‘743 Reissue Patent. Sanofi-Aventis has brought lawsuits for patent infringement; one against Amphastar Pharmaceuticals, Inc., or Amphastar, and Teva Pharmaceuticals USA, Inc., or Teva, and a second, separate patent infringement lawsuit against Sandoz.

Amphastar/Teva Patent Infringement Lawsuit

In September 2003, prior to issuance of the ‘743 Reissue Patent, Sanofi-Aventis announced that it had received individual notices from Amphastar and Teva indicating that each had submitted its own ANDA with a paragraph IV certification for enoxaparin. Sanofi-Aventis sued Amphastar and Teva for patent infringement and in response Amphastar and Teva asserted claims of non-infringement, invalidity and/or unenforceability of the ‘618 Patent, as well as various counterclaims, and sought related declaratory judgment relief against Sanofi-Aventis.  In September 2005, Amphastar and Teva each subsequently amended their own ANDA to include a second paragraph IV certification for the ‘743 Reissue Patent.

In June 2005, the District Court granted summary judgment in the Amphastar/Teva case, finding that both the ‘618 Patent and the ‘743 Reissue Patent were unenforceable due to Aventis’ inequitable conduct before the United States Patent and Trademark Office, or USPTO. In April 2006, the Court of Appeals determined that, although there were no issues of material fact with respect to the materiality of certain information withheld from the USPTO, there remained genuine issues of material fact regarding the intent to deceive the USPTO. Accordingly, the Court of Appeals reversed the District Court’s ruling and remanded the case to the District Court for further proceedings consistent with the Court of Appeals’ decision. The District Court held a bench trial in December 2006 focused only on inequitable conduct and in February 2007 the District Court ruled in favor of Amphastar and Teva holding both the ‘618 Patent and the ‘743 Reissue Patent unenforceable by virtue of inequitable conduct before the USPTO. Sanofi-Aventis may appeal this ruling. If Sanofi-Aventis is successful in its appeal, all other remaining issues regarding invalidity, non-infringement and unenforceability could be subsequently tried by the District Court, if necessary. If Sanofi-Aventis is not successful, the ‘618 Patent and the ‘743 Reissue Patent will continue to be unenforceable.

Sandoz Patent Infringement Lawsuit

Sandoz amended the ANDA for the syringe version of M-Enoxaparin to include a paragraph IV certification stating that Sanofi-Aventis’ patents listed in the Orange Book for Lovenox are, among other things, invalid and unenforceable. In response to Sandoz’ ANDA containing the paragraph IV certification, Sanofi-Aventis brought a patent infringement suit against Sandoz in August 2006. In response to Sanofi-Aventis’ lawsuit, Sandoz asserted, among other things, claims of invalidity and/or unenforceability of the ‘743 Reissue Patent. At this time, no trial date has been set for this litigation. Sandoz has moved to dismiss the suit based upon the District Court decision in the Amphastar/Teva case, and that motion is pending.

Continuing litigation could delay or prevent the introduction of M-Enoxaparin. Sanofi-Aventis’ efforts to litigate against potential generic challengers to protect its intellectual property around Lovenox may not be limited to potential infringement of the Orange Book patents. Pharmaceutical companies frequently sue generic challengers over potential infringement of patents that are not listed in the Orange Book. Presently, we are not aware of any litigation relating to non-Orange Book patents, but there can be no assurance that Sanofi-Aventis will not initiate such litigation against us, Sandoz, Teva, Amphastar, or others in the future.

Neither Teva nor Amphastar are currently marketing a generic version of enoxaparin in the United States, nor can they market such product in the United States unless the FDA approves Amphastar’s or Teva’s respective ANDA filings.

Exclusivity

Under the Hatch-Waxman Act, the first applicant to submit an ANDA for review by the FDA that includes a paragraph IV certification may be eligible to receive a 180-day period of generic market exclusivity. Both Amphastar and Teva submitted ANDAs containing paragraph IV certifications prior to the ANDA for M-Enoxaparin. However, there may be uncertainty as to whether only Teva or Amphastar or both of Teva and Amphastar would have rights to the 180-day exclusivity period. Therefore, if one or both of their ANDAs are approved by the FDA, one or both of them may receive market exclusivity for 180 days, which, assuming M-Enoxaparin receives FDA approval, would potentially delay the commercial launch of M-Enoxaparin. Under other circumstances, the start of the exclusivity period may be delayed or may not be triggered and we may be delayed or prevented from commercially launching our M-Enoxaparin product.

M118

M118 is a novel anticoagulant drug that was rationally designed with the goal of providing improved clinical anticoagulant properties when used to support the treatment of patients diagnosed with ACS and stable angina. We believe that M118 has the potential to provide baseline anticoagulant therapy for patients with ACS or stable angina who require a coronary intervention, as well as those ACS patients who are medically managed, or do not require intervention in order to treat their condition. M118 is designed to be a reversible and monitorable anticoagulant that can be administered intravenously or subcutaneously, and has a pharmacokinetic profile similar to a LMWH. We believe that the properties of M118 have the potential to provide greater flexibility than other therapies presently used to treat patients diagnosed with ACS and stable angina.

ACS includes several diseases ranging from unstable angina, which is characterized by chest pain at rest, to acute myocardial infarction, or heart attack, which is caused by a complete blockage of a coronary artery. While some patients are initially medically managed with anti-clotting agents such as unfractionated heparin, or UFH, or LMWH, an increasing proportion of ACS patients are proceeding to early intervention such as angioplasty or coronary artery bypass grafting, or CABG. Both angioplasty and CABG require anticoagulant therapy to prevent clot formation during and immediately following the procedure. UFH is currently the foundation anti-clotting agent used in both angioplasty and CABG. No LMWHs are currently approved for use in either angioplasty or CABG. M118 is designed to be a LMWH that could be used in multiple settings, including initial medical management, angioplasty or CABG.

Description of Our Program

M118 was designed utilizing our proprietary analytical methods and technology to identify the polysaccharide sequences in heparin responsible for specific desired clinical attributes. Using this information, the design of M118 was tailored to include specific attributes that address the unmet medical needs of anticoagulation therapy in ACS, including, among others, reversibility and the ability to be monitored. The results of our preclinical animal studies suggest potential benefits of M118 over UFH and other LMWHs, including:

•       Increased efficacy.   In animal studies directly comparing M118 with UFH and other LMWHs, M118 appeared to more effectively prevent clotting of injured arteries in a rat and canine thrombosis model. The results of in vivo and in vitro experiments suggest that M118 acts at multiple points in the coagulation cascade by inhibiting both factor Xa and factor IIa and through the release of tissue factor pathway inhibitor.

•       Reversibility.   Animal study results also suggest that the anti-clotting effects of M118 are reversible by administering protamine sulfate, the standard drug used to reverse anticoagulant activity. LMWHs are not fully reversible with protamine.

•       Ability to monitor.   Due to the presence of certain saccharide sequences in M118, we believe the anti-clotting activity of M118 can be monitored by standard, point-of-care laboratory tests that detect the presence of factor IIa, or thrombin. These assays, which include activated clotting time, or ACT, are routinely used during interventional procedures. Currently, LMWHs cannot be monitored efficiently with routine laboratory tests.

In July 2006, we filed our Investigational New Drug Application, or IND, with the FDA for our M118 intravenous injection product, and in October 2006 began Phase I clinical trials which are currently ongoing. We are not currently able to estimate the timing of commercialization of M118. Based on preliminary analysis of Phase I data, M118 has demonstrated anticoagulant activity in a dose-dependent manner that is monitorable with a rapid point-of-care assay, ACT. We expect to conduct several other Phase I studies during the first half of 2007 that we expect collectively will provide us with important information on key attributes of M118, including aspects of safety, tolerability, the pharmacokinetic and pharmacodynamic profiles, and reversibility. We expect to commence Phase II clinical trials for M118 following conclusion of the Phase I studies. We expect the Phase II study will investigate the use of M118 intravenous injection in conjunction with other commonly prescribed therapeutics in the management of patients diagnosed with coronary artery disease and undergoing elective angioplasty to restore sufficient blood flow to occluded arteries. We expect the Phase II study to provide important information about the ability to use M118 as a procedural anticoagulant.

In addition, we expect to file a second IND for M118 subcutaneous injection in 2007 and, pending clearance from regulatory agencies, commence a parallel Phase I program designed to demonstrate the safety and tolerability of M118 when administered by the subcutaneous method of administration.

M356

We are applying our technology to the analysis of other complex mixture drug products beyond heparins. These include synthetic, semi-synthetic and naturally derived products that are composed of molecules that, due to their diversity, are difficult to fully characterize. M356 is targeted to be a technology-enabled generic version of Copaxone (glatiramer acetate), a complex drug consisting of a mixture of polypeptide chains.

Description of Our Program

Copaxone is indicated for the reduction of the frequency of relapses in patients with RRMS. Multiple sclerosis is a chronic disease of the central nervous system characterized by inflammation and neurodegeneration. Copaxone and several interferon beta products are among the leading products marketed for treating multiple sclerosis. In North America, Copaxone is marketed through Teva Neuroscience LLC, a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd., and distributed by Sanofi-Aventis. Teva and Sanofi-Aventis have an additional collaborative arrangement for the marketing of Copaxone in Europe and other markets, under which Copaxone is either co-promoted with Teva or is marketed solely by Sanofi-Aventis. Teva reported worldwide sales of Copaxone of approximately $1.4 billion in 2006, with approximately $0.9 billion from the U.S. market. Analysts project that annual worldwide sales of Copaxone will approach $1.9 billion in 2009. Under our 2006 Sandoz Collaboration, we and Sandoz agreed to jointly develop, manufacture and commercialize M356.

Copaxone is a complex product that was approved under the FDA’s NDA regulations. Like Lovenox, there are significant technical challenges involved in thoroughly characterizing Copaxone and in manufacturing an equivalent version, given its structure as a mixture of polypeptide chains of various lengths and sequences. We believe our technology can be applied to characterize glatiramer acetate and to develop a generic product that has the same active ingredients as Copaxone.

Legal Matters

Teva has listed six patents in the Orange Book for Copaxone, all of which expire in May 2014.

Glycoproteins

Many glycoprotein drugs are complex mixture drugs that have been approved by the FDA under the Biologic License Application, or BLA, regulatory pathway. The BLA pathway was created to review and approve applications for biologic drugs that are typically produced from living systems. BLA-approved complex mixture products include glycoproteins, or protein drugs containing sugars, such as erythropoietin, blood clotting factors and interferon beta. Presently, there is no abbreviated regulatory pathway for the approval of generic or biosimilar versions of BLA-approved products in the United States, however there are emerging guidelines in the EU. We believe that scientific progress in the analysis and characterization of complex mixture drugs is likely to play a significant role in the creation of such a U.S. regulatory pathway in the future.

The market size of protein-based drugs potentially vulnerable to generic or biosimilar competition, given projected patent expirations, is estimated to reach approximately $12 billion by 2010. Most of these products are glycoprotein drugs, which contain branched sugars that vary from molecule to molecule. These sugars impart specific biological properties to the glycoprotein drug and can often comprise a significant portion of the mass of the molecule. Given the inadequacies of standard technology, many of these glycoproteins have not been thoroughly characterized.

Description of Our Program

Our glycoprotein program is focused on extending our technology for the analysis of complex sugars to glycoproteins. The goal of the program is to facilitate the development of generic or biosimilar versions of major marketed glycoprotein drugs. In addition, we believe we can assist pharmaceutical and biotechnology companies in developing improved and next-generation versions of their branded glycoprotein products by analyzing and modifying the sugar structures contained in the products. Under our 2006 Sandoz Collaboration, we are currently applying our technology to develop two generic or biosimilar proteins in partnership with Sandoz. We refer to these two glycoprotein product candidates as M178 and M249.

M-Dalteparin

Description of Our Program

M-Dalteparin is targeted to be a technology-enabled generic version of Fragmin®, a LMWH product. Fragmin is indicated for the prevention of DVT and selected indications in ACS. In September 2005, Eisai Inc., a U.S. pharmaceutical subsidiary of Eisai Co. Ltd., obtained U.S. promotion rights to Fragmin from Pfizer Inc. Fragmin is marketed by Pfizer in Europe and by Kissei Pharmaceutical Co., Ltd. in Japan.

Similar to Lovenox, Fragmin has a description in its package insert consisting of limited measures such as molecular weight distribution, anti-Xa activity and anti-IIa activity. We believe that additional analysis is necessary to demonstrate that a generic version of Fragmin has the same active ingredients as the branded drug. Through our technology, we believe we have the ability to analyze Fragmin and develop a generic product that has the same active ingredients as Fragmin.

The M-Dalteparin program has been reprioritized in light of other more commercially attractive opportunities and we continue to assess the potential value of this program. The total cost of development and commercialization and the timing of bringing M-Dalteparin to market are subject to uncertainties relating to the market growth for Fragmin, as well as the development, regulatory and legal approval processes.

Legal Matters

The Orange Book patent listed for Fragmin expired in January 2005.

Discovery Program

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

Although significant progress has been made in the analysis of DNA and proteins, widespread analysis and application of complex sugars to drug development has been inhibited by the structural complexity of sugars and the lack of well established analytical tools and methods to analyze them. There are several technical challenges involved in thoroughly characterizing complex sugars. First, complex sugars are composed of disaccharide building blocks that are difficult to differentiate due to their unique chemical properties and subtle structural differences. Second, these building blocks can link together to form a variety of polysaccharide chains of various length and sequence and can exist in linear or branched forms. Third, complex sugars exist as heterogeneous mixtures of many similar, but chemically distinct, polysaccharide chains. A comprehensive analysis of complex sugars therefore requires a mathematical accounting for the inherent variability of the compounds. Finally, unlike DNA and proteins, complex sugars cannot be isolated and studied in large quantities for analysis.

Without being able to identify specific chemical structures contained in complex sugars, it has been difficult to associate how these chemical structures correlate to specific biological activity in the human body. As a consequence, to date the development of drugs containing sugars has been largely through a “trial-and-error” approach. We believe greater understanding of the composition and functions of complex sugar structures, as well as their roles in critical biological processes and pathways, will provide significant commercial opportunities for drug development.

Our discovery program is focused on the role that complex sugars play in biological systems, including regulating the development and progression of disease. Our initial focus is in the area of cancer, which is a disease characterized by unregulated cell growth, where we are seeking to discover sugar sequences with anti-cancer properties for development as therapeutics. Sugars play a part in the conversion of normal cells into cancerous cells, the regulation of tumor growth and tumor invasion and metastasis. We also may seek to broaden our focus in discovery to include other disease areas such as inflammation and infection. We believe that our technology can provide us with a better understanding of the role of sugars in disease, enabling us to discover novel sugar therapeutics, as well as to discover new disease mechanisms that can be targeted with small molecule drugs. We previously were applying our technology to the pulmonary delivery of proteins. However, in order to focus our resources on our key programs, we discontinued our drug delivery program during 2006.

Collaborations and Licenses

Sandoz

2003 Sandoz Collaboration

Under the terms of the 2003 Sandoz Collaboration, we and Sandoz agreed to exclusively work with each other to develop and commercialize injectable enoxaparin for any and all medical indications within the United States. In addition, we granted Sandoz an exclusive license under our intellectual property rights to develop and commercialize injectable enoxaparin for all medical indications within the United States.

Under this collaboration, Sandoz makes certain payments to us. As mutually agreed, we provide, and Sandoz pays us for, full-time equivalent scientific, technical and/or management work. Sandoz is also responsible for funding substantially all of the other ongoing development and commercialization costs and legal expenses incurred with respect to injectable enoxaparin, subject to termination rights upon reaching agreed upon limits. In addition, Sandoz will, in the event there are no third party competitors marketing a Lovenox-Equivalent Product, as defined in the agreement, provide to us a share of the profits from M-Enoxaparin. Alternatively, if there are one or more third party competitors marketing a Lovenox-Equivalent Product, Sandoz will either pay a royalty to us based on net sales of M-Enoxaparin or pay a combination of royalty payments and a share of profits, depending on certain circumstances. In addition, if certain milestones are achieved with respect to injectable enoxaparin under certain circumstances, Sandoz may also make milestone payments to us which would reach $55.0 million if all such milestones are achieved. In all of these scenarios, a portion of the development expenses and certain legal expenses which have exceeded a specified amount will be offset against the profit-sharing amounts, the royalties and the milestone payments. Sandoz may also offset a portion of any product liability costs and certain other expenses arising from patent litigation against the profit-sharing amounts, the royalties and the milestone payments.

The collaboration is governed by a joint steering committee and a joint project team, each consisting of an equal number of Sandoz and Momenta representatives. Most decisions must be made unanimously, with Sandoz collectively having one vote and us having one vote. Sandoz has sole authority to make decisions with respect to any litigation claiming that the manufacture, use or sale of the injectable enoxaparin product infringes any patents listed in the Orange Book for Lovenox. In addition, Sandoz has the sole authority to determine whether or not to launch M-Enoxaparin prior to receipt of final legal clearance from any such infringement claims, as well as determine the price at which it will sell M-Enoxaparin. Sandoz filed the ANDA for M-Enoxaparin in August 2005, which was amended in 2006 to include a paragraph IV certification.

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

2006 Sandoz Collaboration

As part of the 2006 Sandoz Collaboration, the Company entered into a Stock Purchase Agreement and an Investor Rights Agreement with Novartis Pharma AG, and the MOU with Sandoz AG. Under the terms of the Stock Purchase Agreement, Novartis Pharma AG purchased 4,708,679 shares of our common stock representing approximately 13% of our common stock outstanding after the closing, for $15.93 per share, or an aggregate purchase price of $75.0 million. The closing of the purchase and sale of the shares of common stock to Novartis Pharma AG occurred on September 6, 2006. In connection with the closing, the MOU became effective.

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

Under the terms of the MOU, we have agreed to exclusively collaborate with Sandoz AG on the development and commercialization of four follow-on and complex generic products for sale in specified regions of the world. Each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions. Sandoz AG has final decision-making authority with respect to certain development, regulatory and commercial decisions for certain products. Costs will be borne by the parties in varying proportions, depending on the type of expense and the product. We are also eligible to receive up to $188 million in milestone payments if all milestones are achieved for the four product candidates. The parties will share profits from the sale of such products in varying proportions, depending on the product. With respect to our M356 product, our profit share is fifty percent. Sandoz AG will indemnify us for various claims, and a certain portion of such costs may be offset against certain future payments received by us.

The MOU may be terminated if either party breaches the MOU or files for bankruptcy. In addition, the following termination rights apply to some of the products, on a product-by-product basis: (i) if clinical trials are required, (ii) at Sandoz AG’s convenience within a certain time period, (iii) if the parties agree, or the relevant regulatory authority states in writing, that our intellectual property does not contribute to product approval, or (iv) if Sandoz AG decides to permanently cease development and commercialization of a product. In addition, with limited exceptions, Sandoz AG may unilaterally terminate the collaboration of some of the products, on a product-by-product basis, at any time.

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

Massachusetts Institute of Technology

In December 2001, we entered into a patent license agreement with the Massachusetts Institute of Technology, or M.I.T., pertaining to the characterization and synthesis of sugars for the purpose of researching, developing and commercializing products (other than sequencing machines) and processes under the licensed patents. This agreement was subsequently amended and restated in early November 2002 and has been subsequently further amended. We entered into an additional patent license agreement with M.I.T. in late October 2002, which gave us the right to develop and commercialize sequencing machines. Subject to typical retained rights of M.I.T. and the U.S. government, these two agreements grant us various exclusive and nonexclusive worldwide licenses, with the right to grant sublicenses, under certain patents and patent applications relating to (i) methods and technologies for characterizing sugars, (ii) certain heparins, heparinases and other enzymes and (iii) synthesis methods. In January 2007, we further amended the agreements to remove a patent right that was potentially relevant to our former delivery program.

We must meet certain diligence requirements in order to maintain our licenses under the two agreements. Under the agreements, we must expend at least $1.0 to $1.2 million per year commencing in 2005 towards the research, development and commercialization of products and processes covered by the agreements. In addition, we are obligated to make first commercial sales and meet certain minimum sales thresholds of products or processes including, under the amended and restated agreement, a first commercial sale of a product or process no later than June 2013 and minimal sales of products thereafter, ranging from $0.5 million to $5.0 million annually. M.I.T. may convert the exclusive licenses granted to us under the amended and restated license agreement to non-exclusive licenses, as its sole remedy, if we fail to meet our diligence obligations. Under the license agreement covering sequencing machines, M.I.T. has the right to treat a failure by us to fulfill our diligence obligations as a material breach of the license agreement.

In exchange for the licenses granted in the two agreements, we have paid M.I.T. license issue fees and we pay annual license and maintenance fees ranging, in the aggregate, from $82,500 to $157,500. We are also required to pay M.I.T. royalties on certain products and services covered by the licenses and sold by us or our affiliates or sublicensees, a percentage of certain other income received by us from corporate partners and sublicensees, and certain patent prosecution and maintenance costs. The Company recorded $487,500, $82,500 and $117,500 as expenses related to these agreements in the years ended December 31, 2006, 2005 and 2004, respectively.

We are obligated to indemnify M.I.T. and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements, unless the losses result from the indemnified parties’ gross negligence or willful misconduct.

Each agreement expires upon the expiration or abandonment of all patents that issue and are licensed to us by M.I.T. under such agreement. The issued patents include 21 United States patents that expire between 2012 and 2023, and 39 foreign patents that expire between 2012 and 2013. We expect that additional patents will issue from presently pending patent applications. Any such patent will have a term of 20 years from the filing date of the underlying application. M.I.T. may terminate either or both agreements immediately if we cease to carry on our business, if any nonpayment by us is not cured within 60 days of written notice or if we commit a material breach that is not cured within 90 days of written notice. We may terminate either or both agreements for any reason upon six months notice to M.I.T., and, under one agreement, we can separately terminate the license under a certain subset of patent rights upon three months notice.

We have granted Sandoz a sublicense under the amended and restated license agreement to certain of the patents and patent applications licensed to us. If M.I.T. converts our exclusive licenses under this agreement to non-exclusive due to our failure to meet diligence obligations, or if M.I.T. terminates this agreement, M.I.T. will honor the exclusive nature of the sublicense we granted to Sandoz under our 2003 Collaboration Agreement so long as Sandoz continues to fulfill its obligations to us under the collaboration and license agreement we entered into with Sandoz and, if our agreement with M.I.T. is terminated, Sandoz agrees to assume our rights and obligations to M.I.T.

The Regents of the University of California through the Ernest Orlando Lawrence Berkeley National Laboratory

In November 2002, we entered into an agreement with The Regents of the University of California through the Ernest Orlando Lawrence Berkeley National Laboratory, or Lawrence Berkeley National Lab, under which we exclusively licensed certain patents and patent applications covering the metabolic synthesis of sugars and glycoconjugates. This agreement was subsequently amended in 2004 and 2005. Subject to typical retained rights of Lawrence Berkeley National Lab and the United States government, we were initially granted an exclusive license, with the right to grant sublicenses, for the synthesis, production or modification of sugars and glycoconjugates in or on biological molecules for purposes of researching, developing and commercializing products, services and processes for all human therapeutic applications, excluding the sale of research reagents. During 2005, we elected to retain the license under this broad field. Upon our request, but subject to statutory restrictions or obligations to research sponsors, Lawrence Berkeley National Lab must disclose certain information that is necessary or useful for our use of the licensed patent rights and we have a non-exclusive, royalty-free right to use such information.

Lawrence Berkeley National Lab has an obligation to notify us of certain future inventions that are available for licensing by Lawrence Berkeley National Lab prior to entering into negotiations with others. However, Lawrence Berkeley National Lab is not required to license those inventions to us, or even to negotiate with us.

In connection with this agreement, we paid certain license fees and minimum royalties and recorded $30,000, $130,000 and $10,000 as research and development expense in the years ended December 31, 2006, 2005 and 2004, respectively. License fees include $100,000 expensed and paid to Lawrence Berkeley National Lab in 2005 for the election to retain the broader field and $20,000 expensed and paid in 2003. We are also required to pay Lawrence Berkeley National Lab earned royalties on products, services and processes covered by the license and sold by us or our affiliates or sublicensees, a percentage of certain other income received by us from our sublicensees, and patent prosecution and maintenance costs. To the extent that earned royalties in any given year do not meet certain threshold amounts, we are required to make annual minimum royalty payments to Lawrence Berkeley National Lab, ranging from $30,000 to $60,000, in order to maintain the license. The research and development expenses include $30,000, $30,000 and $10,000 in annual minimum royalties that we paid and recorded as expense during the years ended December 31, 2006, 2005 and 2004, respectively.

In order to maintain our license, we must expend at least $1.0 million per year commencing with 2005 towards the research, development and commercialization of products covered by the agreement. If we fail to do so, Lawrence Berkeley National Lab may renegotiate the milestones, terminate the agreement or convert the exclusive license to a non-exclusive license. In order to maintain the broad field, we were required to and did expend an additional amount during 2005 and 2006 towards the research, development and commercialization of products and processes covered by the license.

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

We license or own a patent portfolio of 41 patent families, which presently includes 25 United States patents and 60 United States patent applications as well as foreign counterparts to certain of the United States patents and patent applications. Our patent portfolio includes issued or pending claims covering: methods and technologies for characterizing sugars and other heterogeneous mixtures; the use of certain naturally occurring heparinases, heparinase variants and other enzymes which specifically recognize polysaccharides in the characterization of sugars; methods and technologies for chemical and metabolic synthesis of sugars; the composition of matter of certain novel LMWHs, including M118, and heparinase variants; methods to produce and identify sugars associated with glycoproteins; methods to analyze and monitor glycoprotein profiles for purposes associated with the diagnosis, staging, prognosis and monitoring of cancer; and methods for the in vivo non-invasive delivery of sugars.

A significant portion of our patent portfolio covering methods and technologies for characterizing sugars consists of patents and patent applications owned and licensed to us by M.I.T. In addition, a significant portion of the claims in our patent portfolio covering the composition of matter of naturally occurring heparinases, heparinase variants and other enzymes, the use of these heparinases and enzymes in the characterization of sugars, the methods and technologies for chemical synthesis of sugars, and the composition of matter of novel low molecular weight heparins consists of patents and patent applications that are owned and licensed to us by M.I.T. The portion of our patent portfolio covering methods and technologies for metabolic synthesis of sugars consist of patents and patent applications that are owned and licensed to us by Lawrence Berkeley National Lab.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of our patent applications will result in the issuance of any patents. Moreover, any issued patent does not guarantee us the right to practice the patented technology or commercialize the patented product. Third parties may have blocking patents that could be used to prevent us from commercializing our patented products and practicing our patented technology. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or the length of the term of patent protection that we may have for our products. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our generic, biosimilar and novel products. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our novel heparin or other products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

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

Manufacturing

We do not own facilities for manufacturing any products. Although we intend to rely on contract manufacturers, we have personnel with experience in manufacturing, as well as process development, analytical development, quality assurance and quality control. Under both the 2003 Sandoz Collaboration and the 2006 Sandoz Collaboration, Sandoz is responsible for commercialization of the products covered by those agreements.

We have entered into various agreements with third party contractors for process development, analytical services and manufacturing. In each of our agreements with contractors, we retain ownership of our intellectual property and generally own and/or are assigned ownership of processes, developments, data, results and other intellectual property generated during the course of the performance of each agreement that primarily relate to our products. Where applicable, we are granted non-exclusive licenses to certain contractor intellectual property for purposes of exploiting the products that are the subject of the agreement and in a few instances we grant non-exclusive licenses to the contract manufacturers for use outside of our product area. The agreements also typically contain provisions for both parties to terminate for material breach, bankruptcy and insolvency.

Sales and Marketing

We do not currently have any sales and marketing capabilities, nor do we currently have any plans to build a sales and marketing force to support any of our products.  In order to commercialize any products that are not encompassed by the 2003 Sandoz Collaboration or 2006 Sandoz Collaboration, we must either develop a sales and marketing infrastructure or collaborate with third parties that have sales and marketing experience, and we will review these options as our other product candidates move closer to commercialization.

Competition

The development and commercialization of pharmaceutical products is highly competitive. In the event that we were to receive approval for, and market and sell M-Enoxaparin, we would face competition from Sanofi-Aventis, the company currently marketing Lovenox, and from other firms if they receive marketing approval for generic versions of Lovenox. Sanofi-Aventis may also choose to market a generic version of Lovenox itself or through an authorized third-party distributor. While there are no generic versions of Lovenox approved by the FDA to date, ANDAs have been submitted to the FDA by Amphastar and Teva, and other ANDAs or other regulatory applications may have been submitted or will be submitted in the future.

In addition, other anticoagulants used in the treatment of DVT and ACS will compete with our M-Enoxaparin product, should it be approved by the FDA. Competitive anticoagulants targeted for DVT will also compete with our M-Dalteparin product, if we choose to pursue it. These competitors include GlaxoSmithKline’s factor Xa inhibitor, Arixtra®, which is approved in multiple DVT indications and ACS, and other LMWH products. We are also aware of other anticoagulant drugs in development for the treatment of DVT, including next-generation LMWHs and several factor Xa inhibitors that are in clinical trials. These include SR-123781 and idraparinux which are being developed by Sanofi-Aventis, rivaroxaban which is being developed by Bayer AG, and dabigatran etexilate which is being developed by Boehringer Ingelheim.

Our M118 product is targeted to support treatment of patients with ACS. Potential competitors to this product include: the Medicines Company’s direct thrombin inhibitor, Angiomax®, which is approved for use in angioplasty; GlaxoSmithKline’s Arixtra, which recently received an approvable letter to treat patients with UA/NSTEMI and STEMI in ACS; and various other LMWH and unfractionated heparin products.

There are other anticoagulant drugs in development for ACS, including next-generation LMWHs and several factor Xa inhibitors, which are in clinical trials. M118 also faces competition from products other than heparins, such as anti-platelet and direct thrombin inhibitors which may be used in the treatment of ACS.

In the field of complex mixtures, there are several competitors seeking to provide additional characterization or create biosimilar, generic, and/or improved versions of marketed complex products. Neose Technologies, Inc. and GlycoFi, a wholly-owned subsidiary of Merck & Co., Inc., possess selected analytical and engineering capabilities for complex sugars which could be applied to creating biosimilar, generic, or improved versions of complex protein-based products containing sugars. Companies such as Barr Pharmaceuticals, Inc., Teva, Sandoz, BioGenerix AG, Dragon Pharmaceuticals, Inc., Stada Arzneimittel, Cangene Corporation and GeneMedix Ltd. also have disclosed intentions to develop and commercialize generic and/or improved versions of marketed protein products in the U.S. or Europe. Most of these companies have experience with manufacturing complex protein products or with commercializing generic products. There has been substantial growth in recent years in the number of generic companies looking to develop biosimilar or generic versions of protein-based products. Biotechnology and pharmaceutical companies also continue to invest significantly in better understanding their own products or creating improved versions of marketed products.

Similarly, our discovery work in oncology faces substantial competition from major pharmaceutical and other biotechnology companies that are actively working on improved and novel therapeutics. Companies competing most directly with our approach of developing sugar-based therapeutics for oncology include Progen Industries Limited. Pfizer has also conducted investigative clinical trials using Fragmin as a therapeutic drug for cancer; while there are no approved indications, selected trials are ongoing.

The field of glycobiology generally is a growing field with increased competition. However, the capabilities of the field can generally be segmented into those companies using sugars as therapeutics, companies focused on engineering or modifying sugars, including pegylation technologies, and companies focused on analytics. Among those in analytics, we are not aware of others that have similar capabilities for detailed chemical characterization of complex sugars. Procognia Limited’s technology is largely focused on analyzing proteins and their glycosylation. In addition, many major pharmaceutical and biotechnology companies such as Amgen and Biogen Idec Inc. have successfully improved products through sugar modification. Potential competitors with broad glycobiology capabilities include Neose Technologies, Inc., Keryx Pharmaceuticals and Pro-Pharmaceuticals, Inc. as well as many private, start-up pharmaceutical organizations. Many of these companies are focused on providing services to pharmaceutical companies rather than focused on drug discovery and product development.

Regulatory and Legal Matters

Government authorities in the United States, at the federal, state and local level, the European Union, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing and export and import of products such as those we are developing.

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

Clinical trials involve the administration of the investigational product to human subjects or patients in accordance with specific protocols and under the supervision of qualified investigators. Each clinical trial protocol must be submitted to the FDA as part of the IND, and an IRB at each site where the study is conducted must also approve the study. Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase I trials usually involve the initial introduction of the investigational drug into humans to evaluate the product’s safety, dosage tolerance and pharmacodynamics and, if possible, to gain an early indication of its effectiveness. Phase II trials usually involve controlled trials in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks and evaluate the preliminary efficacy of the drug for specific indications. Phase III trials usually further evaluate clinical efficacy and test further for safety in an expanded patient population. Phase I, Phase II and Phase III testing may not be completed successfully within any specified period, if at all. Furthermore, the FDA or we may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

ANDA Process

FDA approval is required before a generic equivalent of an existing brand name drug can be marketed. Such approval for products is typically obtained by submitting an ANDA to the FDA and demonstrating therapeutic equivalence. However, it is within the FDA’s regulatory discretion to determine the kind and amount of evidence required to approve a product for marketing. Although the FDA has accepted ANDAs for generic versions of Lovenox for review, the FDA could determine that therapeutic equivalence cannot be shown for M-Enoxaparin and require instead that an NDA be submitted for approval. An ANDA may be submitted for a drug on the basis that it is the same as a previously approved branded drug, also known as a listed drug. Specifically, the generic drug that is the subject of the ANDA must have the same active ingredient(s), route of administration, dosage form, and strength, as well as the same labeling, with certain exceptions, and the labeling must prescribe conditions of use that have been previously approved for the listed drug. If the generic drug product has a different route of administration, dosage form, or strength, the FDA must grant a suitability petition approving the differences(s) from the listed drug before the ANDA may be filed. The ANDA must also contain data and information demonstrating that the generic drug is bioequivalent to the listed drug, or if the application is submitted pursuant to an approved suitability petition, information to show that the listed drug and the generic drug can be expected to have the same therapeutic effect as the listed drug when administered to patients for a proposed condition of use.

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

In an ANDA submission, determination of the “sameness” of the active ingredients to those in the reference listed drug is based on the demonstration of the chemical equivalence of the components of the generic version to those of the branded product. While the standard for demonstrating chemical equivalence is relatively straightforward for small molecule drugs, it is inherently more difficult to define active ingredients for complex drugs. Under the NDA pathway, these types of drugs include such products as heparins and recombinant versions of certain hormones, among others. Due to the limited number of ANDA submissions for complex generics, the FDA has not reached a final position for demonstrating chemical equivalence for many of these products specifically, nor provided broad guidance for achieving “sameness” for complex drugs in general. In many cases, the criteria the FDA may apply are still evolving. Additionally, there is currently no abbreviated approval mechanism for protein-based products, which are generally approved under the BLA pathway. Although, to our knowledge, the FDA has not provided official guidance on the legal and scientific aspects of follow-on protein regulation, bills were introduced in Congress in 2006 and reintroduced in early 2007 intending to seek legislative approval that would provide a pathway for abbreviated approval of generic or biosimilar versions of BLA products. We anticipate this issue will be the subject of significant Congressional debate, as well as lobbying efforts by both generic and branded pharmaceutical companies.

To demonstrate bioequivalence, ANDAs generally must also contain in vivo bioavailability data for the generic and branded drugs. “Bioavailability” indicates the rate and extent of absorption and levels of concentration of a drug product in the bloodstream needed to produce a therapeutic effect. “Bioequivalence” compares the bioavailability of one drug product with another, and when established, indicates that the rate of absorption and levels of concentration of a generic drug in the body are the same as the previously approved branded drug. The studies required to demonstrate in vivo bioequivalence are generally very small, quick to complete, and involve relatively few subjects. Under current regulations, the FDA may waive requirements for in vivo bioequivalence data for certain drug products, including where bioequivalence is self evident such as injectable solutions which have been shown to contain the same active and inactive ingredients as the reference listed drug. The FDA, however, does not always waive requirements for in vivo bioequivalence data. For example, bioequivalence data was required for the M-Enoxaparin ANDA submission.

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

The timing of final FDA approval of a generic drug for commercial distribution depends on a variety of factors, including whether the applicant challenges any listed patents for the drug and/or its use and whether the manufacturer of the branded product is entitled to one or more statutory exclusivity periods, during which the FDA is prohibited from accepting or approving generic product applications. For example, submission of an ANDA for a drug that was approved under an NDA as a new chemical entity will be blocked for five years after the pioneer’s approval, or for four years after approval if the application includes a paragraph IV certification of non-infringement or invalidity against a patent applicable to the branded drug. This does not apply to M-Enoxaparin and M-Dalteparin but may apply to future generic products that we pursue. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block ANDAs from being approved on or after the patent expiration date. For example, a three-year exclusivity period may be granted for new uses or versions of previously approved drugs, if approval of such changes required the sponsor to conduct new clinical studies. In addition, the FDA may extend the exclusivity of a product by six months past the date of patent expiry or other regulatory exclusivity if the manufacturer undertakes studies on the effect of their product in children, a so-called pediatric extension.

Post-Approval Requirements

After regulatory approval of a product is obtained, we are required to comply with a number of post-approval requirements. For example, as a condition of approval of an NDA or BLA, the FDA may require post-marketing testing and surveillance to monitor the product’s safety or efficacy. Proposed legislation, if enacted, could expand our post-approval regulatory obligations, and the cost of complying with such obligations.

In addition, holders of an approved NDA, BLA, or ANDA are required to report certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes certain procedural, substantive and recordkeeping requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We use, and will continue to use in at least the near term, third-party manufacturers to produce our products in clinical and commercial quantities. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct.

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

If there is a patent listed for the branded drug in the FDA’s Orange Book at the time of submission of the ANDA or at any time before the ANDA is approved the generic company’s ANDA must include one of four types of patent certification with respect to each listed patent. If the applicant seeks approval to market the generic equivalent prior to the expiration of a listed patent, the generic company includes a certification asserting that the patent is invalid, unenforceable and/or not infringed, a so-called “paragraph IV certification.”  After receiving notice from the FDA that its application is acceptable for review, or immediately if the ANDA has been amended to include a paragraph IV certification after the application was submitted to the FDA, the generic applicant is required to send the patent owner and the holder of the NDA for the brand-name drug notice explaining why it believes that the listed patents in question are invalid, unenforceable or not infringed. If the patent holder commences a patent infringement lawsuit within 45 days of receipt of such notice, the Hatch-Waxman Act provides for an automatic stay on the FDA’s ability to grant final approval of the ANDA for the generic product, generally for a period of 30 months. A 30-month stay may be shortened or lengthened by the court if the court finds that a party has failed to reasonably cooperate in expediting the action. Moreover, the court may, before expiration of the stay, issue a preliminary injunction prohibiting the commercial sale of the generic drug until the court rules on the issues of validity, infringement, and enforceability. If the district court finds that the relevant patent is invalid, unenforceable, or not infringed, such ruling terminates the 30-month stay on the date of the judgment. If the court rules that the patent is valid, enforceable, and infringed, approval of the ANDA may not be granted prior to the expiration of the patent. In addition, if the challenged patent expires during the 30-month period, the FDA may grant final approval for the generic drug for marketing, if the FDA has determined that the application meets all technical and regulatory requirements for approval and there are no other obstacles to approval.

In most cases, patent holders may only obtain one 30 month stay with respect to patents listed in the Orange Book. Specifically, for ANDAs with paragraph IV certifications to a patent listed for the branded drug in the Orange Book on or after August 18, 2003, a single 30-month stay is available for litigation related to that patent only if the patent was submitted to the FDA before the date that the ANDA (excluding an amendment or supplement) was submitted. In other words, 30-months stays are not triggered by later listed patents submitted to the FDA on or after the date the ANDA application was submitted. Because of this limitation, in most cases ANDAs will be subject to no more than one 30-month stay.

Under the Hatch-Waxman Act, the first ANDA applicant to have submitted a substantially complete ANDA that includes a paragraph IV certification may be eligible to receive a 180-day period of generic market exclusivity during which the FDA may not approve any other ANDA for the same drug product.

However, this exclusivity does not prevent the sponsor of the innovator drug from selling an unbranded “authorized generic” version of its own product during the 180-day exclusivity period. This period of market exclusivity may provide the patent challenger with the opportunity to earn a return on the risks taken and its legal and development costs and to build its market share before other generic competitors can enter the market. Under the Hatch-Waxman law, as amended by the Medicare Modernization Act of 2003, or MMA, there are a number of ways an applicant who has filed an ANDA after the date of the MMA may forfeit its 180-day exclusivity, including if the ANDA is withdrawn or if the applicant fails to market its product within the specified statutory timeframe. In addition, For ANDAs filed after the MMA was enacted, it is possible for more than one ANDA applicant to be eligible for 180-day exclusivity. This occurs when multiple “first” applicants submit substantially complete ANDAs with paragraph IV certifications on the same day.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products when we enter those markets. Whether or not we obtain FDA approval for a product, we must obtain approval of a clinical trial application or product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

Employees

We believe that our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2006, we had 153 employees, including a total of 40 employees who hold M.D. or Ph.D. degrees. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

Item 1A.                RISK FACTORS

Statements contained or incorporated by reference in this Annual Report on Form 10-K that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, general and administrative expenses, research and development expenses, current and future development and manufacturing efforts, regulatory filings, clinical trial results and the sufficiency of our cash for future operations. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms.

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

We have incurred significant losses since our inception in May 2001. At December 31, 2006, our accumulated deficit was approximately $125.5 million. We have not generated revenues from the sale of any products to date. We expect that our annual operating losses will increase over the next several years as we expand our drug commercialization, development and discovery efforts. To become profitable, we must successfully develop, and obtain regulatory approval for, our existing drug candidates, and effectively manufacture, market and sell any drugs we develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

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

In accordance with our 2003 Sandoz Collaboration, Sandoz submitted an ANDA to the FDA on August 29, 2005 seeking approval to market M-Enoxaparin in the United States. FDA approval of an ANDA is required before marketing of a generic equivalent of a drug previously approved under an NDA. If we are unable to satisfactorily demonstrate therapeutic equivalence, if the FDA disagrees with our characterization approach or does not agree that M-Enoxaparin is equivalent to Lovenox, or if we otherwise fail to meet FDA requirements for the ANDA (including but not limited to manufacturing and bioequivalence requirements) or obtain FDA approval for, and successfully commercialize, M-Enoxaparin, we may never realize revenue from this product and we may have to curtail our other product development programs. As a result, our business would be materially harmed.

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

Currently, Sanofi-Aventis has two listed patents for Lovenox in the Orange Book, the ‘618 Patent and the ‘743 Reissue Patent. Sanofi-Aventis has reported that the claims of the ‘618 Patent are identical or substantially identical to the corresponding claims of the ‘743 Reissue Patent. According to Sanofi-Aventis, by operation of law, the ‘618 Patent ceases to exist and has been replaced by the ‘743 Reissue Patent. According to the Orange Book, the ‘743 Reissue Patent expires February 14, 2012.

Sanofi-Aventis has brought lawsuits for patent infringement; one against Amphastar and Teva, and a second, separate patent infringement lawsuit pending against Sandoz.

Amphastar/Teva Patent Infringement Lawsuit

In September 2003, prior to issuance of the’743 Reissue Patent, Sanofi-Aventis announced that it received individual notices from Amphastar and Teva indicating that each had submitted with the FDA its own ANDA with a paragraph IV certification for enoxaparin. Sanofi-Aventis sued Amphastar and Teva for patent infringement, and in response Amphastar and Teva asserted claims of non-infringement, invalidity and/or unenforceability of the ‘618 Patent, as well as various counterclaims, and sought related declaratory judgment relief against Sanofi-Aventis.  In September 2005, Amphastar and Teva each subsequently amended their own ANDA to include a second paragraph IV certification for the ‘743 Reissue Patent.

On June 16, 2005, the District Court granted summary judgment in the Amphastar/Teva case, finding that the ‘743 Reissue Patent was unenforceable due to Aventis’ inequitable conduct before the United States Patent and Trademark Office, or USPTO. Thereafter, Sanofi-Aventis appealed the decision to the U.S. Court of Appeals for the Federal Circuit, or the Court of Appeals. On April 10, 2006, the Court of

Appeals determined that, although there were no issues of material fact with respect to the materiality of certain information withheld from the USPTO, there remained genuine issues of material fact regarding the intent to deceive the USPTO. Accordingly, the Court of Appeals reversed the District Court’s ruling and remanded the case to the District Court for further proceedings consistent with the Court of Appeals’ decision. The District Court held a bench trial in December 2006 focused only on inequitable conduct. On February 7, 2007, the District Court ruled in favor of Amphastar and Teva holding both the ‘618 Patent and the ‘743 Reissue Patent unenforceable by virtue of inequitable conduct before the USPTO. Sanofi-Aventis may appeal this ruling. If Sanofi-Aventis is successful in its appeal, all other remaining issues regarding invalidity, non-infringement and unenforceability could be subsequently tried by the District Court, if necessary.

Sandoz Patent Infringement Lawsuit

In August 2005, Sandoz filed an ANDA with the FDA to obtain approval for the commercial manufacture, use and sale of enoxaparin. In 2006, Sandoz amended its ANDA by filing with the FDA a paragraph IV certification, stating, among other things, that the ‘618 Patent and ‘743 Reissue Patent are invalid and unenforceable. Sanofi-Aventis brought a patent infringement suit against Sandoz in August 2006. In response to Sanofi-Aventis’ lawsuit, Sandoz asserted, among other things, claims of invalidity and/or unenforceability of the ‘743 Reissue Patent. At this time, no trial date has been set for this litigation. Sandoz has moved to dismiss the suit based upon the District Court decision in the Amphastar/Teva case, and that motion is pending.

Continuing litigation could delay or prevent the introduction of M-Enoxaparin and Sanofi-Aventis’ efforts to litigate against potential generic challengers to protect its intellectual property around Lovenox may not be limited to enforcement of the ‘743 Reissue Patent. Pharmaceutical companies also frequently sue generic challengers over potential infringement of patents that are not listed in the Orange Book. Presently, we are not aware of any litigation relating to non-Orange Book patents, but it is possible that Sanofi-Aventis will initiate such litigation against us, Sandoz, Teva, Amphastar, or others in the future. If Sanofi-Aventis were to initiate litigation relating to a non-Orange Book patents, this litigation could significantly delay, impair or prevent our ability to commercialize M-Enoxaparin and our business would be materially harmed.

Under our 2003 Sandoz Collaboration, in most circumstances, the decision as to when to begin marketing M-Enoxaparin will be determined jointly by us and Sandoz. Sandoz, however, has sole discretion over the decision as to when to begin marketing M-Enoxaparin under certain circumstances. Sandoz could decide to market M-Enoxaparin prior to final resolution of either the Teva and Amphastar or Sandoz litigation matters, which could result in significant damages, including possibly treble damages, in the event Sanofi-Aventis is successful in either patent litigation case. Although Sandoz has agreed to indemnify us for patent liability damages, Sandoz’s has the right to offset certain of these liabilities against the profit-sharing amounts, the royalties and the milestone payments otherwise due to us from the marketing of M-Enoxaparin.

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

If other generic versions of enoxaparin are approved and successfully commercialized, our business would suffer.

In March 2003, Amphastar and Teva each submitted ANDAs for generic versions of Lovenox with the FDA. In addition, other third parties, including without limitation Sanofi-Aventis, may seek approval to market generic versions of Lovenox in the United States. If a competitor obtains FDA approval or obtains licenses from Sanofi-Aventis to market an authorized generic, the resulting financial returns to us would be materially adversely affected. Under these circumstances, we may not gain any competitive advantage and the resulting market price for our M-Enoxaparin product may be lower, we may be delayed from commercial launch or we may not be able to launch our product at all. Also, we may never achieve significant market share for M-Enoxaparin if one or more third parties markets generic versions of Lovenox. Under the Hatch-Waxman Act, any developer of a generic drug that is first to have its ANDA accepted for review by the FDA, and whose submission includes a paragraph IV certification, is eligible to receive a 180-day period of generic market exclusivity. Sandoz was not the first applicant to file an enoxaparin ANDA with a paragraph IV certification, so we will be forced to wait until the expiration of Teva and/or Amphastar’s exclusivity period before the FDA will be able to finally approve our application. As a result, Teva and/or Amphastar may have the opportunity to establish long term supply agreements with institutional customers before we can enter the market, which would hinder our ability to penetrate the market for generic enoxaparin products.

The 2003 Sandoz Collaboration contains terms which specify the sharing of commercial returns of M-Enoxaparin between us and Sandoz. Under circumstances when one or more third parties successfully commercialize a generic version of Lovenox, significantly less favorable economic terms would be triggered under our collaboration with Sandoz. Consequently, if other generic versions of Lovenox are approved and commercialized, our revenues for M-Enoxaparin would be reduced and, as a result, our business, including our near-term financial results and our ability to fund future discovery and development programs, would suffer.

If our other generic versions of our generic and novel drug products are approved and successfully commercialized, our business would suffer.

We expect that certain of our generic product candidates may face intense and increasing competition from other manufacturers of generic and/or branded products. As patents for branded products and related exclusivity periods expire, manufacturers of generic products may receive regulatory approval for generic equivalents and may be able to achieve significant market penetration. As this happens, or as branded manufacturers launch authorized generic versions of such products, market share, revenues and gross profit typically decline, in some cases, dramatically. If any of our generic product offerings, including M-Enoxaparin, enter markets with a number of competitors, we may not achieve significant market share, revenues or gross profit. In addition, as other generic products are introduced to the markets in which we participate, the market share, revenues and gross profit of our generic products could decline.

We utilize new technologies in the development of some of our products that have not been reviewed or accepted by regulatory authorities.

Some of our products in current or future development, including M-Enoxaparin and M356, may be based on new technologies that have not previously been formally reviewed or accepted by the FDA or other regulatory authorities. It is possible that the FDA’s review and acceptance of our technologies may take time and resources, require independent third-party analysis or not be accepted by the FDA and other regulatory authorities. For some of our products, the regulatory approval path and requirements may not be clear, which could add significant delay and expense. Delays or failure to obtain regulatory approval of any of the products that we develop would adversely affect our business.

If we experience manufacturing difficulties or are unable to obtain sufficient quantities of raw materials or manufacture sufficient quantities of M-Enoxaparin, our development and commercialization efforts may be materially harmed.

We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend upon third parties to provide raw materials, manufacture the drug substance, produce the final drug product and provide certain analytical services with respect to M-Enoxaparin. We or our third party contractors may have difficulty meeting FDA manufacturing requirements, including but not limited to, reproducibility, validation and scale-up, and continued compliance with current good manufacturing practices requirements. In addition, we or our third party contractors may have difficulty producing M-Enoxaparin in the quantities necessary to meet anticipated market demand. If we are unable to satisfy the FDA requirements for approval or to produce M-Enoxaparin in sufficient quantities to meet the requirements for the launch of the product or to meet future demand, our revenues and gross margins could be adversely affected.

We will need to develop or acquire additional technologies as part of our efforts to analyze the chemical composition of complex mixtures other than heparins.

To date, our analytical techniques and methods have been primarily focused on the characterization of complex mixtures composed of linear sugars, such as those found in the heparin class of drugs. In order to adequately analyze other complex mixtures, such as glycoproteins, we will need to develop or acquire new technologies. Our inability to develop or acquire and apply these new technologies would impair our ability to assist biotechnology companies in developing improved and next-generation versions of existing products, and limit our ability to perform the analysis that we believe may be required to enable biosimilar or equivalent versions of these biologics. Our inability to develop or acquire additional technology for the characterization of complex mixtures other than heparins could reduce the likelihood of our success developing other products.

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

If we are unable to establish and maintain key customer arrangements, sales of our products, and therefore revenues, would decline.

Generic pharmaceutical products are sold through various channels, including retail, mail order, and to hospitals through group purchasing organizations, or GPOs. As enoxaparin is primarily a hospital-based product, we expect to derive a large percentage of our future revenue for M-Enoxaparin through contracts with GPOs. Currently, a relatively small number of GPOs control a substantial portion of generic pharmaceutical sales to hospital customers. In order to establish and maintain contracts with these GPOs, we believe that we, in collaboration with Sandoz, will need to maintain adequate drug supplies, remain price competitive, comply with FDA regulations and provide high-quality products. The GPOs with whom we hope to establish contracts may also have relationships with our competitors and may decide to contract for or otherwise prefer products other than ours, limiting access of M-Enoxaparin to certain hospital segments. Our sales could also be negatively affected by any rebates, discounts or fees that are required by our customers, including the GPOs, wholesalers, distributors, retail chains or mail order services, to gain and retain market acceptance for our products. M356 is primarily distributed through retail channels and mail order services. If we are unable to establish and maintain arrangements with all of these customers, future sales of our products, including M-Enoxaparin and M356, our revenues and our profits would suffer.

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

As of December 31, 2006, we had cash, cash equivalents and marketable securities totaling $191.3 million. For the twelve months ended December 31, 2006, we had a net loss of $51.9 million and used cash in operating activities of $25.2 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our drug candidates, as well as funds necessary to manufacture and market any products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements may vary depending on the following:

•       the timing of FDA approval of the products of our competitors;

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

We are dependent on the members of our senior management team for our business success. Our employment arrangements with our executive officers are terminable by either party on short notice or no notice. We do not carry life insurance on the lives of any of our personnel. The loss of any of our executive officers would result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and approval of our product candidates. In addition, our growth will require us to hire a significant number of qualified scientific and administrative personnel. There is intense competition from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, for human resources, including management, in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful development and commercialization of our product candidates.

There is a substantial risk of product liability claims in our business. If our existing product liability insurance is insufficient, a product liability claim against us that exceeds the amount of our insurance coverage could adversely affect our business.

Our business exposes us to significant potential product liability risks that are inherent in the development, manufacturing and marketing of human therapeutic products. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in a recall of our products or a change in the indications for which they may be used. While we currently maintain product liability insurance coverage that we believe is adequate for our current operations, we cannot be sure that such coverage will be adequate to cover any incident or all incidents. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain sufficient insurance at a reasonable cost to protect us against losses that could have a material adverse effect on our business. These liabilities could prevent or interfere with our product development and commercialization efforts.

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

We may acquire or make investments in companies or technologies that could adversely effect our business and financial results.

We may in the future acquire or invest in companies, products and technologies. Such transactions involve a number of risks, including:

•       we may find that the acquired company or assets do not further our business strategy, or that we overpaid for the company or assets, or that economic conditions change, all of which may generate a future impairment charge;

•       difficulty integrating the operations and personnel of the acquired business, and difficulty retaining the key personnel of the acquired business;

•       difficulty incorporating the acquired technologies;

•       difficulties or failures with the performance of the acquired technologies or drug products;

•       we may face product liability risks associated with the sale of the acquired company’s products;

•       disruption or diversion of management’s attention by transition or integration issues and the complexity of managing diverse locations;

•       difficulty maintaining uniform standards, internal controls, procedures and policies;

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

The consideration paid in connection with an acquisition also affects our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any acquisition. To the extent we issue shares of stock or other rights to purchase stock, including options or other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.

Risks Relating to Development and Regulatory Approval

If we are not able to demonstrate therapeutic equivalence for our generic versions of complex drugs, including M-Enoxaparin, to the satisfaction of the FDA, we will not obtain regulatory approval for commercial sale of our generic product candidates, and our future results of operations will be adversely affected.

Our future results of operations depend, to a significant degree, on our ability to obtain regulatory approval for and commercialize generic versions of complex drugs, including M-Enoxaparin. We will be required to demonstrate to the satisfaction of the FDA, among other things, that our generic products contain the same active ingredients, are of the same dosage form, strength and route of administration as the branded products upon which they are based, and meet compendial or other applicable standards for strength, quality, purity and identity, including potency. In addition, we will be required to conduct in vivo studies to demonstrate that our generic versions of complex drugs are bioequivalent, meaning generally that there are no significant differences between the generic drug and its branded counterpart with respect to the rate and extent to which the active ingredients are absorbed and become available at the site of drug action.

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

In the event that the FDA modifies its current standards for therapeutic equivalence with respect to generic versions of Lovenox or other complex drug products, does not establish standards for interchangeability for generic versions of complex drug products, or requires us to conduct clinical trials or other lengthy processes, the commercialization of some of our development candidates could be delayed or prevented. Delays in any part of the process or our inability to obtain regulatory approval for our products could adversely affect our operating results by restricting or significantly delaying our introduction of new products.

If the FDA is not able to establish specific guidelines or arrive at a consensus regarding the scientific analyses required for characterizing biosimilar or generic versions of complex protein drugs, and if the U.S. Congress does not take action to create an abbreviated regulatory pathway for protein products, then the uncertainty about the value of our glycoprotein program will be increased.

The regulatory climate for generic and biosimilar versions of protein products remains uncertain. Although there has been recent legislative activity, there is currently no established statutory or regulatory pathway for approval of biosimilar or generic versions of most protein drugs. The FDA has approved the majority of protein products under the Public Health Service Act, or PHSA, through the use of BLAs. Unlike drugs approved through the submission of NDAs under section 505 of the Federal Food, Drug, and Cosmetic Act, or the FDCA, there is no provision in the PHSA for an abbreviated BLA approval pathway, and the FDA has stated it does not believe it has the authority to rely on prior BLA approvals or on their underlying data to approve a biosimilar product. Moreover, even for proteins originally approved as NDAs, there is uncertainty as to what data the FDA may deem is necessary to demonstrate the sameness required for approval of an ANDA under section 505(j) of the FDCA. In addition, there has been opposition to the FDA’s use of section 505(b)(2), which allows an applicant to rely on information from published scientific literature and/or a prior approval of a similar drug, to approve similar or follow-on versions of protein and other complex drug products approved under section 505 of the FDCA.

Although the FDA has previously stated its intention to draft guidance that is broadly applicable to follow-on protein products, the agency has not issued such guidance to date and may never do so. Protracted timelines and failure of the FDA to establish standards for approval of generic or biosimilar protein products or of the U.S. Congress to enact legislation establishing an abbreviated pathway for approval for biosimilar or generic products to approved BLA products could reduce the value of, or render obsolete, our glycoprotein program.

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

•       preclinical studies or clinical trials may produce negative or inconclusive results, and we may be required to conduct additional preclinical studies or clinical trials or we may abandon projects that we expect to be promising;

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

The results from preclinical testing of a development candidate may not predict the results that will be obtained in human clinical trials.  If we are required to conduct additional clinical trials or other testing of M118 or our product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other tests, or if the results of these trials are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for our drug candidates or we may not be able to obtain marketing approval at all. Our product development costs will also increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products. If any of this occurs, our business will be materially harmed.

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

Even after approval, any drug products we develop will be subject to ongoing regulatory review, including the review of clinical results which are reported after our drug products are made commercially available. In addition, the manufacturer and manufacturing facilities we use to produce any of our drug candidates will be subject to periodic review and inspection by the FDA. We will be required to report any serious and unexpected adverse experiences and certain quality problems with our products and make other periodic reports to the FDA. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. Certain changes to an approved product, including in the way it is manufactured or promoted, often require prior FDA approval before the product as modified may be marketed. If we fail to comply with applicable continuing regulatory requirements, we may be subject to warning letters, civil penalties, suspension or withdrawal of regulatory approvals, product recalls and seizures, injunctions, operating restrictions and/or criminal prosecutions and penalties. In addition, neither we, nor any of our third-party collaborators, are permitted to employ in any capacity, any individual who has been debarred under the FDA’s Application Integrity Policy, and if such person is or has been so employed, the FDA may delay its review and approval of some or all of our applications, reject certain studies, withdraw approval of our applications, and take other adverse administrative action against us.

If third-party payors do not adequately reimburse customers for any of our approved products, they might not be purchased or used, and our revenues and profits will not develop or increase.

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

Many manufacturers of branded products have increasingly used legislative, regulatory and other means to delay competition from manufacturers of generic drugs. These efforts have included:

•       settling patent lawsuits with generic companies, resulting in such patents remaining an obstacle for generic approval by others;

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

In February 2003, Aventis filed a Citizen Petition with the FDA requesting that the FDA withhold approval of any ANDA for a generic version of Lovenox until and unless the FDA determines that the manufacturing process used by the generic applicant is equivalent to the process used to make Lovenox, or until the generic applicant demonstrates through clinical trials that its product is equally safe and effective as Lovenox, and unless the generic product is shown to contain a specific molecular structure. Teva, Amphastar, and others have filed comments opposing the Petition, and Aventis has filed at least three supplements and numerous reply comments in support of its Petition. The FDA has yet to rule on the Petition, and if the FDA ultimately grants the Petition, we and Sandoz may be unable to obtain approval of our ANDA for M-Enoxaparin, which would materially harm our business.

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

Our research and development involves, and may in the future involve, the use of hazardous materials and chemicals and certain radioactive materials and related equipment. For the years ended December 31, 2006, 2005 and 2004, we spent approximately $31,000, $19,000, and $25,000, respectively, in order to comply with environmental and waste disposal regulations. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Although we maintain workers’ compensation insurance as prescribed by the Commonwealth of Massachusetts and, for claims not covered by workers’ compensation insurance, employer’s liability insurance, to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

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

We may need to resort to litigation to enforce a patent issued to us or to determine the scope and validity of third-party patent or other proprietary rights in jurisdictions where we intend to market our products, including the United States, the European Union, and many other foreign jurisdictions. Alternatively, we may be subject to claims of patent infringement in jurisdictions where we intend to market our products. The cost to us of any litigation or other proceeding relating to determining the validity of intellectual property rights, even if resolved in our favor, could be substantial and could divert our management’s efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they may have substantially greater resources. Moreover, the failure to obtain a favorable outcome in any litigation in a jurisdiction where there is a claim of patent infringement could significantly delay marketing of our products in that particular jurisdiction. The costs and uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

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

Under our 2003 Sandoz Collaboration, we and Sandoz agree to exclusively work with each other in the development and commercialization of injectable enoxaparin within the United States. We also granted to Sandoz the right to negotiate additional rights for certain products under certain circumstances. Under our 2006 Sandoz Collaboration, we and Sandoz agree to exclusively work with each other in the development and commercialization of four follow-on and complex generic products for sale in specified regions of the world, M356 and the expansion of M-Enoxaparin activity into the European Union.

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

We depend on third parties for the manufacture of products. If in the future we encounter difficulties in our supply or manufacturing arrangements, our business may be materially adversely affected.

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

We may need or elect to enter into alliances or collaborations with other companies to supplement and enhance our own capabilities or fund our development efforts. If we are unsuccessful in forming or maintaining these alliances on favorable terms, or if any collaborative partner terminates or fails to perform its obligations, our business could be adversely affected.

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

In addition to relying on a third party for its capabilities, we may depend on our alliances with other companies to provide substantial additional funding for development and potential commercialization of our drug candidates. We may not be able to obtain funding on favorable terms from these alliances, and if we are not successful in doing so, we may not have sufficient funds to develop a particular drug candidate internally, or to bring drug candidates to market. Failure or delays in bringing our drug candidates to market will reduce their competitiveness and prevent us from generating sales revenues, which may substantially harm our business.

Furthermore, in an effort to continually update and enhance our proprietary technology platform we enter into agreements with other companies to develop, license, acquire and/or collaborate on various technologies. If we are unable to enter into the desired agreements, if the agreements do not yield the intended results or if the agreements terminate, we may need to find alternative approaches to such technology needs.

If any of these occur, the development and commercialization of one or more drug candidates could be delayed, curtailed or terminated, any of which may adversely affect our business.

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

General Company Related Risks

Our directors, executive officers and major stockholders have substantial influence or control over matters submitted to stockholders for approval that could delay or prevent a change in corporate control.

Our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 41% of our outstanding common stock as of December 31, 2006. As a result, these stockholders, if acting together, may have the ability to determine the outcome of or influence matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

The stock market in general and the market prices for securities of biotechnology companies in particular have experienced extreme volatility that often have been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock has been, and is likely to continue to be, volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•       failure to obtain FDA approval for M-Enoxaparin or other adverse FDA decisions relating to M-Enoxaparin, including the FDA requiring clinical trials as a condition to M-Enoxaparin approval;

•       FDA approval of other ANDAs for generic versions of Lovenox;

•       litigation involving our company or our general industry or both;

•       a decision in favor of Sanofi-Aventis in either of the current patent litigation matters, or a settlement related to either of those cases;

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

Item 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.                        PROPERTIES

As of March 1, 2007, pursuant to our sublease agreements, we are leasing a total of approximately 100,800 square feet of office and laboratory space in two buildings in Cambridge, Massachusetts:

Property Location	Approximate Square Footage	Use	Lease Expiration Date
675 West Kendall Street Cambridge, Massachusetts 02142	78,500	Laboratory & Office	04/30/2011
300 Third Street, Cambridge, Massachusetts 02142	22,300	Laboratory & Office	04/30/2011

Item 3.                        LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to June 2004, there was no established market for our common stock. Since June 22, 2004, our common stock has been traded on the NASDAQ National and Global Markets under the symbol “MNTA.” The following table sets forth the high and low last sale prices of our common stock for the periods indicated, as reported on the NASDAQ Global Market:

Quarter ended	High	Low
March 31, 2005	$8.73	$6.55
June 30, 2005	20.45	7.60
September 30, 2005	30.99	19.20
December 31, 2005	29.06	18.33
March 31, 2006	25.05	18.78
June 30, 2006	19.09	11.76
September 30, 2006	18.02	10.76
December 31, 2006	18.18	13.05

Holders

On March 1, 2007, the approximate number of holders of record of our common stock was 58 and the approximate number of beneficial holders of our common stock was 2,245.

Dividends

We have never declared or paid any cash dividends on our common stock. We anticipate that, in the foreseeable future, we will continue to retain any earnings for use in the operation of our business and will not pay any cash dividends.

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders.

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

From June 25, 2004 to December 31, 2006, we have expended all of the $35.3 million in net proceeds of the Offering. Such proceeds were primarily expended on: our operating activities, including research and development expenses; our development programs, including M-Enoxaparin, M118, M-Dalteparin and M356; our discovery programs, including pulmonary delivery, oncology and technology development; and other general corporate purposes. We utilized approximately $34.0 million to fund our operations, and approximately $1.3 million to make principal payments on our equipment lease obligations and line of credit.

None of the net proceeds were directly or indirectly paid to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

Item 6.                        SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to our statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 are derived from our audited financial statements included in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2003, 2002 and the period from inception through December 31, 2001 and the balance sheet data as of December 31, 2004, 2003, 2002 and 2001 are derived from our audited financial statements, which are not included herein. Historical results are not necessarily indicative of future results. See the notes to the consolidated financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per common share. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found at “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which are included elsewhere in this Annual Report on Form 10-K.

Momenta Pharmaceuticals, Inc.
Selected Financial Data

						Period from
						Inception (May 17,
						2001)
	Year Ended December 31,					through December 31,
	2006	2005	2004	2003	2002	2001
	(In thousands, except per share information)
Statements of Operations Data:
Collaboration revenue	$15,999	$13,011	$7,832	$1,454	$—	$—
Operating expenses:
Research and development	46,916	23,710	15,722	5,347	2,174	206
General and administrative	28,466	14,059	6,751	4,083	2,712	167
Total operating expenses	75,382	37,769	22,473	9,430	4,886	373
Loss from operations	(59,383)	(24,758)	(14,641)	(7,976)	(4,886)	(373)
Interest income	7,974	3,353	605	74	17	2
Interest expense	(504)	(257)	(39)	(43)	—	—
Net loss	(51,913)	(21,662)	(14,075)	(7,945)	(4,869)	(371)
Deemed dividend related to beneficial conversion feature of Series C redeemable convertible preferred stock	—	—	(20,389)	—	—	—
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	—	(1,852)	(1,898)	(520)	(22)
Net loss attributable to common stockholders	$(51,913)	$(21,662)	$(36,316)	$(9,843)	$(5,389)	$(393)
Basic and diluted net loss per share attributable to common stockholders	$(1.62)	$(0.79)	$(2.56)	$(5.02)	$(5.70)	$(6.74)
Shares used in computing basic and diluted net loss per share attributable to common stockholders	32,103	27,283	14,177	1,961	946	58

	As of December 31,
	2006	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$22,351	$25,890	$11,678	$4,613	$1,471	$181
Marketable securities	168,914	130,364	41,943	7,994	—	—
Working capital	185,299	155,661	54,154	13,044	633	(128)
Total assets	216,385	171,101	64,330	16,084	2,500	184
Line of credit obligations—net of current portion	738	1,621	1,105	372	—	—
Capital lease obligations—net of current portion	3,998	1,375	—	—	—	—
Lease financing liability—net of current portion	2,321	—	—	—	—	—
Redeemable convertible preferred stock	—	—	—	27,225	6,427	22
Accumulated deficit	(125,519)	(73,606)	(51,944)	(15,628)	(5,785)	(396)
Total stockholders’ equity (deficit)	$182,591	$160,155	$56,993	$(13,779)	$(4,831)	$(148)

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the identification of certain trends and other statements that may predict or anticipate future business or financial results. There are important factors that could cause our actual results to differ materially from those indicated. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Business Overview

We are a biotechnology company specializing in the detailed structural analysis of complex mixture  drugs. We apply our technology to the development of generic versions of complex drug products as well as to the discovery and development of novel drugs. Through detailed analysis of the molecular structure of complex sugars and other complex mixtures, we believe our proprietary technology enables us to define the specific sequences contained in complex drugs, including those structures that had previously not been described due to a lack of available technology. We apply our technology to the discovery and development of novel drugs through gaining a deeper understanding of the role of sugars in disease, such as the roles that complex sugars play in cellular function, disease and drug action based on our analytical capabilities. With our capabilities, we have developed a diversified pipeline of complex generic and novel drug candidates, as well as a novel drug discovery program.

Our business strategy is to apply our technology to develop generic versions of complex drugs, such as M-Enoxaparin and M356, to generate product revenue which will contribute to funding our novel drug discovery and development programs. Over the long term, we expect to generate additional value by leveraging our understanding of sugars to create novel therapeutics, which address critical unmet medical needs in a wide range of disease areas, including oncology, cardiovascular disease, infectious disease, inflammation and immunology.

Our most advanced product candidate, M-Enoxaparin, is designed to be a technology-enabled generic version of Lovenox®, a widely prescribed low molecular weight heparin, or LMWH. In 2003, we formed a collaboration, the 2003 Sandoz Collaboration, with Sandoz N.V. and Sandoz Inc., collectively Sandoz, affiliates of Novartis AG, to jointly develop, manufacture and commercialize M-Enoxaparin. On August 29, 2005, Sandoz submitted an Abbreviated New Drug Application, or ANDA, to the FDA for M-Enoxaparin, which was amended in 2006 to include a paragraph IV certification stating that Sanofi-Aventis’ patents listed in the FDA’s listing of approved drug products, the Orange Book, for Lovenox are, among other things, invalid or unenforceable. In July 2006, we entered into a series of agreements with Novartis AG and Sandoz AG, including a Memorandum of Understanding, or MOU, with Sandoz AG, collectively referred to as the 2006 Sandoz Collaboration. Under the terms of the MOU, we expanded the geographic markets covered by our collaboration efforts related to M-Enoxaparin to include the European Union and further agreed to exclusively collaborate with Sandoz AG on the development and commercialization of three other biosimilar and complex generic products.

Since our inception in May 2001, we have incurred annual net losses. As of December 31, 2006, we had an accumulated deficit of $125.5 million. We recognized net losses of $51.9 million, $21.7 million and $14.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. We expect to incur substantial and increasing losses for the next several years as we develop our product candidates, expand our research and development activities and prepare for the commercial launch of our product candidates. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

Since our inception, we have had no revenues from product sales. Our revenues for the years ended December 31, 2006, 2005 and 2004 of $16.0 million, $13.0 million and $7.8 million, respectively, have been derived from our 2003 Sandoz Collaboration and primarily consist of amounts earned by us for reimbursement by Sandoz of research and development services and development costs for M-Enoxaparin.  In June 2004, we completed an initial public offering of our common stock, the net proceeds of which were $35.3 million after deducting underwriters’ discounts and expenses. In July 2005, we raised $122.3 million in a follow-on public offering, net of expenses, from the sale and issuance of 4,827,300 shares of our common stock. In connection with the 2006 Sandoz Collaboration, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG for an aggregate purchase price of $75.0 million. To date, we have devoted substantially all of our capital resources to the research and development of our product candidates.

The biotechnology and pharmaceutical industries in which we compete are undergoing, and are expected to continue to undergo, rapid and significant technological change. We expect competition to intensify as technological advances are made or new biotechnology products are introduced. To become and remain profitable, we must succeed in rapidly developing and commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities for which we are only in the preliminary stages: developing drugs; obtaining regulatory approval for them; and manufacturing, marketing and selling them. We have invested a significant portion of our time, financial resources and collaboration efforts in the development of our most advanced product candidate, M-Enoxaparin. Our successful development and commercialization of M-Enoxaparin, in collaboration with Sandoz, depends on several factors, including: using our technology to demonstrate successfully to the FDA that M-Enoxaparin is therapeutically equivalent to Lovenox; meeting any other FDA requirements for marketing approval;  successfully manufacturing M-Enoxaparin in a consistent, cost-effective and reproducible manner and at a commercial scale; achieving a favorable outcome in any patent litigation with Sanofi-Aventis relating to enoxaparin, or a third party achieving a favorable outcome in the pending patent litigation with Sanofi-Aventis; achieving market acceptance of M-Enoxaparin in the medical community and with third-party payors; and FDA approval of other generic versions of Lovenox.

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales and are uncertain whether or not we will generate any revenue from the sale of products over the next several years. We have recognized, in the aggregate, $38.3 million of revenue from our inception through December 31, 2006. This revenue was derived entirely from our 2003 Sandoz Collaboration. We will seek to generate revenue from a combination of research and development payments, profit sharing payments, milestone payments and royalties in connection with our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and similar future collaborative or strategic relationships. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development and other payments received under our collaborative or strategic relationships, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

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

The following summarizes our primary research and development programs:

Development Programs

M-Enoxaparin

Our most advanced product candidate, M-Enoxaparin, is designed to be a generic version of Lovenox. Lovenox is a widely-prescribed LMWH used for the prevention and treatment of deep vein thrombosis, or DVT, and to support the treatment of acute coronary syndromes, or ACS. Under our 2003 Sandoz Collaboration, we work with Sandoz exclusively to develop, manufacture and commercialize M-Enoxaparin in the U.S. and Sandoz is responsible for funding substantially all of the U.S.-related M-Enoxaparin development, regulatory, legal and commercialization costs. The total cost of development and commercialization, and the timing of M-Enoxaparin marketing, are subject to uncertainties relating to the development, regulatory approval and legal processes. In accordance with our 2003 Sandoz Collaboration, Sandoz submitted ANDAs to the FDA for M-Enoxaparin in syringe and vial forms seeking approval to market M-Enoxaparin in the United States. The syringe ANDA was subsequently amended in 2006 to include a paragraph IV certification stating that Sanofi-Aventis’ patents listed in the Orange Book for Lovenox are, among other things, invalid and unenforceable.

The FDA is currently reviewing the M-Enoxaparin ANDAs, including our manufacturing data and technology and characterization methodology. In parallel, and in collaboration with Sandoz, we are focused on activities related to supporting the FDA’s review of the ANDA and preparing for the commercialization of M-Enoxaparin, if and when approved, by advancing manufacturing, supply chain, and sales and marketing objectives.

Our 2006 Sandoz Collaboration expanded our collaboration efforts related to M-Enoxaparin to include the European Union. Under the 2006 Sandoz Collaboration, we will share certain development, regulatory, legal and commercialization costs as well as a portion of the profits, if any.

M118

M118 is a novel anticoagulant drug that was rationally designed with the goal of providing improved clinical anticoagulant properties to support the treatment of patients diagnosed with acute coronary syndromes, or ACS, and stable angina. We believe that M118 has the potential to provide baseline anticoagulant therapy to treat patients with ACS or stable angina who require a coronary intervention, as well as those ACS patients who are medically managed, or do not require intervention in order to treat their coronary attack. M118 is designed to be a reversible and monitorable anticoagulant that can be administered intravenously or subcutaneously, and has a pharmacokinetic profile similar to a LMWH. We believe that the properties of M118 have the potential to provide greater flexibility than other therapies presently used to treat patients diagnosed with ACS and stable angina.

In July 2006, we filed our Investigational New Drug Application, or IND, with the FDA for our M118 intravenous injection product, and in October 2006 began Phase I clinical trials.

M356

M356 is targeted to be a technology-enabled generic version of Copaxone®, a complex drug consisting of a mixture of polypeptide chains. Copaxone is indicated for reduction of the frequency of relapses in patients with Relapse-Remitting Multiple Sclerosis. Multiple sclerosis is a chronic disease of the central nervous system characterized by inflammation and neurodegeneration. In North America, Copaxone is marketed through Teva Neuroscience LLC, a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd., and distributed by Sanofi-Aventis. Teva and Sanofi-Aventis have an additional collaborative arrangement for the marketing of Copaxone in Europe and other markets, under which Copaxone is either co-promoted with Teva or is marketed solely by Sanofi-Aventis. Under our 2006 Sandoz Collaboration, we and Sandoz jointly develop, manufacture and commercialize M356. We are responsible for funding substantially all of the U.S. related M356 development costs, with Sandoz responsible for regulatory, legal and commercialization costs. Outside of the U.S., we and Sandoz share equally the development costs, with Sandoz responsible for commercialization and legal costs.

Glycoproteins

Our glycoprotein program is focused on extending our technology for the analysis of complex sugars to glycoproteins. The goal of the program is to facilitate the development of generic or biosimilar versions of major marketed glycoprotein drugs. In addition, we believe we can assist pharmaceutical and biotechnology companies in developing improved versions of their branded glycoprotein products by analyzing and modifying the sugar structures contained in the products. Many glycoprotein drugs have been approved by the FDA under the Biological Licensing Application, or BLA, regulatory pathway. BLA-approved complex mixture products include glycoproteins such as erythropoietin, blood clotting factors and interferon beta.

These glycoprotein drugs contain branched sugars that vary from molecule to molecule. These sugars impart specific biological properties to the glycoprotein drug and can often comprise a significant portion of the mass of a molecule. However, many of these products have not been thoroughly characterized due to inadequacies of standard technology.

The goal of our glycoprotein program is to facilitate the development of generic or biosimilar versions of major marketed glycoprotein drugs. Under our 2006 Sandoz Collaboration, we are currently applying our technology to develop two follow-on proteins in partnership with Sandoz. We refer to these two product candidates as M178 and M249.

M-Dalteparin

M-Dalteparin is targeted to be a technology-enabled generic version of Fragmin®, a LMWH product. Fragmin is indicated for the prevention of DVT and selected indications in ACS. In September 2005, Eisai Inc., a U.S. pharmaceutical subsidiary of Eisai Co. Ltd., obtained U.S. promotion rights to Fragmin from Pfizer Inc. Fragmin is marketed by Pfizer in Europe and by Kissei Pharmaceutical Co., Ltd. in Japan. Through our technology, we believe we have the ability to analyze Fragmin and develop a generic product has the same active ingredients as Fragmin. The M-Dalteparin program has been reprioritized in light of other more commercially attractive opportunities.

Discovery Program

We are also applying our analytical capabilities to drug discovery. Our discovery program is focused on the role that complex sugars play in biological systems, including regulating the development and progression of disease. Our initial focus is in the area of cancer, which is a disease characterized by unregulated cell growth, where we are seeking to discover sugar sequences with anti-cancer properties for development as therapeutics. Sugars play a part in the conversion of normal cells into cancerous cells, the regulation of tumor growth and tumor invasion and metastasis. We believe that our technology can provide us with a better understanding of the role of sugars in disease, enabling us to discover novel sugar therapeutics, as well as to discover new disease mechanisms that can be targeted with small molecule drugs. We previously were applying our technology to the pulmonary delivery of proteins. However, in order to focus our resources on our key programs, we discontinued our drug delivery program during 2006.

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, legal, accounting, investor relations, business development and human resource functions. Other costs include facility and insurance costs not otherwise included in research and development expenses and professional fees and other expenses for legal and accounting services.

Results of Operations

Years Ended December 31, 2006, 2005 and 2004

Revenue

Revenue for 2006 was $16.0 million, compared with $13.0 million for 2005 and $7.8 million for 2004. The increase of $3.0 million from 2005 to 2006 and $5.2 million from 2004 to 2005 is entirely attributable to our 2003 Sandoz Collaboration. These revenues consist of amounts earned by us for payment by Sandoz of research and development services and reimbursement of development costs for M-Enoxaparin and amortization of the initial payment received under our 2003 Sandoz Collaboration. The increase in revenues was the result of increased reimbursable expenditures associated with preparing for the potential commercial launch of M-Enoxaparin in the U.S.

We have not recognized any revenue to date from the 2006 Sandoz Collaboration. We will commence amortization of the $13.6 million representing the excess of the purchase price of $15.93 per share of common stock purchased by Novartis Pharma AG over the closing price of $13.05 per share on July 24, 2006, the last trading day of our common stock before execution of the 2006 Sandoz Collaboration, as collaboration revenue when we can reasonably estimate the period of ongoing involvement or performance obligations under the 2006 Sandoz Collaboration. We expect to be able make such an estimate when a definitive collaboration and license agreement is executed with Sandoz AG.

Research and Development

Research and development expense for 2006 was $46.9 million, compared with $23.7 million in 2005 and $15.7 million in 2004. The increase of $23.2 million from 2005 to 2006 principally resulted from an increase of $6.0 million in manufacturing and process development costs and research conducted by third parties, $4.7 million in personnel and related costs, $3.7 million in stock-based compensation, of which $2.2 million is related to the adoption of SFAS 123R, $3.4 million in laboratory expenses, $2.6 million in facilities costs, $1.0 million in consultant costs and $0.9 million in depreciation expense. The increase of $8.0 million from 2004 to 2005 principally resulted from an increase of $2.8 million in personnel and related costs, $2.1 million in manufacturing and research provided by third parties, $1.6 million in facilities costs, and $0.8 million in consultant costs and $0.6 million in depreciation expense.

The lengthy process of securing FDA approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall. Accordingly, we cannot currently estimate, with any degree of certainty, the amount of time or money that we will be required to expend in the future on our product candidates prior to their regulatory approval, if such approval is ever granted. As a result of these uncertainties surrounding the timing and outcome of any approvals, we are currently unable to estimate when, if ever, our product candidates will generate revenues and cash flows. We expect future research and development expenses to increase in support of our product candidates.

The following table summarizes the primary components of our research and development expenditures for our principal research and development programs for the years ended December 31, 2006, 2005, and 2004.

Research and Development Expense (in thousands)	2006	2005	2004
Development programs	$36,648	$16,606	$12,391
Discovery programs	4,920	3,472	2,309
Other research	5,348	3,632	1,022
Total research and development expense	$46,916	$23,710	$15,722

Our increase in expenditures on development programs of $20.0 million from 2005 to 2006 was primarily related to preclinical and toxicology work intended to support the M118 IND filing, commencement of our Phase I clinical studies for M118, manufacturing and professional fees related to our M-Enoxaparin program and the expenses of our M356 program. Our increase in expenditures on development programs of $4.2 million from 2004 to 2005 was primarily due the increased personnel and manufacturing costs of our M-Enoxaparin program. The increases in expenditures on our discovery programs from 2005 to 2006 and from 2004 to 2005 were primarily related to increased expenditures to support our disease biology and drug delivery programs. We discontinued our drug delivery program in 2006.

The increases in other research expense from 2005 to 2006 and from 2004 to 2005 were primarily due to an increase in headcount and headcount related costs relating to general technology development and support activities.

General and Administrative

General and administrative expense for the year ended December 31, 2006 was $28.5 million compared to $14.1 million in 2005 and $6.8 million in 2004. General and administrative expense increased by $14.4 million from 2005 to 2006 due primarily to an increase of $5.4 million in stock-based compensation, of which $3.9 million is related to the adoption of SFAS 123R, increases of $4.6 million in professional fees and other legal expenses and $3.8 million in personnel and related costs. General and administrative expense increased by $7.3 million from 2004 to 2005 due primarily to an increase of $4.1 million in professional fees, including legal, consulting, accounting and other professional fees, $2.3 million in personnel and related costs, $0.7 million in insurance and $0.2 million in office and computer supplies.

We anticipate additional increases in general and administrative expenses to support our research and development programs. These increases will likely include the hiring of additional personnel. We intend to continue to incur increased internal and external legal and business development costs to support our various product development efforts, which can vary from period to period.

Interest Income

Interest income was $8.0 million, $3.4 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase of $4.6 million from 2005 to 2006 was primarily due to higher average investment balances as a result of the proceeds from the issuance of common stock to Novartis Pharma AG in September 2006 and from our follow-on public offering in July 2005. The increase of $2.8 million from 2004 to 2005 was primarily due to higher average investment balances as a result of the proceeds from our follow-on public offering in July 2005.

Interest Expense

Interest expense was $0.5 million, $0.3 million and $39,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The increase of $0.2 million from 2005 to 2006 and $0.2 million from 2004 to 2005 is primarily due to additional amounts drawn from our equipment line of credit during 2005 and 2006.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities, payments from our 2003 Sandoz Collaboration, borrowings from our lines of credit, and capital lease obligations. Since our inception, we have received net proceeds of $45.4 million from the issuance of redeemable convertible preferred stock. In June 2004, we completed our initial public offering and raised net proceeds of $35.3 million. In July 2005, we completed a follow-on public offering and raised net proceeds of $122.3 million. In September 2006, we received net proceeds of $74.9 million from Novartis Pharma AG’s purchase of 4,708,679 shares of our common stock in connection with the 2006 Sandoz Collaboration. As of December 31, 2006, we have received a cumulative total of $37.7 million from our 2003 Sandoz Collaboration, $4.0 million from debt financing, $4.9 million from capital lease obligations, $3.2 million from our landlord for leasehold improvements related to our corporate facility, and additional funds from interest income.

At December 31, 2006, we had $191.3 million in cash, cash equivalents and marketable securities. In addition, we also hold $4.7 million in restricted cash, which serves as collateral for a letter of credit related to our facility leases. During the years ended December 31, 2006, 2005 and 2004, our operating activities used $25.2 million, $17.0 million and $12.6 million, respectively. The use of cash was primarily a result of net losses associated with our research and development activities and administrative costs.

Net cash used in investing activities was $46.3 million, $93.3 million and $37.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006, we used $243.2 million of cash to purchase marketable securities, offset by cash provided of $206.6 million in maturities of marketable securities. During 2005, we used $151.6 million of cash to purchase marketable securities, offset by cash provided of $62.0 million in maturities of marketable securities. During 2004, we used $64.9 million of cash to purchase marketable securities, offset by cash provided of $29.8 million in maturities of marketable securities. During the years ended December 31, 2006, 2005 and 2004, we used $9.8 million, $3.7 million and $2.1 million respectively, to purchase laboratory equipment and leasehold improvements.

Net cash provided by financing activities for the year ended December 31, 2006 was $68.0 million. We received net proceeds of $74.9 million from the sale of 4,708,679 shares of common stock to Novartis Pharma AG of which $13.6 million is included in deferred revenue in our consolidated balance sheet as of December 31, 2006. Additionally, we borrowed $3.7 million on an equipment lease agreement entered into in December 2005, received $3.2 million in financing from our landlord for leasehold improvements related to our corporate facility, and received proceeds of $1.3 million from stock option exercises and purchases of common shares through our Employee Stock Purchase Plan, offset by principal payments of $1.3 million on our line of credit and lease agreement obligations and payments of $0.3 million on financed leasehold improvements. Net cash provided by financing activities for the year ended December 31, 2005 was $124.5 million. We received proceeds of $122.3 million from our secondary public offering of common stock in July 2005, $1.6 million from our line of credit obligation, $1.2 million from our equipment lease agreement entered into in December 2005, $0.3 million from stock option exercises, purchases of common shares through our Employee Stock Purchase Plan and a payment related to restricted stock. The total proceeds of $125.4 million were offset by $0.9 million in principal payments on our line of credit obligation. Net cash provided by financing activities for the year ended December 31, 2004 was $56.9 million. We received net proceeds of $35.3 million from our initial public offering of common stock in June 2004, net proceeds of $20.4 million from the issuance of our Series C redeemable convertible preferred stock and $1.4 million in borrowings from a line of credit with a bank. The total proceeds of $57.1 million were offset by $0.3 million in principal payments on our line of credit obligation.

The following table summarizes our contractual obligations and commercial commitments at December 31, 2006:

	Payments Due by Period
Contractual Obligations (in thousands)	Total	2007	2008 through 2010	2011 through 2012	After 2012
License maintenance obligations	$1,095	$113	$547	$435	*
Short and long-term line of credit obligation	1,621	883	738	—	$—
Capital lease obligations	4,939	941	3,998	—	—
Operating lease obligations	19,912	4,448	13,921	1,543	—
Total contractual obligations	$27,567	$6,385	$19,204	$1,978	$—

*                    After 2012, the annual obligations, which extend indefinitely, are approximately $0.2 million per year.

We anticipate that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least 2008. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue, accrued expenses and certain equity instruments. Prior to our initial public offering, we also evaluated our estimates and judgments regarding the fair valuation assigned to our common stock. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and then estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue include contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies and to contract research organizations. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs, which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share Based Payment,” (SFAS 123R), effective January 1, 2006 under the modified prospective transition method. SFAS 123R requires the recognition of the fair value of stock-based compensation expense in our operations, and accordingly the adoption of SFAS No. 123R fair value method has had and will continue to have a significant impact on our results of operations, although it will have no impact on our overall financial position. Option valuation models require the input of highly subjective assumptions, including stock price volatility and expected term of an option. Changes in market price directly affect volatility and could cause future stock-based compensation expense to vary significantly in future reporting periods. The adoption of SFAS 123R on January 1, 2006 resulted in the recognition of stock-based compensation expense of $6.1 million for the year ended December 31, 2006. At December 31, 2006, the total unrecognized compensation cost related to non-vested stock options was $14.6 million. The cost is expected to be recognized over a weighted average period of 2.8 years.

Due to our limited historical share options exercise data and the characteristics of our share options, we follow the simplified method of estimating the expected term, as described in the U.S. Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 107, Share-Based Payments, or SAB 107. The expected term is derived from the average midpoint between vesting and the contractual term. Upon adoption of SFAS 123R, we validated our estimates and assumptions used in the Black-Scholes model with an independent third party having the relevant expertise in valuation methodologies. We update these assumptions on a quarterly basis to reflect recent historical data. Additionally, we are required to estimate forfeiture rates to estimate the number of shares that will vest in a period to which the fair value is applied.

Prior to January 1, 2006, we accounted for employee stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and provided pro forma disclosures of net loss attributable and net loss per share allocable to common stockholders as if we had adopted the fair value based method of accounting in accordance with SFAS No. 123,  Accounting for Stock-Based Compensation, or SFAS 123, as amended by SFAS No. 148,  Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,  or SFAS 148.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its evaluation of the impact of adoption, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of our fiscal year 2007.  We do not currently believe that the adoption of this standard will result in a material effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 provides a common definition of fair value and establishes a framework to make measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and the assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 will be effective for our 2008 fiscal year, although early adoption is permitted. We are currently assessing the potential effect of SFAS 157 on our consolidated financial statements.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2006 or 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Momenta Pharmaceuticals, Inc.
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Momenta Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Momenta Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, redeemable convertible preferred stock, stockholders’ equity (deficit) and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Momenta Pharmaceuticals, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Accounting Standards No. 123R, “Share-Based Payments” using the modified prospective transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Momenta Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts
March 12, 2007

Momenta Pharmaceuticals, Inc.
Consolidated Balance Sheets

	December 31,
	2006	2005
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$22,351	$25,890
Marketable securities	168,914	130,364
Unbilled collaboration revenue	4,727	4,347
Prepaid expenses and other current assets	2,069	2,799
Total current assets	198,061	163,400
Property and equipment, net of accumulated depreciation	13,603	5,917
Restricted cash	4,685	1,778
Other assets	36	6
Total assets	$216,385	$171,101
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,311	$3,080
Accrued expenses	5,786	3,355
Deferred revenue	123	147
Line of credit obligations	883	845
Capital lease obligations	941	284
Lease financing liability	596	—
Deferred rent	122	28
Total current liabilities	12,762	7,739
Deferred revenue, net of current portion	13,552	123
Line of credit obligations, net of current portion	738	1,621
Capital lease obligations, net of current portion	3,998	1,375
Lease financing liability, net of current portion	2,321	—
Deferred rent, net of current portion	423	88
Total liabilities	33,794	10,946
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized at December 31, 2006 and 2005, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized at December 31, 2006 and 2005, 36,098 and 30,465 shares issued and outstanding at December 31, 2006 and 2005, respectively	4	3
Additional paid-in capital	308,061	236,190
Deferred compensation	—	(2,193)
Accumulated other comprehensive income (loss)	45	(239)
Accumulated deficit	(125,519)	(73,606)
Total stockholders’ equity	182,591	160,155
Total liabilities and stockholders’ equity	$216,385	$171,101

The accompanying notes are an integral part of these consolidated financial statements.

Momenta Pharmaceuticals, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Collaboration revenue	$15,999	$13,011	$7,832
Operating expenses:
Research and development*	46,916	23,710	15,722
General and administrative*	28,466	14,059	6,751
Total operating expenses	75,382	37,769	22,473
Loss from operations	(59,383)	(24,758)	(14,641)
Other income (expense):
Interest income	7,974	3,353	605
Interest expense	(504)	(257)	(39)
Net loss	$(51,913)	$(21,662)	$(14,075)
Deemed dividend related to beneficial conversion feature of Series C redeemable convertible preferred stock	—	—	(20,389)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	—	(1,852)
Net loss attributable to common stockholders	$(51,913)	$(21,662)	$(36,316)
Basic and diluted net loss per share attributable to common stockholders	$(1.62)	$(0.79)	$(2.56)
Shares used in computing basic and diluted net loss per share attributable to common stockholders	32,103	27,283	14,177
* Includes stock-based compensation as follows:
Research and development	$4,367	$634	$875
General and administrative	7,035	1,659	1,145
Total stock-based compensation	$11,402	$2,293	$2,020

The accompanying notes are an integral part of these consolidated financial statements.

Momenta Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,

STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

In thousands

	Redeemable					Accumulated
	Convertible					Other				Total
	Preferred Stock		Common Stock		Additional	Comprehensive	Due	Deferred		Stockholders’
				Par	Paid-In	Income	from	Stock	Accumulated	Equity
	Shares	Amount	Shares	Value	Capital	(Loss)	Officer	Compensation	Deficit	(Deficit)
Balances at December 31, 2003	9,117	$ 27,225	4,163	$ —	$ 4,960	$ (6)	$ (71)	$ (3,034)	$ (15,628)	$ (13,779)
Sale of Series C Redeemable Convertible Preferred Stock, net of offering costs of $110	2,613	20,390	—	—	—	—	—	—	—	—
Accretion of Preferred Stock to redemption value	—	37	—	—	—	—	—	—	(37)	(37)
Preferred Stock dividends	—	1,815	—	—	—	—	—	—	(1,815)	(1,815)
Proceeds from redeemable preferred stock allocated to beneficial conversion feature	—	—	—	—	20,389	—	—	—	—	20,389
Dividend on redeemable preferred stock attributable to beneficial conversion feature	—	—	—	—	—	—	—	—	(20,389)	(20,389)
Conversion of redeemable convertible preferred stock to common stock	(11,730)	(49,467)	15,014	2	49,465					49,467
Issuance of common stock in Initial Public Offering	—	—	6,153	1	35,296	—	—	—	—	35,297
Issuance of common stock pursuant to the exercise of stock options	—	—	67	—	27	—	—	—	—	27
Payment of officer obligation	—	—	—	—	—	—	35	—	—	35
Deferred stock compensation expense associated with stock options	—	—	—	—	1,714	—	—	(1,714)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	1,367	—	1,367
Compensation expense associated with options issued to nonemployees	—	—	—	—	221	—	—	—	—	221
Compensation expense associated with accelerated vesting of employee options	—	—	—	—	432	—	—	—	—	432
Vesting of restricted stock	—	—	—	—	6	—	—	—	—	6
Cashless exercise of warrant	—	—	12	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(153)	—	—	—	(153)
Net loss	—	—	—	—	—	—	—	—	(14,075)	(14,075)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(14,228)
Balances at December 31, 2004	—	$ —	25,409	$ 3	$ 112,510	$ (159)	$ (36)	$ (3,381)	$ (51,944)	$ 56,993
Issuance of common stock in follow-on public offering	—	—	4,827	—	122,327	—	—	—	—	122,327
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	—	—	229	—	248	—	—	—	—	248
Payment of officer obligation	—	—	—	—	—	—	36	—	—	36
Deferred stock compensation expense associated with stock options	—	—	—	—	213	—	—	(213)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	1,401	—	1,401
Compensation expense associated with options issued to nonemployees	—	—	—	—	783	—	—	—	—	783
Compensation expense associated with the modification of stock options	—	—	—	—	109	—	—	—	—	109
Unrealized loss on marketable securities	—	—	—	—	—	(80)	—	—	—	(80)
Net loss	—	—	—	—	—	—	—	—	(21,662)	(21,662)

Momenta Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,

STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS) (Continued)

In thousands

	Redeemable					Accumulated
	Convertible					Other				Total
	Preferred Stock		Common Stock		Additional	Comprehensive	Due	Deferred		Stockholders’
				Par	Paid-In	Income	from	Stock	Accumulated	Equity
	Shares	Amount	Shares	Value	Capital	(Loss)	Officer	Compensation	Deficit	(Deficit)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(21,742)
Balances at December 31, 2005	—	$ —	30,465	$ 3	$ 236,190	$ (239)	$ —	$ (2,193)	$ (73,606)	$ 160,155
Issuance of common stock to Sandoz	—	—	4,709	1	61,383	—	—	—	—	61,384
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	—	—	379	—	1,279	—	—	—	—	1,279
Issuance of restricted stock	—	—	745	—	—	—	—	—	—	—
Cancellation of restricted stock	—	—	(200)	—	—	—	—	—	—	—
Reclassification of unearned compensation on non-vested share awards upon adoption of SFAS 123R	—	—	—	—	(2,193)	—	—	2,193	—	—
Stock-based compensation expense for employees	—	—	—	—	11,130	—	—	—	—	11,130
Stock-based compensation expense for non-employees	—	—	—	—	272	—	—	—	—	272
Unrealized gain on marketable securities	—	—	—	—	—	284	—	—	—	284
Net loss	—	—	—	—	—	—	—	—	(51,913)	(51,913)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(51,629)
Balances at December 31, 2006	—	$ —	36,098	$ 4	$ 308,061	$ 45	$ —	$ —	$ (125,519)	$ 182,591

The accompanying notes are an integral part of these consolidated financial statements

Momenta Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Cash Flows from Operating activities:
Net loss	$(51,913)	$(21,662)	$(14,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,947	967	526
Stock-based compensation expense	11,402	2,293	2,020
Noncash interest expense	—	10	11
Loss on disposal of assets	147	62	—
(Accretion of discount)/amortization of premium on investments	(1,702)	1,050	1,015
Changes in operating assets and liabilities:
Accounts receivable	—	2,238	(2,238)
Unbilled collaboration revenue	(380)	(1,546)	(783)
Prepaid expenses and other current assets	730	(1,442)	(1,194)
Restricted cash	(2,907)	(293)	(1,485)
Other assets	(30)	—	74
Accounts payable	1,231	(409)	2,685
Accrued expenses	2,431	1,744	1,040
Deferred rent	429	116	—
Deferred revenue	13,405	(147)	(147)
Net cash used in operating activities	(25,210)	(17,019)	(12,551)
Cash Flows from Investing activities:
Purchases of marketable securities	(243,176)	(151,554)	(64,921)
Proceeds from maturities of marketable securities	206,612	62,003	29,804
Purchase of property and equipment	(9,780)	(3,726)	(2,132)
Net cash used in investing activities	(46,344)	(93,277)	(37,249)
Cash Flows from Financing activities:
Proceeds from public offering of common stock, net of issuance costs	—	122,327	35,297
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	20,389
Proceeds from issuance of common stock to Sandoz, net of issuance costs	61,384	—	—
Proceeds from issuance of common stock under stock plans	1,279	248	27
Proceeds from financing of leasehold improvements	3,199	—	—
Payments on financed leasehold improvements	(282)	—	—
Proceeds from line of credit	—	1,551	1,448
Principal payments on line of credit	(845)	(896)	(331)
Proceeds from capital lease obligations	3,735	1,242	—
Principal payments on capital lease obligations	(455)	—	—
Payment of officer obligation	—	36	35
Net cash provided by financing activities	68,015	124,508	56,865
Increase (decrease) in cash and cash equivalents	(3,539)	14,212	7,065
Cash and cash equivalents, beginning of period	25,890	11,678	4,613
Cash and cash equivalents, end of period	$22,351	$25,890	$11,678
Supplemental Cash Flow Information:
Cash paid for interest	$504	$163	$28
Non Cash Transactions:
Acquisition of assets under capital lease	$—	$398	$—

The accompanying notes are an integral part of these consolidated financial statements.

Momenta Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006

1.   The Company

Business

Momenta Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware on May 17, 2001. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company specializing in the detailed structural analysis of complex mixture drugs, applying its technology to the development of generic or biosimilar versions of complex drug products as well as to the discovery and development of novel drugs.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiary, Momenta Pharmaceuticals Securities Corporation. All intercompany transactions have been eliminated.

Reclassifications

Certain prior year amounts in collaboration revenue and research and development expenses of the consolidated statements of operations have been reclassified to conform to the current year presentation. This reclassification was determined not to be material to the Company’s consolidated financial statements and has no impact on previously reported net loss attributable to common stockholders or accumulated deficit.

Certain prior year amounts in the reconciliation of federal statutory income tax provision to the Company’s actual provision have been reclassified to conform to the current year presentation.

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

Credit Risks and Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and marketable securities. The Company has established guidelines relating to diversification and maturities that allow the Company to manage risk.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents and other accrued expenses, approximate their fair values due to their short maturities. The carrying amount of the Company’s line of credit and capital lease obligations approximate their fair values due to their variable interest rates.

Unbilled Collaboration Revenue

Unbilled collaboration revenue represents amounts owed from one collaborative partner at December 31, 2006 and December 31, 2005. The Company has not recorded any allowance for uncollectible accounts or bad debt write-offs and it monitors its receivables to facilitate timely payment.

Property and Equipment

Property and equipment are stated at cost. Costs of major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets are charged to expense. Upon disposal, the related cost and accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leased assets meeting certain capital lease criteria are capitalized and the present value of the related lease payments is recorded as a liability. Assets under capital lease arrangements are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the estimated useful lives of the assets or related lease terms, whichever is shorter.

Long-Lived Assets

The Company evaluates the recoverability of its property and equipment when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. SFAS 144 further refines the requirements of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, such that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the undiscounted future cash flows of such assets or businesses. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. No impairment charges have been required to be recognized through December 31, 2006.

Revenue Recognition

The Company uses revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue

Arrangements with Multiple Deliverables, or EITF 00-21. Accordingly, revenues from licensing agreements with multiple deliverables are divided into separate units of accounting based upon the criteria of EITF 00-21 and are recognized based on the performance requirements of the agreement. Non-refundable, up-front fees where the Company has an ongoing involvement or performance obligation are recorded as deferred revenue in the consolidated balance sheet and amortized into collaboration revenue in the consolidated statement of operations over the term of the performance obligation if it can be determined. Revenues from research and development services and expenses with stand alone value are recognized in the period the services are performed and the reimbursable costs are incurred, net of any amounts due to the collaborative partner for costs incurred during the period for shared development costs.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include wages, benefits, facility and other research-related overhead expenses, as well as license fees and contracted research and development activities.

Stock-Based Compensation

The Company’s 2002 Stock Incentive Plan, as amended, provides for the granting of stock options to purchase the Company’s common stock and awards of restricted stock to employees, officers, directors, consultants and advisors. Options granted under the 2002 Stock Incentive Plan may be incentive stock options or nonstatutory stock options under the applicable provisions of the Internal Revenue Code. Since the effective date of the 2004 Stock Incentive Plan, as amended (described below), the Company no longer grants options under the 2002 Stock Incentive Plan. Any authorized and ungranted shares and unvested shares granted under the 2002 Stock Incentive Plan that are returned to the Company as a result of terminations will subsequently lapse.

Pursuant to the terms of the Company’s 2004 Stock Incentive Plan, as amended, (the “Incentive Plan”), at December 31, 2006 the Company was authorized to issue up to 3,948,785 shares of common stock with annual increases (to be added on the first day of the Company’s fiscal years during the period beginning in fiscal year 2005 and ending on the second day of fiscal year 2013) equal to the lowest of (i) 1,974,393 shares, (ii) 5% of the then outstanding number of common shares or (iii) such other amount as the Board of Directors may authorize. The Company’s Board of Directors elected not to increase the number of authorized shares related to the Incentive Plan for 2005 and 2006. The Company’s Board of Directors increased the number of authorized shares by 1,802,053 effective January 1, 2007.

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

The unvested shares held by consultants have been and will be revalued using the Company’s estimate of fair value at each balance sheet date pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The charge to operations is recorded in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”) using the modified prospective method. Under that method, stock-based compensation expense recognized during the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of

January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, the estimated grant date fair value of each stock-based award is recognized as expense on a ratable basis over the requisite service period (generally the vesting period). Results for prior periods have not been restated.

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

The following table illustrates the effect on fiscal year 2005 and 2004 net loss attributable to common stockholders and net loss per share allocable to common stockholders if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans.

	2005	2004
	(in thousands, except per share data)
Net loss attributable to common stockholders as reported	$ (21,662)	$ (36,316)
Add: Stock-based employee compensation expense included in reported net loss attributable to common stockholders	1,510	1,799
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(3,119)	(1,148)
Pro forma net loss	$ (23,271)	$ (35,665)
Basic and diluted net loss per share allocable to common stockholders:
As reported	$ (0.79)	$ (2.56)
Pro forma net loss	$ (0.85)	$ (2.52)

For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing formula and amortized to expense on a straight-lined basis over the options’ vesting periods using the following assumptions:

	2005	2004
Expected volatility	80%	80%
Expected dividends	—	—
Expected term (in years)	6	7
Risk-free interest rate	4.0%	3.7%

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

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, or SFAS 130. SFAS 130 establishes rules for the reporting and display of comprehensive income (loss) and its components. Accumulated other comprehensive income (loss) as of December 31, 2006 and December 31, 2005 consists entirely of unrealized gains and losses on available-for-sale securities. Comprehensive loss for the years ended December 31, 2006, 2005 and 2004 was $51.6 million, $21.7 million and $14.2 million, respectively.

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share, or SFAS 128. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common stock equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and upon the exercise of warrants. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is antidilutive. Accordingly, basic and diluted net loss per share is the same. The total number of shares excluded from the calculations of historical diluted net loss per share, due to their antidilutive effect, was 3,273,386, 1,783,611 and 1,334,575 for the years ended December 31, 2006, 2005 and 2004, respectively.

Segment Reporting

The Company has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographical areas, and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products. All of the Company’s revenues through December 31, 2006 have come from one collaborative partner.

Redeemable Convertible Preferred Stock

In connection with the closing of the Company’s initial public offering in the second quarter of 2004, all shares of redeemable convertible preferred stock were converted to common stock. Prior to the Company’s initial public offering, the carrying value of redeemable convertible preferred stock was increased by periodic accretions so that the carrying amount would equal the redemption value at the redemption date. These accretions were effected through charges against accumulated deficit. The holders of redeemable convertible preferred stock were entitled to dividends at 10% per annum through their redemption date, payable only upon redemption.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its evaluation of the impact of adoption, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

In September 2006, the U.S. Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of the Company’s fiscal year 2007. The Company does not currently believe that the adoption of this standard will result in a material effect on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 provides a common definition of fair value and establishes a framework to make measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and the assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

3.   Stock-Based Compensation

Total stock-based compensation for all share-based payment arrangements for the years ended December 31, 2006, 2005 and 2004 was $11.4 million, $2.3 million and $2.0 million, respectively. The increase in 2006 is primarily attributable to the adoption of SFAS 123R in the first quarter of 2006 using the modified prospective transition method. The adoption of SFAS 123R on January 1, 2006 resulted in the recognition of stock-based compensation expense of $6.1 million for the year ended December 31, 2006, an increase in net loss attributable to common stockholders of $6.1 million and an increase in basic and diluted net loss per share allocable to common stockholders of $0.19 per share. The Company additionally reclassified its unearned compensation on non-vested share awards of $2.2 million at January 1, 2006 to additional paid-in capital.

In accordance with SFAS 123R, the fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the table below. Because of the Company’s limited history as a publicly-traded company, to estimate expected volatility the Company used a 50/50 blend of its own historic and implied volatility and an average of historic and implied volatilities of similar entities. For purposes of identifying similar entities, the Company considered characteristics such as industry, stage of life cycle and financial leverage. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB No. 107, Share-Based Payment. In the future, as information regarding post-vesting termination becomes more accessible, the Company will change its method of deriving the expected term. This change could impact the Company’s fair value of options granted in the future. The Company expects to refine its method of deriving expected term no later than January 1, 2008. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

The Company estimated fair values using the following weighted average assumptions during fiscal 2006:

2006
Expected volatility	72%
Expected dividends	—
Expected term (in years)	6
Risk-free interest rate	4.8%

The following table summarizes all stock option plan activity for the year ended December 31, 2006:

	Number of	Weighted	Weighted	Aggregate
	Stock	average	average	Intrinsic
	Options	exercise	remaining	Value
	(in thousands)	price	life in years	(in thousands)
Outstanding at January 1, 2006	1,969	$ 7.63
Granted	1,252	17.16
Exercised	(345)	2.81
Forfeited	(146)	11.91
Outstanding at December 31, 2006	2,730	12.38	8.24	$ 13,426
Exercisable at December 31, 2006	1,126	$ 8.45	7.47	$ 9,332
Vested or expected to vest at December 31, 2006	2,518	$ 12.06	8.18	$ 13,069

The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $11.50, $10.54 and $4.35 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $4.9 million $3.5 million and $0.8 million, respectively. At December 31, 2006, the total unrecognized compensation cost related to non-vested stock options was $14.6 million. The cost is expected to be recognized over a weighted average period of 2.8 years. The fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $7.0 million, $1.5 million and $0.1 million, respectively.

Cash received from option exercises for the years ended December 31, 2006, 2005 and 2004 was $1.0 million, $0.2 million and $27,000, respectively. Due to the Company’s net loss position, the tax benefit related to the tax deductions from option exercises was not realized in any of the periods presented.

Restricted Stock Grants

During 2002, the Company entered into Restricted Stock Purchase Agreements with two officers and a non-employee to purchase an aggregate of 1,101,870 shares of common stock. Pursuant to one of the Restricted Stock Purchase Agreements, 980,859 shares of common stock were sold to an officer for $106,662. The purchase price was payable ratably over approximately three years with the final payment made during the first quarter of 2005. Each Restricted Stock Purchase Agreement provided for the repurchase of the common stock by the Company at a price equal to the original price paid, adjustable for certain dilutive events, until the shares vested. The repurchase provisions generally lapsed over a three to four year period provided that each recipient subject to such agreements continued service with the Company. At December 31, 2006 and 2005, there were no shares and 64,967 shares, respectively, of unvested restricted common stock outstanding under these agreements.

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

On August 22, 2006, the Company entered into a Restricted Stock Purchase Agreement with an executive officer to purchase 100,000 shares of common stock. This restricted stock grant was made under the Incentive Plan and will vest and become free from forfeiture on the fourth anniversary of the grant date, subject to acceleration if the executive officer’s employment with the Company terminates under certain circumstances, provided that the recipient is an employee of the Company as of the vesting date. The fair value of the restricted common stock for this agreement is the market price of common stock at the date of grant, which is amortized to compensation expense ratably over the explicit service period. Under the terms of the Employment Agreement dated August 22, 2006 executed with this executive officer, the Company agreed to issue 175,000 shares of restricted common stock on or about January 1, 2007. On January 17, 2007 this award was granted under the Incentive Plan and will vest and become free from forfeiture upon fulfillment of certain performance conditions. The fair value of the restricted common stock for this agreement is the market price of the common stock at the date of the employment agreement, which is amortized to compensation expense ratably over the performance period.

On December 15, 2006, the Company entered into a Restricted Stock Purchase Agreement with an officer to purchase 15,000 shares of common stock. This restricted stock grant was made under the Incentive Plan, with the following vesting provisions: (i) 25% of the shares of common stock vest and become free from forfeiture provisions and transfer restrictions on December 15, 2007 and (ii) an additional 6.25% of the shares of common stock vest and become free from forfeiture provisions and transfer restrictions at the end of each three-month period from December 15, 2007 through December 15, 2010. The fair value of the restricted common stock for this agreement is the market price of the common stock at the date of grant, which is amortized to compensation expense ratably over the explicit service period.

Changes in the Company’s restricted stock for the year ended December 31, 2006 were as follows:

	Restricted Shares	Weighted-average grant date fair value
	(in thousands)
Non-vested restricted stock at January 1, 2006	65	$1.87
Granted	745	22.49
Forfeited	(200)	23.62
Vested	(65)	1.87
Non-vested restricted stock at December 31, 2006	545	$22.07

The Company recorded stock-based compensation expense of $5.0 million, $0.4 million and $0.4 million related to outstanding restricted stock grants during the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, there was $8.1 million of unrecognized compensation cost related to non-vested restricted stock arrangements. The cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares that vested during the years ended December 31, 2006, 2005 and 2004 was zero, $0.4 million and $0.4 million, respectively.

Common Stock Options Issued to Consultants

As of December 31, 2006, the Company had granted options to purchase 154,162 shares of common stock to consultants, 48,800 of which the Company granted to two individuals who are members of the Board of Directors, and an option to purchase 4,562 shares of common stock to a member of the Board of Directors who previously provided consulting services to the Company. Of the total options granted, 25,598 were exercised and not subject to repurchase and 22,868 were unvested. These options were granted in exchange for consulting services to be rendered and vest over periods of up to four years. The Company recorded a charge to operations for stock options granted to consultants, using the graded-vesting method, of $0.3 million, $0.8 million and $0.2 million during the years ended December 31, 2006, 2005 and 2004, respectively. The fair value of the options is estimated on the date of grant and subsequently revalued at each reporting period using the Black-Scholes Merton option pricing model and assumptions including an expected life ranging from three to ten years, volatility of approximately 68% to 75% and risk free interest rates ranging from 3.5 to 5.1%.

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

The purchase price for the 2005 Offering was $5.85 and 23,057 shares of common stock were issued in January 2006 under the Purchase Plan. The purchase price for the First 2006 Offering was $14.73 and 11,770 shares of common stock were issued in July 2006 under the Purchase Plan. The purchase price for the Second 2006 Offering was $14.20 and 15,001 shares of common stock were issued in January 2007 under the Purchase Plan. During the year ended December 31, 2006, the Company recorded stock-based compensation expense of approximately $0.2 million related to the 2005 Offering and the First and Second 2006 Offerings.

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

The weighted average grant date fair value of the offerings during 2006, 2005 and 2004 was $6.27, $14.95 and $2.85, respectively.

4. Collaborations and License Agreements

Sandoz

In November 2003, the Company entered into a collaboration and license agreement (the “2003 Sandoz Collaboration”) with Sandoz N.V. and Sandoz Inc. (“Sandoz”) to jointly develop and commercialize M-Enoxaparin, a generic version of Lovenox, a low molecular weight heparin. Under the terms of this agreement, the Company and Sandoz agreed to exclusively work with each other to develop and commercialize M-Enoxaparin for medical indications within the United States.

Under this collaboration, Sandoz makes certain payments to the Company. As mutually agreed, the Company provides, and Sandoz pays the Company, for full-time equivalent scientific, technical and/or management work. Sandoz is also responsible for funding substantially all of the other ongoing development and commercialization costs and legal expenses incurred with respect to injectable enoxaparin, subject to termination rights upon reaching agreed upon limits. In addition, Sandoz will, in the event there are no third party competitors marketing a Lovenox-Equivalent Product (as defined in the agreement) share profits with the Company. Alternatively, in certain circumstances, if there are third party competitors marketing a Lovenox-Equivalent Product, Sandoz will pay royalties to the Company on net sales of injectable enoxaparin. If certain milestones are achieved with respect to injectable enoxaparin under certain circumstances, Sandoz will make certain milestone payments to the Company, which would reach $55.0 million if all such milestones are achieved. A portion of the development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount will be offset against the profit-sharing amounts, the royalties and the milestone payments. Sandoz may also offset a portion of any product liability costs and certain other expenses arising from patent litigation against any profit-sharing amounts, royalties and milestone payments.

Revenues associated with the Company’s 2003 Sandoz Collaboration include an initial payment, reimbursement of development services and expenses, and potential future milestones, profit share payments and royalties. The initial payment represented reimbursement of specific development costs incurred prior to the date of the collaboration and is being recognized over the period of the Company’s substantial involvement. Amounts earned under the collaboration agreement are not refundable if the research or development is unsuccessful. To date, the Company has not earned any milestones or royalties under the 2003 Sandoz Collaboration.

In July 2006, the Company entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement (each with Novartis Pharma AG), and a Memorandum of Understanding (“MOU”) with Sandoz AG (an affiliate of Novartis Pharma AG) (collectively referred to as the “2006 Sandoz Collaboration”). In connection with the 2006 Sandoz Collaboration, the Company sold 4,708,679 shares of common stock (the “Shares”) to Novartis Pharma AG for an aggregate purchase price of $75.0 million.

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

Among other termination rights, the following termination rights apply to some of the products, on a product-by-product basis:  (i) if clinical trials are required, (ii) at Sandoz AG’s convenience within a certain time period or (iii) if Sandoz AG decides to permanently cease development and commercialization of a product.  The parties are negotiating the terms of a definitive collaboration and license agreement. The terms of the MOU will remain in effect until such an agreement is executed; however, the MOU is binding in the absence of such agreement.

At December 31, 2006, the Company has recorded deferred revenue of $13.6 million representing the excess of the purchase price of $15.93 per Share purchased by Novartis Pharma AG over the closing price of $13.05 per common share (the “Premium”) on July 24, 2006, the last trading day of the Company’s common stock before execution of the 2006 Sandoz Collaboration. The Company will commence amortization of the Premium as collaboration revenue when it can reasonably estimate the period of ongoing involvement or performance obligations under the 2006 Sandoz Collaboration. The Company expects to be able make such an estimate when a definitive collaboration and license agreement is executed with Sandoz AG.

Massachusetts Institute of Technology

The Company has two patent license agreements with the Massachusetts Institute of Technology (“M.I.T.”) that grant the Company various exclusive and nonexclusive worldwide licenses, with the right to grant sublicenses, under certain patents and patent applications relating to methods and technologies for analyzing and characterizing sugars and certain heparins, heparinases and other enzymes and synthesis methods. Subject to typical retained rights of M.I.T. and the United States government, the Company was granted exclusive rights under certain of these patents and applications in certain fields.

In exchange for these rights, the Company paid M.I.T. a license issue fee, and pays annual license maintenance fees. The Company, upon commercialization, is also required to pay M.I.T. royalties on products and services covered by the licenses and sold by the Company or its affiliates or sublicensees, a percentage of certain other income received by the Company from corporate partners and sublicensees, and certain patent prosecution and maintenance costs. M.I.T. and certain contributing individuals were also issued shares of the Company’s common stock. The Company recorded $487,500, $82,500 and $117,500 related to these agreements in the years ended December 31, 2006, 2005 and 2004, respectively.

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

If, due to the Company’s failure to meet diligence obligations, M.I.T. converts certain of the Company’s exclusive licenses to non-exclusive, or if M.I.T. terminates one of the agreements, M.I.T. will honor the exclusive nature of the sublicense the Company granted to Sandoz so long as Sandoz both continues to fulfill its obligations to the Company under the 2003 Sandoz Collaboration and license agreement and agrees to assume the Company’s rights and obligations to M.I.T.

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

In connection with this agreement, the Company paid certain license fees and minimum royalties and recorded $30,000, $130,000 and $10,000 as research and development expense in the years ended December 31, 2006, 2005 and 2004, respectively. License fees include $100,000 expensed and paid to Lawrence Berkeley National Lab in 2005 for the election to retain the broader field. The Company is also required to pay Lawrence Berkeley National Lab earned royalties on products, services and processes covered by the license and sold by it or its affiliates or sublicensees, a percentage of certain other income received by the Company from its sublicensees, and patent prosecution and maintenance costs. To the extent that earned royalties in any given year do not meet certain threshold amounts, the Company is required to make annual minimum royalty payments to Lawrence Berkeley National Lab, ranging from $30,000 to $60,000, in order to maintain the license. The research and development expenses include $30,000, $30,000 and $10,000 in annual minimum royalties that the Company paid and recorded as expense during the years ended December 31, 2006, 2005 and 2004, respectively.

In order for the Company to retain its license, the Company must expend at least $1.0 million per year towards the research, development and commercialization of products covered by the agreement. If the Company fails to do so, Lawrence Berkeley National Lab may renegotiate the milestones, terminate the agreement or convert the exclusive license to a non-exclusive license. In order to maintain the broad field, the Company is required to and did expend an additional amount during 2005 and 2006 towards the research, development and commercialization of products and processes covered by the license.

5. Cash, Cash Equivalents, and Marketable Securities

The following is a summary of cash, cash equivalents, and marketable securities as of December 31, 2006 and 2005 (in thousands):

December 31, 2006	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$19,444	$—	$—	$19,444
Corporate debt securities due in one year or less	171,776	58	(13)	171,821
Total	$191,220	$58	$(13)	$191,265
Reported as:
Cash and cash equivalents	$22,351	$—	$—	$22,351
Marketable securities	168,869	58	(13)	168,914
Total	$191,220	$58	$(13)	$191,265

December 31, 2005	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$14,412	$—	$—	$14,412
Corporate debt securities due in one year or less	142,081	5	(244)	141,842
Total	$156,493	$5	$(244)	$156,254
Reported as:
Cash and cash equivalents	$25,891	$—	$(1)	$25,890
Marketable securities	130,602	5	(243)	130,364
Total	$156,493	$5	$(244)	$156,254

The following table summarizes the aggregate fair value of corporate debt securities in an unrealized loss position for less than and greater than one year at December 31, 2006 and 2005. The Company reviews its investments for other than temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying value is not recoverable within a reasonable period of time. At December 31, 2006 and 2005, there were four and 59 marketable securities in an unrealized loss position, respectively. Investments in an unrealized loss position at December 31, 2006 and 2005 were caused by fluctuations in interest rates. The Company reviewed its investments with unrealized losses and has concluded that no other-than-temporary impairment existed at December 31, 2006 and 2005 as the Company has the ability and intent to hold these investments to maturity. The Company had no realized gains or losses during the years ended December 31, 2006, 2005 or 2004.

(in thousands)	2006		2005
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Corporate debt securities due in one year or less	$18,676	$(13)	$118,658	$(222)
Corporate debt securities due greater than one year	—	—	7,753	(22)
Total	$18,676	$(13)	$126,411	$(244)

6. Property and Equipment

At December 31, 2006 and 2005, property and equipment, net consists of the following (in thousands):

	2006	2005	Depreciable Lives
Computer equipment	$171	$498	3 years
Software	935	270	3 years
Office furniture and equipment	920	496	5 to 6 years
Laboratory equipment	4,991	3,915	7 years
Leasehold improvements	4,022	401	Shorter of asset life or lease term
Equipment purchased under capital lease obligations	5,570	1,656	3 to 7 years
Less: accumulated depreciation	(3,006)	(1,319)
	$13,603	$5,917

Depreciation and amortization expense, including amortization of assets recorded under capital leases, amounted to $1.9 million, $1.0 million, and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

7. Restricted Cash

In September 2004, $1.5 million of the Company’s cash was designated as collateral for a letter of credit related to the lease of office and laboratory space. This balance will remain restricted during the 80-month lease term and the Company will continue to earn interest on the balance. In December 2005, this balance was increased to $1.8 million due to an increase in leased space.

In October 2006, an additional $2.9 million of the Company’s cash was designated as collateral for a letter of credit related to the lease of office and laboratory space. This balance will remain restricted during the 55-month lease term and the Company will continue to earn interest on the balance.

8. Accrued Expenses

At December 31, 2006 and 2005, accrued expenses consisted of the following (in thousands):

	2006	2005
Accrued compensation	$2,661	$1,552
Accrued contracted research costs	2,152	911
Accrued professional fees	680	629
Other	293	263
	$5,786	$3,355

9. Preferred Stock

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

Shareholders’ Rights Agreement

Effective November 7, 2005, the Board of Directors of the Company declared a dividend of one right (collectively, the “Rights”) to buy one one-thousandth of a share of newly designated Series A Junior Participating Preferred Stock (“Series A Junior Preferred Stock”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on November 18, 2005. Initially, the Rights are not exercisable and will be attached to all certificates representing outstanding shares of common stock, and no separate Rights Certificates will be distributed. The Rights will expire at the close of business on November 6, 2008 unless earlier redeemed or exchanged. Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including the right to vote or to receive dividends. The rights are not immediately exercisable. Subject to the terms and conditions of the Rights Agreement entered into by the Company with American Stock Transfer & Trust Company, as Rights Agent (the “Rights Agreement”), the Rights will become exercisable upon the earlier of (1) 10 business days following the later of (a) the first date of a public announcement that a person or group (an “Acquiring Person”) acquires, or obtained the right to acquire, beneficial ownership of 20 percent or more of the outstanding shares of common stock of the Company or (b) the first date on which an executive officer of the Company has actual knowledge that an Acquiring Person has become such or (2) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning more than 20 percent of the outstanding shares of common stock of the Company. Each right entitles the holder to purchase one one-thousandth of a share of Series A Junior

Preferred Stock at an initial purchase price of $125.00 in cash, subject to adjustment. In the event that any person or group becomes an Acquiring Person, unless the event causing the 20% threshold to be crossed is an offer permitted pursuant to the Rights Agreement, each Right not owned by the Acquiring Person will entitle its holder to receive, upon exercise, that number of shares of common stock of the Company (or in certain circumstances, cash, property or other securities of the Company), which equals the exercise price of the Right divided by 50% of the current market price (as defined in the Rights Agreement) per share of such common stock at the date of the occurrence of the event. In the event that, at any time after any person or group becomes an Acquiring Person, (i) the Company is consolidated with, or merged with and into, another entity and the Company is not the surviving entity of such consolidation or merger (other than a consolidation or merger which follows a Permitted Offer) or if the Company is the surviving entity, but shares of its outstanding Common Stock are changed or exchanged for stock or securities (of any other person) or cash or any other property, or (ii) more than 50% of the Company’s assets or earning power is sold or transferred, each holder of a Right (except Rights which previously have been voided as set forth in the Rights Agreement) shall thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring company which equals the exercise price of the Right divided by 50% of the current market price of such common stock at the date of the occurrence of the event.

10. Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

Shares of common stock reserved for future issuance at December 31, 2006 are as follows (in thousands):

Shares available for grant under stock option plans	1,097
Shares available for exercise of stock options	2,730
Shares available for grant under employee stock purchase plan	478
Total	4,305

In July 2005, the Company raised $122.3 million in a follow-on public offering, net of expenses, from the sale and issuance of 4,827,300 shares of common stock. The price to the public was $27.02 per share.

In connection with the 2006 Sandoz Collaboration, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG for an aggregate purchase price of $75.0 million.

11. Income Taxes

A reconciliation of federal statutory income tax provision to the Company’s actual provision for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Benefit at federal statutory tax rate	$(17,651)	$(7,365)	$(4,785)
Unbenefited operating losses	15,318	7,597	4,493
Stock-based compensation	3,669	470	687
Tax credits	(1,354)	(713)	(433)
Other	18	11	38
Income tax provision	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Federal and state net operating losses	$29,277	$17,608
Research credits	4,040	1,937
Deferred compensation	480	27
Deferred revenue	5,507	109
Accrued expenses	116	77
Capital leases	3,164	—
Total deferred tax assets	42,584	19,758
Deferred tax liabilities:
Depreciation	(3,702)	(196)
Unrealized gain on marketable securities	(16)	—
Total deferred tax liabilities	(3,718)	(196)
Valuation allowance	(38,866)	(19,562)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $19.3 million and $9.2 million for the years ended December 31, 2006 and 2005, respectively, as a result of the reserve for the tax benefit on the current period loss.

As of December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $75.8 million and $81.1 million, respectively, to offset future federal and state taxable income. Of this amount, approximately $4.0 million of federal and state net operating loss carryforwards relate to stock option deductions and the related tax benefit will be recognized in equity when realized. The Company also has federal and state research and development tax credit carryforwards of approximately $2.7 million and $2.0 million, respectively, as of December 31, 2006. The net operating loss carryforwards and federal research credits expire at various times through 2026.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by Internal Revenue Code (IRC) Sections 382 and 383 and similar state provisions. Such an annual limitation could result in the expiration of net operating losses and/or tax credits before utilization.

12. Line of Credit

In December 2002, the Company entered into an equipment line of credit with Silicon Valley Bank (the “Bank”), which provided for the Company to draw up to $1.2 million through March 31, 2003. Borrowings under the line bear interest at a rate between 5.0% and prime plus 0.25% and are payable over a 36-month period from the cash drawn date. The line of credit includes a provision that any material adverse change in the Company or its business, as solely determined by the bank, may be considered an event of default. There have been no events of default under this line of credit. In December 2004, the Company entered into a Loan Modification Agreement (the “Loan Modification Agreement”) with the Bank to amend selected terms and conditions of the Security Agreement of December 2002 by and between the Company and the Bank (the “Original Credit Facility”). Under the Loan Modification Agreement, the Company and the Bank agreed to amend the Original Credit Facility to, among other things, conform certain provisions of the Original Credit Facility to the Loan Agreement (see below), including the grant of security interest. The Company’s ability to draw down any amounts under the Original Credit Facility expired on May 30, 2003, which term was not extended under the Loan Modification Agreement. As of December 31, 2006, the Company had no borrowings outstanding under the Original Credit Facility, as amended by the Loan Modification Agreement.

In December 2004, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with the Bank. Under the terms of the Loan Agreement, the Company was eligible to borrow up to an aggregate of $3.0 million through September 30, 2005 solely for reimbursement of purchases of Eligible Equipment, as defined under the Loan Agreement. As of December 31, 2005, the Company had drawn $3.0 million against the Loan Agreement. The Company was not obligated to draw down any amounts under the Loan Agreement and any borrowings bear interest at the per annum rate of the U.S. Treasury note yield to maturity for a term equal to forty-two months plus 5%, which rate was fixed on the funding date for each advance under the Loan Agreement. Advances under the Loan Agreement are to be repaid over a forty-two month period commencing on the applicable funding date. To secure the payment and performance in full of the Company’s obligations under the Loan Agreement, the Company granted to the Bank a continuing security interest in the Collateral, as such term is defined under the Loan Agreement and which essentially includes all Eligible Equipment and records relating thereto. As of December 31, 2006, the Company had approximately $1.6 million in borrowings outstanding under the Loan Agreement subject to interest rates ranging from 8.46% to 9.18%.

13. Commitments and Contingencies

Capital and Operating Leases

In December 2005, the Company entered into a Master Lease Agreement (the “Agreement”) with General Electric Capital Corporation (“GECC”). Under the Agreement, the Company may lease office, laboratory, computer and other equipment from GECC by executing specified equipment schedules with GECC. Each equipment schedule will specify the lease term with respect to the underlying leased equipment. As of December 31, 2006, the Company had drawn $5.4 million against the Agreement. Borrowings under the agreement are payable over a 54-month period at effective annual interest rates of 7.51% to 9.39%. In accordance with the Agreement, should the effective corporate income tax rate for calendar-year taxpayers increase above 35%, GECC will have the right to increase rent payments by requiring payment of a single additional sum, calculated in accordance with the Agreement. The Agreement also provides the Company an early purchase option after 48 months at a predetermined fair market value, which the Company intends to exercise. As a result, the Agreement is considered a capital lease for accounting purposes and the equipment is included in property and equipment. Under the Agreement, if any material adverse change in the Company or its business occurs, as solely determined by GECC, the total unpaid principal would become immediately due and payable. There have been no events of default under this agreement. As of December 31, 2006, the Company had approximately $4.9 million in outstanding borrowings under the agreement.

The Company leases office space and equipment under various operating lease agreements. Rent expense for office space under operating leases amounted to $5,435,000, $2,664,000 and $869,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

In September 2004, the Company entered into an agreement to lease 53,323 square feet of office and laboratory space located at 675 West Kendall Street, Cambridge, Massachusetts, for a term of 80 months (the “West Kendall Sublease”). The Company has an option to extend the West Kendall Sublease for one additional term of 48 months, ending April 2015, or on such other earlier date as provided in accordance with the West Kendall Sublease. In November 2005, the Company amended the West Kendall Sublease to lease an additional 25,131 square feet in its current premises through April 2011. Under the lease amendment, the landlord agreed to finance the leasehold improvements. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position (FSP) 13-1, Accounting for Rental Costs Incurred during a Construction Period, the Company commenced expensing the applicable rent on a straight line basis beginning with the commencement of the construction period. The construction period was completed in June 2006. In accordance with EITF 97-10, The Effect of Lessee Involvement in Asset Construction, the Company was the owner of the leasehold assets during the construction period, and as of December 31, 2006, the Company has recorded $3.2 million in leasehold improvements offset by $2.9 million as a related lease financing liability.

In October 2006, the Company entered into an agreement to lease approximately 22,300 square feet of office and research space located in Cambridge, Massachusetts (the “Third Street Sublease”). The initial term of the Third Street Sublease expires on April 30, 2011 and may be extended for an additional 48 month period, subject to certain termination rights granted to the Company and the landlord. Commencing on the earlier of March 10, 2007 or the Company’s beneficial use of the leased premises, and through the term of the Third Street Sublease, the Company will pay annual fixed rent of $1.1 million in monthly installments plus operating expenses. The company expenses rent under this lease on a straight-line basis in accordance with (FSP) 13-1. Additionally, the Company has designated $2.9 million as collateral for a letter of credit in connection with the execution of the lease.

Future minimum capital and total operating lease commitments as of December 31, 2006 are as follows (in thousands):

	Operating Lease	Capital Lease
2007	$4,448	$1,294
2008	4,652	1,305
2009	4,640	1,658
2010	4,629	1,613
2011	1,543	—
Total future minimum lease payments	$19,912	5,870
Less—Amounts representing interest		(931)
Capital lease obligation at December 31, 2006		4,939
Less—Current maturities		(941)
Capital lease obligation, net of current maturities		$3,998

License Agreements

In connection with license arrangements with the research universities discussed in Note 4, the Company has certain annual fixed obligations to pay these institutions fees for the technology licensed. At December 31, 2006, financial obligations under these agreements for each year in the next five years range from $0.1 million to $0.2 million. After 2010, the annual obligations, which extend indefinitely, are approximately $0.2 million per year. The Company may terminate the agreements at any time without further annual obligations. Annual payments may be applied towards royalties payable to the licensors for that year for product sales, sublicensing of the patent rights or joint development revenue.

Legal Contingencies

Companies that seek to market a generic version of a branded product can be sued for infringing patents that purportedly cover the branded product and/or methods of using the product if the proposed marketing is to occur before the branded product’s patents expire. The Company is not currently engaged in any actual or threatened material litigation; however, in August 2006, Sanofi-Aventis brought a patent infringement suit against Sandoz in connection with regulatory filings seeking approval to market M-Enoxaparin in the U.S. Sandoz has moved to dismiss the suit based upon a February 2007 District Court decision, which found Sanofi-Aventis’ patents to be unenforceable. The Company believes that its product development plans will likely cause patent infringement litigation in the future. The accompanying consolidated financial statements do not include any provision for such potential litigation.

In December 2006, the Company entered into a settlement agreement with a third party for $1.8 million. This payment was recorded as a component of general and administrative expense as of December 31, 2006 within the Company’s consolidated statement of operations.

14. 401(k) Plan

The Company has a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company has discretion to make contributions to the plan. In March 2005, the Company’s Board of Directors approved a match of 50% of the first 6% contributed by employees, effective for the 2004 plan year, and thereafter. The Company recorded $0.2 million and $0.2 million of such match expense in the year ended December 31, 2006 and 2005, respectively. The amount contributed in 2004 by the Company was immaterial.

15. Related Party Transactions

The Company purchased $3.3 million, $1.5 million and $0.4 million of heparin in 2006, 2005 and 2004, respectively, from Sandoz GmbH, which in turn was reimbursed under the Company’s collaboration agreement with Sandoz N.V. and Sandoz, Inc. The Company did not have any outstanding payables to Sandoz at December 31, 2006 and 2005.

Parivid, LLC, a company that provides data integration and analysis services to the Company, is considered to be a related party as a co-founder and member of the Company’s Board of Directors is the brother of the chief technology officer of Parivid. The Company recorded $1.0 million, $0.7 million and $1.0 million as research and development expense related to work performed by Parivid in the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, the Company had outstanding payables totaling $0.1 million with Parivid. The Company had no outstanding payables with Parivid at December 31, 2005.

16. Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
2006
Collaboration revenues	$2,506	$5,397	$4,058	$4,038
Net loss	(11,331)	(12,584)	(12,015)	(15,983)
Basic and diluted net loss per common share attributable to common stockholders	$(0.37)	$(0.41)	$(0.37)	$(0.45)
Shares used in computing basic and diluted net loss per share attributable to common stockholders	30,444	30,532	32,334	35,518
2005
Collaborative revenues	$3,415	$3,364	$2,957	$3,275
Net loss	(3,770)	(4,580)	(6,001)	(7,311)
Basic and diluted net loss per common share attributable to common stockholders	$(0.15)	$(0.18)	$(0.21)	$(0.24)
Shares used in computing basic and diluted net loss per share attributable to common stockholders	24,866	25,116	28,736	30,341

Certain prior year amounts in collaboration revenue and research and development expenses in the consolidated statements of operations have been reclassified to conform to the current year presentation. This reclassification has no impact on previously reported net loss attributable to common stockholders or accumulated deficit.

Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.

Diluted and basic net loss per common share is identical since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.                CONTROLS AND PROCEDURES

1.   Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Momenta’s management, including the supervision and participation of Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

Based on our assessment, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

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

(b)         Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Momenta Pharmaceuticals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Momenta Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Momenta Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Momenta Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Momenta Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Momenta Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, redeemable convertible preferred stock, stockholders’ equity (deficit) and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2006 of Momenta Pharmaceuticals, Inc. and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 12, 2007

(c) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended as of December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               OTHER INFORMATION

Recent Events

On March 14, 2007, we entered into Executive Retention Agreements with the following executive officers: John F. Bishop, Steven B. Brugger, Richard P. Shea and Ganesh Venkataraman; as well as three other Vice Presidents of the Company. Pursuant to the Executive Retention Agreements, in the event an executive’s employment is terminated without cause (as defined in the Executive Retention Agreement) or he or she terminates employment with good reason (as defined in the Executive Retention Agreement) within one year following a change in control of the Company (as defined in the Executive Retention Agreement), the executive shall be entitled to (i) accrued obligations as of the date of such termination, consisting of accrued and unpaid salary, the value of accrued vacation days and the amount of unreimbursed and incurred expenses, (ii) acceleration of each outstanding award then held by the executive under the Company’s outstanding equity incentive plans, (iii) the sum of (A) the amount equal to the executive’s annual base salary during the one year period prior to the date of termination and (B) the greater of (x) the target bonus for the executive for the fiscal year in which the termination occurs and (y) the annual bonus paid to the executive for the most recently completed fiscal year, and (iv) insurance, medical, dental, health and accident and disability benefits as in effect immediately prior to the termination date for a period of 12 months. The Executive Retention Agreements have a term that expires on December 31, 2007, but automatically renew for successive one year terms.

PART III

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to our directors, nominees for election as directors and executive officers under the headings “Election of Directors”, “Corporate Governance—Our Executive Officers”, “Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Board Committees” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

Item 11.                 EXECUTIVE COMPENSATION

The discussion under the headings “Executive Compensation”, “Compensation of Directors”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information specified in Item 407(e)(5) of Regulation S-K and set forth in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is not incorporated by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The discussion under the headings “Certain Relationships and Related Transactions” and “Corporate Governance—Board Determination of Independence” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The discussion under the heading “Ratification of Selection of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are included as part of this Annual Report on Form 10-K.

1.     Financial Statements:

Page number in this report
Report of Independent Registered Public Accounting Firm	58
Consolidated Balance Sheets at December 31, 2006 and 2005	59
Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004	60
Consolidated Statements of Redeemable Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 and 2004	61
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	63
Notes to Consolidated Financial Statements	64

2.     All schedules are omitted as the information required is either inapplicable or is presented in the financial statements and/or the related notes.

3.     The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of March, 2007.

MOMENTA PHARMACEUTICALS, INC.
By:	/s/ CRAIG A. WHEELER
Craig A. Wheeler Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CRAIG A. WHEELER	President and Chief Executive Officer;	March 15, 2007
Craig A. Wheeler	Director (Principal Executive Officer)
/s/ RICHARD P. SHEA	Vice President and Chief Financial Officer	March 15, 2007
Richard P. Shea	(Principal Financial and Accounting Officer)
/s/ PETER BARRETT	Chairman of the Board and Director	March 15, 2007
Peter Barrett
/s/ JOHN K. CLARKE	Director	March 15, 2007
John K. Clarke
/s/ ALAN L. CRANE	Director	March 15, 2007
Alan L. Crane
/s/ MARSHA H. FANUCCI	Director	March 15, 2007
Marsha H. Fanucci
/s/ PAUL D. GOLDENHEIM	Director	March 15, 2007
Paul D. Goldenhiem
/s/ PETER BARTON HUTT	Director	March 15, 2007
Peter Barton Hutt
/s/ ROBERT S. LANGER, Jr.	Director	March 15, 2007
Robert S. Langer, Jr.
/s/ STEPHEN T. REEDERS	Director	March 15, 2007
Stephen T. Reeders
/s/ RAM SASISEKHARAN	Director	March 15, 2007
Ram Sasisekharan
/s/ BENNETT M. SHAPIRO	Director	March 15, 2007
Bennett M. Shapiro

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
	Articles of Incorporation and By-Laws
3.1	Third Amended and Restated Certificate of Incorporation	S-1	3.3	3/11/2004	333-113522
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant	8-K	3.1	11/8/2005	000-50797
3.3	Amended and Restated By-Laws	S-1	3.2	3/11/2004	333-113522
	Instruments Defining the Rights of Security Holders
4.1	Specimen Certificate evidencing shares of common stock	S-1/A	4.1	6/15/2004	333-113522
4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of February 27, 2004, by and among the Purchasers listed therein, the Founders listed therein and the Registrant; Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement dated June 10, 2004, by and among the Registrant and the Investors set forth therein	S-1/A	4.3	6/15/2004	333-113522
4.3	Rights Agreement, dated as of November 7, 2005, between American Stock Transfer & Trust Company, as Rights Agent, and the Registrant	8-K	4.1	11/8/2005	000-50797
4.4	Investor Rights Agreement, dated as of July 25, 2006, by and between Novartis Pharma AG and the Registrant	10-Q	10.2	11/8/2006	000-50797
	Material Contracts—License Agreements
10.1†	Collaboration and License Agreement, dated November 1, 2003, by and among Biochemie West Indies, N.V., Geneva Pharmaceuticals, Inc. and the Registrant	S-1/A	10.4	5/11/2004	333-113522
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

		8-K	10.1	8/15/2006	000-50797

10.3†	Letter Agreement Regarding November 1, 2002 M.I.T. License, dated August 4, 2006, between the Massachusetts Institute of Technology and the Registrant	8-K	10.1	8/15/2006	000-50797
10.4†	Letter Agreement Regarding November 1, 2002 M.I.T. License, dated October 18, 2006, between the Massachusetts Institute of Technology and the Registrant	10-Q	10.6	11/8/2006	000-50797
10.5†	Exclusive Patent License Agreement, dated October 31, 2002, by and between the Massachusetts Institute of Technology and the Registrant (the “October 31, 2002 M.I.T. License”); First Amendment to the October 31, 2002 M.I.T. License, dated November 15, 2002, by and between the Massachusetts Institute of Technology and the Registrant	S-1/A	10.6	5/11/2004	333-113522
10.6†	Fourth Amendment to the Amended and Restated Exclusive Patent License Agreement, dated November 1, 2002, by and between the Massachusetts Institute of Technology and the Registrant	10-Q	10.3	8/16/2004	000-50797
10.7†	Fifth Amendment to the Amended and Restated Exclusive Patent License Agreement, dated November 1, 2002, by and between the Massachusetts Institute of Technology and the Registrant	10-Q	10.5	11/8/2006	000-50797
*10.8	Sixth Amendment to the Amended and Restated Exclusive Patent License Agreement, dated November 1, 2002, by and between the Massachusetts Institute of Technology and the Registrant
10.9†	Second Amendment to the Exclusive Patent License Agreement, dated October 31, 2002, by and between the Massachusetts Institute of Technology and the Registrant	10-Q	10.4	8/16/2004	000-50797
10.10†	Third Amendment to the Exclusive Patent License Agreement, dated October 31, 2002, by and between the Massachusetts Institute of Technology and the Registrant	10-Q	10.4	11/8/2006	000-50797
*10.11	Fourth Amendment to the Exclusive Patent License Agreement, dated October 31, 2002, by and between the Massachusetts Institute of Technology and the Registrant
10.12†	License Agreement for Installing Novel Functional Groups for Therapeutics, dated November 20 2002, by and between the Regents of the University of California through the Ernest Orlando Lawrence Berkeley National Laboratory and the Registrant	S-1/A	10.7	5/11/2004	333-113522
10.13†	Letter Agreement, dated November 16, 2004, between the Regents of the University of California through the Ernest Orlando Lawrence Berkley National Laboratory and the Registrant.	10-K	10.12	3/31/2005	000-50797
10.14†	Letter Agreement, dated February 8, 2005, between the Regents of the University of California through the Ernest Orlando Lawrence Berkley National Laboratory and the Registrant	10-K/A	10.13	7/14/2005	000-50797

10.15†	Memorandum of Understanding, dated July 25, 2006, between Sandoz AG and the Registrant	10-Q	10.2	11/8/2006	000-50797
*10.16	Letter Agreement dated January 29, 2007 between Sandoz AG and the Registrant
	Material Contracts—Management Contracts and Compensation Plans
*10.17#	Amended and Restated 2002 Stock Incentive Plan
*10.18#	2004 Stock Incentive Plan, as amended
10.19#	Form of Incentive Stock Option Agreement Granted Under 2004 Stock Incentive Plan	10-Q	10.1	8/16/2004	000-50797
10.20#	Form of Nonstatutory Stock Option Agreement Granted Under 2004 Stock Incentive Plan	10-Q	10.2	8/16/2004	000-50797
10.21#	2004 Employee Stock Purchase Plan	S-1/A	10.3	4/16/2004	333-113522
*10.22#	Executive Officer Compensation Summary
*10.23#	Non-Employee Director Compensation Summary
10.24#	Severance Agreement, dated October 13, 2006, between Alan L. Crane and the Registrant	10-Q	10.12	11/8/2006	000-50797
10.25#	First Amended and Restated Employment Agreement, dated April 10, 2002, by and between Ganesh Venkataraman and the Registrant	S-1	10.12	3/11/2004	333-113522
10.26#	Restricted Stock Purchase Agreement, dated June 13, 2001, by and between Ganesh Venkataraman and the Registrant	S-1	10.13	3/11/2004	333-113522
10.27#	Reallocation of Founder Shares Agreement, dated April 10, 2002, by and among Ganesh Venkataraman, Ram Sasisekharan, Robert S. Langer, Jr., Polaris Venture Partners III, L.P. and the Registrant	S-1	10.14	3/11/2004	333-113522
10.28#	Restricted Stock Agreement, dated March 7, 2006, between Ganesh Venkataraman and the Registrant	10-Q	10.14	11/8/2006	000-50797
10.29#	Employment Agreement, dated April 10, 2002, by and between Susan Whoriskey and the Registrant	S-1	10.15	3/11/2004	333-113522
10.30#	Restricted Stock Purchase Agreement, dated April 10, 2002, by and between Susan Whoriskey and the Registrant	S-1	10.16	3/11/2004	333-113522
10.31#	Consulting Agreement, dated July 23, 2001, by and between Robert S. Langer, Jr. and the Registrant; Letter of Extension dated June 23, 2003	S-1	10.17	3/11/2004	333-113522
10.32#	Letter of Extension to Consulting Agreement, dated July 2, 2004, by and between Robert S. Langer, Jr. and the Registrant	10-Q	10.2	11/12/2004	000-50797
10.33#	Letter of Extension to Consulting Agreement, dated August 8, 2005, between Robert S. Langer, Jr. and the Registrant	8-K	10.1	8/10/2005	000-50797
10.34#	Letter Regarding Amendment and Renewal of Consulting Agreement, dated July 23, 2001, dated July 19, 2006, between Robert S. Langer, Jr. and the Registrant	8-K	10.1	7/25/2006	000-50797
10.35#	Restricted Stock Purchase Agreement, dated June 13, 2001, by and between Robert S. Langer, Jr. and the Registrant	S-1	10.18	3/11/2004	333-113522

10.36#	Consulting Agreement, dated August 16, 2001, by and between Ram Sasisekharan and the Registrant; Letter of Extension dated August 1, 2003	S-1	10.19	3/11/2004	333-113522
10.37#	Letter of Extension to Consulting Agreement, dated July 12, 2004, by and between Ram Sasisekharan and the Registrant	10-Q	10.1	11/12/2004	000-50797
10.38#	Letter of Extension to Consulting Agreement, effective as of November 8, 2005, between Ram Sasisekharan and the Registrant	8-K	10.1	11/10/2005	000-50797
10.39#	Restricted Stock Purchase Agreement, dated June 13, 2001, by and between Ram Sasisekharan and the Registrant	S-1	10.20	3/11/2004	333-113522
10.40#	Letter of Extension to Consulting Agreement, dated March 15, 2005, by and between Ram Sasisekharan and the Registrant	10-Q	10.1	5/13/2005	000-50797
10.41#	Letter of Extension and Amendment to Consulting Agreement, dated September 7, 2006, by and between Ram Sasisekharan and the Registrant	8-K	10.1	9/11/2006	000-50797
10.42#	Consulting Agreement, dated September 18, 2002, by and between Peter Barton Hutt and the Registrant; Letter of Extension dated September 29, 2003	S-1	10.21	3/11/2004	333-113522
10.43#	Amendment to Letter of Extension, dated October 4, 2004, between Peter Barton Hutt and the Registrant	10-Q	10.3	11/12/2004	000-50797
10.44#	Letter of Extension to Consulting Agreement, dated September 18, 2002, dated September 22, 2005, between Peter Barton Hutt and the Registrant	10-Q	10.2	11/14/2005	000-50797
10.45#	Amendment to Consulting Agreement, dated September 18, 2002, dated September 18, 2006, between Peter Barton Hutt and the Registrant	8-K	10.1	9/20/2006	000-50797
10.46#	Restricted Stock Purchase Agreement, dated June 13, 2001, by and between Peter Barton Hutt and the Registrant	S-1	10.22	3/11/2004	333-113522
10.47#	Industry Consulting Agreement, effective as of October 4, 2004, between Bennett M. Shapiro and the Registrant	10-Q	10.4	11/12/2004	000-50797
10.48#	Amendment (regarding Consulting Agreement, dated October 4, 2004), dated September 20, 2005, between Bennett M. Shapiro and the Registrant	10-Q	10.1	11/14/2005	000-50797
10.49#	Amendment (regarding Consulting Agreement, dated October 4, 2004), dated September 25, 2006, between Bennett M. Shapiro and the Registrant	8-K	10.1	9/28/2006	000-50797
10.50#	Letter Agreement, dated November 15, 2004, between Joseph E. Tyler and the Registrant	10-K	10.47	3/31/2005	000-50797
10.51#	Employment Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.7	11/8/2006	000-50797
10.52#	Restricted Stock Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.8	11/8/2006	000-50797
10.53#	Nonstatutory Stock Option Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.9	11/8/2006	000-50797
10.54#	Incentive Stock Option Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.10	11/8/2006	000-50797

10.55#	Restricted Stock Agreement, dated March 7, 2006, between Steven B. Brugger and the Registrant	10-Q	10.13	11/8/2006	000-50797
*10.56#	Restricted Stock Agreement, dated December 15, 2006, between John E. Bishop and the Registrant
*10.57	Form of Executive Retention Agreement between the Registrant and each of John E. Bishop, Steven B. Brugger, Ian Fier, Barbara Rosengren, Richard P. Shea, Ganesh Venkataraman and Susan Whoriskey	.
	Material Contracts—Credit Agreements
10.58	Loan and Security Agreement, dated December 27, 2002, by and between Silicon Valley Bank and the Registrant	S-1	10.23	3/11/2004	333-113522
10.59	First Loan Modification Agreement, dated December 28, 2004, between Silicon Valley Bank and the Registrant	10-K	10.37	3/31/2005	000-50797
10.60	Loan and Security Agreement, dated December 28, 2004, between Silicon Valley Bank and the Registrant	10-K	10.38	3/31/2005	000-50797
10.61	Master Lease Agreement, dated December 30, 2005, between General Electric Capital Corporation and the Registrant	10-K	10.44	3/16/2006	000-50797
	Material Contracts—Leases
10.62†	Sublease Agreement, dated September 14, 2004, by and between Vertex Pharmaceuticals Incorporated and the Registrant	10-Q	10.9	11/12/2004	000-50797
10.63	First Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004), dated September 7, 2005, between Vertex Pharmaceuticals Incorporated and the Registrant	10.Q	10.3	11/14/2005	000-50797
10.64	Second Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of November 21, 2005, between Vertex Pharmaceuticals Incorporated and the Registrant	10-K	10.47	3/16/2006	000-50797
10.65	Third Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of January 27, 2006, between Vertex Pharmaceuticals Incorporated and the Registrant	10-K	10.48	3/16/2006	000-50797
10.66	Letter Agreement (regarding Sublease Agreement, dated September 14, 2004, as amended), dated June 29, 2006, between Vertex Pharmaceuticals Incorporated and the Registrant	10-Q	10.01	8/9/2006	000-50797
10.67	Sublease, dated September 8, 2006, by and between Archemix Corp and the Registrant	10-Q	10.11	11/8/2006	000-50797
	Material Contracts—Stock Purchase Agreement
10.68	Stock Purchase Agreement, dated July 25, 2006, by and between Novartis Pharma AG and the Registrant	10-Q	10.1	11/8/2006	000-50797
	Additional Exhibits
*21	List of Subsidiaries
*23.1	Consent of Ernst & Young LLP
*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*       Filed herewith.

†                    Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#                 Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.