Form 10-Q
period 2007-03-31
MOMENTA PHARMACEUTICALS INC
filed 2007-05-10
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of May 7, 2007.

Class	Number of Shares
Common Stock $0.0001 par value	36,329,400

MOMENTA PHARMACEUTICALS, INC.
TABLE OF CONTENTS

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.              Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)
(unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$16,184	$22,351
Marketable securities	160,552	168,914
Unbilled collaboration revenue	1,975	4,727
Prepaid expenses and other current assets	1,311	2,069
Total current assets	180,022	198,061

Property and equipment, net of accumulated depreciation	15,433	13,603
Restricted cash	4,685	4,685
Other assets	36	36
Total assets	$200,176	$216,385

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,618	$4,311
Accrued expenses	3,815	5,786
Deferred revenue	86	123
Line of credit obligations	903	883
Capital lease obligations	960	941
Lease financing liability	606	596
Deferred rent	174	122
Total current liabilities	10,162	12,762

Deferred revenue, net of current portion	13,552	13,552
Line of credit obligations, net of current portion	505	738
Capital lease obligations, net of current portion	3,762	3,998
Lease financing liability, net of current portion	2,165	2,321
Deferred rent, net of current portion	536	423
Total liabilities	30,682	33,794

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized at March 31, 2007 and December 31, 2006, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 36,319 and 36,098 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	4	4
Additional paid-in capital	311,934	308,061
Accumulated other comprehensive income	38	45
Accumulated deficit	(142,482)	(125,519)
Total stockholders’ equity	169,494	182,591
Total liabilities and stockholders’ equity	$200,176	$216,385

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Collaboration revenue	$2,242	$2,506
Operating expenses:
Research and development*	13,772	9,445
General and administrative*	7,703	5,967
Total operating expenses	21,475	15,412

Loss from operations	(19,233)	(12,906)

Other income (expense):
Interest income	2,453	1,658
Interest expense	(183)	(83)

Net loss	$(16,963)	$(11,331)

Basic and diluted net loss per share	$(0.48)	$(0.37)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	35,584	30,444

*Includes the following stock-based compensation expense:

Research and development	$1,256	$762
General and administrative	$2,259	$1,649

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net loss	$(16,963)	$(11,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	727	324
Stock-based compensation expense	3,515	2,411
(Accretion of discount)/amortization of premium on investments	(1,724)	207
Changes in operating assets and liabilities:
Unbilled collaboration revenue	2,752	1,778
Prepaid expenses and other current assets	758	(549)
Other assets	—	5
Accounts payable	(693)	1,003
Accrued expenses	(1,971)	(1,112)
Deferred rent	165	651
Deferred revenue	(37)	(37)
Net cash used in operating activities	(13,471)	(6,650)

Investing activities:
Purchases of property and equipment	(2,557)	(1,509)
Purchases of marketable securities	(81,591)	(21,181)
Maturities of marketable securities	91,670	32,928
Net cash provided by investing activities	7,522	10,238

Financing activities:
Proceeds from issuance of common stock under stock plans	358	350
Payments on financed leasehold improvements	(146)	—
Proceeds from capital lease obligations	—	895
Principal payments on capital lease obligations	(217)	(66)
Principal payments on line of credit	(213)	(231)
Net cash (used in) provided by financing activities	(218)	948
Net (decrease) increase in cash and cash equivalents	(6,167)	4,536
Cash and cash equivalents, beginning of period	22,351	25,890
Cash and cash equivalents, end of period	$16,184	$30,426

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              The Company

Business

Momenta Pharmaceuticals, Inc. (the “Company” or “Momenta”) was incorporated in the state of Delaware on May 17, 2001 and began operations in early 2002. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company specializing in the detailed structural analysis of complex mixture drugs, applying its technology to the development of generic or follow-on versions of complex drug products as well as to the discovery and development of novel drugs.

Basis of Presentation

The accompanying unaudited, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2007.

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

Cash, Cash Equivalents, and Marketable Securities

The Company invests its excess cash in bank deposits, money market accounts, corporate debt securities and U.S. government obligations. The Company considers all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost, and primarily consist of money market funds maintained at major U.S. financial institutions. All marketable securities, which primarily represent marketable debt securities, have been classified as “available-for-sale.” Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and evaluates such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive income and reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest earned on marketable securities is included in interest income.

Revenue Recognition

The Company uses revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Accordingly, revenues from licensing and development agreements are recognized based on the performance requirements of the agreement. Non-refundable, up-front fees where the Company has an ongoing involvement or performance obligation are recorded as deferred revenue in the balance sheet and amortized into collaboration revenue in the statement of operations over the term of the performance obligation. Revenues from research and development services and expenses are recognized in the period the services are performed and the reimbursable costs are incurred, net of any amounts due to the collaborative partner for costs incurred during the period for shared development costs.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include wages, benefits, facility and other research-related overhead expenses, as well as license fees and contracted research and development activities.

Stock-Based Compensation

Pursuant to the terms of the Company’s 2004 Stock Incentive Plan, as amended (the “Incentive Plan”), at December 31, 2006 the Company was authorized to issue up to 3,948,785 shares of common stock with annual increases (to be added on the first day of the Company’s fiscal years during the period beginning in fiscal year 2005 and ending on the second day of fiscal year 2013) equal to the lowest of (i) 1,974,393 shares, (ii) 5% of the then outstanding number of common shares or (iii) such other amount as the Board of Directors may authorize. The Company’s Board of Directors elected not to increase the number of authorized shares related to the Incentive Plan for 2005 and 2006.  Effective January 1, 2007, the Company’s Board of Directors increased the number of authorized shares by 1,802,053.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share Based Payment, or SFAS 123R, using the modified prospective method. Under that method, compensation cost recognized in the three months ended March 31, 2007 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, the estimated grant date fair value of each stock-based award is recognized as expense on a ratable basis over the requisite service period (generally the vesting period).

In accordance with SFAS 123R, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Because of the Company’s limited history as a publicly-traded company, to estimate expected volatility the Company used a 50/50 blend of its own historic and implied volatility and an average of historic and implied volatilities of similar entities. For purposes of identifying similar entities, the Company considered characteristics such as industry, stage of life cycle and financial leverage. The expected term of option awards granted is derived from the average midpoint between vesting and the contractual term, as described in the SAB No. 107, Share-Based Payment. In the future, as information regarding post-vesting termination becomes more accessible, the Company will change its method of deriving the expected term. This change could impact the Company’s fair value of option awards granted in the future. The Company expects to refine its method of deriving expected term no later than January 1, 2008. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

The unvested shares held by consultants have been and will be revalued using the Company’s estimate of fair value at each balance sheet date pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18.  The charge to operations is recorded in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Restricted stock awards are measured on the date of grant based on the market value of the Company’s common stock and recognized as compensation expense over the explicit or implicit service periods.

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

The Company adopted the provisions of Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, or FIN 48, effective January 1, 2007. The Company did not recognize any liability for unrecognized tax benefits as a result of adopting FIN 48. The Company recognizes both accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company did not recognize any interest and penalties in the three-month periods ended March 31, 2007 and 2006, or since inception.

Comprehensive Loss

The Company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income, or SFAS 130. SFAS 130 establishes rules for the reporting and display of comprehensive loss and its components. Accumulated other comprehensive income as of March 31, 2007 and March 31, 2006 consists entirely of unrealized gains and losses on available-for-sale securities. Comprehensive loss for the three months ended March 31, 2007 and March 31, 2006 was $17.0 million and $11.3 million, respectively.

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share, or SFAS 128. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common stock equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and stock warrants. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is antidilutive. Accordingly, basic and diluted net loss per common share is the same.

Segment Reporting

The Company has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographical areas, and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products. All of the Company’s revenues through March 31, 2007 have come from one collaborative partner.

3.              Collaboration Revenue

In November 2003, the Company entered into a collaboration and license agreement (the “2003 Sandoz Collaboration”) with Sandoz N.V. and Sandoz Inc. (“Sandoz”) to jointly develop and commercialize M-Enoxaparin, a generic version of Lovenox®, a low molecular weight heparin. Under the terms of this agreement, the Company and Sandoz agreed to exclusively work with each other to develop and commercialize M-Enoxaparin for medical indications within the United States.

Under the 2003 Sandoz Collaboration, Sandoz makes certain payments to the Company. As mutually agreed, the Company provides, and Sandoz pays the Company, for full-time equivalent scientific, technical and/or management work. Sandoz is also responsible for funding substantially all of the other ongoing development and commercialization costs and legal expenses incurred with respect to injectable M-Enoxaparin, subject to termination rights upon reaching agreed upon limits. In addition, Sandoz will, in the event there are no third party competitors marketing a Lovenox-Equivalent Product (as defined in the agreement) share profits with the Company. Alternatively, in certain circumstances, if there are third party competitors marketing a Lovenox-Equivalent Product, Sandoz will pay royalties to the Company on net sales of injectable M-Enoxaparin. If certain milestones are achieved with respect to injectable M-Enoxaparin under certain circumstances, Sandoz will make certain milestone payments to the Company, which would reach $55 million if all such milestones are achieved. A portion of the development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount will be offset against profit-sharing amounts, royalties and milestone payments. Sandoz also may offset a portion of any product liability costs and certain other expenses arising from patent litigation against any profit-sharing amounts, royalties and milestone payments.

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

At March 31, 2007, the Company has recorded deferred revenue of $13.6 million representing the excess of the purchase price of $15.93 per share purchased by Novartis Pharma AG over the closing price of $13.05 per share (the “Premium”) on July 24, 2006, the last trading day of the Company’s common stock before execution of the 2006 Sandoz Collaboration. The

Company will commence amortization of the Premium as collaboration revenue when it can reasonably estimate the period of ongoing involvement or performance obligations under the 2006 Sandoz Collaboration. The Company expects to be able make such an estimate when a definitive collaboration and license agreement is executed with Sandoz AG. Through March 2007, the Company has not earned any collaboration revenues, milestones or royalties under the 2006 Sandoz Collaboration.

4.            Stock-Based Compensation

Total compensation cost for all share-based payment arrangements including stock options, restricted stock and the Company’s Employee Stock Purchase Plan (ESPP) for the three months ended March 31, 2007 and 2006 was $3.5 million and $2.4 million, respectively.

The Company recorded stock-based compensation of $1.5 million related to outstanding employee stock option grants during each of the three month periods ended March 31, 2007 and 2006 and $5,000 and $0.2 million related to outstanding consultant stock option grants during the three months ended March 31, 2007 and 2006, respectively.  During the three months ended March 31, 2007, the Company awarded its annual merit grant to all employees of the Company consisting of stock options to purchase shares of the Company’s common stock for a total grant of 186,889 options. Using the Black-Scholes-Merton option-pricing model, the weighted average grant date fair value of option awards granted during the three months ended March 31, 2007 and 2006 was $8.78 and $14.70 per option, respectively, using the following assumptions:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Expected volatility	74%	73%
Expected dividends	—	—
Expected term (in years)	6	6
Risk-free interest rate	4.7%	4.6%

At March 31, 2007, the total unrecognized compensation costs related to nonvested employee stock option awards was $14.9 million. The cost is expected to be recognized over a weighted average period of 2.8 years. The unvested shares held by consultants have been and will be revalued using the Company’s estimate of fair value at each balance sheet date pursuant to EITF 96-18.

The Company recorded stock-based compensation expense of $1.9 million and $0.7 million related to outstanding restricted stock grants during the three months ended March 31, 2007 and 2006, respectively.  As of March 31, 2007, there was $8.0 million of unrecognized compensation cost related to nonvested restricted stock arrangements.  The cost is expected to be recognized over a weighted average period of 1.7 years.

During the three months ended March 31, 2007, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 30,509 shares of common stock. Additionally, the Company issued 15,001 shares of common stock to employees under the Company’s ESPP during the three months ended March 31, 2007.

5. Subsequent Event

On April 20, 2007, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), with Parivid, LLC (“Parivid”), a data integration and analysis services provider to the Company, and S. Raguram, pursuant to which the Company acquired certain of the assets and assumed certain specified liabilities of Parivid related to the acquired assets, for $2.5 million in cash paid at closing and up to $11.0 million in contingent milestone payments in a combination of cash and/or stock in the manner and on the terms and conditions set forth in the Purchase Agreement.

The contingent milestone payments are structured to include (i) potential payments of no more than $2.0 million in cash if certain milestones are achieved within two years from the date of the Purchase Agreement and (ii) the issuance of up to $9.0 million of the Company’s common stock to Parivid if certain other milestones are achieved within fifteen years of the date of the Purchase Agreement.  In addition, upon the completion and satisfaction of those milestones that trigger the issuance of shares of the Company’s common stock, the Company has granted Parivid certain registration rights under the Securities Act of 1933, as amended, with respect to such shares.  The Company also entered into an employment agreement with S. Raguram pursuant to the terms of the Purchase Agreement.

As part of the Company’s acquisition of assets from Parivid, two previous collaboration agreements with Parivid were terminated.  S. Raguram, the principal owner and Chief Technology Officer of Parivid, is the brother of Ram Sasisekharan, a member of the Company’s Board of Directors.  Ram Sasisekharan received no consideration in connection with the execution of the Purchase Agreement. The Company recorded $1.0 million, $0.7 million and $1.0 million as research and development expense related to work performed by Parivid in the years ended December 31, 2006, 2005 and 2004, respectively.

6. Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which is effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has not completed its evaluation of the effects of adopting this standard, however, the Company does not believe the adoption will have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which is effective for fiscal years beginning after November 15, 2007.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently analyzing the effect, if any, SFAS 159 will have on its consolidated financial position and results of operations.

Item 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the identification of certain trends and other statements that may predict or anticipate future business or financial results. There are important factors that could cause our actual results to differ materially from those indicated. See “Risk Factors” in Item 1A. of Part II of this Quarterly Report on Form 10-Q.

Business Overview

We are a biotechnology company specializing in the detailed structural analysis of complex mixture drugs.  We apply our technology to the development of generic versions of complex drug products as well as to the discovery and development of novel drugs.  Through detailed analysis of the molecular structure of complex sugars and other complex mixtures, we believe our proprietary technology enables us to define the specific sequences contained in complex drugs, including those structures that had previously not been described due to a lack of available technology.  We apply our technology to the discovery and development of novel drugs by gaining a deeper understanding of the role of sugars in disease, such as the roles that complex sugars play in cellular function, disease and drug action based on our analytical capabilities. With our capabilities, we have developed a diversified pipeline of complex generic and novel drug candidates, as well as a novel drug discovery program.

Our business strategy is to apply our technology to develop generic versions of complex drugs, such as M-Enoxaparin and M356, to generate product revenue, that we anticipate will contribute to funding our novel drug discovery and development programs. Over the long term, we expect to generate additional value by leveraging our understanding of sugars to create novel therapeutics, which potentially could address critical unmet medical needs in a wide range of disease areas, including oncology, cardiovascular disease, infectious disease, inflammation and immunology.

Our most advanced product candidate, M-Enoxaparin, is designed to be a technology-enabled generic version of Lovenox®, a widely prescribed low molecular weight heparin, or LMWH.  In 2003, we formed a collaboration with Sandoz N.V. and Sandoz Inc., collectively Sandoz, affiliates of Novartis AG, to jointly develop, manufacture and commercialize M-Enoxaparin, which we refer to as the 2003 Sandoz Collaboration.  On August 29, 2005, Sandoz submitted an Abbreviated New Drug Application, or ANDA, to the FDA for M-Enoxaparin, which was amended in 2006 to include a paragraph IV certification stating that Sanofi-Aventis’ patents for Lovenox® listed in the FDA’s listing of approved drug products known as the Orange Book, are, among other things, invalid or unenforceable.  In July 2006, we entered into a series of agreements with Novartis Pharma AG and Sandoz AG, including a Memorandum of Understanding, or MOU, with Sandoz AG, collectively referred to as the 2006 Sandoz Collaboration.  Under the terms of the MOU, we expanded the geographic markets covered by our collaboration efforts related to M-Enoxaparin to include the European Union and further agreed to exclusively collaborate with Sandoz AG on the development and commercialization of three other follow-on and complex generic products.

Since our inception in May 2001, we have incurred annual net losses. As of March 31, 2007, we had an accumulated deficit of $142.5 million.  We expect to incur substantial and increasing losses for the next several years as we develop our product candidates, expand our research and development activities and prepare for the commercial launch of our product candidates. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

Since our inception, we have had no revenues from product sales. Our revenues have all been derived from our 2003 Sandoz Collaboration and primarily consist of amounts earned by us for reimbursement by Sandoz of research and development services and development costs for M-Enoxaparin.  In June 2004, we completed an initial public offering of 6,152,500 shares of common stock, the net proceeds of which were $35.3 million after deducting underwriters’ discounts and expenses. In July 2005, we raised $122.3 million in a follow-on public offering, net of expenses, from the sale and issuance of 4,827,300 shares of our common stock. In September 2006, in connection with the 2006 Sandoz Collaboration, we sold 4,708,679 shares of common stock to Novartis Pharma AG for an aggregate purchase price of $75.0 million. To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates.

The biotechnology and pharmaceutical industries in which we compete are undergoing, and are expected to continue to undergo, rapid and significant technological change. We expect competition to intensify as technological advances are made or new biotechnology products are introduced. To become and remain profitable, we must succeed in rapidly developing and commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities for which we are only in the preliminary stages: developing drugs; obtaining regulatory approval for them; and manufacturing, marketing and selling them. We have invested a significant portion of our time, financial resources and collaboration efforts in the development of our most advanced product candidate, M-Enoxaparin. Our successful development and commercialization of M-Enoxaparin, in collaboration with Sandoz, depends on several factors, including: using our technology to successfully demonstrate to the FDA that M-Enoxaparin is therapeutically equivalent to Lovenox; meeting any other FDA requirements for marketing approval;  successfully manufacturing M-Enoxaparin in a consistent, cost-effective and reproducible manner and at a commercial scale; achieving a favorable outcome in any patent litigation with Sanofi-Aventis relating to enoxaparin, or a third party achieving a favorable outcome in the pending patent litigation with Sanofi-Aventis; achieving market acceptance of M-Enoxaparin in the medical community and with third-party payors; and FDA approval of other generic versions of Lovenox.

Recent Developments

On April 20, 2007, we entered into an Asset Purchase Agreement, or the Purchase Agreement, with Parivid, LLC, or Parivid, a provider of data integration and analysis services to us, and S. Raguram, pursuant to which we acquired certain of the assets and assumed certain specified liabilities of Parivid related to the acquired assets, for $2.5 million in cash paid at closing and up to $11.0 million in contingent milestone payments in a combination of cash and/or stock.

The contingent milestone payments are structured to include (i) potential payments of no more than $2.0 million in cash if certain milestones are achieved within two years from the date of the Purchase Agreement and (ii) the issuance of up to $9.0 million of our common stock to Parivid if certain other milestones are achieved within fifteen years of the date of the Purchase Agreement.  In addition, upon the completion and satisfaction of those milestones that trigger the issuance of shares of our common stock, we granted Parivid certain registration rights under the Securities Act of 1933, as amended, with respect to such shares.  We also entered into an employment agreement with S. Raguram pursuant to the terms of the Purchase Agreement.

As part of our acquisition of assets from Parivid, two previous collaboration agreements we had in place with Parivid were terminated.  S. Raguram, the principal owner and Chief Technology Officer of Parivid, is the brother of Ram Sasisekharan, a member of our Board of Directors.  Ram Sasisekharan received no consideration in connection with the execution of the Purchase Agreement. We recorded $1.0 million, $0.7 million and $1.0 million as research and development expense related to work performed by Parivid in the years ended December 31, 2006, 2005 and 2004, respectively.

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales and are uncertain whether or not we will generate any revenue from the sale of products over the next several years. We have recognized, in the aggregate, $40.5 million of revenue from our inception through March 31, 2007. This revenue was derived entirely from our 2003 Sandoz Collaboration.  We will seek to generate revenue from a combination of research and development payments, profit sharing payments, milestone payments and royalties in connection with our 2003 and 2006 Sandoz Collaborations and similar future collaborative or strategic relationships. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development and other payments received under our collaborative or strategic relationships, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

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

The following summarizes our primary research and development programs:

Development Programs

M-Enoxaparin

Our most advanced product candidate, M-Enoxaparin, is designed to be a generic version of Lovenox.  Lovenox is a widely-prescribed LMWH used for the prevention and treatment of deep vein thrombosis, or DVT, and to support the treatment of acute coronary syndromes, or ACS.  Under our 2003 Sandoz Collaboration, we work with Sandoz exclusively to develop, manufacture and commercialize M-Enoxaparin in the U.S. and Sandoz is responsible for funding substantially all of the U.S.-related M-Enoxaparin development, regulatory, legal and commercialization costs. The total cost of development and commercialization, and the timing of M-Enoxaparin product launch, are subject to uncertainties relating to the development, regulatory approval and legal processes. In accordance with our 2003 Sandoz Collaboration, Sandoz submitted ANDAs to the FDA for M-Enoxaparin in syringe and vial forms seeking approval to market M-Enoxaparin in the United States. The syringe ANDA was subsequently amended in 2006 to include a paragraph IV certification stating that Sanofi-Aventis’ patents listed in the Orange Book for Lovenox are, among other things, invalid and unenforceable.

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

M118

M118 is a novel anticoagulant drug that was rationally designed with the goal of providing improved clinical anticoagulant properties to support the treatment of patients diagnosed with ACS and stable angina.  We believe that M118 has the potential to provide baseline anticoagulant therapy to treat patients with ACS or stable angina who require invasive treatment, as well as those ACS patients who are medically managed, or do not require invasive treatment.  M118 is designed to be a reversible and monitorable anticoagulant that can be administered intravenously or subcutaneously and have a pharmacokinetic profile similar to other LMWHs.  We believe that these properties of M118 have the potential to provide greater flexibility than other therapies presently used to treat patients diagnosed with ACS and stable angina.

In July 2006, we filed our Investigational New Drug Application, or IND, with the FDA for our M118 intravenous injection product, and in October 2006 began Phase I clinical trials to evaluate its human safety, tolerability and pharmacokinetic profile.  In April 2007, we filed our IND for our M118 subcutaneous product.

M356

M356 is targeted to be a technology-enabled generic version of Copaxone®, a complex drug consisting of a mixture of polypeptide chains. Copaxone is indicated for reduction of the frequency of relapses in patients with Relapse-Remitting Multiple Sclerosis.  Multiple sclerosis is a chronic disease of the central nervous system characterized by inflammation and neurodegeneration.  In North America, Copaxone is marketed through Teva Neuroscience LLC, a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd., and distributed by Sanofi-Aventis. Teva and Sanofi-Aventis have an additional collaborative arrangement for the marketing of Copaxone in Europe and other markets, under which Copaxone is either co-promoted with Teva or is marketed solely by Sanofi-Aventis.  Under our 2006 Sandoz Collaboration, we and Sandoz jointly develop, manufacture and commercialize M356. We are responsible for funding substantially all of the U.S.-related M356 development costs, with Sandoz responsible for regulatory, legal and commercialization costs. Outside of the U.S., we and Sandoz share equally the development costs, with Sandoz responsible for commercialization and legal costs.

Glycoproteins

Our glycoprotein program is focused on extending our technology for the analysis of complex sugars to glycoproteins.  The goal of the program is to facilitate the development of follow-on versions of major marketed glycoprotein drugs.  In addition, we believe we can assist pharmaceutical and biotechnology companies in developing improved versions of their branded glycoprotein products by analyzing and modifying the sugar structures contained in the products.

Most glycoprotein drugs have been approved by the FDA under the Biological Licensing Application, or BLA, regulatory pathway. These glycoprotein drugs, which include drugs like erythropoietin, blood clotting factors and interferon beta, exist as complex mixtures and contain various modifications, including branched sugars that vary from molecule to molecule, that affect their key clinical properties. Many of these products have not been thoroughly characterized to date given their complexity and the inadequacies in standard analytic technology. This makes them ideal candidates for application of Momenta’s characterization technology.

Under our 2006 Sandoz Collaboration, we are currently applying our technology to develop two follow-on proteins in partnership with Sandoz.  We refer to these two product candidates as M178 and M249.

M-Dalteparin

M-Dalteparin is targeted to be a technology-enabled generic version of Fragmin®, a LMWH product.  Fragmin is indicated for the prevention of DVT and selected indications in ACS.  In September 2005, Eisai Inc., a U.S. pharmaceutical subsidiary of Eisai Co. Ltd., obtained U.S. promotion rights to Fragmin from Pfizer Inc.  Fragmin is marketed by Pfizer in Europe and by Kissei Pharmaceutical Co., Ltd. in Japan.  Through our technology, we believe we have the ability to analyze Fragmin and develop a generic product that can be demonstrated to be therapeutically equivalent to Fragmin.  The M-Dalteparin program has been reprioritized in light of other more commercially attractive opportunities.

Discovery Program

We are also applying our analytical capabilities to drug discovery.  Our discovery program is focused on the role that complex sugars play in biological systems, including regulating the development and progression of disease. Our initial focus is in the area of cancer, which is a disease characterized by unregulated cell growth, where we are seeking to discover sugar sequences with anti-cancer properties for development as therapeutics. Sugars play a part in the conversion of normal cells into cancerous cells, the regulation of tumor growth and tumor invasion and metastasis. We believe that our technology can provide us with a better understanding of the role of sugars in disease, enabling us to discover novel sugar therapeutics, as well as to discover new disease mechanisms that can be targeted with other small molecule and biologic drugs.

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, legal, accounting, investor relations, business development and human resource functions. Other costs include facility and insurance costs not otherwise included in research and development expenses and professional fees for legal and accounting services and other general expenses.

Results of Operations

Three Months Ended March 31, 2007 and 2006

Revenue

Revenues for the three months ended March 31, 2007 and 2006 were $2.2 million and $2.5 million, respectively, which were entirely attributable to our 2003 Sandoz Collaboration.  These revenues consist of amounts earned by us for reimbursement by Sandoz of research and development services and reimbursement of development costs for M-Enoxaparin and amortization of the initial payment received under our 2003 Sandoz Collaboration. Under the 2003 Sandoz Collaboration, Sandoz bears the costs of commercial activities.  The decrease in revenues is a result of the decrease in reimbursable development activities.  As we prepare for the launch of M-Enoxaparin, development activities are decreasing while commercial activities are increasing.

We have not recognized any revenue to date from the 2006 Sandoz Collaboration. We will commence amortization of the $13.6 million representing the excess of the purchase price of $15.93 per share of common stock purchased by Novartis Pharma AG over the closing price of $13.05 per share on July 24, 2006, the last trading day of our common stock before execution of the 2006 Sandoz Collaboration, as collaboration revenue when we can reasonably estimate the period of ongoing involvement or performance obligations under the 2006 Sandoz Collaboration. We expect to be able make such an estimate later in 2007 when a definitive collaboration and license agreement is executed with Sandoz AG.

Research and Development

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the three months ended March 31, 2007 and 2006:

	(in thousands)
Research and Development Program	2007	2006
Development programs	$12,142	$7,175
Discovery programs	997	1,273
Other research	633	997

Total research and development expense	$13,772	$9,445

Research and development expense for the three months ended March 31, 2007 was $13.8 million compared to $9.4 million during the three months ended March 31, 2006.  The increase of $4.4 million from 2006 to 2007 principally resulted from an increase of $1.7 million in personnel and related costs, $1.1 million in manufacturing and research provided by third parties, $0.6 million in lab expenses, $0.5 million in stock-based compensation and $0.3 million in facilities costs.

The increase in expenditures on our development programs of $5.0 million was primarily related to the expenses of our M356 and glycoprotein programs.  The decrease in expenditures on our discovery program of $0.3 million was primarily attributed to decreased drug delivery program expenditures of $0.7 million due to the termination of the program in late 2006, offset by increased disease biology program expenditures of $0.4 million.

The decrease in other research expense of $0.3 million was primarily due to a decrease in headcount and headcount related costs relating to general technology development and support activities.

General and Administrative

General and administrative expense for the three months ended March 31, 2007 was $7.7 million compared to $6.0 million during the three months ended March 31, 2006.  The increase of $1.7 million was primarily due to an increase of $1.1 million in personnel and related costs and $0.6 million in stock-based compensation.

Interest Income and Expense

Interest income increased to approximately $2.5 million for the three months ended March 31, 2007 from approximately $1.7 million for the three months ended March 31, 2006, primarily due to higher average investment balances as a result of the proceeds from the issuance of common stock to Novartis Pharma AG in September 2006.  Interest expense increased to approximately $0.2 million for the three months ended March 31, 2007 from approximately $0.1 million for the three months ended March 31, 2006, due to additional amounts drawn from our equipment line of credit during 2006.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities, payments from our 2003 Sandoz Collaboration, borrowings from our lines of credit and capital lease obligations.

At March 31, 2007 we had $176.7 million in cash, cash equivalents and marketable securities. In addition, we also hold $4.7 million in restricted cash that serves as collateral for letters of credit related to our facility leases.  Net cash used in operating activities for the three months ended March 31, 2007 and 2006 was $13.5 million and $6.6 million, respectively. The use of cash in each period was primarily a result of net losses associated with our research and development activities and administrative costs.

Net cash provided by investing activities for the three months ended March 31, 2007 and 2006 was $7.5 million and $10.2 million, respectively.  In the first three months of 2007, we used $81.6 million of cash to purchase marketable securities and had $91.7 million in maturities of marketable securities.

Net cash used in financing activities for the three months ended March 31, 2007 was $0.2 million. We received proceeds of $0.3 million from stock option exercises and purchases of common shares through our Employee Stock Purchase Plan, offset by principal payments of $0.1 million on financed leasehold improvements related to our corporate facility and $0.4 million on our line of credit and lease agreement obligations.  Net cash provided by financing activities for the three months ended March 31, 2006 was $0.9 million. We had net borrowings of $0.8 million on an equipment lease agreement entered into in December 2005, and received proceeds of $0.3 million from stock option exercises and purchases of common shares through our Employee Stock Purchase Plan, offset by principal payments of $0.2 million on our line of credit obligations.

We anticipate that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least 2008. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations, short and long-term line of credit obligations and capital and operating lease obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed since we filed that report.

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

Revenue

We record revenue on an accrual basis as it is earned and when amounts are considered collectible. Revenues received in advance of performance obligations or in cases where we have a continuing obligation to perform services are deferred and recognized over the performance period. Revenues from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. When we are required to defer revenue, the period over which such revenue should be recognized is subject to estimates by management and may change over the term of the performance obligation.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue include contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies and to contract research organizations. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs, which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us and in accordance with generally accepted accounting principles.

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share Based Payment, or SFAS 123R, effective January 1, 2006 under the modified prospective transition method. SFAS 123R requires the recognition of the fair value of stock-based compensation expense in our operations, and accordingly the adoption of SFAS No. 123R fair value method has had and will continue to have a significant impact on our results of operations, although it will have no impact on our overall financial position. Option valuation models require the input of highly subjective assumptions, including stock price volatility and expected term of an option. Changes in market price directly affect volatility and could cause future stock-based compensation expense to vary significantly in future reporting periods.  The compensation cost for stock options and our ESPP that has been incurred during the three months ended March 31, 2007 is $1.6 million.  At March 31, 2007, the total unrecognized compensation cost related to non-vested stock options was $14.9 million. The cost is expected to be recognized over a weighted average period of 2.8 years.

Due to our limited historical share options exercise data and the characteristics of our share options, we follow the simplified method of estimating the expected term, as described in the U.S. Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payments, or SAB 107. The expected term is derived from the average midpoint between vesting and the contractual term. We update these assumptions on a quarterly basis to reflect recent historical data. Additionally, we are required to estimate forfeiture rates to estimate the number of shares that will vest in a period to which the fair value is applied.

The value of our restricted stock awards is recognized as compensation cost in our consolidated statement of operations over each award’s explicit or implicit service periods.  We estimate an award’s implicit service period based on our best estimate of the period over which an award’s vesting conditions will be achieved.  We reevaluate these estimates on a quarterly basis and will recognize any remaining unrecognized compensation as of the date of an estimate revision over the revised remaining implicit service period.  At March 31, 2007, the total unrecognized compensation cost related to non-vested restricted stock awards was $8.0 million.  The costs are expected to be recognized over a weighted-average period of 1.7 years.

Item 3.                             Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. While our cash and investment balances have increased as a result of our initial and follow-on public offerings, we have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.                             Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following discussion includes two revised risk factors (“We will need to develop or acquire additional technologies as part of our efforts to analyze the chemical composition of complex mixtures other than heparins,”  and “If we are not able to demonstrate therapeutic equivalence for our generic versions of complex drugs, including M-Enoxaparin, to the satisfaction of the FDA, we will not obtain regulatory approval for commercial sale of our generic product candidates, and our future results of operations will be adversely affected”), that reflect developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

Risks Relating to Our Business

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in May 2001. At March 31, 2007, our accumulated deficit was approximately $142.5 million. We have not generated revenues from the sale of any products to date. We expect that our annual operating losses will increase over the next several years as we expand our drug commercialization, development and discovery efforts. To become profitable, we must successfully develop, and obtain regulatory approval for, our existing drug candidates, and effectively manufacture, market and sell any drugs we develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

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

Amphastar/Teva Patent Infringement Lawsuit

In September 2003, prior to issuance of the ‘743 Reissue Patent, Sanofi-Aventis announced that it received individual notices from Amphastar and Teva indicating that each had submitted with the FDA its own ANDA with a paragraph IV certification for enoxaparin.  Sanofi-Aventis sued Amphastar and Teva for patent infringement, and in response Amphastar and Teva asserted claims of non-infringement, invalidity and/or unenforceability of the ‘618 Patent, as well as various counterclaims, and sought related declaratory judgment relief against Sanofi-Aventis.   In September 2005, Amphastar and Teva each subsequently amended their own ANDAs to include a second paragraph IV certification for the ‘743 Reissue Patent.

On June 16, 2005, the District Court granted summary judgment in the Amphastar/Teva case, finding that the ‘743 Reissue Patent was unenforceable due to Aventis’ inequitable conduct before the United States Patent and Trademark Office, or USPTO.  Thereafter, Sanofi-Aventis appealed the decision to the U.S. Court of Appeals for the Federal Circuit, or the Court of Appeals.  On April 10, 2006, the Court of Appeals determined that, although there were no issues of material fact with respect to the materiality of certain information withheld from the USPTO, there remained genuine issues of material fact regarding the intent to deceive the USPTO.  Accordingly, the Court of Appeals reversed the District Court’s ruling and remanded the case to the District Court for further proceedings consistent with the Court of Appeals’ decision.  The District Court held a bench trial in December 2006 focused only on inequitable conduct.  On February 7, 2007 the District Court ruled in favor of Amphastar and Teva holding both the ‘618 Patent and the ‘743 Reissue Patent unenforceable by virtue of inequitable conduct before the USPTO.  Sanofi-Aventis has filed a Notice to Appeal appeal this ruling.  If Sanofi-Aventis is successful in its appeal, all other remaining issues regarding invalidity, non-infringement and unenforceability could be subsequently tried by the District Court, if necessary.

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

In March 2003, Amphastar and Teva each submitted ANDAs for generic versions of Lovenox with the FDA.  In addition, other third parties, including without limitation Sanofi-Aventis, may seek approval to market generic versions of Lovenox in the United States.  If a competitor obtains FDA approval or obtains licenses from Sanofi-Aventis to market an authorized generic, the resulting financial returns to us would be materially adversely affected.  Under these circumstances, we may not gain any competitive advantage and the resulting market price for our M-Enoxaparin product may be lower, we may be delayed from commercial launch or we may not be able to launch our product at all. Also, we may never achieve significant market share for M-Enoxaparin if one or more third parties markets generic versions of Lovenox.  Under the Hatch-Waxman Act, any developer of a generic drug that is first to have its ANDA accepted for review by the FDA, and whose submission includes a paragraph IV certification, is eligible to receive a 180-day period of generic market exclusivity.  Sandoz was not the first applicant to file an enoxaparin ANDA with a paragraph IV certification, so we will be forced to wait until the expiration of Teva and/or Amphastar’s exclusivity period before the FDA will be able to finally approve our application. As a result, Teva and/or Amphastar may have the opportunity to establish long term supply agreements with institutional customers before we can enter the market, which would hinder our ability to penetrate the market for generic enoxaparin products

The 2003 Sandoz Collaboration contains terms which specify the sharing of commercial returns of M-Enoxaparin between us and Sandoz.  Under circumstances when one or more third parties successfully commercialize a generic version of Lovenox, significantly less favorable economic terms would be triggered under our collaboration with Sandoz. Consequently, if other generic versions of Lovenox are approved and commercialized, our revenues for M-Enoxaparin would be reduced and, as a result, our business, including our near-term financial results and our ability to fund future discovery and development programs, would suffer.

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

To date, our analytical techniques and methods have been primarily focused on the characterization of complex mixtures composed of linear sugars, such as those found in the heparin class of drugs. In order to adequately analyze other complex mixtures, such as glycoproteins, we will need to develop or acquire new technologies. Our inability to develop or acquire and apply these new technologies would impair our ability to develop improved, next-generation or follow-on versions of existing products. Our inability to develop or acquire additional technology for the characterization of complex mixtures other than heparins could reduce the likelihood of our success developing other products.

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

As of March 31, 2007, we had cash, cash equivalents and marketable securities totaling $176.7 million. For the three months ended March 31, 2007, we had a net loss of $17.0 million and used cash in operating activities of $13.5 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our drug candidates, as well as funds necessary to manufacture and market any products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

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

Our future results of operations depend, to a significant degree, on our ability to obtain regulatory approval for and commercialize generic versions of complex drugs, including M-Enoxaparin. We will be required to demonstrate to the satisfaction of the FDA, among other things, that our generic products contain the same active ingredients, are of the same dosage form, strength and route of administration as the branded products upon which they are based, and meet compendial or other applicable standards for strength, quality, purity and identity, including potency. In addition, we may be required to conduct in vivo studies to demonstrate that our generic versions of complex drugs are bioequivalent, meaning typically that there are no significant differences between the generic drug and its branded counterpart with respect to the rate and extent to which the active ingredients are absorbed and become available at the site of drug action.

Determination of the same active ingredients for our generic versions of complex drugs will be based on our demonstration of chemical equivalence to the respective reference listed drugs. The FDA may not agree that we have adequately characterized our products or that our products are equivalent to their respective branded drugs. The FDA may require additional information, including, for example, animal or human testing, to determine therapeutic equivalence and that any inactive ingredients or impurities do not compromise the product’s safety and efficacy. Provision of sufficient information for approval may prove difficult, time consuming and expensive. We must also demonstrate the adequacy of our methods, controls and facilities used in the manufacture of the product, including that they meet current good manufacturing practices, or cGMP. We cannot predict whether any of our generic product candidates will meet FDA requirements for approval.

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

If the FDA is not able to establish specific guidelines or arrive at a consensus regarding the scientific analyses required for characterizing follow-on versions of complex protein drugs, and if the U.S. Congress does not take action to create an abbreviated regulatory pathway for protein products, then the uncertainty about the value of our glycoprotein program will be increased.

The regulatory climate for follow-on versions of protein products in the U.S. remains uncertain.  Although there has been recent legislative activity, there is currently no established statutory or regulatory pathway for approval of follow-on versions of most protein drugs. The FDA has approved the majority of protein products under the Public Health Service Act, or PHSA, through the use of BLAs. Unlike drugs approved through the submission of NDAs, under section 505 of the Federal Food, Drug, and Cosmetic Act, or the FDCA, there is no provision in the PHSA for an abbreviated BLA approval pathway, and the FDA has stated it does not believe it has the authority to rely on prior BLA approvals or on their underlying data to approve follow-on products.  Moreover, even for proteins originally approved as NDAs, there is uncertainty as to what data the FDA may deem is necessary to demonstrate the sameness required for approval of an ANDA under section 505(j) of the FDCA.  In addition, there has been opposition to the FDA’s use of section 505(b)(2), which allows an applicant to rely on information from published scientific literature and/or a prior approval of a similar drug, to approve follow-on versions of protein and other complex drug products approved under section 505 of the FDCA.

Although the FDA has previously stated its intention to draft guidance that is broadly applicable to follow-on protein products, the agency has not issued such guidance to date and may never do so.  Protracted timelines and failure of the FDA to establish standards for approval of follow-on protein products or of the U.S. Congress to enact legislation establishing an abbreviated pathway for approval for follow-on products to approved BLA products could reduce the value of, or render obsolete, our glycoprotein program.

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

Under our 2003 Sandoz Collaboration, we and Sandoz agree to exclusively work with each other in the development and commercialization of injectable enoxaparin within the United States. We also granted to Sandoz the right to negotiate additional rights for certain products under certain circumstances. Under our 2006 Sandoz Collaboration, we and Sandoz agree to exclusively work with each other in the development and commercialization of four follow-on and complex generic products for sale in specified regions of the world, including M356 and the expansion of M-Enoxaparin activity into the European Union.

2003 Sandoz Collaboration

Either we or Sandoz may terminate the 2003 Sandoz Collaboration for material uncured breaches or certain events of bankruptcy or insolvency by the other party. Sandoz may also terminate the 2003 Sandoz Collaboration if the injectable enoxaparin product or the market lacks commercial viability, if new laws or regulations are passed or court decisions rendered that substantially diminish our legal avenues for redress, or, in multiple cases, if certain costs exceed mutually agreed upon limits. If the 2003 Sandoz Collaboration is terminated other than due to our uncured breach or bankruptcy, we will be granted an exclusive license under certain intellectual property of Sandoz to develop and commercialize injectable enoxaparin in the United States. In that event, we would need to expand our internal capabilities or enter into another collaboration, which could cause significant delays that could prevent us from completing the development and commercialization of injectable enoxaparin.  If Sandoz terminates the 2003 Sandoz Collaboration due to our uncured breach or bankruptcy, Sandoz would retain the exclusive right to develop and commercialize injectable enoxaparin in the United States. In that event, we would no longer have any influence over the development or commercialization strategy of injectable Enoxaparin in the United States. In addition, Sandoz would retain its rights of first negotiation with respect to certain of our other products in certain circumstances and its rights of first refusal outside of the United States and the European Union. Accordingly, if Sandoz terminates the 2003 Sandoz Collaboration, our introduction of M-Enoxaparin may be significantly delayed, we may decide to discontinue the M-Enoxaparin project, or our revenues may be reduced, any one of which could have a material adverse effect on our business.

2006 Sandoz Collaboration

Either we or Sandoz may terminate the 2006 Sandoz Collaboration for material uncured breaches or certain events of bankruptcy or insolvency by the other party. In addition, the following termination rights apply to some of the products, on a product-by-product basis: (i) if clinical trials are required, (ii) at Sandoz’ convenience within a certain time period, (iii) if the parties agree, or the relevant regulatory authority states in writing, that our intellectual property does not contribute to product approval, or (iv) if Sandoz decides to permanently cease development and commercialization of a product.  For some of the products, for any termination of the 2006 Sandoz Collaboration other than a termination by Sandoz due to our uncured breach or bankruptcy, or a termination by us alone due to the need for clinical trials, we will be granted an exclusive license under certain intellectual property of Sandoz to develop and commercialize the particular product. In that event, we would need to expand our internal capabilities or enter into another collaboration, which could cause significant delays that could prevent us from completing the development and commercialization of such product.  For some products, if Sandoz terminates the 2006 Sandoz Collaboration due to our uncured breach or bankruptcy, or if there is a termination by us alone due to the need for clinical trials, Sandoz would retain the exclusive right to develop and commercialize the applicable product. In that event, we would no longer have any influence over the development or commercialization strategy of such product.  In addition, for other products, if Sandoz terminates the 2006 Sandoz Collaboration due to our uncured breach or bankruptcy, Sandoz retains a right to license certain of our intellectual property without the obligation to make any additional payments for such licenses.  For certain products, if the 2006 Sandoz Collaboration is terminated other than due to our uncured breach or bankruptcy, neither party will have a license to the other party’s intellectual property.  In that event, we would need to expand our internal capabilities or enter into another collaboration, which could cause significant delays that could prevent us from completing the development and commercialization of such product.  Accordingly, if the 2006 Sandoz Collaboration is terminated, our introduction of certain products may be significantly delayed, or our revenues may be significantly reduced either of which could have a material adverse effect on our business.

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

Our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 39.5% of our outstanding common stock as of March 31, 2007. As a result, these stockholders, if acting together, may have the ability to determine the outcome of or influence matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 6.    Exhibits.

10.1	Termination of Consulting Agreement between Bennett M. Shaprio and the Registrant dated March 30, 2007.

10.2	Letter Agreement between Sandoz and Registrant dated February 1, 2007.

10.3+	Asset Purchase Agreement between the Registrant, Parivid LLC and S. Raguram dated April 20, 2007.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

+ Confidential treatment requested as to certain portions of this Exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: May 10, 2007
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2007
	By:	/s/ Richard P. Shea
Richard P. Shea, Chief Financial Officer (Principal Financial and Accounting Officer)