Form 10-Q
period 2007-06-30
MOMENTA PHARMACEUTICALS INC
filed 2007-08-09
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days       Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No    ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of August 2, 2007.

Class	Number of Shares
Common Stock $0.0001 par value	36,391,828

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$15,963	$22,351
Marketable securities	144,943	168,914
Unbilled collaboration revenue	4,044	4,727
Prepaid expenses and other current assets	2,320	2,069
Total current assets	167,270	198,061

Property and equipment, net of accumulated depreciation	16,588	13,603
Intangible assets, net	3,689	—
Restricted cash	4,685	4,685
Other assets	36	36
Total assets	$192,268	$216,385

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,301	$4,311
Accrued expenses	5,827	5,786
Deferred revenue	2,211	123
Line of credit obligations	923	883
Capital lease obligations	1,343	941
Lease financing liability	617	596
Deferred rent	174	122
Other current liabilities	2,000	—
Total current liabilities	18,396	12,762

Deferred revenue, net of current portion	11,296	13,552
Line of credit obligations, net of current portion	266	738
Capital lease obligations, net of current portion	5,464	3,998
Lease financing liability, net of current portion	2,007	2,321
Deferred rent, net of current portion	492	423
Total liabilities	37,921	33,794

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized at June 30, 2007 and December 31, 2006, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 36,358 and 36,098 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	4	4
Additional paid-in capital	315,467	308,061
Accumulated other comprehensive income	117	45
Accumulated deficit	(161,241)	(125,519)
Total stockholders’ equity	154,347	182,591
Total liabilities and stockholders’ equity	$192,268	$216,385

 The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Collaboration revenue	$4,175	$5,397	$6,417	$7,904
Operating expenses:
Research and development*	16,986	13,471	30,757	22,916
General and administrative*	8,006	6,094	15,710	12,061
Total operating expenses	24,992	19,565	46,467	34,977

Loss from operations	(20,817)	(14,168)	(40,050)	(27,073)

Other income (expense):
Interest income	2,232	1,680	4,685	3,337
Interest expense	(174)	(96)	(357)	(180)

Net loss	$(18,759)	$(12,584)	$(35,722)	$(23,916)

Basic and diluted net loss per share	$(0.53)	$(0.41)	$(1.00)	$(0.78)

Shares used in computing basic and diluted net loss per share	35,613	30,532	35,599	30,488

*Includes the following stock-based compensation expense:

Research and development	$1,262	$1,382	$2,508	$2,144
General and administrative	$2,176	$1,608	$4,445	$3,257

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net loss	$(35,722)	$(23,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,547	681
Stock-based compensation expense	6,953	5,401
(Accretion of discount) amortization of premium on investments	(3,427)	352
Purchase of in-process research and development	737	—
Amortization of intangible assets	74	—
Loss (gain) on disposal of assets	43	(4)
Changes in operating assets and liabilities:
Unbilled collaboration revenue	683	(1,380)
Prepaid expenses and other current assets	(251)	(430)
Other assets	—	5
Accounts payable	990	6,052
Accrued expenses	41	(554)
Deferred rent	121	222
Deferred revenue	(168)	(74)
Net cash used in operating activities	(28,379)	(13,645)

Investing activities:
Purchase of intangible assets	(2,500)	—
Purchases of property and equipment	(4,575)	(5,034)
Purchases of marketable securities	(146,950)	(47,705)
Maturities of marketable securities	174,420	78,678
Net cash provided by investing activities	20,395	25,939

Financing activities:
Proceeds from issuance of common stock under stock plans	453	421
Proceeds from financing of leasehold improvements	—	1,196
Payments on financed leasehold improvements	(293)	—
Proceeds from capital lease obligations	2,318	1,495
Principal payments on capital lease obligations	(450)	(173)
Principal payments on line of credit	(432)	(432)
Net cash provided by financing activities	1,596	2,507
Net (decrease) increase in cash and cash equivalents	(6,388)	14,801
Cash and cash equivalents, beginning of period	22,351	25,890
Cash and cash equivalents, end of period	$15,963	$40,691

Supplemental disclosure of noncash investing activities:
Milestone payments to Parivid	$2,000	$—

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2007.

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

Long-Lived Assets

The Company evaluates the recoverability of its property, equipment and intangible assets when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. SFAS 144 further refines the requirements of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, such that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the undiscounted future cash flows of such assets or businesses. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. No impairment charges have been required to be recognized through June 30, 2007.

Revenue Recognition

The Company recognizes revenue from research and development collaboration agreements in accordance with the SEC’s Staff

Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements With Multiple Deliverables,” or EITF 00-21.

Under the terms of collaboration agreements entered into by the Company, the Company may receive non-refundable, up-front license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved and/or profit-sharing or royalties on product sales.  Agreements containing multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborative partner and whether there is objective and reliable evidence of fair value of the undelivered obligation(s). The consideration received is then allocated among the separate units based on either their respective fair values or the residual method, and the applicable revenue recognition criteria are applied to each of the separate units.

Revenues from non-refundable, up-front license fees are recognized on a straight-line basis over the contracted or estimated period of performance, which is typically the development term. Research and development funding is recognized as earned over the period of effort.

Any milestone payments are recognized as revenue upon achievement of the milestone only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone and (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the milestone payment is deferred and recognized as revenue over the estimated remaining period of performance under the contract as the Company completes its performance obligations.  Royalty and/or profit-share revenue, if any, is recognized based upon actual and estimated net sales of licensed products in licensed territories as provided by the licensee and in the period the sales occur. The Company has not recognized any milestone, royalty or profit-share revenue to date.

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

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share Based Payment, or SFAS 123R, using the modified prospective method. Under that method, compensation cost recognized in the six months ended June 30, 2007 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, the estimated grant date fair value of each stock-based award is recognized as expense on a ratable basis over the requisite service period (generally the vesting period).

In accordance with SFAS 123R, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Because of the Company’s limited history as a publicly-traded company, to estimate expected volatility the Company used a 50/50 blend of its own historic and implied volatility and an average of historic and implied volatilities of similar entities. For purposes of identifying similar entities, the Company considered characteristics such as industry, stage of life cycle and financial leverage.  As the Company continues to accumulate more of its own volatility data, the Company will increase its percentage weight of volatility relative to its identified peer company data.  The expected term of option awards granted is derived from the average midpoint between vesting and the contractual term, as described in the SAB No. 107, Share-Based Payment.  In the future, as information regarding post-vesting termination becomes more accessible, the Company will change its method of deriving the expected term. This change could impact the Company’s fair value of option awards granted in the future. The Company expects to refine its method of deriving expected term no later than January 1, 2008. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Restricted stock awards are measured on the date of grant based on the market value of the Company’s common stock at that date and recognized as compensation expense over the explicit or implicit service periods.

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

The Company adopted the provisions of Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, or FIN 48, effective January 1, 2007. The Company did not recognize any liability for unrecognized tax benefits as a result of adopting FIN 48. The Company recognizes both accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company did not recognize any interest and penalties in the three- or six month periods ended June 30, 2007 and 2006, or since inception.

The Company files income tax returns in the United States federal jurisdiction and in the Commonwealth of Massachusetts. The Company is no longer subject to any tax assessment from an income tax examination for years before 2003, except to the extent that in the future it utilizes net operating losses or tax credit carryforwards that originated before 2003.  The Company currently is not under examination by the Internal Revenue Service or other jurisdictions for any tax years.

Comprehensive Loss

The Company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income, or SFAS 130. SFAS 130 establishes rules for the reporting and display of comprehensive loss and its components. Accumulated other comprehensive income as of June 30, 2007 and 2006 consists entirely of unrealized gains and losses on available-for-sale securities.  Comprehensive loss for the three months ended June 30, 2007 and 2006 was $18.7 million and $12.5 million, respectively.  Comprehensive loss for the six months ended June 30, 2007 and 2006 was $35.7 million and $23.8 million, respectively.

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share, or SFAS 128. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common stock equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock and shares issuable upon the exercise of stock options and stock warrants. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is antidilutive. Accordingly, basic and diluted net loss per common share is the same.

Segment Reporting

The Company has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographical areas, and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products. All of the Company’s revenues through June 30, 2007 have come from one collaborative partner.

3.   Asset Purchase

On April 20, 2007, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Parivid, LLC (“Parivid”), a data integration and analysis services provider to the Company, and S. Raguram, the principal owner and Chief Technology Officer of Parivid, pursuant to which the Company acquired patent rights, software, know-how and other intangible assets, and assumed certain specified liabilities of Parivid related to the acquired assets, for $2.5 million in cash paid at closing and up to $11.0 million in additional payments which, if certain milestones are achieved, may be paid in a combination of cash and/or stock.

The milestone payments are structured to include (i) potential payments of no more than $2.0 million in cash if certain milestones are achieved within two years from the date of the Purchase Agreement and (ii) the issuance of up to $9.0 million of the Company’s common stock to Parivid if certain other milestones are achieved within fifteen years of the date of the Purchase Agreement.  In addition, upon the completion and satisfaction of those milestones that trigger the issuance of shares of the Company’s common stock, the Company has granted Parivid certain registration rights under the Securities Act of 1933, as amended, with respect to such shares.  The Company also entered into an employment agreement with S. Raguram.

As part of the acquisition of assets from Parivid, two previous collaboration agreements that had been in place with Parivid were terminated. S. Raguram is the brother of a member of our Board of Directors. The member of the Company’s Board of Directors received no consideration in connection with the execution of the Purchase Agreement.

The Company has recorded a total purchase price of $4.5 million that includes $2.5 million paid in cash at the closing and $2.0 million in milestone payments which are probable.  The total purchase price was allocated to the assets acquired based on their estimated relative fair values based in part on an independent valuation analysis at the date of acquisition.  No tangible assets were acquired.  At the date of acquisition, the Company recorded an acquired in-process research and development charge of $0.7 million, which is included in research and development expense in the consolidated statements of operations for the three and six months ended June 30, 2007.

As of June 30, 2007, intangible assets, net of accumulated amortization, are as follows (in thousands):

		June 30, 2007
	Estimated Life	Gross Carrying Amount	Accumulated Amortization
Core technology	12 years	$3,593	$(58)
Other	2 years	170	(16)
Total intangible assets		$3,763	$(74)

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets.  Amortization expense was approximately $0.1 million during each of the three and six month periods ended June 30, 2007.

The Company expects to incur amortization expense ranging from $0.3 million to $0.4 million per year for each of the next five years.

4.   Commitments and Contingencies

Capital Lease

In June 2007, the Company borrowed an additional $2.3 million under its Master Lease Agreement (the “Agreement”) with General Electric Capital Corporation (“GECC”) and executed a specified equipment schedule for laboratory, computer and office equipment.  As of June 30, 2007, the Company had drawn a total of $7.7 million against the Agreement.  Borrowings under the Agreement are payable over a 54-month period at an effective annual interest rate of 9.08%. In accordance with the Agreement, should the effective corporate income tax rate for calendar-year taxpayers increase above 35%, GECC will have the right to increase rent payments by requiring payment of a single additional sum, calculated in accordance with the Agreement. The Agreement also provides the Company an early purchase option after 48 months at a predetermined fair market value, which the Company intends to exercise.  Under the Agreement, if any material adverse change in the Company or its business occurs, the total unpaid principal would become immediately due and payable. There have been no events of default. As of June 30, 2007, the Company had approximately $6.8 million in borrowings outstanding under the Agreement.

5.   Collaboration Agreements

2003 Sandoz Collaboration

In November 2003, the Company entered into a collaboration and license agreement (the “2003 Sandoz Collaboration”) with Sandoz N.V. and Sandoz Inc. to jointly develop and commercialize M-Enoxaparin, a generic version of Lovenox®, a low molecular weight heparin.  Sandoz N.V. later assigned its rights and obligations to Sandoz AG.  Sandoz AG and Sandoz Inc. are collectively referred to as “Sandoz”.  Under the 2003 Sandoz Collaboration, the Company granted Sandoz the exclusive right to manufacture, distribute and sell M-Enoxaparin in the United States.  The Company agreed to provide development and related services on a commercially reasonable best-efforts basis, which includes developing a manufacturing process to make M-Enoxaparin, scaling up the process, contributing to the preparation of an Abbreviated New Drug Application, or ANDA, in Sandoz’ name to be filed with the Food & Drug Administration, or FDA, further scaling up the manufacturing process to commercial scale, and related development of intellectual property.  The Company has the right to participate in a joint steering committee which is responsible for overseeing development, legal and commercial activities and approves the annual collaboration plan. Sandoz is responsible for commercialization activities and will exclusively distribute and market the product.

As compensation under the 2003 Sandoz Collaboration, the Company received a $588,000 non-refundable up-front payment as reimbursement for certain specified vendor costs that were incurred prior to the effective date of the 2003 Sandoz Collaboration.  The Company is paid at cost for external costs incurred for development and related activities and is paid for full time equivalents (“FTEs”) performing development and related services.  In addition, Sandoz will, in the event there are no third party competitors marketing a Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration) share profits with the Company. Alternatively, in certain circumstances, if there are third party competitors marketing a Lovenox-Equivalent Product, Sandoz will pay royalties to the Company on net sales of injectable M-Enoxaparin. If certain milestones are achieved with respect to injectable M-Enoxaparin under certain circumstances, Sandoz will make certain milestone payments to the Company, which would reach $55 million if all such milestones are achieved. A portion of the development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, will be offset against profit-sharing amounts, royalties and milestone payments. Sandoz also may offset a portion of any product liability costs and certain other expenses arising from patent litigation against any profit-sharing amounts, royalties and milestone payments. The Company has not earned any milestones, royalties or profit-share to date.

The Company recognizes the $588,000 non-refundable up-front payment as revenue on a straight line basis over the estimated M-Enoxaparin development period. In June 2007, the Company revised its original estimate of the development period from 4 years to 4.4 years due to a change in the projected timing of regulatory activities.  The change in estimate is not material to the Company’s net loss or net loss per share for the three and six months ended June 30, 2007.  The Company recognized revenue relating to this up-front payment of approximately $31,000 and $67,000 for the three and six months ended June 30, 2007, respectively.

The Company recognizes revenue from FTE services and revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs are recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third party vendors for such development and related services, except with respect to any amounts due Sandoz for manufacturing raw material purchases, which are recorded on a net basis as an offset to the related development expense pursuant to the provisions of EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. There were no such manufacturing raw material purchases in the six months ended June 30, 2007 and $0.4 million and $0.7 million during the three and six months ended June 30, 2006, respectively.

2006 Sandoz Collaboration

In July 2006, the Company entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement, each with Novartis Pharma AG, and a Memorandum of Understanding (the “MOU”) with Sandoz AG, an affiliate of Novartis Pharma AG.  On June 13, 2007, the Company and Sandoz AG executed a definitive collaboration and license agreement (the “Definitive Agreement”) which superseded the MOU.  Together, this series of agreements is referred to as the “2006 Sandoz Collaboration”.

Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of the Company’s common stock on the NASDAQ was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million.  The Company recognizes revenue from the $13.6 million paid premium on a straight-line basis over the estimated development period of approximately six years beginning in June 2007.  Under the 2006 Sandoz Collaboration, the Company and Sandoz AG expanded the M-Enoxaparin geographic markets covered by the 2003 Sandoz Collaboration to include the European Union and further agreed to exclusively collaborate on the development and commercialization of three other follow-on and complex generic products for sale in specified regions of the world.  Each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions.  The Company has agreed to provide development and related services on a commercially reasonable best-efforts basis, which includes developing a manufacturing process to make the products, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale, and related development of intellectual property.  The Company has the right to participate in a joint steering committee, which is responsible for overseeing development, legal and commercial activities and approves the annual collaboration plan. Sandoz AG is responsible for commercialization activities and will exclusively distribute and market the products.

The term of the Definitive Agreement extends throughout the development and commercialization of the products until the last sale of the products, unless earlier terminated by either party pursuant to the provisions of the Definitive Agreement.  Sandoz AG has agreed to indemnify the Company for various claims, and a certain portion of such costs may be offset against certain future payments received by the Company.

Costs, including development costs and the cost of clinical studies, will be borne by the parties in varying proportions, depending on the type of expense and the related product.  All commercialization responsibilities and costs will be borne by Sandoz.  Under the 2006 Sandoz Collaboration, the Company is paid at cost for any external costs incurred in the development of products where development activities are funded solely by Sandoz AG, or partly in proportion where development costs are shared between the Company and Sandoz AG.  The Company also is paid for FTEs performing development services where development activities are funded solely by Sandoz AG, or partly by proportion where development costs are shared between the Company and Sandoz AG.  The parties will share profits in varying proportions, depending on the product. The Company is eligible to receive up to $188.0 million in milestone payments if all milestones are achieved for the four product candidates.  None of these payments, once received, are refundable and there are no general rights of return in the arrangement.

The Company recognizes revenue from FTE services and revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs are recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third party vendors for such development and related services, except with respect to any amounts due Sandoz for shared development costs, which are recorded on a net basis.

6.         Stock-Based Compensation

Total compensation cost for all share-based payment arrangements including stock options, restricted stock and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three months ended June 30, 2007 and 2006 was $3.4 million and $3.0 million, respectively.  Total compensation cost for all share-based payment arrangements for the six months ended June 30, 2007 and 2006 was $7.0 million and $5.4 million, respectively.

The Company recorded stock-based compensation of $1.8 million and $1.4 million, and $3.3 million and $2.9 million related to outstanding employee stock option grants during the three and six months ended June 30, 2007 and 2006, respectively.  The Company recorded stock-based compensation of $4,000 and $0.2 million related to outstanding consultant stock option grants during the six months ended June 30, 2007 and 2006, respectively.  The weighted average grant date fair value of option awards granted was calculated using the Black-Scholes-Merton option-pricing model and the assumptions in the following table.  The weighted average grant date fair value of option awards granted during the three months ended June 30, 2007 and 2006 was $8.23 and $8.52 per option, respectively.  The weighted average grant date fair value of option awards granted during the six months ended June 30, 2007 and 2006 was $8.44 and $12.22 per option, respectively.

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Expected volatility	76%	68%	75%	71%
Expected dividends	—	—	—	—
Expected term (in years)	6	6	6	6
Risk-free interest rate	4.9%	5.05%	4.8%	4.8%

At June 30, 2007, the total unrecognized compensation costs related to nonvested employee stock option awards was $16.2 million, which is expected to be recognized over a weighted average period of 2.7 years. The unvested shares held by consultants have been and will be revalued using the Company’s estimate of fair value at each balance sheet date pursuant to EITF 96-18.

In June 2007, the Company revised the implicit service period for certain performance-based restricted stock awards due to a change in the expected vesting date.  As a result of this change in estimate, the Company’s net loss was $0.3 million less than had the estimate remained unchanged.  The impact of this change in estimate on the Company’s net loss per share was not material.  The Company recorded stock-based compensation expense of $1.6 million related to outstanding restricted stock grants during each of the three month periods ended June 30, 2007 and 2006.  The Company recorded stock-based compensation expense of $3.6 million and $2.2 million related to outstanding restricted stock grants during the six months ended June 30, 2007 and 2006, respectively.  As of June 30, 2007, there was $6.4 million of unrecognized compensation cost related to nonvested restricted stock arrangements, which is expected to be recognized over a weighted average period of 1.7 years.

During the six months ended June 30, 2007, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 69,706 shares of common stock. Additionally, the Company issued 15,001 shares of common stock to employees under the Company’s ESPP during the six months ended June 30, 2007.

7.   Recently Issued Accounting Standards

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

In June 2007, the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. The Company is currently analyzing the effect, if any, EITF 07-3 will have on its consolidated financial position and results of operations.

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

Business Overview

We are a biotechnology company specializing in the detailed structural analysis of complex mixture drugs.  We apply our technology to the development of generic versions of complex drug products as well as to the discovery and development of novel drugs.  Through detailed analysis of the molecular structure of complex sugars and other complex mixtures, we believe our proprietary technology enables us to define the specific sequences contained in complex drugs, including those structures that had previously not been described due to a lack of available technology.  We apply our technology to the discovery and development of novel drugs by gaining a deeper understanding of the role of sugars in disease, such as the roles that complex sugars play in cellular function, disease and drug action. With our capabilities, we have developed a diversified pipeline of complex generic and novel drug candidates, as well as a novel drug discovery program.

Our business strategy is to apply our technology to develop generic versions of complex drugs, such as M-Enoxaparin and M356, to generate product revenue that we anticipate will contribute to funding our novel drug discovery and development programs. Over the long term, we expect to generate additional value by leveraging our understanding of sugars to create novel therapeutics, which potentially could address critical unmet medical needs in a wide range of disease areas, including oncology, cardiovascular disease, infectious disease, inflammation and immunology.

Our most advanced product candidate, M-Enoxaparin, is designed to be a technology-enabled generic version of Lovenox®, a widely prescribed low molecular weight heparin, or LMWH.  In 2003, we formed a collaboration with Sandoz N.V. and Sandoz Inc., affiliates of Novartis AG, to jointly develop, manufacture and commercialize M-Enoxaparin in the U.S.  Sandoz N.V. later assigned its rights and obligations to Sandoz AG, and Sandoz AG and Sandoz Inc. are referred to together as Sandoz.  We refer to this collaboration as the “2003 Sandoz Collaboration”.

In July 2006, we entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement, each with Novartis Pharma AG, and a Memorandum of Understanding, or MOU, with Sandoz AG, an affiliate of Novartis Pharma AG.  On June 13, 2007, we and Sandoz AG executed a definitive collaboration and license agreement, or the Definitive Agreement, which superseded the MOU.  We refer to this series of agreements collectively as the “2006 Sandoz Collaboration.”  Under the 2006 Sandoz Collaboration, we expanded the geographic markets covered by the 2003 Sandoz Collaboration related to M-Enoxaparin to include the European Union and further agreed to exclusively collaborate on the development and commercialization of three other follow-on and complex generic products for sale in specified regions of the world.  Each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions.

Since our inception, we have incurred annual net losses. As of June 30, 2007, we had an accumulated deficit of $161.2 million.  We expect to incur substantial and increasing losses for the next several years as we develop our product candidates, expand our research and development activities and prepare for the commercial launch of our product candidates. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

Since our inception, we have had no revenues from product sales. Our revenues have all been derived from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and primarily consist of amounts earned by us for reimbursement by Sandoz of research and development services and development costs for certain programs.  In June 2004, we completed an initial public offering of 6,152,500 shares of common stock, the net proceeds of which were $35.3 million after deducting underwriters’ discounts and expenses. In July 2005, we raised $122.3 million in a follow-on public offering, net of expenses, from the sale and issuance of 4,827,300 shares of our common stock. In September 2006, in connection with the 2006 Sandoz Collaboration, we sold 4,708,679 shares of common stock to Novartis Pharma AG for an aggregate purchase price of $75.0 million. To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates.

The biotechnology and pharmaceutical industries in which we compete are undergoing, and are expected to continue to undergo, rapid and significant technological change. We expect competition to intensify as technological advances are made or new biotechnology products are introduced. To become and remain profitable, we must succeed in rapidly developing and commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities for which we are only in the preliminary stages: developing drugs; obtaining regulatory approval for them; and manufacturing, marketing and selling them. We have invested a significant portion of our time, financial resources and collaboration efforts in the development of our most advanced product candidate, M-Enoxaparin. Our successful development and commercialization of M-Enoxaparin, in collaboration with Sandoz, depends on several factors, including: using our technology to successfully demonstrate to the FDA that M-Enoxaparin is therapeutically equivalent to Lovenox; meeting any other FDA requirements for marketing approval; successfully manufacturing M-Enoxaparin in a consistent, cost-effective and reproducible manner and at a commercial scale; achieving a favorable outcome in any patent litigation with Sanofi-Aventis relating to enoxaparin, or a third party achieving a favorable outcome in the pending patent litigation with Sanofi-Aventis; and achieving market acceptance of M-Enoxaparin in the medical community and with third-party payors.  Our success will also be impacted by FDA approval of other generic versions of Lovenox.

Asset Purchase

On April 20, 2007, we entered into an asset purchase agreement, or the Purchase Agreement, with Parivid, LLC, or Parivid, a provider of data integration and analysis services to us, and S. Raguram, the principal owner and Chief Technology Officer of Parivid, pursuant to which we acquired certain of the assets and assumed certain specified liabilities of Parivid related to the acquired assets, for $2.5 million in cash paid at closing and up to $11.0 million in additional payments if certain milestones are achieved that may be paid in a combination of cash and/or stock.

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

As part of our acquisition of assets from Parivid, two previous collaboration agreements we had in place with Parivid were terminated.  S. Raguram is the brother of Ram Sasisekharan, a member of our Board of Directors.  Ram Sasisekharan received no consideration in connection with the execution of the Purchase Agreement. We recorded $1.0 million, $0.7 million and $1.0 million as research and development expense related to work performed by Parivid in the years ended December 31, 2006, 2005 and 2004, respectively.

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales and are uncertain whether or not we will generate any revenue from the sale of products over the next several years. We have recognized, in the aggregate, $44.7 million of revenue from our inception through June 30, 2007. This revenue was derived entirely from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration.  We will seek to generate revenue from a combination of research and development payments, profit sharing payments, milestone payments and royalties in connection with our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and similar future collaborative or strategic relationships. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development and other payments received under our collaborative or strategic relationships, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

Research and Development

Research and development expenses consist of costs incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, license fees, consulting fees, contract research and manufacturing, and the costs of laboratory equipment and facilities. We expense research and development costs as incurred. Due to the variability in the length of time necessary to develop a product, the uncertainties related to the estimated cost of the projects and ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate cost to bring our product candidates to market are not available.

The following summarizes our primary research and development programs:

Development Programs

M-Enoxaparin

Our most advanced product candidate, M-Enoxaparin, is designed to be a generic version of Lovenox.  Lovenox is a widely-prescribed LMWH used for the prevention and treatment of deep vein thrombosis, or DVT, and to support the treatment of acute coronary syndromes, or ACS.   Under our 2003 Sandoz Collaboration, we work with Sandoz exclusively to develop, manufacture and commercialize M-Enoxaparin in the U.S. and Sandoz is responsible for funding substantially all of the U.S.-related M-Enoxaparin development, regulatory, legal and commercialization costs. The total cost of development and commercialization, and the timing of M-Enoxaparin product launch, are subject to uncertainties relating to the development, regulatory approval and legal processes. In accordance with our 2003 Sandoz Collaboration, Sandoz submitted ANDAs in its name to the FDA for M-Enoxaparin in syringe and vial forms seeking approval to market M-Enoxaparin in the United States. Both ANDAs currently include a paragraph IV certification stating that Sanofi-Aventis’ patents listed in the Orange Book for Lovenox are, among other things, invalid and unenforceable.

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

M118

M118 is a novel anticoagulant drug that was rationally designed with the goal of providing improved clinical anticoagulant properties to support the treatment of patients diagnosed with ACS and stable angina.  We believe that M118 has the potential to provide baseline anticoagulant therapy to treat coronary artery disease and patients with ACS or stable angina who require invasive treatment, as well as those ACS patients who are medically managed, or do not require invasive treatment.  M118 is designed to be a reversible and monitorable anticoagulant that can be administered intravenously or subcutaneously and have a pharmacokinetic profile similar to other LMWHs.  We believe that these properties of M118 have the potential to provide greater flexibility than other therapies presently used to treat patients diagnosed with ACS and stable angina.

In July 2006, we filed our Investigational New Drug Application, or IND, with the FDA for our M118 intravenous injection formulation, and in October 2006 began Phase I clinical trials to evaluate its human safety, tolerability and pharmacokinetic profile.  In April 2007, we filed our IND for our M118 subcutaneous formulation, and in May 2007 began Phase I clinical trials to evaluate its human safety, tolerability and pharmacokinetic profile.

M356

M356 is targeted to be a technology-enabled generic version of Copaxone®, a complex drug consisting of a mixture of polypeptide chains. Copaxone is indicated for reduction of the frequency of relapses in patients with Relapse-Remitting Multiple Sclerosis.  Multiple sclerosis is a chronic disease of the central nervous system characterized by inflammation and neurodegeneration.  In North America, Copaxone is marketed through Teva Neuroscience LLC, a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd., and distributed by Sanofi-Aventis. Teva and Sanofi-Aventis have an additional collaborative arrangement for the marketing of Copaxone in Europe and other markets, under which Copaxone is either co-promoted with Teva or is marketed solely by Sanofi-Aventis.  Under the Definitive Agreement, we and Sandoz jointly develop, manufacture and commercialize M356. We are responsible for funding substantially all of the U.S.-related M356 development costs, with Sandoz responsible for legal and commercialization costs. Outside of the U.S., we and Sandoz share equally the development costs, with Sandoz responsible for commercialization and legal costs.

Glycoproteins

Our glycoprotein program is focused on extending our technology for the analysis of complex sugars to glycoproteins.  The goal of the program is to facilitate the development of follow-on versions of major marketed glycoprotein drugs.  In addition, we believe we can assist pharmaceutical and biotechnology companies in developing improved versions of their branded glycoprotein products by analyzing and modifying the sugar structures contained in those products.

Glycoprotein drugs, which include drugs like erythropoietin, blood clotting factors and interferon beta, exist as complex mixtures and contain various modifications, including branched sugars that vary from molecule to molecule, that affect their key clinical properties. Many of these products have not been thoroughly characterized to date given their complexity and the inadequacies in standard analytic technology. This makes them attractive candidates for application of Momenta’s characterization technology.

Under our 2006 Sandoz Collaboration, we are currently applying our technology to develop two follow-on proteins in partnership with Sandoz AG.  We refer to these two product candidates as M178 and M249.

M-Dalteparin

M-Dalteparin is targeted to be a technology-enabled generic version of Fragmin®, a LMWH product.  Fragmin is indicated for the prevention of DVT and selected indications in ACS.  In September 2005, Eisai Inc., a U.S. pharmaceutical subsidiary of Eisai Co. Ltd., obtained U.S. promotion rights to Fragmin from Pfizer Inc.  Fragmin is marketed by Pfizer in Europe and by Kissei Pharmaceutical Co., Ltd. in Japan.  Through our technology, we believe we have the ability to analyze Fragmin and develop a generic product that can be demonstrated to be therapeutically equivalent to Fragmin.  The M-Dalteparin program has been put on hold in light of other more commercially attractive opportunities.

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

Results of Operations

Three Months Ended June 30, 2007 and 2006

Revenue

Revenues for the three months ended June 30, 2007 and 2006 were $4.2 million and $5.4 million, respectively.  Revenues for the three months ended June 30, 2007 consist of amounts earned by us for reimbursement of research and development services, reimbursement of development costs, amortization of the initial payment received under our 2003 Sandoz Collaboration and amortization of the paid premium under our 2006 Sandoz Collaboration.  Revenues for the three months ended June 30, 2006 consist of amounts earned by us for reimbursement of research and development services, reimbursement of development costs and amortization of the initial payment received under our 2003 Sandoz Collaboration.  The decrease in revenues is a result of the decrease in reimbursable development activities for M-Enoxaparin.  As we prepare for the launch of M-Enoxaparin, development activities are decreasing while commercial activities are increasing.

Research and Development

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the three months ended June 30, 2007 and 2006:

	(in thousands)
Research and Development Program	2007	2006
Development programs	$15,939	$11,683
Discovery programs	986	1,419
Other research	61	369

Total research and development expense	$16,986	$13,471

Research and development expense for the three months ended June 30, 2007 was $17.0 million compared to $13.5 million during the three months ended June 30, 2006.  The increase of $3.5 million from 2006 to 2007 resulted from an increase of $1.6 million in personnel and related costs due to increased headcount, $1.1 million in clinical trial activities for our M118 program and a $0.7 million in-process research and development charge related to the Parivid asset purchase.

The increase in expenditures on our development programs of $4.3 million was primarily related to an increase in the expenses of our M356, M118 and glycoprotein programs.  The decrease in expenditures on our discovery program of $0.4 million was primarily due to a decrease in drug delivery program expenditures of $0.6 million due to the termination of the program in late 2006, offset by increased disease biology program expenditures of $0.2 million.

The decrease in other research expense of $0.3 million was primarily due to a decrease in headcount and headcount related costs relating to general technology development and support activities.

General and Administrative

General and administrative expense for the three months ended June 30, 2007 was $8.0 million compared to $6.1 million during the three months ended June 30, 2006.  The increase of $1.9 million was primarily due to an increase of $0.6 million in personnel and related costs due to increased headcount, $0.6 million in stock-based compensation and $0.6 million in professional fees.

Interest Income and Expense

Interest income increased to approximately $2.2 million for the three months ended June 30, 2007 from approximately $1.7 million for the three months ended June 30, 2006, primarily due to higher average investment balances as a result of the proceeds from issuance of common stock to Novartis Pharma AG in September 2006.  Interest expense increased to approximately $0.2 million for the three months ended June 30, 2007 from approximately $0.1 million for the three months ended June 30, 2006, due to additional amounts drawn from our equipment line of credit during 2006 and 2007.

Six Months Ended June 30, 2007 and 2006

Revenue

Revenues for the six months ended June 30, 2007 and 2006 were $6.4 million and $7.9 million, respectively.  Revenues for the six months ended June 30, 2007 consist of amounts earned by us for reimbursement of research and development services, reimbursement of development costs, amortization of the initial payment received under our 2003 Sandoz Collaboration and amortization of the paid premium under our 2006 Sandoz Collaboration.  Revenues for the six months ended June 30, 2006 consist of amounts earned by us for reimbursement of research and development services, reimbursement of development costs and amortization of the initial payment received under our 2003 Sandoz Collaboration.  The decrease in revenues is a result of the decrease in reimbursable development activities for M-Enoxaparin.  As we prepare for the launch of M-Enoxaparin, development activities are decreasing while commercial activities are increasing.

Research and Development

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the six months ended June 30, 2007 and 2006:

	(in thousands)
Research and Development Program	2007	2006
Development programs	$28,586	$19,488
Discovery programs	2,018	2,801
Other research	153	627

Total research and development expense	$30,757	$22,916

Research and development expense for the six months ended June 30, 2007 was $30.8 million compared to $22.9 million during the three months ended June 30, 2006.  The increase of $7.9 million from 2006 to 2007 principally resulted from an increase of $3.5 million in personnel and related costs due to increased headcount, $1.6 million in manufacturing and research provided by third parties due to increased expenditures for our M356 and M118 programs, $1.1 million in clinical trial activities for our M118 program, $0.7 million in facilities costs and a $0.7 million in-process research and development charge related to the Parivid asset purchase.

The increase in expenditures on our development programs of $9.1 million was primarily related to the expenses of our M356, M118 and glycoprotein programs.  The decrease in expenditures on our discovery program of $0.8 million was primarily attributed to decreased drug delivery program expenditures of $1.6 million due to the termination of the program in late 2006, offset by increased disease biology program expenditures of $0.8 million.

The decrease in other research expense of $0.5 million was primarily due to a decrease in headcount and headcount related costs relating to general technology development and support activities.

General and Administrative

General and administrative expense for the six months ended June 30, 2007 was $15.7 million compared to $12.1 million during the six months ended June 30, 2006.  The increase of $3.6 million was primarily due to an increase of $1.6 million in personnel and related costs and $1.2 million in stock-based compensation and $0.6 million in professional fees.

Interest Income and Expense

Interest income increased to approximately $4.7 million for the six months ended June 30, 2007 from approximately $3.3 million for the six months ended June 30, 2006, primarily due to higher average investment balances as a result of the proceeds from issuance of common stock to Novartis Pharma AG in September 2006.  Interest expense increased to approximately $0.4 million for the six months ended June 30, 2007 from approximately $0.2 million for the six months ended June 30, 2006, due to additional amounts drawn from our equipment line of credit during 2006 and 2007.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities, payments from our 2003 Sandoz Collaboration and borrowings from our lines of credit and capital lease obligations.

At June 30, 2007, we had $160.9 million in cash, cash equivalents and marketable securities.  In addition, we hold $4.7 million in restricted cash that serves as collateral for letters of credit related to our facility leases.  During the six months ended June 30, 2007 and 2006, our operating activities used $28.4 million and $13.6 million, respectively.  The use of cash for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.  Our net losses have increased year over year as we increase our headcount and continue to develop our product candidates.  For the six months ended June 30, 2007, our net loss adjusted for non-cash items was $29.8 million.  In addition, the net change in our operating assets and liabilities provided $1.4 million, primarily due to an increase in accounts payable of $1.0 million due to general increases in our business activities as a result of greater headcount and increased product development costs and a decrease in unbilled collaboration revenue of $0.7 million due to a decrease in reimbursable development activities for the M-Enoxaparin program.  These changes were offset by an increase in prepaid expenses and other current assets of $0.3 million due to an increase in clinical trial activities for our M118 program.

For the six months ended June 30, 2006, our net loss adjusted for non-cash items was $17.5 million.  In addition, the net change in our operating assets and liabilities provided $3.8 million, primarily due to an increase in accounts payable of $6.0 million due to general increases in our business activities as a result of greater headcount and increased product development costs, offset by a $1.4 million increase in unbilled collaboration revenue due to increased reimbursable development activities for the M-Enoxaparin program and a $0.4 million increase in prepaid expenses and other current assets due to business insurance renewals and an increase in facilities costs resulting from the lease of additional lab and office space.

Net cash provided by investing activities for the six months ended June 30, 2007 and 2006 was $20.4 million and $25.9 million, respectively.  In the first six months of 2007, we used $146.9 million of cash to purchase marketable securities and had $174.4 million in maturities of marketable securities.  In the first six months of 2006, we used $47.7 million of cash to purchase marketable securities and had $78.7 million in maturities of marketable securities.  In the first six months of 2007 and 2006, we used $4.6 million and $5.0 million, respectively, to purchase equipment and leasehold improvements.  In the first six months of 2007, we paid $2.5 million in connection with entering into the Purchase Agreement of Parivid.

Net cash provided by financing activities for the six months ended June 30, 2007 was $1.6 million. We had borrowings of $2.3 million on an equipment lease agreement entered into in December 2005 and received proceeds of $0.5 million from stock option exercises and purchases of common shares through our Employee Stock Purchase Plan.  These proceeds were offset by principal payments of $0.9 million on our line of credit and lease agreement obligations and $0.3 million on financed leasehold improvements related to our corporate facility.  Net cash provided by financing activities for the six months ended June 30, 2006 was $2.5 million. We had borrowings of $1.5 million on an equipment lease agreement entered into in December 2005, received $1.2 million in financing from our landlord for leasehold improvements related to our corporate facility and received proceeds of $0.4 million from stock option exercises and purchases of common shares through our Employee Stock Purchase Plan.  These proceeds were offset by principal payments of $0.6 million on our line of credit and lease agreement obligations.

We anticipate that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least 2008.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations, short and long-term line of credit obligations and capital and operating lease obligations.  We are currently in discussions with a third party to assign the lease entered into in October 2006 of approximately 22,300 square feet of office and research space located in Cambridge, Massachusetts, or the “Third Street Sublease”.  We estimate that assigning the Third Street Sublease will not have a significant financial impact.  The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed since we filed that report.

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

Revenue

We record revenue on an accrual basis as it is earned and when amounts are considered collectible.  Payments received in advance of performance obligations or in cases where we have a continuing obligation to perform services are deferred and recognized over the performance period.  When we are required to defer revenue, the period over which such revenue is recognized is based on estimates by management and may change over the course of the performance period.  At the inception of a collaboration agreement, we estimate the term of our performance obligation based on our development plans and our estimate of the regulatory review period.  The development plans generally include designing a manufacturing process to make the drug product, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale and related development of intellectual property.  Each reporting period we reassess our remaining performance obligations under the applicable collaboration arrangement by considering the time period over which any remaining development and related services to be provided prior to obtaining regulatory approval are expected to be completed.  Changes in our estimate could occur due to changes in our development plans or due to changes in regulatory or legal requirements.  We have deferred upfront payments of $588,000 and $13.6 million in connection with our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, respectively.  Such upfront payments are being recognized over our estimated period of performance obligation, which is approximately four and a half and six years, respectively, from the applicable collaboration inception date.  During the three months ended June 30, 2007, we revised our original estimate of the development period under the 2003 Sandoz Collaboration agreement due to a change in the projected timing of certain activities required for the completion of the FDA’s review of the ANDA for M-Enoxaparin.  The change in estimate did not have a material impact on the Company’s net loss or net loss per share for the three and six months ended June 30, 2007.

Revenues from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved.

Intangible Assets

We have acquired intangible assets that we value and record. Those assets for which there are no alternative uses are expensed as acquired in-process research and development, and those that are specifically identified and have alternative future uses are capitalized. We use a discounted cash flow model to value intangible assets at acquisition.  The discounted cash flow model requires assumptions about the timing and amount of future cash inflows and outflows, risk and the cost of capital. Each of these factors can significantly affect the value of the intangible asset. We review intangible assets for impairment on a periodic basis using an undiscounted net cash flows approach when impairment indicators arise. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, we would write down the intangible asset to the discounted cash flow value. Where we cannot identify cash flows for an individual asset, our review is applied at the lowest group level for which cash flows are identifiable.

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

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share Based Payment, or SFAS 123R, effective January 1, 2006 under the modified prospective transition method. SFAS 123R requires the recognition of the fair value of stock-based compensation expense in our operations, and accordingly the adoption of SFAS No. 123R fair value method has had and will continue to have a significant impact on our results of operations, although it will have no impact on our overall financial position. Option valuation models require the input of highly subjective assumptions, including stock price volatility and expected term of an option. Changes in market price directly affect volatility and could cause future stock-based compensation expense to vary significantly in future reporting periods.  The compensation cost for stock options and our Employee Stock Purchase Plan that has been incurred during the three and six months ended June 30, 2007 is $1.8 million and $3.4 million, respectively.  At June 30, 2007, the total unrecognized compensation cost related to non-vested stock options was $16.2 million. The cost is expected to be recognized over a weighted average period of 2.7 years.

Due to our limited historical share options exercise data and the characteristics of our share options, we follow the simplified method of estimating the expected term, as described in the U.S. Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, Share-Based Payments, or SAB 107. The expected term is derived from the average midpoint between vesting and the contractual term. We update these assumptions on a quarterly basis to reflect recent historical data. Additionally, we are required to estimate forfeiture rates to estimate the number of shares that will not vest due to forfeiture to which the fair value is applied.

The value of our restricted stock awards is recognized as compensation cost in our consolidated statement of operations over each award’s explicit or implicit service periods.  We estimate an award’s implicit service period based on our best estimate of the period over which an award’s vesting conditions will be achieved.  We reevaluate these estimates on a quarterly basis and will recognize any remaining unrecognized compensation as of the date of an estimate revision over the revised remaining implicit service period.  In June 2007, the Company revised the implicit service period for certain performance-based restricted stock awards due to a change in the expected vesting date.  As a result of this change in estimate, the Company’s net loss was $0.3 million less than had the estimate remained unchanged.  The impact of this change in estimate on the Company’s net loss per share was not material.  At June 30, 2007, the total unrecognized compensation cost related to non-vested restricted stock awards was $6.4 million.  The costs are expected to be recognized over a weighted-average period of 1.7 years.

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. While our cash and investment balances have increased as a result of our initial and follow-on public offerings, we have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.                   Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following discussion includes four revised risk factors (“Patent litigation with Sanofi-Aventis, the innovator of Lovenox, may cause delays and additional expense in the commercialization of M-Enoxaparin.  If we are not successful in commercializing M-Enoxaparin or are significantly delayed in doing so, our business would be materially harmed, which could include without limitation the curtailment of our other development programs,” “We will need to develop or acquire additional technologies as part of our efforts to analyze the chemical composition of complex mixtures other than heparins,” ”If we are not able to obtain regulatory approval for commercial sale of our generic product candidates demonstrating therapeutic equivalence to the satisfaction of the FDA, including for M-Enoxaparin, our future results of operations will be adversely affected,” and “Our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration are important to our business. If Sandoz fails to adequately perform under either collaboration, or we or Sandoz terminate all or a portion of either collaboration, the development and commercialization of some of our drug candidates, including injectable enoxaparin, would be delayed or terminated and our business would be adversely affected.”) that reflect developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

Risks Relating to Our Business

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in May 2001. At June 30, 2007, our accumulated deficit was approximately $161.2 million. We have not generated revenues from the sale of any products to date. We expect that our annual operating losses will increase over the next several years as we expand our drug commercialization, development and discovery efforts. To become profitable, we must successfully develop, and obtain regulatory approval for, our existing drug candidates, and effectively manufacture, market and sell any drugs we develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

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

Sanofi-Aventis has brought lawsuits for patent infringement; one against Amphastar and Teva, and two separate patent infringement lawsuits pending against Sandoz.

Amphastar/Teva Patent Infringement Lawsuit

In September 2003, prior to issuance of the ‘743 Reissue Patent, Sanofi-Aventis announced that it received individual notices from Amphastar and Teva indicating that each had submitted with the FDA its own ANDA with a paragraph IV certification for enoxaparin.  Sanofi-Aventis sued Amphastar and Teva for patent infringement, and in response Amphastar and Teva asserted claims of non-infringement, invalidity and/or unenforceability of the ‘618 Patent, as well as various counterclaims, and sought related declaratory judgment relief against Sanofi-Aventis.   In September 2005, Amphastar and Teva each subsequently amended its own ANDA to include a second paragraph IV certification for the ‘743 Reissue Patent.

On June 16, 2005, the District Court granted summary judgment in the Amphastar/Teva case, finding that the ‘743 Reissue Patent was unenforceable due to Aventis’ inequitable conduct before the United States Patent and Trademark Office, or USPTO.  Thereafter, Sanofi-Aventis appealed the decision to the U.S. Court of Appeals for the Federal Circuit, or the Court of Appeals.  On April 10, 2006, the Court of Appeals determined that, although there were no issues of material fact with respect to the materiality of certain information withheld from the USPTO, there remained genuine issues of material fact regarding the intent to deceive the USPTO.  Accordingly, the Court of Appeals reversed the District Court’s ruling and remanded the case to the District Court for further proceedings consistent with the Court of Appeals’ decision.  The District Court held a bench trial in December 2006 focused only on inequitable conduct.  On February 7, 2007, the District Court ruled in favor of Amphastar and Teva holding both the ‘618 Patent and the ‘743 Reissue Patent unenforceable by virtue of inequitable conduct before the USPTO.  Sanofi-Aventis appealed this ruling and the appeal is currently pending.  If Sanofi-Aventis is successful in its appeal, all other remaining issues regarding invalidity, non-infringement and unenforceability could be subsequently tried by the District Court, if necessary.

Sandoz Patent Infringement Lawsuit

In August 2005, Sandoz filed an ANDA with the FDA to obtain approval for the commercial manufacture, use and sale of the syringe formulation of enoxaparin.  In 2006, Sandoz amended its ANDA by filing with the FDA a paragraph IV certification, stating, among other things, that the ‘618 Patent and ‘743 Reissue Patent are invalid and unenforceable.  Sanofi-Aventis brought a patent infringement suit against Sandoz in August 2006.  In response to Sanofi-Aventis’ lawsuit, Sandoz asserted, among other things, claims of invalidity and/or unenforceability of the ‘743 Reissue Patent.  At this time, no trial date has been set for this litigation.  Sandoz has moved to dismiss the suit based upon the District Court decision in the Amphastar/Teva case, and that motion is pending.

In December 2006, Sandoz filed an ANDA with the FDA to obtain approval for the commercial manufacture, use and sale of the vial formulation of enoxaparin and included a paragraph IV certification, stating, among other things, that the ‘618 Patent and ‘743 Reissue Patent are invalid and unenforceable.  Sanofi-Aventis brought a patent infringement suit against Sandoz in June 2007.  In response to Sanofi-Aventis’ lawsuit, Sandoz asserted, among other things, claims of invalidity and/or unenforceability of the ‘743 Reissue Patent.  At this time, no trial date has been set for this litigation.  Sandoz has moved to dismiss the suit based upon the District Court decision in the Amphastar/Teva case, and that motion is pending.

Continuing litigation could delay or prevent the introduction of M-Enoxaparin and Sanofi-Aventis’ efforts to litigate against potential generic challengers to enforce its intellectual property related to Lovenox may not be limited to enforcement of the ‘743 Reissue Patent.  Pharmaceutical companies also frequently sue generic challengers over potential infringement of patents that are not listed in the Orange Book.  Presently, we are not aware of any litigation relating to non-Orange Book patents, but it is possible that Sanofi-Aventis will initiate such litigation against us, Sandoz, Teva, Amphastar, or others in the future.  If Sanofi-Aventis were to initiate litigation relating to a non-Orange Book patents, this litigation could significantly delay, impair or prevent our ability to commercialize M-Enoxaparin and our business would be materially harmed.

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

If other generic versions of our generic and novel drug products are approved and successfully commercialized, our business would suffer.

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

As of June 30, 2007, we had cash, cash equivalents and marketable securities totaling $160.9 million. For the six months ended June 30, 2007, we had a net loss of $35.7 million and used cash in operating activities of $28.4 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our drug candidates, as well as funds necessary to manufacture and market any products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

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

•                  the acquisition may result in litigation from terminated employees or third parties; and

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

Risks Relating to Development and Regulatory Approval

If we are not able to obtain regulatory approval for commercial sale of our generic product candidates demonstrating therapeutic equivalence to the satisfaction of the FDA, including for M-Enoxaparin, our future results of operations will be adversely affected.

Our future results of operations depend, to a significant degree, on our ability to obtain regulatory approval for and commercialize generic versions of complex drugs, including M-Enoxaparin. We will be required to demonstrate to the satisfaction of the FDA, among other things, that our generic products contain the same active ingredients, are of the same dosage form, strength and route of administration as the branded products upon which they are based, and meet compendial or other applicable standards for strength, quality, purity and identity, including potency. In addition, we may be required to conduct in vivo studies to demonstrate that our generic versions of complex drugs are bioequivalent to the branded products upon which they are based, meaning typically that there are no significant differences with respect to the rate and extent to which the active ingredients are absorbed and become available at the site of drug action.

Determination of the same active ingredients for our generic versions of complex drugs will be based on our demonstration of chemical equivalence to the respective reference listed drugs. The FDA may not agree that we have adequately characterized our products or that our products and their respective branded drugs are chemical equivalents. The FDA may require additional information, including, for example, animal or human testing, to determine therapeutic equivalence and that any inactive ingredients or impurities do not compromise the product’s safety and efficacy. Provision of sufficient information for approval may prove difficult, time consuming and expensive. We must also demonstrate the adequacy of our methods, controls and facilities used in the manufacture of the product, including that they meet current good manufacturing practices, or cGMP. We cannot predict whether any of our generic product candidates will receive FDA approval.

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

Although the FDA has previously stated its intention to draft guidance that is broadly applicable to follow-on protein products, the agency has not issued such guidance to date and may never do so.  Protracted timelines and failure of the FDA to establish standards for approval of follow-on protein products or failure of the U.S. Congress to enact legislation establishing an abbreviated pathway for approval for follow-on products to approved BLA products could reduce the value of, or render obsolete, our glycoprotein program.

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

 In February 2003, Aventis filed a Citizen Petition with the FDA requesting that the FDA withhold approval of any ANDA for a generic version of Lovenox until and unless the FDA determines that the manufacturing process used by the generic applicant is equivalent to the process used to make Lovenox, or until the generic applicant demonstrates through clinical trials that its product is equally safe and effective as Lovenox, and unless the generic product is shown to contain a specific molecular structure.  Teva, Amphastar, and others have filed comments opposing the Petition, and Aventis has filed numerous supplements and reply comments in support of its Petition.  The FDA has yet to rule on the Petition, and if the FDA ultimately grants the Petition, we and Sandoz may be unable to obtain approval of our ANDA for M-Enoxaparin, which would materially harm our business.

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

2003 Sandoz Collaboration

Either we or Sandoz may terminate the 2003 Sandoz Collaboration for material uncured breaches or certain events of bankruptcy or insolvency by the other party. Sandoz may also terminate the 2003 Sandoz Collaboration if the injectable enoxaparin product or the market lacks commercial viability, if new laws or regulations are passed or court decisions rendered that substantially diminish our legal avenues for redress, or, in multiple cases, if certain costs exceed mutually agreed upon limits. If the 2003 Sandoz Collaboration is terminated other than due to our uncured breach or bankruptcy, we will be granted an exclusive license under certain intellectual property of Sandoz to develop and commercialize injectable enoxaparin in the United States. In that event, we would need to expand our internal capabilities or enter into another collaboration, which could cause significant delays that could prevent us from completing the development and commercialization of injectable enoxaparin.  If Sandoz terminates the 2003 Sandoz Collaboration due to our uncured breach or bankruptcy, Sandoz would retain the exclusive right to develop and commercialize injectable enoxaparin in the United States. In that event, we would no longer have any influence over the development or commercialization strategy of injectable M-Enoxaparin in the United States. In addition, Sandoz would retain its rights of first negotiation with respect to certain of our other products in certain circumstances and its rights of first refusal outside of the United States and the European Union. Accordingly, if Sandoz terminates the 2003 Sandoz Collaboration, our introduction of M-Enoxaparin may be significantly delayed, we may decide to discontinue the M-Enoxaparin project, or our revenues may be reduced, any one of which could have a material adverse effect on our business.

2006 Sandoz Collaboration

Either we or Sandoz may terminate the Definitive Agreement for material uncured breaches or certain events of bankruptcy or insolvency by the other party. In addition, the following termination rights apply to some of the products, on a product-by-product basis: (i) if clinical trials are required, (ii) at Sandoz’ convenience within a certain time period, (iii) if the parties agree, or the relevant regulatory authority states in writing, that our intellectual property does not contribute to product approval, (iv) if Sandoz decides to permanently cease development and commercialization of a product, or (v) by either party with respect to certain products if, following a change of control of the other party, the other party fails to perform its material obligations with respect to such product.  For some of the products, for any termination of the Definitive Agreement other than a termination by Sandoz due to our uncured breach or bankruptcy, or a termination by us alone due to the need for clinical trials, we will be granted an exclusive license under certain intellectual property of Sandoz to develop and commercialize the particular product. In that event, we would need to expand our internal capabilities or enter into another collaboration, which could cause significant delays that could prevent us from completing the development and commercialization of such product.  For some products, if Sandoz terminates the Definitive Agreement due to our uncured breach or bankruptcy, or if there is a termination by us alone due to the need for clinical trials, Sandoz would retain the exclusive right to develop and commercialize the applicable product. In that event, we would no longer have any influence over the development or commercialization strategy of such product.  In addition, for other products, if Sandoz terminates due to our uncured breach or bankruptcy, Sandoz retains a right to license certain of our intellectual property without the obligation to make any additional payments for such licenses.  For certain products, if the Definitive Agreement is terminated other than due to our uncured breach or bankruptcy, neither party will have a license to the other party’s intellectual property.  In that event, we would need to expand our internal capabilities or enter into another collaboration, which could cause significant delays that could prevent us from completing the development and commercialization of such product.  Accordingly, if the Definitive Agreement is terminated, our introduction of certain products may be significantly delayed, or our revenues may be significantly reduced either of which could have a material adverse effect on our business.

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

We have relied upon third parties to produce material for preclinical and clinical studies and may continue to do so in the future. Although we believe that we will not have any material supply issues, we cannot be certain that we will be able to obtain long-term supply arrangements of those materials on acceptable terms, if at all. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

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

Our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 39.8% of our outstanding common stock as of June 30, 2007. As a result, these stockholders, if acting together, may have the ability to determine the outcome of or influence matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

•                      a decision in favor of Sanofi-Aventis in any of the current patent litigation matters, or a settlement related to any of those cases;

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

Item 4.    Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on June 13, 2007.

There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 24,574,018 shares of common stock.  The results of the vote taken at the Annual Meeting with respect to the election of the nominees to serve as Class III directors were as follows:

Class III Director Nominees	For	Withheld
Peter Barrett	21,108,027 shares	3,465,991 shares
Ram Sasisekharan	18,946,294 shares	5,627,729 shares
Bennett M. Shapiro	21,109,327 shares	3,464,091 shares

Messrs. Barrett, Sasisekharan and Shapiro were each elected to serve for a three-year term of office or until their successors are duly elected and qualified.  Alan L. Crane, Peter Barton Hutt and Marsha H. Fanucci are currently serving as Class I Directors and John K. Clarke, Robert S. Langer, Jr., Stephen T. Reeders and Craig A. Wheeler are currently serving as Class II Directors.

In addition, a vote of the stockholders was taken at the Annual Meeting with respect to the proposal to ratify the selection by our Audit Committee of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.  Of the 24,574,018 shares of common stock present at the Annual Meeting, 24,510,448 shares voted in favor of such proposal, 51,801 shares were voted against such proposal and 11,768 shares abstained from voting.

Item 5.    Other Information.

Third Street Sublease

We are currently in discussions with a third party to assign the lease entered into in October 2006 of approximately 22,300 square feet of office and research space located in Cambridge, Massachusetts, or the “Third Street Sublease”.  We estimate that assigning the Third Street Sublease will not have a significant financial impact.

Item 6.    Exhibits.

10.1+	Collaboration and License Agreement dated June 13, 2007 by and between Sandoz AG and the Company.

10.2	Letter Agreement dated June 12, 2007 by and between the Massachusetts Institute of Technology and the Company.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

+ Confidential treatment requested as to certain portions of this Exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: August 9, 2007
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2007

	By:	/s/ Richard P. Shea
Richard P. Shea, Chief Financial Officer
(Principal Financial and Accounting Officer)