Form 10-Q
period 2007-09-30
MOMENTA PHARMACEUTICALS INC
filed 2007-11-08
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of November 5, 2007.

Class	Number of Shares
Common Stock $0.0001 par value	36,469,811

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$18,309	$22,351
Marketable securities	123,003	168,914
Accounts receivable	1,486	—
Unbilled collaboration revenue	4,521	4,727
Prepaid expenses and other current assets	2,550	2,069
Total current assets	149,869	198,061

Property and equipment, net of accumulated depreciation	19,370	13,603
Intangible assets, net	3,591	—
Restricted cash	4,685	4,685
Other assets	24	36
Total assets	$177,539	$216,385

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,983	$4,311
Accrued expenses	4,807	5,786
Deferred revenue	2,192	123
Line of credit obligations	823	883
Capital lease obligations	1,627	941
Lease financing liability	628	596
Deferred rent	174	122
Other current liabilities	2,000	—
Total current liabilities	19,234	12,762

Deferred revenue, net of current portion	10,754	13,552
Line of credit obligations, net of current portion	143	738
Capital lease obligations, net of current portion	6,515	3,998
Lease financing liability, net of current portion	1,845	2,321
Deferred rent, net of current portion	449	423
Total liabilities	38,940	33,794

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized at September 30, 2007 and December 31, 2006, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 36,453 and 36,098 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	4	4
Additional paid-in capital	318,436	308,061
Accumulated other comprehensive income	269	45
Accumulated deficit	(180,110)	(125,519)
Total stockholders’ equity	138,599	182,591
Total liabilities and stockholders’ equity	$177,539	$216,385

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Collaboration revenue	$5,145	$4,058	$11,563	$11,962
Operating expenses:
Research and development*	19,547	10,684	50,307	33,600
General and administrative*	6,255	7,210	21,964	19,271
Total operating expenses	25,802	17,894	72,271	52,871

Loss from operations	(20,657)	(13,836)	(60,708)	(40,909)

Other income (expense):
Interest income	2,003	1,981	6,688	5,318
Interest expense	(214)	(160)	(571)	(339)

Net loss	$(18,868)	$(12,015)	$(54,591)	$(35,930)

Basic and diluted net loss per share	$(0.53)	$(0.37)	$(1.53)	$(1.15)

Shares used in computing basic and diluted net loss per share	35,664	32,334	35,621	31,292

*Includes the following stock-based compensation expense:
Research and development	$1,041	$934	$3,558	$3,078
General and administrative	$1,644	$1,105	$6,080	$4,361

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net loss	$(54,591)	$(35,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,395	1,264
Stock-based compensation expense	9,638	7,439
(Accretion of discount) amortization of premium on investments	(4,936)	42
Purchase of in-process research and development	737	—
Amortization of intangible assets	172	—
Loss (gain) on disposal of assets	43	(4)
Changes in operating assets and liabilities:
Accounts receivable	(1,486)	—
Unbilled collaboration revenue	206	(748)
Prepaid expenses and other current assets	(481)	732
Restricted cash	—	(2,907)
Other assets	12	6
Accounts payable	2,672	92
Accrued expenses	(979)	2,468
Deferred rent	78	204
Deferred revenue	(729)	13,441
Net cash used in operating activities	(47,249)	(13,901)

Investing activities:
Purchase of intangible assets	(2,500)	—
Purchases of property and equipment	(8,205)	(6,835)
Purchases of marketable securities	(195,229)	(141,133)
Maturities of marketable securities	246,300	141,927
Net cash provided by (used in) investing activities	40,366	(6,041)

Financing activities:
Proceeds from issuance of common stock to Sandoz, net of issuance costs	—	61,384
Proceeds from issuance of common stock under stock plans	737	1,155
Proceeds from financing of leasehold improvements	—	3,199
Payments on financed leasehold improvements	(444)	(140)
Proceeds from capital lease obligations	3,978	1,495
Principal payments on capital lease obligations	(775)	(306)
Principal payments on line of credit	(655)	(635)
Net cash provided by financing activities	2,841	66,152
Net (decrease) increase in cash and cash equivalents	(4,042)	46,210
Cash and cash equivalents, beginning of period	22,351	25,890
Cash and cash equivalents, end of period	$18,309	$72,100

Supplemental disclosure of noncash investing activities:
Accrued milestone payments to Parivid	$2,000	$—

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

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2007.

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

Cash, Cash Equivalents, and Marketable Securities

The Company invests its excess cash in bank deposits, money market accounts, corporate debt securities and U.S. government obligations. The Company considers all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost, and primarily consist of money market funds maintained at major U.S. financial institutions. All marketable securities, which primarily represent marketable debt securities, have been classified as “available-for-sale.” Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. Management determines the appropriate classification of its investments in marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest earned on marketable securities is included in interest income.

Long-Lived Assets

The Company evaluates the recoverability of its property, equipment and intangible assets when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, which provides that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the undiscounted future cash flows of such assets or businesses. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. No impairment charges have been required to be recognized through September 30, 2007.

Revenue Recognition

The Company recognizes revenue from research and development collaboration agreements in accordance with the SEC’s Staff

Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements With Multiple Deliverables, or EITF 00-21.

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

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share Based Payment, or SFAS 123R, using the modified prospective method. Under that method, compensation cost recognized in the nine months ended September 30, 2007 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, the estimated grant date fair value of each stock-based award is recognized as expense on a ratable basis over the requisite service period (generally the vesting period).

In accordance with SFAS 123R, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Because of the Company’s limited history as a publicly-traded company, to estimate expected volatility the Company used a blend of its own historic and implied volatility (75%) and an average of historic and implied volatilities of similar entities (25%). For purposes of identifying similar entities, the Company considered characteristics such as industry, stage of life cycle and financial leverage.  As the Company continues to accumulate more of its own volatility data, the Company has increased its percentage weight of volatility relative to its identified peer company data.  The expected term of option awards granted is derived from the average of the vesting and the contractual terms, as described in the SAB No. 107, Share-Based Payment.  In the future, as information regarding post-vesting termination becomes more accessible, the Company will change its method of deriving the expected term. This change could impact the Company’s fair value of option awards granted in the future. The Company expects to refine its method of deriving expected term no later than January 1, 2008. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, or FIN 48, effective January 1, 2007. The Company did not recognize any liability for unrecognized tax benefits as a result of adopting FIN 48. The Company recognizes both accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company did not recognize any interest and penalties in the three- or nine month periods ended September 30, 2007 and 2006, or since inception.

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

Comprehensive Loss

The Company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income, or SFAS 130. SFAS 130 establishes rules for the reporting and display of comprehensive income (loss) and its components. Accumulated other comprehensive income as of September 30, 2007 and 2006 consists entirely of unrealized gains and losses on available-for-sale securities.  Comprehensive loss for the three months ended September 30, 2007 and 2006 was $18.7 million and $11.8 million, respectively.  Comprehensive loss for the nine months ended September 30, 2007 and 2006 was $54.4 million and $35.6 million, respectively.

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share, or SFAS 128. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common stock equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock and shares issuable upon the exercise of stock options and stock warrants. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is antidilutive. Accordingly, basic and diluted net loss per common share is the same.

Segment Reporting

SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographical areas, and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products. All of the Company’s revenues through September 30, 2007 have come from one collaborative partner.

3.     Asset Purchase

On April 20, 2007, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Parivid, LLC (“Parivid”), a data integration and analysis services provider to the Company, and S. Raguram, the principal owner and Chief Technology Officer of Parivid, pursuant to which the Company acquired patent rights, software, know-how and other intangible assets, and assumed certain specified liabilities of Parivid related to the acquired assets, for $2.5 million in cash paid at closing and up to $11.0 million in additional payments, which, if certain milestones are achieved, will be paid in a combination of cash and/or stock.

The milestone payments include (i) potential cash payments of no more than $2.0 million if certain milestones are achieved within two years from the date of the Purchase Agreement and (ii) the issuance of up to $9.0 million of the Company’s common stock to Parivid if certain other milestones are achieved within fifteen years of the date of the Purchase Agreement.  In addition, upon the completion and satisfaction of those milestones that trigger the issuance of shares of the Company’s common stock, the Company has granted Parivid certain registration rights under the Securities Act of 1933, as amended, with respect to such shares.  The Company also entered into an employment agreement with S. Raguram.

As part of the acquisition of assets from Parivid, two previous collaboration agreements that had been in place with Parivid were terminated. S. Raguram is the brother of a member of the Company’s Board of Directors, who received no consideration in connection with the execution of the Purchase Agreement.

The Company has recorded a total purchase price of $4.5 million that includes $2.5 million paid in cash at the closing and $2.0 million in milestone payments which are probable.  The total purchase price was allocated to the assets acquired based on their estimated relative fair values at the date of acquisition. The fair values of the acquired assets were determined using a combination of the income approach and the comparative business valuation method. At the date of acquisition, the Company recorded an acquired in-process research and development charge of $0.7 million, which is included in research and development expense in the consolidated statement of operation for the nine months ended September 30, 2007.

As of September 30, 2007, intangible assets, net of accumulated amortization, are as follows (in thousands):

		September 30, 2007
	Estimated Life	Gross Carrying Amount	Accumulated Amortization
Core technology	12 years	$3,593	$(134)
Non-compete agreement	2 years	170	(38)

Total intangible assets		$3,763	$(172)

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets.  Amortization expense was $0.1 million and $0.2 million during the three and nine months ended September 30, 2007, respectively.

The Company expects to incur amortization expense ranging from $0.3 million to $0.4 million per year for each of the next five years.

4.     Commitments and Contingencies

Capital Lease

In September 2007, the Company borrowed an additional $1.7 million under its Master Lease Agreement (the “Agreement”) with General Electric Capital Corporation (“GECC”) and executed an equipment schedule for laboratory, computer and office equipment.  As of September 30, 2007, the Company had drawn a total of $9.4 million against the Agreement.  Borrowings under the Agreement are payable over a 54-month period at an effective annual interest rate of 9.36%. In accordance with the Agreement, should the effective corporate income tax rate for calendar-year taxpayers increase above 35%, GECC will have the right to increase rent payments by requiring payment of a single additional sum, calculated in accordance with the Agreement. The Agreement also provides the Company an early purchase option after 48 months at a predetermined fair market value, which the Company intends to exercise.  Under the Agreement, if any material adverse change in the Company or its business occurs, the total unpaid principal would become immediately due and payable. To date, there have been no events of default. As of September 30, 2007, the Company had approximately $8.1 million in borrowings outstanding under the Agreement.

5.     Collaboration Agreements

2003 Sandoz Collaboration

In November 2003, the Company entered into a collaboration and license agreement (the “2003 Sandoz Collaboration”) with Sandoz N.V. and Sandoz Inc. to jointly develop and commercialize M-Enoxaparin, a generic version of Lovenox®, a low molecular weight heparin.  Sandoz N.V. later assigned its rights and obligations under the 2003 Sandoz Collaboration to Sandoz AG.  Sandoz AG and Sandoz Inc. are collectively referred to as “Sandoz.”  Under the 2003 Sandoz Collaboration, the Company granted Sandoz the exclusive right to manufacture, distribute and sell M-Enoxaparin in the United States.  The Company agreed to provide development and related services on a commercially reasonable best-efforts basis, which includes developing a manufacturing process to make M-Enoxaparin, scaling up the process, contributing to the preparation of an Abbreviated New Drug Application, or ANDA, in Sandoz’ name to be filed with the Food & Drug Administration, or FDA, further scaling up the manufacturing process to commercial scale, and related development of intellectual property.  The Company has the right to participate in a joint steering committee which is responsible for overseeing development, legal and commercial activities and approves the annual collaboration plan. Sandoz is responsible for commercialization activities and will exclusively distribute and market the product.

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

The Company recognizes the $588,000 non-refundable up-front payment as revenue on a straight line basis over the estimated M-Enoxaparin development period. In June 2007, the Company revised its original estimate of the development period from 4 years to 4.4 years due to a change in the projected timing of regulatory activities.  The change in estimate is not material to the Company’s net loss or net loss per share for the three and nine months ended September 30, 2007.  The Company recognized revenue relating to this up-front payment of approximately $18,000 and $86,000 for the three and nine months ended September 30, 2007, respectively.

The Company recognizes revenue from FTE services and revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenues from external development costs are recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third party vendors for such development and related services, except with respect to any amounts due Sandoz for manufacturing raw material purchases, which are recorded on a net basis as an offset to the related development expense pursuant to the provisions of EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. There were no such manufacturing raw material purchases in the nine months ended September 30, 2007 and $1.1 million and $2.2 million during the three and nine months ended September 30, 2006, respectively.

2006 Sandoz Collaboration

In July 2006, the Company entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement, each with Novartis Pharma AG, and a Memorandum of Understanding (the “MOU”) with Sandoz AG, an affiliate of Novartis Pharma AG.  On June 13, 2007, the Company and Sandoz AG executed a definitive collaboration and license agreement (the “Definitive Agreement”), which superseded the MOU.  Together, this series of agreements is referred to as the “2006 Sandoz Collaboration.”

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

6.     Stock-Based Compensation

Total compensation cost for all share-based payment arrangements including stock options, restricted stock and the Company’s Employee Stock Purchase Plan (“ESPP”) for the three months ended September 30, 2007 and 2006 was $2.7 million and $2.0 million, respectively.  Total compensation cost for all share-based payment arrangements for the nine months ended September 30, 2007 and 2006 was $9.6 million and $7.4 million, respectively.

The Company recorded stock-based compensation of $1.7 million and $1.4 million, and $5.1 million and $4.5 million related to outstanding employee stock option grants and the ESPP during the three and nine months ended September 30, 2007 and 2006, respectively.  The Company recorded stock-based compensation of $2,100 and $32,000, and $5,600 and $0.2 million related to outstanding consultant stock option grants during the three and nine months ended September 30, 2007 and 2006, respectively.  The weighted average grant date fair value of option awards granted to employees was calculated using the Black-Scholes-Merton option-pricing model and the assumptions in the following table.  The weighted average grant date fair value of option awards granted during the three months ended September 30, 2007 and 2006 was $7.34 and $10.77 per option, respectively.  The weighted average grant date fair value of option awards granted during the nine months ended September 30, 2007 and 2006 was $8.38 and $11.58 per option, respectively.

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Expected volatility	76%	72%	75%	71%
Expected dividends	—	—	—	—
Expected term (in years)	6	6	6	6
Risk-free interest rate	4.5%	4.8%	4.8%	4.8%

At September 30, 2007, the total unrecognized compensation costs related to nonvested employee stock option awards was $14.3 million, which is expected to be recognized over a weighted average period of 2.6 years. The unvested shares held by consultants have been and will be revalued using the Company’s estimate of fair value at each balance sheet date pursuant to EITF 96-18.

In June 2007, the Company revised the implicit service period for certain performance-based restricted stock awards due to a change in the expected vesting date.  As a result of this change in estimate, the Company’s net loss was $1.1 million and $1.4 million less than had the estimate remained unchanged for the three and nine months ended September 30, 2007, respectively. The impact of this change in estimate on the Company’s net loss per share was not material. The Company recorded stock-based compensation expense of $1.0 million and $1.0 million related to outstanding restricted stock grants during the three months ended September 30, 2007 and 2006, respectively.  The Company recorded stock-based compensation expense of $4.5 million and $2.8 million related to outstanding restricted stock grants during the nine months ended September 30, 2007 and 2006, respectively.  As of September 30, 2007, there was $6.0 million of unrecognized compensation cost related to nonvested restricted stock arrangements, which is expected to be recognized over a weighted average period of 1.5 years.

During the nine months ended September 30, 2007, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 82,536 shares of common stock. Additionally, the Company issued 42,689 shares of common stock to employees under the Company’s ESPP during the nine months ended September 30, 2007.

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

8.             Subsequent Events

Assignment of Sublease

In July 2007, the Company evaluated its space needs and determined that additional office and laboratory space, which it had leased in September 2006, pursuant to a Sublease Agreement (the “Sublease”) dated September, 2006 with Archemix Corp., as sublandlord (“Archemix”) but not yet occupied, was in excess of the Company’s present requirements. Accordingly, in October 2007, the Company and Alnylam Pharmaceuticals, Inc. (“Alnylam”) executed an agreement pursuant to which Alnylam agreed to assume the Company’s rights and obligations under the Sublease.

Under the terms of the Sublease, the Company had subleased from Archemix approximately 22,300 rentable square feet in Cambridge, Massachusetts which the Company had intended to use for office and laboratory space. The initial term of the Sublease was to expire on April 30, 2011 with an option to extend for an additional 48 month period, subject to certain termination rights granted to each of the Company and Archemix. Commencing on March 10, 2007, the Company began paying and expensing annual fixed rent of approximately $1.1 million, plus operating expenses. In connection with the execution of the Sublease, the Company issued a letter of credit in favor of Archemix in the amount of $2.9 million.

Under the agreement with Alnylam, Alnylam has agreed to pay the Company approximately $4.4 million (the “Purchase Price”) to offset certain rent payments and fees paid by the Company to architects, contractors, brokers and other vendors engaged to build out the space. In consideration for the Purchase Price, Alnylam will assume all rights and obligations of the Company under a construction contract, an architect agreement and various permits and approvals. Alnylam will also receive, among other things, architectural drawings, construction plans and specifications, equipment and furniture. The effect of this transaction will be a reduction in the Company’s property and equipment of approximately $3.7 million and a recovery of operating expenses of approximately $0.7 million. In addition, upon the cancellation of the letter of credit, $2.9 million will be to be reclassified from restricted cash to cash and cash equivalents.

FDA Letter Regarding M- Enoxaparin ANDA

On November 5, 2007, Sandoz received a letter from the FDA stating that the syringe ANDA for M-Enoxaparin is not approvable. The FDA’s action letter indicated that the ANDA for M-Enoxaparin was not approvable in its current form because the application does not adequately address the potential for immunogenicity of the drug product. The FDA recommended in its letter that the Company and Sandoz meet with the Office of Generic Drugs to determine what additional information should be provided to adequately address this concern. Sandoz and the Company are working together to identify the additional information necessary to obtain approval of M-Enoxaparin.

Management has assessed the potential financial statement implications of this event and, based on its current estimates and plans, does not believe that any such changes in estimates materially affect the Company’s financial statements for the three and nine months ended September 30, 2007 or any future period financial statements.

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

Business Overview

We are a biotechnology company specializing in the detailed structural analysis of complex mixture drugs.  We apply our technology to the development of generic versions of complex drug products as well as to the discovery and development of novel drugs.  Through detailed analysis of the molecular structure of complex sugars and other complex mixtures, we believe our proprietary technology enables us to define specific sequences contained in complex drugs, including those structures that had previously not been described due to a lack of available technology.  We apply our technology to the discovery and development of novel drugs by gaining a deeper understanding of the role of sugars in disease, such as the roles that complex sugars play in cellular function, disease and drug action. With our capabilities, we have developed a diversified pipeline of complex generic and novel drug candidates, as well as a novel drug discovery program.

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

In July 2006, we entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement with Novartis Pharma AG and a Memorandum of Understanding, or MOU, with Sandoz AG, an affiliate of Novartis Pharma AG.  On June 13, 2007, we and Sandoz AG executed a definitive collaboration and license agreement, or the Definitive Agreement, which superseded the MOU.  We refer to this series of agreements collectively as the “2006 Sandoz Collaboration.”  Under the 2006 Sandoz Collaboration, we expanded the geographic markets covered by the 2003 Sandoz Collaboration related to M-Enoxaparin to include the European Union and further agreed to exclusively collaborate on the development and commercialization of three other follow-on and complex generic products for sale in specified regions of the world.  Each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions.

Since our inception, we have incurred annual net losses. As of September 30, 2007, we had an accumulated deficit of $180.1 million.  We expect to incur substantial and increasing losses for the next several years as we develop our product candidates, expand our research and development activities and prepare for the commercial launch of our product candidates. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

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

The biotechnology and pharmaceutical industries in which we compete are undergoing, and are expected to continue to undergo, rapid and significant technological change. We expect competition to intensify as technological advances are made or new biotechnology products are introduced. To become and remain profitable, we must succeed in rapidly developing and commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities for which we are only in the preliminary stages: developing drugs; obtaining regulatory approval for them; and manufacturing, marketing and selling them. We have invested a significant portion of our time, financial resources and collaboration efforts in the development of our most advanced product candidate, M-Enoxaparin. Our successful development and commercialization of M-Enoxaparin, in collaboration with Sandoz, depends on several factors, including: using our technology to successfully demonstrate to the FDA that M-Enoxaparin is therapeutically equivalent to Lovenox; meeting any other FDA requirements for marketing approval; successfully manufacturing

M-Enoxaparin in a consistent, cost-effective and reproducible manner and at a commercial scale; achieving a favorable outcome in any patent litigation with Sanofi-Aventis relating to enoxaparin, or a third party achieving a favorable outcome in the pending patent litigation with Sanofi-Aventis; and achieving market acceptance of M-Enoxaparin in the medical community and with third-party payors.  Our success will also be impacted by the FDA’s approval of other companies’ generic versions of Lovenox.

Asset Purchase

On April 20, 2007, we entered into an asset purchase agreement, or the Purchase Agreement, with Parivid, LLC, or Parivid, a provider of data integration and analysis services to us, and S. Raguram, the principal owner and Chief Technology Officer of Parivid, pursuant to which we acquired certain of the assets and assumed certain specified liabilities of Parivid related to the acquired assets, for $2.5 million in cash paid at closing and up to $11.0 million in additional payments if certain milestones are achieved that will be paid in a combination of cash and/or stock.

The contingent milestone payments to include (i) potential cash payments of no more than $2.0 million if certain milestones are achieved within two years from the date of the Purchase Agreement and (ii) the issuance of up to $9.0 million of our common stock to Parivid if certain other milestones are achieved within fifteen years of the date of the Purchase Agreement.  In addition, upon the completion and satisfaction of those milestones that trigger the issuance of shares of our common stock, we granted Parivid certain registration rights under the Securities Act of 1933, as amended, with respect to such shares.  We also entered into an employment agreement with S. Raguram pursuant to the terms of the Purchase Agreement.

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

Recent Developments

Assignment of Sublease

In July 2007, we evaluated our space needs and determined that additional office and laboratory space, which had been leased in September 2006 pursuant to a Sublease Agreement (the “Sublease”) dated September, 2006 by and between us and Archemix Corp., as sublandlord (“Archemix”), but not yet occupied, was in excess of our present requirements. Accordingly, in October 2007, we executed an agreement with Alnylam Pharmaceuticals, Inc. (“Alnylam”) pursuant to which Alnylam agreed to assume our rights and obligations under the Sublease.

Under the terms of the Sublease, we subleased from Archemix approximately 22,300 rentable square feet in Cambridge, Massachusetts which we intended to use for office and laboratory space. The initial term of the Sublease was to expire on April 30, 2011 with an option to extend for an additional 48 month period, subject to certain termination rights granted to Archemix and to us. Commencing on March 10, 2007, we began paying annual fixed rent of approximately $1.1 million, plus operating expenses. In connection with the execution of the Sublease, we issued a letter of credit in favor of Archemix in the amount of $2.9 million.

Under the agreement with Alnylam, Alnylam has agreed to pay us approximately $4.4 million (the “Purchase Price”) to offset certain rent payments and fees paid by us to architects, contractors, brokers and other vendors engaged to build out the space. In consideration for the Purchase Price, Alnylam will assume all of our rights and obligations under a construction contract, an architect agreement and various permits and approvals. Alnylam shall also receive, among other things, architectural drawings, construction plans and specifications, equipment and furniture. The effect of this transaction will be a reduction in our property and equipment of approximately $3.7 million and a recovery of operating expenses of approximately $0.7 million. In addition, upon the cancellation of the letter of credit, $2.9 million will be to be reclassified from restricted cash to cash and cash equivalents.

FDA Letter Regarding M-Enoxaparin ANDA

On November 5, 2007, Sandoz received a letter from the FDA stating that the syringe ANDA for M-Enoxaparin is not approvable. The FDA’s action letter indicated that the ANDA for M-Enoxaparin was not approvable in its current form because the ANDA does not adequately address the potential for immunogenicity of the drug product. The FDA recommended in its letter that we and Sandoz meet with the Office of Generic Drugs to determine what additional information should be provided to adequately address this concern. We are working together with Sandoz to identify the additional information that is necessary to obtain approval of M-Enoxaparin.

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales and are uncertain whether or not we will generate any revenue from the sale of products over the next several years. We have recognized, in the aggregate, $49.9 million of revenue from our inception through September 30, 2007. This revenue was derived entirely from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration.  We will seek to generate revenue from a combination of research and development payments, profit sharing payments, milestone payments and royalties in connection with our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and similar future collaborative or strategic relationships. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development and other payments received under our collaborative or strategic relationships, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

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

The FDA is currently reviewing both M-Enoxaparin ANDAs, including our manufacturing data and technology and characterization methodology. In parallel, and in collaboration with Sandoz, we are focused on activities related to supporting the FDA’s review of the ANDAs and preparing for the commercialization of M-Enoxaparin, if and when approved, by advancing manufacturing, supply chain, and sales and marketing objectives. On November 5, 2007, Sandoz received a letter from the FDA stating that the syringe ANDA for M-Enoxaparin is not approvable. The FDA’s action letter indicated that the ANDA for M-Enoxaparin was not approvable in its current form because the ANDA does not adequately address the potential for immunogenicity of the drug product. The FDA recommended in its letter that we and Sandoz meet with the Office of Generic Drugs to determine what additional information should be provided to adequately address this concern. We are working together with Sandoz identify the the additional information that is necessary to obtain approval of M-Enoxaparin.

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

In July 2006, we filed our Investigational New Drug Application, or IND, with the FDA for our M118 intravenous injection formulation, and in October 2006 began Phase I clinical trials to evaluate its human safety, tolerability and pharmacokinetic profile. In

October 2007, we began a Phase IIa clinical trial to evaluate the feasibility of utilizing M118 intravenous injection formulation as an anticoagulant in patients with stable coronary artery disease undergoing percutaneous coronary intervention. In April 2007, we filed our IND for our M118 subcutaneous formulation, and in May 2007 began Phase I clinical trials to evaluate its human safety, tolerability and pharmacokinetic profile.

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

Glycoproteins

Our glycoprotein program is focused on extending our technology for the analysis of complex sugars to the analysis of glycoproteins.  The goal of the program is to facilitate the development of follow-on versions of major marketed glycoprotein drugs.  In addition, we believe we can assist pharmaceutical and biotechnology companies in developing improved versions of their branded glycoprotein products by analyzing and modifying the sugar structures contained in those products.

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

M-Dalteparin

M-Dalteparin is targeted to be a technology-enabled generic version of Fragmin®, a LMWH product.  Fragmin is indicated for the prevention of DVT and selected indications in ACS.  In September 2005, Eisai Inc., a U.S. pharmaceutical subsidiary of Eisai Co. Ltd., obtained U.S. promotion rights to Fragmin from Pfizer Inc.  Fragmin is marketed by Pfizer in Europe and by Kissei Pharmaceutical Co., Ltd. in Japan.  Through our technology, we believe we have the ability to analyze Fragmin and develop a generic product that can be demonstrated to be therapeutically equivalent to Fragmin.  Our M-Dalteparin program has been put on hold in light of other more commercially attractive opportunities.

Discovery Program

We are also applying our analytical capabilities to drug discovery.  Our discovery program is focused on the role that complex sugars play in biological systems, including regulating the development and progression of disease. Our initial focus is in the area of cancer, where we are seeking to discover sugar sequences with anti-cancer properties for development as therapeutics, and we are advancing an oncology product candidate that is in the discovery phase. Sugars play a part in the conversion of normal cells into cancerous cells, the regulation of tumor growth and tumor invasion and metastasis. We believe that our technology can provide us with a better understanding of the role of sugars in disease, enabling us to discover novel sugar therapeutics, as well as to discover new disease mechanisms that can be targeted with other small molecule and biologic drugs.

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

Results of Operations

Three Months Ended September 30, 2007 and 2006

Revenue

Revenues for the three months ended September 30, 2007 and 2006 were $5.1 million and $4.1 million, respectively.  Revenues for the three months ended September 30, 2007 consist of (i) amounts earned by us under our 2003 Sandoz Collaboration for reimbursement of research and development services, reimbursement of development costs and amortization of the initial payment received, and (ii) amounts earned by us under our 2006 Sandoz Collaboration for amortization of the equity premium, reimbursement of research and development services and reimbursement of development costs.  Revenues for the three months ended September 30, 2006 consist of amounts earned by us for reimbursement of research and development services, reimbursement of development costs and amortization of the initial payment received under our 2003 Sandoz Collaboration.  The increase in revenues is a result of the increase in reimbursable development costs and the amortization of the equity premium related to the 2006 Sandoz Collaboration.

Research and Development

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the three months ended September 30, 2007 and 2006:

	(in thousands)
Research and Development Program	2007	2006
Development programs	$18,371	$9,077
Discovery programs	1,151	1,167
Other research	25	440

Total research and development expense	$19,547	$10,684

Research and development expense for the three months ended September 30, 2007 was $19.5 million compared to $10.7 million during the three months ended September 30, 2006.  The increase of $8.8 million from 2006 to 2007 resulted primarily from an increase of $3.7 million in manufacturing costs and research conducted by third parties, $2.7 million in clinical trial costs and $2.2 million in personnel and related costs due to increased headcount.

The increase in expenditures on our development programs of $9.3 million was primarily related to increases in the expenses of our M356, M118, M-Enoxaparin and glycoprotein programs. Our M356 program manufacturing and research costs have increased as we advance the program. M118 clinical costs have increased as we have progressed from preclinical to Phase 1 studies. M-Enoxaparin manufacturing costs have increased as we prepare for commercial launch. Our glycoprotein program expenditures have increased as we devote additional headcount resources to facilitate the development of follow-on versions of glycoprotein drugs.

The discovery program expenditures include a decrease of approximately $0.5 million due to the termination of the drug delivery program in late 2006, offset by increased disease biology program expenditures of approximately $0.5 million representing additional resources dedicated to applying our analytical capabilities to drug discovery.

The decrease in other research expense of $0.4 million was primarily due to a decrease in headcount and headcount related costs relating to general technology development and support activities as resources are allocated to development programs.

General and Administrative

General and administrative expense for the three months ended September 30, 2007 was $6.3 million compared to $7.2 million during the three months ended September 30, 2006.  The decrease of $0.9 million was primarily due to a decrease of $1.0 million in professional fees due to a reduction in legal activities.

Interest Income and Expense

Interest income of $2.0 million for the three months ended September 30, 2007 was consistent with the $2.0 million in interest income for the three months ended September 30, 2006, as the average investment balances were comparable period to period.  Interest expense of $0.2 million for the three months ended September 30, 2007 was unchanged compared to the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 and 2006

Revenue

Revenues for the nine months ended September 30, 2007 and 2006 were $11.6 million and $12.0 million, respectively.  Revenues for the nine months ended September 30, 2007 consist of (i) amounts earned by us under our 2003 Sandoz Collaboration for reimbursement of research and development services, reimbursement of development costs and amortization of the initial payment received and (ii) amounts earned by us under our 2006 Sandoz Collaboration for amortization of the equity premium, reimbursement of research and development services and reimbursement of development costs.  Revenues for the nine months ended September 30, 2006 consist of amounts earned by us for reimbursement of research and development services, reimbursement of development costs and amortization of the initial payment received under our 2003 Sandoz Collaboration. The decrease in revenues is a result of the decrease in reimbursable development activities for M-Enoxaparin.  As we prepare for the launch of M-Enoxaparin, development activities are decreasing while commercial activities are increasing.

Research and Development

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the nine months ended September 30, 2007 and 2006:

	(in thousands)
Research and Development Program	2007	2006
Development programs	$46,958	$28,564
Discovery programs	3,170	3,971
Other research	179	1,065

Total research and development expense	$50,307	$33,600

Research and development expense for the nine months ended September 30, 2007 was $50.3 million compared to $33.6 million during the nine months ended September 30, 2006. The increase of $16.7 million from 2006 to 2007 principally resulted from an increase of $5.3 million in manufacturing and research provided by third parties due to increased expenditures for our M356 and M118 programs, $5.3 million in personnel and related costs due to increased headcount, $3.8 million in clinical trial costs for our M118 program, $1.6 million in facilities costs and a $0.7 million in-process research and development charge related to the Parivid asset purchase.

The increase in expenditures on our development programs of $18.4 million was primarily related to the expenses of our M356, M118 and glycoprotein programs. Our M356 program manufacturing and research costs have increased as we advance the program. M118 clinical costs have increased as we have progressed from preclinical to Phase 1 studies. Our glycoprotein program expenditures have increased as we devote additional headcount resources to facilitate the development of follow-on versions of glycoprotein drugs.

The decrease in our discovery program expenditures of $0.8 million was the result of decreased drug delivery program expenditures of $2.0 million due to the termination of the program in late 2006, offset by increased disease biology program expenditures of $1.2 million representing additional resources dedicated to applying our analytical capabilities to drug discovery.

The decrease in other research expense of $0.9 million was primarily due to a decrease in headcount and headcount related costs relating to general technology development and support activities as resources are allocated to development programs.

General and Administrative

General and administrative expense for the nine months ended September 30, 2007 was $22.0 million compared to $19.3 million during the nine months ended September 30, 2006. The increase of $2.7 million was primarily due to an increase of $1.3 million in personnel and related costs due to increased headcount and $1.7 million in stock-based compensation, offset by a decrease of $0.3 million in professional fees due to a reduction in legal activities.

Interest Income and Expense

Interest income increased to approximately $6.7 million for the nine months ended September 30, 2007 from approximately $5.3 million for the nine months ended September 30, 2006, primarily due to higher average investment balances as a result of the proceeds from issuance of common stock to Novartis Pharma AG in September 2006.  Interest expense increased to approximately $0.6 million for the nine months ended September 30, 2007 from approximately $0.3 million for the nine months ended September 30, 2006, due to additional amounts drawn from our equipment line of credit during 2006 and 2007.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities, payments from our 2003 Sandoz Collaboration and borrowings from our lines of credit and capital lease obligations.

At September 30, 2007, we had $141.3 million in cash, cash equivalents and marketable securities.  In addition, we held $4.7 million in restricted cash that serves as collateral for letters of credit related to our facility leases. During the nine months ended September 30, 2007 and 2006, our operating activities used $47.2 million and $13.9 million, respectively.  The use of cash for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.  Our net losses have increased year over year as we increase our headcount and continue to develop our product candidates.  For the nine months ended September 30, 2007, our net loss adjusted for non-cash items was $46.5 million.  In addition, the net change in our operating assets and liabilities used $0.7 million and resulted from: an increase in accounts receivable of $1.5 million due to timing of cash receipts from our sole customer; a decrease in deferred revenue of $0.7 million representing amortization of the $13.6 million equity investment premium paid by Novartis in connection with the 2006 Sandoz Collaboration; an increase in prepaid expenses and other current assets of $0.5 million related to payments made to vendors in advance of M118 clinical trial activities; and a net increase in accounts payable and accrued expenses of $1.7 million resulting from increased manufacturing and research costs for our programs.

For the nine months ended September 30, 2006, our net loss adjusted for non-cash items was $27.2 million.  In addition, the net change in our operating assets and liabilities provided $13.3 million, primarily due to an increase in deferred revenue of $13.4 million relating to the equity investment premium paid by Novartis.

Investing activities for the nine months ended September 30, 2007 provided $40.4 million while investing activities for the nine months ended September 30, 2006 used $6.0 million. In the first nine months of 2007, we used $195.2 million of cash to purchase marketable securities and had $246.3 million in maturities of marketable securities.  In the first nine months of 2006, we used $141.1 million of cash to purchase marketable securities and had $141.9 million in maturities of marketable securities.  In the first nine months of 2007 and 2006, we used $8.2 million and $6.8 million, respectively, to purchase equipment and leasehold improvements.  In the first nine months of 2007, we paid $2.5 million in connection with entering into the Purchase Agreement with Parivid.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $2.8 million. We had borrowings of $3.9 million on an equipment lease agreement entered into in 2005 and received proceeds of $0.7 million from stock option exercises and purchases of common shares through our Employee Stock Purchase Plan. These proceeds were offset by principal payments of $1.4 million on our line of credit and lease agreement obligations and $0.4 million on financed leasehold improvements related to our corporate facility.  Net cash provided by financing activities for the nine months ended September 30, 2006 was $66.2 million. We received net proceeds of $74.9 million from the sale of 4,708,679 shares of common stock to Novartis Pharma AG, of which $13.5 million was included in deferred revenue in our consolidated balance sheet as of September 30, 2006.  Additionally, we had borrowings of $1.5 million on an equipment lease agreement entered into in 2005, received $3.2 million in financing from our landlord for leasehold improvements related to our corporate facility, and received proceeds of $1.1 million from stock option exercises and purchases of common shares through our Employee Stock Purchase Plan, offset by principal payments of $0.9 million on our line of credit and lease agreement obligations and payments of $0.1 million on financed leasehold improvements.

We anticipate that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least 2008.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations, short and long-term line of credit obligations and capital and operating lease obligations.  Except for obligations related to the Sublease, which were assigned pursuant to the October 31, 2007 agreement disclosed in footnote 8 to the financial statements, the disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed since we filed that report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, accrued expenses and certain equity instruments. Prior to the initial public offering of our stock, we also evaluated our estimates and judgments regarding the fair valuation assigned to our common stock. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue

We record revenue on an accrual basis as it is earned and when amounts are considered collectible.  Payments received in advance of performance obligations or in cases where we have a continuing obligation to perform services are deferred and recognized over the performance period.  When we are required to defer revenue, the period over which such revenue is recognized is based on estimates by management and may change over the course of the performance period.  At the inception of a collaboration agreement, we estimate the term of our performance obligation based on our development plans and our estimate of the regulatory review period.  The development plans generally include designing a manufacturing process to make the drug product, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale and related development of intellectual property.  Each reporting period we reassess our remaining performance obligations under the applicable collaboration arrangement by considering the time period over which any remaining development and related services to be provided prior to obtaining regulatory approval are expected to be completed.  Changes in our estimate could occur due to changes in our development plans or due to changes in regulatory or legal requirements.  We have deferred upfront payments of $0.6 million and $13.6 million in connection with our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, respectively.  Such upfront payments are being recognized over our estimated period of performance obligation, which is approximately four and a half and six years, respectively, from the applicable collaboration inception date.  During the three months ended June 30, 2007, we revised our original estimate of the development period under the 2003 Sandoz Collaboration agreement due to a change in the projected timing of certain activities required for the completion of the FDA’s review of the ANDA for M-Enoxaparin.  The change in estimate did not have a material impact on the Company’s net loss or net loss per share for the three and nine months ended September 30, 2007.

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

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share Based Payment, or SFAS 123R, effective January 1, 2006 under the modified prospective transition method. SFAS 123R requires the recognition of the fair value of stock-based compensation expense in our operations, and accordingly the adoption of SFAS No. 123R fair value method has had and will continue to have a significant impact on our results of operations, although it will have no impact on our overall financial position. Option valuation models require the input of highly subjective assumptions, including stock price volatility and expected term of an option. Changes in market price directly affect volatility and could cause future stock-based compensation expense to vary significantly in future reporting periods.  The compensation cost for stock options and our Employee Stock Purchase Plan that has been incurred during the three and nine months ended September 30, 2007 is $1.7 million and $5.1 million, respectively.  At September 30, 2007, the total unrecognized compensation cost related to non-vested stock options was $14.3 million. The cost is expected to be recognized over a weighted average period of 2.6 years.

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

The value of our restricted stock awards is recognized as compensation cost in our consolidated statement of operations over each award’s explicit or implicit service periods.  We estimate an award’s implicit service period based on our best estimate of the period over which an award’s vesting conditions will be achieved.  We reevaluate these estimates on a quarterly basis and will recognize any remaining unrecognized compensation as of the date of an estimate revision over the revised remaining implicit service period.  In June 2007, the Company revised the implicit service period for certain performance-based restricted stock awards due to a change in the expected vesting date.  As a result of this change in estimate, the Company’s net loss for the nine months ended September 30, 2007 was $1.4 million less than had the estimate remained unchanged.  The impact of this change in estimate on the Company’s net loss per share was not material.  At September 30, 2007, the total unrecognized compensation cost related to non-vested restricted stock awards was $6.0 million.  The costs are expected to be recognized over a weighted-average period of 1.5 years.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. While our cash and investment balances have increased as a result of our initial and follow-on public offerings, we have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.     Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following discussion includes five revised risk factors (“If we fail to obtain approval for and commercialize our most advanced product candidate, M-Enoxaparin, we may have to curtall our product development programs and our business would be materially harmed,” “Patent litigation with Sanoft-Aventis, the innovator of Lovenox, may cause delays and additional expense in the commercialization of M-Enoxaparin. If we are not successful in commercializing M-Enoxaparin or are significantly delayed in doing so, our business would be materially harmed, which could include without limitation the curtailment of our other development programs,” “We will need to develop or acquire additional technologies as part of our efforts to analyze the chemical composition of complex mixtures other than heparins,” “If we are not able to obtain regulatory approval for commercial sale of our generic product  candidates as therapeutic equivalents to their corresponding reference listed drugs, including M-Enoxaparin, our future results of operations will be adversely affected,” and “Our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration are important to our business. If Sandoz fails to adequately perform under either collaboration, or we or Sandoz terminate all or a portion of either collaboration, the development and commercialization of some of our drug candidates, including injectable enoxaparin, would be delayed or terminated and our business would be adversely affected.”) that reflect developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

Risks Relating to Our Business

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in May 2001. At September 30, 2007, our accumulated deficit was approximately $180.1 million. We have not generated revenues from the sale of any products to date. We expect that our annual operating losses will increase over the next several years as we expand our drug commercialization, development and discovery efforts. To become profitable, we must successfully develop, and obtain regulatory approval for, our existing drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

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

In accordance with our 2003 Sandoz Collaboration, Sandoz submitted an ANDA to the FDA on August 29, 2005 seeking approval to market M-Enoxaparin in the United States. FDA approval of an ANDA is required before marketing of a generic equivalent of a drug previously approved under an NDA. On November 5, 2007, Sandoz received a letter from the FDA stating that the syringe ANDA for M-Enoxaparin is not approvable.  The FDA recommended in its letter that we and Sandoz meet with the Office of Generic Drugs to determine what additional information should be provided to adequately address this concern.  If we are unable to satisfactorily demonstrate therapeutic equivalence, if the FDA disagrees with our characterization approach or does not agree that M-Enoxaparin is equivalent to Lovenox, if we fail to resolve questions raised in the FDA’s correspondence regarding the M-Enoxaparin ANDA or if we otherwise fail to meet FDA requirements for the ANDA (including but not limited to manufacturing and bioequivalence requirements) or obtain FDA approval for, and successfully commercialize, M-Enoxaparin, we may never realize revenue from this product and we may have to curtail our other product development programs. As a result, our business would be materially harmed.

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

Currently, Sanofi-Aventis has two listed patents for Lovenox in the Orange Book, U.S. Patent No. 5,389,618, or the ‘618 Patent, and Reissue Patent No. 38,743, or the RE ‘743 Patent.  Sanofi-Aventis has reported that the claims of the ‘618 Patent are identical or substantially identical to the corresponding claims of the RE ‘743 Patent.  According to Sanofi-Aventis, by operation of law, the ‘618 Patent ceases to exist and has been replaced by the RE ‘743 Patent.  According to the Orange Book, the RE ‘743 Patent expires February 14, 2012.

Sanofi-Aventis has brought lawsuits for patent infringement; one against Amphastar Pharmaceuticals, Inc. and Teva Pharmaceuticals USA, Inc., and two separate patent infringement lawsuits against Sandoz.

Amphastar/Teva Patent Infringement Lawsuit

In September 2003, prior to issuance of the RE ‘743 Patent, Sanofi-Aventis announced that it received individual notices from Amphastar and Teva indicating that each had submitted with the FDA its own ANDA with a paragraph IV certification for enoxaparin.  Sanofi-Aventis sued Amphastar and Teva for patent infringement, and in response Amphastar and Teva asserted claims of non-infringement, invalidity and/or unenforceability of the ‘618 Patent, as well as various counterclaims, and sought related declaratory judgment relief against Sanofi-Aventis.   In September 2005, Amphastar and Teva each subsequently amended its own ANDA to include a second paragraph IV certification for the RE ‘743 Patent.

In June 2005, the District Court granted summary judgment in the Amphastar/Teva case, finding that the RE ‘743 Patent was unenforceable due to Aventis’ inequitable conduct before the United States Patent and Trademark Office, or USPTO.  Thereafter, Sanofi-Aventis appealed the decision to the U.S. Court of Appeals for the Federal Circuit, or the Court of Appeals.  On April 10, 2006, the Court of Appeals determined that, although there were no issues of material fact with respect to the materiality of certain information withheld from the USPTO, there remained genuine issues of material fact regarding the intent to deceive the USPTO.  Accordingly, the Court of Appeals reversed the District Court’s ruling and remanded the case to the District Court for further proceedings consistent with the Court of Appeals’ decision.  The District Court held a bench trial in December 2006 focused only on inequitable conduct.  In February 2007, the District Court ruled in favor of Amphastar and Teva holding both the ‘618 Patent and the RE ‘743 Patent unenforceable by virtue of inequitable conduct before the USPTO.  Sanofi-Aventis appealed this ruling and the appeal is currently pending.  If Sanofi-Aventis is successful in its appeal, all other remaining issues regarding invalidity, non-infringement and unenforceability could be subsequently tried by the District Court.

Sandoz Patent Infringement Lawsuit

In August 2005, Sandoz filed an ANDA with the FDA to obtain approval for the commercial manufacture, use and sale of the syringe formulation of enoxaparin.  In 2006, Sandoz amended its ANDA by filing with the FDA a paragraph IV certification, stating, among other things, that the ‘618 Patent and RE ‘743 Patent are invalid and unenforceable.  Sanofi-Aventis brought a patent infringement suit against Sandoz in August 2006.  In response to Sanofi-Aventis’ lawsuit, Sandoz has moved for summary judgment of unenforceability of the ‘618 Patent and RE ‘743 Patent based upon the District Court decision in the Amphastar/Teva case, and the District Court has stayed the case against Sandoz until March 2008.

In December 2006, Sandoz filed an ANDA with the FDA to obtain approval for the commercial manufacture, use and sale of the vial formulation of enoxaparin and included a paragraph IV certification, stating, among other things, that the ‘618 Patent and RE ‘743 Patent are invalid and unenforceable.  Sanofi-Aventis brought a patent infringement suit against Sandoz in September 2007.  Sandoz has moved to dismiss the suit based upon the District Court decision in the Amphastar/Teva case, and the District Court has stayed the case against Sandoz until March 2008.

Continuing litigation could delay or prevent the introduction of M-Enoxaparin and Sanofi-Aventis’ efforts to litigate against potential generic challengers to enforce its intellectual property related to Lovenox may not be limited to enforcement of the RE ‘743 Patent.  Pharmaceutical companies also frequently sue generic challengers over potential infringement of patents that are not listed in the Orange Book.  Presently, we are not aware of any litigation relating to non-Orange Book patents, but it is possible that Sanofi-Aventis will initiate such litigation against us, Sandoz, Teva, Amphastar, or others in the future.  If Sanofi-Aventis were to initiate litigation relating to a non-Orange Book patents, this litigation could significantly delay, impair or prevent our ability to commercialize M-Enoxaparin and our business would be materially harmed.

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

Generic pharmaceutical products are sold through various channels, including retail, mail order, and to hospitals through group purchasing organizations, or GPOs. As enoxaparin is primarily a hospital-based product, we expect to derive a large percentage of our future revenue for M-Enoxaparin through contracts with GPOs. Currently, a relatively small number of GPOs control a substantial portion of generic pharmaceutical sales to hospital customers. In order to establish and maintain contracts with these GPOs, we believe that we, in collaboration with Sandoz, will need to maintain adequate drug supplies, remain price competitive, comply with FDA regulations and provide high-quality products. The GPOs with whom we hope to establish contracts may also have relationships with our competitors and may decide to contract for or otherwise prefer products other than ours, limiting access of M-Enoxaparin to certain hospital segments. Our sales could also be negatively affected by any rebates, discounts or fees that are required by our customers, including the GPOs, wholesalers, distributors, retail chains or mail order services, to gain and retain market acceptance for our products. We anticipate that M356 will be primarily distributed through retail channels and mail order services. If we are unable to establish and maintain arrangements with all of these customers, future sales of our products, including M-Enoxaparin and M356, our revenues and our profits would suffer.

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

As of September 30, 2007, we had cash, cash equivalents and marketable securities totaling $141.3 million. For the nine months ended September 30, 2007, we had a net loss of $54.6 million and used cash in operating activities of $47.2 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our drug candidates, as well as funds necessary to manufacture and market any products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

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

We may acquire or make investments in companies or technologies that could have an adverse effect on our business, results of operations and financial condition or cash flows.

We may in the future acquire or invest in companies, products and technologies. Such transactions involve a number of risks, including:

•                  we may find that the acquired company or assets does not further our business strategy, or that we overpaid for the company or assets, or that economic conditions change, all of which may generate a future impairment charge;

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

Risks Relating to Development and Regulatory Approval

If we are not able to obtain regulatory approval for commercial sale of our generic product candidates as therapeutic equivalents to their corresponding reference listed drugs, including M-Enoxaparin, our future results of operations will be adversely affected.

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

Determination of therapeutic equivalence of our generic versions of complex drugs to the reference listed drugs will be based on our demonstration of chemical equivalence to the respective reference listed drugs. The FDA may not agree that we have adequately characterized our products or that our products and their respective branded drugs are chemical equivalents. The FDA may require additional information, including, for example, animal or human testing, to determine therapeutic equivalence and that any inactive ingredients or impurities do not compromise the product’s safety and efficacy. Provision of sufficient information for approval may prove difficult, time consuming and expensive. We must also demonstrate the adequacy of our methods, controls and facilities used in the manufacture of the product, including that they meet current good manufacturing practices, or cGMP. We cannot predict whether any of our generic product candidates will receive FDA approval.

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

•                                our preclinical studies or clinical trials may produce negative or inconclusive results, and we may be required to conduct additional preclinical studies or clinical trials or we may abandon projects that we previously expected to be promising;

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

The results from preclinical testing of a development candidate may not predict the results that will be obtained in human clinical trials.   If we are required to conduct additional clinical trials or other testing of M118 or our product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other tests, or if the results of these trials are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for our drug candidates or we may not be able to obtain marketing approval at all.  Our product development costs will also increase if we experience delays in testing or approvals.  Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products.  If any of these events occur, our business will be materially harmed.

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

Obtaining reimbursement approval for a product from each government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement. There is substantial uncertainty whether any particular payor will reimburse the use of any drug product incorporating new technology. Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or comparable authority. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other products or services, and may reflect budgetary constraints and/or imperfections in Medicare, Medicaid or other data used to calculate these rates. Net prices for products may be reduced by mandatory discounts or rebates required by government health care programs or by any future relaxation of laws that restrict imports of certain medical products from countries where they may be sold at lower prices than in the United States.

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

•                       submitting Citizen Petitions to request the FDA Commissioner to take administrative action with respect to prospective and submitted generic drug applications;

•                       seeking changes to the United States Pharmacopeia, an industry recognized compilation of drug standards;

•                       pursuing new patents for existing products or processes which could extend patent protection for a number of years or otherwise delay the launch of generic drugs; and

•                       attaching special patent extension amendments to unrelated federal legislation.

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

Further, some manufacturers of branded products have engaged in state-by-state initiatives to enact legislation that restricts the substitution of some branded drugs with generic drugs. If these efforts to delay or block competition are successful, we may be unable to sell our generic products, which could have a material adverse effect on our sales and profitability.

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

Our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 39.8% of our outstanding common stock as of September 30, 2007. As a result, these stockholders, if acting together, may have the ability to determine the outcome of or influence matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

The stock market in general and the market prices for securities of biotechnology companies in particular have experienced extreme volatility that often have been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock has been, and is likely to continue to be, volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•                       failure to obtain FDA approval for the M-Enoxaparin ANDA or other adverse FDA decisions relating to M-Enoxaparin, including the FDA requiring clinical trials as a condition to M-Enoxaparin approval;

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

•                       failure to demonstrate therapeutic equivalence with respect to our technology-enabled generic product candidates;

•                       failure to demonstrate and safety and efficacy for our novel development product candidates;

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

Item 6.    Exhibits.

10.1#	Restricted Stock Agreement between the Registrant and Richard P. Shea dated August 15, 2007.

10.2	Purchase Agreement between Alnylam Pharmaceuticals, Inc. and the Company dated October 31, 2007.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: November 8, 2007
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2007

	By:	/s/ Richard P. Shea
Richard P. Shea, Chief Financial Officer
(Principal Financial and Accounting Officer)