Form 10-Q/A
period 2007-09-30
MOMENTA PHARMACEUTICALS INC
filed 2007-11-13
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-50797

Momenta Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3561634
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

675 West Kendall Street, Cambridge, MA	02142
(Address of Principal Executive Offices)	(Zip Code)

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

Yes: ☒	No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐	No: ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of November 5, 2007:

Class	Number of Shares
Common Stock $0.0001 par value	36,469,811

Explanatory Note

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, which was filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2007 (the “Original Filing”), is being filed to amend Exhibit 32.1 by correcting the date referenced in such exhibit to September 30, 2007 from June 30, 2007.  This Amendment No. 1 does not reflect the restatement of any previously reported financial statements or, except as noted above, change any other disclosures.  This Amendment No. 1 continues to speak as of the date of the Original Filing and, except for the amendment of Exhibit 32.1, this Amendment No. 1 does not update the disclosure contained in the Original Filing to reflect events that have occurred since the date of the Original Filing.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the filing of the Original Filing.

Part II. - Other Information

Item 6.    Exhibits.

10.1#*	Restricted Stock Agreement between the Registrant and Richard P. Shea dated August 15, 2007.
10.2*	Purchase Agreement between Alnylam Pharmaceuticals, Inc. and the Company dated October 31, 2007.
31.1*	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.3**	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.4**	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350.

#                             Management contract or compensatory plan or arrangement.

*                             Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, which was filed with the Securities and Exchange Commission on November 8, 2007.

**                      Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.

Dated: November 13, 2007	By:	/s/ Craig A. Wheeler
Craig A. Wheeler
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2007	By:	/s/ Richard P. Shea
Richard P. Shea
Chief Financial Officer
(Principal Financial and Accounting Officer)