Form 10-K
period 2007-12-31
MOMENTA PHARMACEUTICALS INC
filed 2008-03-10
CIK 1235010

Use these links to rapidly review the document
TABLE OF CONTENTS
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting shares of Common Stock held by non-affiliates of the registrant on June 29, 2007, based on $10.08 per share, the last reported sale price of the shares of Common Stock on the Nasdaq Global Market on that date, was $216,699,235.

         The number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 2008:

Class	Number of Shares
Common Stock, $0.0001 par value	36,759,169

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the information required by Part III of Form 10-K will appear in the registrant's definitive Proxy Statement on Schedule 14A for the 2008 Annual Meeting of Stockholders and are hereby incorporated by reference into this report.

PART I

Item 1.    BUSINESS

The Company

        Momenta is a biotechnology company with a product pipeline of both novel and complex generic drugs. This pipeline is derived from our proprietary, innovative technology platform for the detailed structural analysis of complex mixture drugs. We use this platform to study the structure (thorough characterization of chemical components), structure-process (design and control of manufacturing process), and structure-activity (relating structure to biological and clinical activity) of complex mixture drugs. The development product candidates and research programs from our generic and novel portfolios are outlined below.

Momenta Pharmaceuticals—Product and R&D Pipeline

	Complex Mixture Generic Drugs	Novel Drugs
Development Product Candidates	M-Enoxaparin (Generic Lovenox®) M356 (Generic Copaxone®) M178, M249 (Generic Protein Drugs)	M118 (Anitcoagulant)
Research Programs	Follow-on Biologics (FOBs)	Oncology

  Complex Mixture Generics Portfolio

        Our complex generics effort is focused on building a thorough understanding of the structure and structure-process of complex mixture drugs to develop generic versions of marketed products. We utilize a similar development approach across all of our product candidates. Our first objective is to apply our core analytical technology to thoroughly characterize the marketed product by defining its chemical composition. Using this information, we then build an extensive understanding of the structure-process relationship to design and control our manufacturing process to reproducibly manufacture the product. Our goal is to obtain FDA approval for and commercialize generic or follow-on versions of complex mixture products, thereby providing high quality, safe, and affordable medicines to patients in need.

        Our most advanced product candidate, M-Enoxaparin, is designed to be a technology-enabled generic version of Lovenox (enoxaparin sodium injection), a low molecular weight heparin, or LMWH, used to prevent and treat deep vein thrombosis, or DVT, and to support the treatment of acute coronary syndromes, or ACS. This drug is a complex mixture of polysaccharide chains derived from naturally sourced heparin. Our second major generic product candidate is M356, a technology-enabled generic version of Copaxone (glatiramer acetate injection), a drug that is indicated for the reduction of the frequency of relapses in patients with Relapse-Remitting Multiple Sclerosis, or RRMS. Copaxone consists of a complex mixture of polypeptide chains. With M356, we have extended our core characterization capabilities from the characterization of complex polysaccharide mixtures to include the characterization of complex polypeptide mixtures.

        Our next two product candidates, M178 and M249, and our ongoing research program are focused on developing generic or follow-on versions of marketed therapeutic proteins. All therapeutic proteins are derived from natural or cell based manufacturing sources that create complex mixtures. With this effort, we are further extending our core characterization and manufacturing capabilities to additionally include the characterization of complex glycoprotein products.

  Novel Drugs Portfolio

        Our novel drug research and development efforts leverage our analytical technology platform and structure-process knowledge to study the structure-activity of complex mixtures and develop novel drugs. With our capabilities to thoroughly characterize complex mixtures, we are targeting our efforts to understand the relationship between structure and the biological and therapeutic activity of various complex mixture drugs. Our goal is to capitalize on the structural diversity and multi-targeting potential of these complex mixtures to engineer novel drugs that we believe will meet key unmet medical needs in various diseases. While we believe that our capabilities to engineer improved and novel complex mixture drugs can be applied across several product categories with significant therapeutic potential (i.e., polysaccharides, polypeptides and glycoproteins), our initial focus has been in the area of complex polysaccharide mixtures.

        Our lead novel drug candidate, M118, is a LMWH that has been engineered to possess what we believe will be an improved therapeutic profile (compared with other currently marketed products) to support the treatment of ACS. Within our research program, we are seeking to discover and develop novel therapeutics by applying our technology to better understand the function of these polysaccharide mixtures in biological processes, with an initial focus in oncology.

  Company Background

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

Our Technology

        Our integrated technology platform for the study of complex mixtures utilizes three different types of analytical tools. First, we have accumulated a comprehensive library of enzymes that we use to break down the components of a complex mixture into smaller, measurable units. Second, we apply proprietary improvements to established analytical techniques (such as Matrix Assisted Laser

Desorption Ionization-Mass Spectrometry, or MALDI-MS, nuclear magnetic resonance, or NMR, and capillary electrophoresis, or CE, among others), to gather and analyze information regarding the components, structure and arrangement of the chemical building blocks of the complex mixture. Third, we apply proprietary mathematical methods that integrate the disparate information obtained from these analytical techniques to arrive at a specific, numerically-derived solution that describes the complete composition of a specific complex mixture. It is the combination of these tools that enables us to characterize complex polysaccharide, polypeptide and glycoprotein mixtures.

        While a similar integrated analytical approach is applied across different product categories, we develop a unique characterization toolkit for each specific complex mixture. Once the chemical components of the complex mixture are known (structure), we (1) further employ these methods and data sets in the design and control of our manufacturing process (structure-process) to produce generic versions of marketed drugs, and (2) relate structure to biological and clinical activity (structure-activity) to engineer novel drugs which meet key unmet medical needs in various diseases.

Product Candidates

M-Enoxaparin

        Our most advanced product candidate, M-Enoxaparin, is designed to be a generic version of Lovenox. Lovenox is a widely-prescribed LMWH used for the prevention and treatment of DVT and to support the treatment of ACS. Lovenox is distributed worldwide by Sanofi-Aventis and is also known outside the United States as Clexane® and Klexane®.

Description of Our Program

        Lovenox is a heterogeneous mixture of complex sugar chains that, in our view, prior to the application of our technology, had not been adequately analyzed. The length and sequence of the sugar chains vary, resulting in a diversity of chemical structures in the mixture. The current description in the package insert of Lovenox includes molecular weight distribution and in vitro measurements of Lovenox's ability to inhibit blood clotting factors Xa and IIa, or its anti-Xa and anti-IIa activity. While molecular weight distribution provides a rough measure of the range of chain lengths, it provides no information about detailed sequences or chemical structures contained in Lovenox. Similarly, the in vitro measures of anti-Xa and anti-IIa activity describe certain aspects of anticoagulation but only partly define the biological and clinical activity of Lovenox. According to Sanofi-Aventis, only 15% to 25% of the chains in LMWHs contain sequences that bind to the factor that is responsible for anti-Xa and anti-IIa activity.

        FDA regulations and guidelines require that a generic version of a product that was approved under a New Drug Application, or NDA, must be pharmaceutically equivalent to the branded drug product upon which the generic application is based. Generic drugs are considered pharmaceutically equivalent to their branded counterparts if, among other things, they have the same active ingredient(s), dosage form, route of administration and strength (or concentration). For a drug to be interchangeable with the branded product, it must be therapeutically equivalent, meaning that it is pharmaceutically equivalent and bioequivalent. Bioequivalent means that it has the same rate and extent of absorption as the innovator product. A therapeutically equivalent product is deemed to have the same clinical effect and safety profile as the innovator product. Our ability to apply our technology to sequence and analyze complex mixtures has allowed us to analyze Lovenox and develop a process to make M-Enoxaparin a generic version of Lovenox, which we believe will demonstrate the same active ingredients, dosage form, route of administration and strength, which are essential to satisfying the FDA's requirements for therapeutic equivalence.

        In 2003, we formed a collaboration, the 2003 Sandoz Collaboration, with Sandoz N.V. and Sandoz Inc., together referred to as Sandoz, affiliates of Novartis AG, to exclusively develop,

manufacture and commercialize M-Enoxaparin in the U.S. In July 2006, we entered into a Stock Purchase Agreement and an Investor Rights Agreement with Novartis Pharma AG, and in June 2007, we and Sandoz AG executed a definitive collaboration and license agreement, or the Definitive Agreement, pursuant to which we expanded the geographic markets covered by the 2003 Sandoz Collaboration related to M-Enoxaparin to include the European Union and further agreed to exclusively collaborate on the development and commercialization of three other follow-on and complex generic products for sale in specified regions of the world. We refer to this series of agreements collectively as the 2006 Sandoz Collaboration.

Potential Commercial Market

        Sanofi-Aventis reported worldwide sales of Lovenox of approximately $3.6 billion in 2007, with approximately $2.2 billion coming from the United States market. Several analysts project that Lovenox will remain a leading LMWH product, with estimated annual sales nearing or exceeding $4.0 billion in 2010.

Regulatory Matters

        In accordance with our 2003 Sandoz Collaboration, Sandoz submitted abbreviated new drug appliations, or ANDAs, in its name to the FDA for M-Enoxaparin in syringe and vial forms seeking approval to market M-Enoxaparin in the United States. Both ANDAs currently include a Paragraph IV certification stating that Sanofi-Aventis' patents listed in the Orange Book for Lovenox are, among other things, invalid and unenforceable. The FDA is currently reviewing the M-Enoxaparin ANDAs, including our manufacturing data and technology and characterization methodology. In November 2007, Sandoz received a letter from the FDA indicating that the ANDA for M-Enoxaparin syringe formulation was not approvable in its current form because the ANDA does not adequately address the potential for immunogenicity of the drug product. We and Sandoz are working together to address the FDA's questions and determine the information necessary to obtain approval of M-Enoxaparin. To date, the FDA has not requested human clinical studies to address the issue of immunogenicity, and, based on discussions to date with the FDA, we do not believe that such human clinical studies will be required to obtain approval of the M-Enoxaparin ANDA. However, there can be no assurances that the FDA will not require such studies in the future. We and Sandoz are working together to prepare for the commercialization of M-Enoxaparin, if and when approved, by advancing manufacturing, supply chain, and sales and marketing objectives. However, we cannot predict the timing of any potential approval of the M-Enoxaparin ANDA by the FDA.

        Under the Hatch-Waxman Act, the first applicant to submit an ANDA for review by the FDA that includes a paragraph IV certification may be eligible to receive a 180-day period of generic market exclusivity. Both Amphastar Pharmaceuticals, Inc., or Amphastar, and Teva Pharmaceuticals USA, Inc., or Teva, submitted ANDAs containing paragraph IV certifications prior to the submission of the first Sandoz ANDA for M-Enoxaparin. However, there may be uncertainty as to whether only Teva or Amphastar or both of Teva and Amphastar would have rights to the 180-day exclusivity period. Therefore, if one or both of their ANDAs are approved by the FDA, one or both of them may receive market exclusivity for 180 days, which, assuming that the M-Enoxaparin ANDA receives FDA approval, would potentially delay the commercial launch of M-Enoxaparin. Because the Teva and Amphastar ANDAs were filed prior to December 8, 2003, this 180-day exclusivity period would commence upon the earlier of (i) a final decision of a court from which no appeal (other than a petition to the Supreme Court for a writ of certiorari) has been or can be taken or (ii) first commercial market of the product by the holder of the exclusivity period. Under other circumstances, the start of the exclusivity period may be delayed or may not be triggered and we may be delayed or prevented from commercially launching our M-Enoxaparin product.

Legal Matters

        Currently, Sanofi-Aventis has two listed patents for Lovenox in the FDA's listing of approved drug products, the Orange Book. They are U.S. Patent No. 5,389,618, or the '618 Patent, and its counter-part, Reissue Patent No. 38,743, or the '743 Reissue Patent. Sanofi-Aventis has brought lawsuits for patent infringement: one against Amphastar and Teva, and a second, separate patent infringement lawsuit against Sandoz.

  Amphastar/Teva Patent Infringement Lawsuit

        In September 2003, prior to issuance of the '743 Reissue Patent, Sanofi-Aventis announced that it had received individual notices from Amphastar and Teva indicating that each had submitted its own ANDA for enoxaparin with a paragraph IV certification. Sanofi-Aventis sued Amphastar and Teva for patent infringement and in response Amphastar and Teva asserted claims of non-infringement, invalidity and/or unenforceability of the '618 Patent, as well as various counterclaims, and sought related declaratory judgment relief against Sanofi-Aventis. In September 2005, after issuance of the '743 Reissue Patent, Amphastar and Teva each subsequently amended their own ANDA to include a second paragraph IV certification for the '743 Reissue Patent.

        In June 2005, the District Court granted summary judgment in the Amphastar/Teva case finding that both the '618 Patent and the '743 Reissue Patent were unenforceable due to Aventis' inequitable conduct before the United States Patent and Trademark Office, or USPTO. In April 2006, the Court of Appeals determined that, although there were no issues of material fact with respect to the materiality of certain information withheld from the USPTO, there remained genuine issues of material fact regarding the intent to deceive the USPTO. Accordingly, the Court of Appeals reversed the District Court's ruling and remanded the case to the District Court for further proceedings consistent with the Court of Appeals' decision. The District Court held a bench trial in December 2006 focused only on inequitable conduct and in February 2007 the District Court ruled in favor of Amphastar and Teva holding both the '618 Patent and the '743 Reissue Patent unenforceable by virtue of inequitable conduct before the USPTO. Sanofi-Aventis appealed this ruling and oral arguments were presented before the Court of Appeals in January 2008. If Sanofi-Aventis is successful in its appeal, all other remaining issues regarding invalidity, non-infringement and unenforceability could be subsequently tried by the District Court, if necessary. If Sanofi-Aventis is not successful, the '618 Patent and the '743 Reissue Patent will continue to be unenforceable.

  Sandoz Patent Infringement Lawsuit

        In response to the Paragraph IV certification contained in the ANDAs for M-Enoxaparin, Sanofi-Aventis brought patent infringement suits against Sandoz. Sandoz has moved for summary judgment finding unenforceability of the '618 Patent and '743 Reissue Patent in the patent suit related to the syringe ANDA and a motion to dismiss in the patent suit related to the vial ANDA. The District Court has stayed both cases against Sandoz until on or about April 4, 2008.

        Neither Teva nor Amphastar are currently marketing a generic version of enoxaparin in the United States, nor can they market such product in the United States unless the FDA approves Amphastar's or Teva's respective ANDA filings.

M118

        M118 is a novel anticoagulant that was rationally designed with the goal of providing improved clinical anticoagulant properties when used to support the treatment of patients diagnosed with ACS and stable angina. We believe that M118 has the potential to provide baseline anticoagulant therapy for patients with ACS or stable angina who require a coronary intervention, as well as those ACS patients who are medically managed, or do not require intervention in order to treat their condition. M118 is designed to be a reversible and monitorable anticoagulant that can be administered intravenously or subcutaneously, and has a pharmacokinetic profile similar to a LMWH. We believe that the properties of M118 have the potential to provide greater flexibility than other therapies presently used to treat patients diagnosed with ACS and stable angina.

        ACS includes several diseases ranging from unstable angina, which is characterized by chest pain at rest, to acute myocardial infarction, or heart attack, which is caused by a complete blockage of a coronary artery. While some patients are initially medically managed with anti-clotting agents such as unfractionated heparin, or UFH, or LMWH, an increasing proportion of ACS patients are proceeding to early intervention with procedures such as angioplasty or coronary artery bypass grafting, or CABG. Both angioplasty and CABG require anticoagulant therapy to prevent clot formation during and immediately following the procedure. UFH is currently the foundation anti-clotting agent used in both angioplasty and CABG. No LMWHs are currently approved for use in either angioplasty or CABG. M118 is designed to be a LMWH that could be used in multiple settings, including initial medical management, angioplasty or CABG.

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

  •
  Reversibility.  Animal and human study results also suggest that the anti-clotting effects of M118 are reversible by administering protamine sulfate, the standard drug used to reverse anticoagulant activity. Other existing LMWHs are not fully reversible with protamine.

  •
  Ability to monitor.  Due to the presence of certain saccharide sequences in M118, we believe the anti-clotting activity of M118 can be monitored by standard, point-of-care laboratory tests that detect the presence of factor IIa, or thrombin. These assays, which include activated clotting time, or ACT, are routinely used during interventional procedures. Currently, existing marketed LMWHs cannot be monitored efficiently with routine laboratory tests.

Potential Commercial Market

        The anticoagulant/antithrombotic market in which M118 will compete generated greater than $4 billion in worldwide sales in 2007.

Regulatory Matters

        In July 2006, we filed an Investigational New Drug Application, or IND, with the FDA for our M118 intravenous injection product and in October 2006 began Phase 1 clinical trials to evaluate its human safety, tolerability and pharmacokinetic profile. In October 2007, we began a Phase 2a clinical trial to evaluate the feasibility of utilizing M118 intravenous injection formulation as an anticoagulant in patients with stable coronary artery disease undergoing percutaneous coronary intervention.

        In March 2007, we filed an IND for our M118 subcutaneous product, and in May 2007 began Phase 1 clinical trials to evaluate its human safety, tolerability and pharmacokinetic profile.

        We are not currently able to estimate the timing of commercialization of M118. Based on analysis of Phase 1 data, M118 has demonstrated anticoagulant activity in a dose-dependent manner that is monitorable with a rapid point-of-care assay, ACT, is reversible with protamine sulfate and can be concomitantly administered with other agents typically utilized to treat ACS, including aspirin, thienopyridines, and glycoprotein IIb/IIIa inhibitors. We expect the Phase 2 study to provide important information about the ability to use M118 as a procedural anticoagulant. Our Phase 2b studies will explore the use of M118 in patients diagnosed with ACS who are either managed medically or proceed to early intervention via percutaneous coronary intervention, or PCI.

M356

        M356 is targeted to be a generic version of Copaxone (glatiramer acetate injection), a drug consisting of a complex mixture of polypeptide chains. Copaxone is indicated for the reduction of the frequency of relapses in patients with RRMS. Multiple sclerosis is a chronic disease of the central nervous system characterized by inflammation and neurodegeneration. Copaxone and several interferon beta products are among the leading products marketed for treating multiple sclerosis.

Description of Our Program

        Under our 2006 Sandoz Collaboration, we and Sandoz agreed to jointly develop, manufacture and commercialize M356. Given its structure as a mixture of polypeptide chains of various lengths and sequences, there are significant technical challenges involved in thoroughly characterizing Copaxone and in manufacturing an equivalent version. We believe our technology can be applied to characterize glatiramer acetate and to develop a generic product that has the same active ingredients as Copaxone.

Potential Commercial Market

        In North America, Copaxone is marketed through Teva Neuroscience LLC, a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd., and distributed by Sanofi-Aventis. Teva and Sanofi-Aventis have an additional collaborative arrangement for the marketing of Copaxone in Europe and other markets, under which Copaxone is either co-promoted with Teva or is marketed solely by Sanofi-Aventis. Teva reported worldwide sales of Copaxone of approximately $1.7 billion in 2007, with approximately $1.1 billion from the U.S. market. Several analysts project that annual worldwide sales of Copaxone will exceed $2.0 billion in 2009.

Regulatory Matters

        Copaxone was approved under the FDA's NDA regulations.

Legal Matters

        Teva has listed six patents in the Orange Book for Copaxone, all of which expire in May 2014.

Glycoproteins

        Glycoproteins are proteins to which sugar molecules are attached. Examples of glycoprotein drugs are erythropoietin, blood clotting factors and interferon beta. We are applying our technology to the development of generic or biosimilar glycoprotein drugs. We believe that this technology can further be used in assisting pharmaceutical and biotechnology companies in developing improved and next-generation versions of their branded products by analyzing and modifying the sugar structures contained in the branded products, and can also be used to engineer novel complex mixture drugs.

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

Potential Commercial Market

        Biologics represent a sizable segment of the U.S. drug industry, with sales expected to exceed $60 billion by 2010. Most of these products are glycoprotein drugs, which contain branched sugars that vary from molecule to molecule. These sugars can impart specific biological properties to the glycoprotein drug and can often comprise a significant portion of the mass of the molecule. Given the inadequacies of standard technology, many of these glycoproteins have not been thoroughly characterized.

Regulatory Matters

        Many glycoprotein drugs are complex mixture drugs that have been approved by the FDA under the Biologic License Application, or BLA, regulatory pathway. The BLA pathway was created to review and approve applications for biologic drugs that are typically produced from living systems. Presently, there is no abbreviated regulatory pathway for the approval of generic or biosimilar versions of BLA-approved products in the United States; however, there are emerging guidelines for biosimilar products in the EU. We believe that scientific progress in the analysis and characterization of complex mixture drugs is likely to play a significant role in the creation of an appropriate U.S. regulatory pathway in the future.

Discovery Program

        Our discovery program is focused on the role that complex sugars play in biological systems, including regulating the development and progression of disease. Our initial focus is in the area of cancer, a disease characterized by unregulated cell growth, where we are seeking to discover sugar sequences with anti-cancer properties for development as therapeutics. We are evaluating an oncology product candidate that is in the advanced discovery phase. Sugars play a part in the conversion of normal cells into cancerous cells, the regulation of tumor growth and tumor invasion and metastasis. We believe that our technology can provide us with a better understanding of the role of sugars in disease, enabling us to discover novel sugar therapeutics, as well as to discover new disease mechanisms that can be targeted with other small molecule and biologic drugs.

        Research and development expenses consist of costs incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, license fees, consulting fees, contract research and manufacturing, and the costs of laboratory equipment and facilities. Research and development expense for 2007 was $69.9 million, compared with $46.9 million in 2006 and $23.7 million in 2005.

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

        Under this collaboration, Sandoz makes certain payments to us. As mutually agreed, we provide, and Sandoz pays us for internal expenses incurred in scientific, technical and/or management work. Sandoz is also responsible for funding substantially all of the other ongoing development and commercialization costs and legal expenses incurred with respect to injectable enoxaparin, subject to termination rights upon reaching agreed upon limits. In addition, Sandoz will, in the event there are no third party competitors marketing a Lovenox-Equivalent Product, as defined in the agreement, provide to us a share of the profits from M-Enoxaparin. Alternatively, if there are one or more third party competitors marketing a Lovenox-Equivalent Product, Sandoz will either pay a royalty to us based on net sales of M-Enoxaparin or pay a combination of royalty payments and a share of profits, depending on certain circumstances. In addition, if certain milestones are achieved with respect to injectable enoxaparin under certain circumstances, Sandoz may also make milestone payments to us which would reach $55.0 million if all such milestones are achieved. In all of these scenarios, a portion of the development expenses and certain legal expenses which have exceeded a specified amount will be offset against the profit-sharing amounts, the royalties and the milestone payments. Sandoz may also offset a portion of any product liability costs and certain other expenses arising from patent litigation against the profit-sharing amounts, the royalties and the milestone payments.

        The collaboration is governed by a joint steering committee and a joint project team, each consisting of an equal number of Sandoz and Momenta representatives. Most decisions must be made unanimously, with Sandoz collectively having one vote and us having one vote. Sandoz has sole authority to make decisions with respect to any litigation claiming that the manufacture, use or sale of the injectable enoxaparin product infringes any patents listed in the Orange Book for Lovenox. In addition, Sandoz has the sole authority to determine whether or not to launch M-Enoxaparin prior to receipt of final legal clearance from any such infringement claims, as well as determine the price at which it will sell M-Enoxaparin. Sandoz has filed paragraph IV certifications in its ANDAs for both syringe and vial forms of M-Enoxaparin.

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

        Pursuant to the terms of the Stock Purchase Agreement, we sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 for an aggregate purchase price of $75.0 million. This resulted in a paid premium of $13.6 million as the closing price of our common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement. We recognize revenue from the $13.6 million paid premium on a straight-line basis over the estimated development period of approximately six years beginning in June 2007. Under the 2006 Sandoz Collaboration, each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions. We have agreed to provide development and related services on a commercially reasonable best-efforts basis, which includes developing a manufacturing process to make the products, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale, and related development of intellectual property. We have the right to participate in a joint steering committee, which is responsible for overseeing development, legal and commercial activities and approves the annual collaboration plan. Sandoz AG is responsible for commercialization activities and will exclusively distribute and market the products.

        Costs, including development costs and the cost of clinical studies, will be borne by the parties in varying proportions, depending on the type of expense and the related product. All commercialization responsibilities and costs will be borne by Sandoz. Under the 2006 Sandoz Collaboration, we are paid at cost for any external costs incurred in the development of products where development activities are funded solely by Sandoz AG, or partly in proportion where development costs are shared between us and Sandoz AG. We are also paid for full-time equivalent employees performing development services where development activities are funded solely by Sandoz AG, or partly by proportion where development costs are shared between us and Sandoz AG. The parties will share profits in varying proportions, depending on the product. We are eligible to receive up to $188.0 million in milestone payments if all milestones are achieved for the four product candidates. None of these payments, once received, are refundable and there are no general rights of return in the arrangement. Sandoz AG has agreed to indemnify us for various claims, and a certain portion of such costs may be offset against certain future payments received by us.

        The term of the Definitive Agreement extends throughout the development and commercialization of the products until the last sale of the products, unless earlier terminated by either party pursuant to the provisions of the Definitive Agreement. The Definitive Agreement may be terminated if either party breaches the Definitive Agreement or files for bankruptcy. In addition, the following termination rights apply to some of the products, on a product-by-product basis: (i) if clinical trials are required, (ii) at Sandoz' convenience within a certain time period, (iii) if the parties agree, or the relevant regulatory authority states in writing, that our intellectual property does not contribute to product approval, (iv) if Sandoz decides to permanently cease development and commercialization of a product or (v) by either party with respect to certain products if, following a change of control of the other party, such other party fails to perform its material obligation with respect to such product.

        In addition, through the period ending July 24, 2011, we and Sandoz may negotiate additional collaboration agreements with respect to certain products, including expanded territories for certain products already part of the collaboration. If we and Sandoz do not execute a definitive agreement within a specified time frame, we are permitted to enter into a transaction for such opportunity with a third party, provided that the terms which we give to that third party can be no less favorable, taken as a whole, to us than the terms last offered to Sandoz. If we do not enter into a transaction with a third party in a specified time frame, then the negotiations between us and Sandoz with respect to such product will start again, with the corresponding rights and obligations if the parties do not execute a definitive agreement within the specified time frame.

        Pursuant to the terms of the Investor Rights Agreement, we granted to Novartis Pharma AG certain registration rights and inspection rights, and Novartis Pharma AG agreed until the earliest of (i) the termination of the Definitive Agreement, (ii) the Termination Date (as defined in the Investor Rights Agreement) and (iii) 24 months from September 6, 2006, not to acquire any of our voting securities (other than an acquisition resulting in Novartis Pharma AG and its affiliates beneficially owning less than 13.5% of our total outstanding voting securities), make any public proposal for any merger, other business combination or other extraordinary transaction involving us, our securities or material assets or seek to control or influence our management, Board of Directors or policies, in each case subject to specified exceptions described in the Investor Rights Agreement. Specifically, Novartis Pharma AG is entitled to "piggyback" and demand registration rights under the Securities Act of 1933, as amended, with respect to the shares of common stock purchased under the Stock Purchase Agreement.

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

        In exchange for the licenses granted in the two agreements, we have paid M.I.T. license issue fees and we pay annual license and maintenance fees ranging, in the aggregate, from $82,500 to $157,500. We are also required to pay M.I.T. royalties on certain products and services covered by the licenses and sold by us or our affiliates or sublicensees, a percentage of certain other income received by us from corporate partners and sublicensees, and certain patent prosecution and maintenance costs. We recorded $82,500, $487,500 and $82,500 as expenses related to these agreements in the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Regents of the University of California through the Ernest Orlando Lawrence Berkeley National Laboratory

        In November 2002, we entered into an agreement with The Regents of the University of California through the Ernest Orlando Lawrence Berkeley National Laboratory, or Lawrence Berkeley National Lab, under which we exclusively licensed certain patents and patent applications covering the metabolic synthesis of sugars and glycoconjugates. Subject to typical retained rights of Lawrence Berkeley National Lab and the United States government, we were granted an exclusive license, with the right to grant sublicenses, for the synthesis, production or modification of sugars and glycoconjugates in or on biological molecules for purposes of researching, developing and commercializing products, services and processes for all human therapeutic applications, excluding the sale of research reagents.

        In connection with this agreement, we paid certain license fees and minimum royalties and recorded $30,000, $30,000 and $130,000 as research and development expense in the years ended December 31, 2007, 2006 and 2005, respectively. License fees include $100,000 expensed and paid to Lawrence Berkeley National Lab in 2005 for the election to retain the broader field. The research and development expenses include $30,000, $30,000 and $30,000 in annual minimum royalties that we paid and recorded as expense during the years ended December 31, 2007, 2006 and 2005, respectively.

        On January 23, 2008 we provided notice to Lawrence Berkeley National Lab that we were terminating the agreement pursuant to our option to terminate for any reason upon 180 days notice because we are not utilizing the technology as originally anticipated.

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

        We license or own a patent portfolio of 41 patent families, which presently includes 25 United States patents and 60 United States patent applications as well as foreign counterparts to certain of the United States patents and patent applications. Our patent portfolio includes issued or pending claims covering: methods and technologies for characterizing sugars and other heterogeneous mixtures; the use of certain naturally occurring heparinases, heparinase variants and other enzymes which specifically recognize polysaccharides in the characterization of sugars; methods and technologies for synthesis of sugars; the composition of matter of certain novel LMWHs, including M118, and heparinase variants; methods to produce and identify sugars associated with glycoproteins; methods to analyze and monitor glycoprotein profiles for purposes associated with the diagnosis, staging, prognosis and monitoring of cancer; and methods for the in vivo non-invasive delivery of sugars.

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

Asset Purchase

        In April 2007, we entered into an asset purchase agreement, or the Purchase Agreement, with Parivid, LLC, or Parivid, a provider of data integration and analysis services to us, and S. Raguram, the principal owner and Chief Technology Officer of Parivid. Pursuant to the Purchase Agreement, we acquired certain of the assets and assumed certain specified liabilities of Parivid related to the acquired assets for $2.5 million in cash paid at closing and up to $11.0 million in additional payments, payable in a combination of cash and/or stock, if certain milestones are achieved.

        The contingent milestone payments include (i) potential cash payments of no more than $2.0 million if certain milestones are achieved within two years from the date of the Purchase Agreement and (ii) the issuance of up to $9.0 million of our common stock to Parivid if certain other milestones are achieved within fifteen years of the date of the Purchase Agreement. In addition, upon the completion and satisfaction of those milestones that trigger the issuance of shares of our common stock, we granted Parivid certain registration rights under the Securities Act of 1933, as amended, with respect to such shares. We also entered into an employment agreement with S. Raguram pursuant to the terms of the Purchase Agreement.

        As part of our acquisition of assets from Parivid, two previous collaboration agreements we had in place with Parivid were terminated. S. Raguram is the brother of Ram Sasisekharan, a member of our Board of Directors. Ram Sasisekharan received no consideration in connection with the execution of the Purchase Agreement. We recorded $0.2 million, $1.0 million and $0.7 million as research and development expense related to work performed by Parivid in the years ended December 31, 2007, 2006 and 2005, respectively.

Manufacturing

        We do not own facilities for manufacturing any products. Although we intend to rely on contract manufacturers, we have personnel with experience in manufacturing, as well as process development, analytical development, quality assurance and quality control. Under the 2003 Sandoz Collaboration and the 2006 Sandoz Collaboration, Sandoz is responsible for commercialization of the products covered by those agreements.

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

        The starting material for manufacture of both M118 and M-Enoxaparin is UFH. In early 2008, due to the occurrence of adverse events, including deaths, associated with the use of UFH, there have been recalls of UFH products in both the United States and Germany. Based on its investigation, the FDA identified a heparin-like contaminant in the implicated UFH products and recommended that manufacturers and suppliers of UFH use a CE and NMR test to screen their UFH active pharmaceutical ingredient. As a result of these UFH product recalls and potential future recalls, the U.S. government may decide to place restrictions on the import of raw materials, including UFH, which could make it difficult for us to obtain our starting material, could increase costs significantly or make these materials unavailable.

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

Competition

        The development and commercialization of pharmaceutical products is highly competitive. In the event that we were to receive approval for, market and sell M-Enoxaparin, we would face competition from Sanofi-Aventis, the company currently marketing Lovenox, and from other firms if they receive marketing approval for generic versions of Lovenox. Sanofi-Aventis may also choose to market a generic version of Lovenox itself or through an authorized third-party distributor. While there are no generic versions of Lovenox approved by the FDA to date, ANDAs have been submitted to the FDA by Amphastar and Teva, and other ANDAs or other regulatory applications may have been submitted or will be submitted in the future.

        In addition, other anticoagulants used in the treatment of DVT and ACS will compete with our M-Enoxaparin product, should it be approved by the FDA. These competitive products include GlaxoSmithKline's factor Xa inhibitor, Arixtra®, which is approved in multiple DVT indications and ACS, and other LMWH products. We are also aware of other anticoagulant drugs in development for the treatment of DVT, including next-generation LMWHs and several factor Xa inhibitors that are in clinical trials. These include AVE5026 and idrabiotaparinux which are being developed by Sanofi-Aventis, rivaroxaban which is being developed by Bayer AG, and dabigatran etexilate which is being developed by Boehringer Ingelheim.

        Our M118 product is targeted to support treatment of patients with ACS. Potential competitive products to this product include: the Medicines Company's direct thrombin inhibitor, Angiomax®, which is approved for use in angioplasty; GlaxoSmithKline's Arixtra, which recently received an approvable letter to treat patients with UA/NSTEMI and STEMI in ACS; and various other LMWH and unfractionated heparin products.

        There are other anticoagulant drugs in development for ACS, including next-generation LMWHs and several factor Xa inhibitors and synthetic factor Xa and factor IIa inhibitors, which are in clinical trials. M118 also faces competition from products other than heparins, such as anti-platelet and direct thrombin inhibitors which may be used in the treatment of ACS.

        In the field of complex mixtures, there are several competitors seeking to provide additional characterization or create biosimilar, generic, and/or improved versions of marketed complex products. GlycoFi, a wholly-owned subsidiary of Merck & Co., Inc., possesses selected analytical and engineering capabilities for complex sugars which could be applied to creating biosimilar, generic, or improved versions of complex protein-based products containing sugars. Companies such as Barr Pharmaceuticals, Inc., Teva, Sandoz, BioGenerix AG, Stada Arzneimittel, Cangene Corporation and GeneMedix Ltd., a wholly-owned subsidiary of Reliance Life Sciences, also have disclosed intentions to develop and commercialize generic and/or improved versions of marketed protein products in the U.S. or Europe. Most of these companies have experience with manufacturing complex protein products or with commercializing generic products. There has been substantial growth in recent years in the number of generic companies looking to develop biosimilar or generic versions of protein-based products. Biotechnology and pharmaceutical companies also continue to invest significantly in better understanding their own products or creating improved versions of marketed products.

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

        The field of glycobiology generally is a growing field with increased competition. However, the capabilities of the field can generally be segmented into those companies using sugars as therapeutics, companies focused on engineering or modifying sugars, including pegylation technologies, and companies focused on analytics. Among those in analytics, we are not aware of others that have similar capabilities for detailed chemical characterization of complex sugars. Procognia Limited's technology is largely focused on analyzing proteins and their glycosylation. In addition, many major pharmaceutical and biotechnology companies such as Amgen and Biogen Idec Inc. have successfully improved products through sugar modification. Potential competitors with broad glycobiology capabilities include Neose Technologies, Inc., Keryx Pharmaceuticals and Pro-Pharmaceuticals, Inc. as well as many private, start-up pharmaceutical organizations. Many of these companies are focused on providing services to pharmaceutical companies rather than focused on drug discovery and product development.

Regulatory and Legal Matters

        Government authorities in the United States, at the federal, state and local level, the European Union, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing and exporting and importing of products such as those we are developing.

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

        Clinical trials involve the administration of the investigational product to human subjects or patients in accordance with specific protocols and under the supervision of qualified investigators. Each clinical trial protocol must be submitted to the FDA as part of the IND, and an IRB at each site where the study is conducted must also approve the study. Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase 1 trials usually involve the initial introduction of the investigational drug into humans to evaluate the product's safety, dosage tolerance and pharmacokinetics, pharmacodynamics. If feasible, Phase 1 studies also attempt to detect any early indication of a drug's potential effectiveness. Phase 2 trials usually involve controlled trials in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks and evaluate the preliminary efficacy of the drug for specific indications. Phase 3 trials usually test a specific hypothesis to evaluate clinical efficacy and test further for safety in an expanded patient population. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. Furthermore, the FDA or a sponsor may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

        Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the chemistry, manufacture and control of the product, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product's identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product's continued safety, purity and potency. The FDA may refuse to accept and review insufficiently complete applications.

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

ANDA Process

        FDA approval is required before a generic equivalent of an existing brand name drug can be marketed. Such approval for products is typically obtained by submitting an ANDA to the FDA and demonstrating therapeutic equivalence. However, it is within the FDA's regulatory discretion to determine the kind and amount of evidence required to approve a product for marketing. Although the FDA has accepted ANDAs for generic versions of Lovenox for review, the FDA could determine that therapeutic equivalence cannot be shown for M-Enoxaparin and require instead that an NDA be submitted for approval. An ANDA may be submitted for a drug on the basis that it is the same as a previously approved branded drug, also known as a reference listed drug. Specifically, the generic drug that is the subject of the ANDA must have the same active ingredient(s), route of administration, dosage form, and strength, as well as the same labeling, with certain exceptions, and the labeling must prescribe conditions of use that have been previously approved for the listed drug. If the generic drug product has a different route of administration, dosage form, or strength, the FDA must grant a suitability petition approving the differences(s) from the listed drug before the ANDA may be filed. The ANDA must also contain data and information demonstrating that the generic drug is bioequivalent to the listed drug, or if the application is submitted pursuant to an approved suitability petition, information to show that the listed drug and the generic drug can be expected to have the same therapeutic effect as the listed drug when administered to patients for a proposed condition of use.

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

        In an ANDA submission, determination of the "sameness" of the active ingredients to those in the reference listed drug is based on the demonstration of the chemical equivalence of the components of the generic version to those of the branded product. While the standard for demonstrating chemical equivalence is relatively straightforward for small molecule drugs, it is inherently more difficult to define sameness for the active ingredients of complex drugs. Under the NDA pathway, these types of drugs include such products as heparins and recombinant versions of certain hormones, among others. Due to the limited number of ANDA submissions for generic complex drugs, the FDA has not reached a final position for demonstrating chemical equivalence for many of these products specifically, nor provided broad guidance for achieving "sameness" for complex drugs in general. In many cases, the criteria the FDA may apply are still evolving. Additionally, there is currently no abbreviated approval mechanism for products which are approved under the BLA pathway. Most glycoprotein drugs are approved under the BLA pathway. Although, to our knowledge, the FDA has not provided official guidance on the legal and scientific aspects of follow-on protein regulation, legislation has been proposed in both 2006 and 2007, and we anticipate this issue will be the subject of significant

Congressional debate in the near future, as well as lobbying efforts by both generic and branded pharmaceutical companies.

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

        The timing of final FDA approval of a generic drug for commercial distribution depends on a variety of factors, including whether the applicant challenges any listed patents for the drug and/or its use and whether the manufacturer of the branded product is entitled to one or more statutory exclusivity periods, during which the FDA is prohibited from accepting or approving generic product applications. For example, submission of an ANDA for a drug that was approved under an NDA as a new chemical entity will be blocked for five years after the pioneer's approval, or for four years after approval if the application includes a paragraph IV certification of non-infringement or invalidity against a patent applicable to the branded drug. This does not apply to M-Enoxaparin but may apply to future generic products that we pursue. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block ANDAs from being approved on or after the patent expiration date. For example, a three-year exclusivity period may be granted for new uses or versions of previously approved drugs, if approval of such changes required the sponsor to conduct new clinical studies. In addition, the FDA may extend the exclusivity of a product by six months past the date of patent expiry or other regulatory exclusivity if the manufacturer undertakes studies on the effect of their product in children, a so-called pediatric extension.

Post-Approval Requirements

        After regulatory approval of a product is obtained, we are required to comply with a number of post-approval requirements. For example, as a condition of approval of an NDA or BLA, the FDA may require post-marketing testing and surveillance to monitor the product's safety or efficacy. Proposed legislation, if enacted, could expand our post-approval regulatory obligations, and the cost of complying with such obligations.

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

        If there is a patent listed for the branded drug in the FDA's Orange Book at the time of submission of the ANDA, or at any time before the ANDA is approved, the generic company's ANDA must include one of four types of patent certification with respect to each listed patent. If the applicant seeks approval to market the generic equivalent prior to the expiration of a listed patent, the generic company includes a certification asserting that the patent is invalid, unenforceable and/or not infringed, a so-called "paragraph IV certification." Within 20 days after receiving notice from the FDA that its application is acceptable for review, or immediately if the ANDA has been amended to include a paragraph IV certification after the application was submitted to the FDA, the generic applicant is required to send the patent owner and the holder of the NDA for the brand-name drug notice explaining why it believes that the listed patents in question are invalid, unenforceable or not infringed. If the patent holder commences a patent infringement lawsuit within 45 days of receipt of such notice, the Hatch-Waxman Act provides for an automatic stay on the FDA's ability to grant final approval of the ANDA for the generic product, generally for a period of 30 months. A 30-month stay may be shortened or lengthened by a court order if the district court finds that a party has failed to reasonably cooperate in expediting the action. Moreover, the district court may, before expiration of the stay, issue a preliminary injunction prohibiting the commercial sale of the generic drug until the court rules on the issues of validity, infringement, and enforceability. If the district court finds that the relevant patent is invalid, unenforceable, or not infringed, such ruling terminates the 30-month stay on the date of the judgment. If it is finally determined that the patent is valid, enforceable, and infringed, approval of the ANDA may not be granted prior to the expiration of the patent. In addition, if the challenged patent expires during the 30-month period, the FDA may grant final approval for the generic drug for marketing, if the FDA has determined that the application meets all technical and regulatory requirements for approval and there are no other obstacles to approval.

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

        Under the Hatch-Waxman Act, the first ANDA applicant to have submitted a substantially complete ANDA that includes a paragraph IV certification may be eligible to receive a 180-day period of generic market exclusivity during which the FDA may not approve any other ANDA for the same drug product. However, this exclusivity does not prevent the sponsor of the innovator drug from selling an unbranded "authorized generic" version of its own product during the 180-day exclusivity period. This period of market exclusivity may provide the patent challenger with the opportunity to earn a return on the risks taken and its legal and development costs and to build its market share before other generic competitors can enter the market. Under the Hatch-Waxman law, as amended by the Medicare Modernization Act of 2003, or MMA, there are a number of ways an applicant who has filed an ANDA after the date of the MMA may forfeit its 180-day exclusivity, including if the ANDA is withdrawn or if the applicant fails to market its product within the specified statutory timeframe. In addition, for ANDAs filed after the MMA was enacted, it is possible for more than one ANDA applicant to be eligible for 180-day exclusivity. This occurs when multiple "first" applicants submit substantially complete ANDAs with paragraph IV certifications on the same day.

Follow-on Biologics

        The BLA regulatory pathway was created to review and approve new applications for biologic drugs that are typically produced from living systems. Presently, there is no abbreviated regulatory pathway for the approval of generic or biosimilar versions of BLA-approved products in the United States; however, there are emerging biosimilar guidelines in the EU. We believe that scientific progress in the analysis and characterization of complex mixture drugs is likely to play a significant role in the creation of such a U.S. regulatory pathway in the future.

Foreign Regulation

        In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products when we enter those markets. Whether or not we obtain FDA approval for a product, we must obtain approval of a clinical trial application or product from the applicable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

        Under European Union regulatory systems, we may submit marketing authorizations either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization from one EU member state (the reference member state) may submit an application to the remaining member states. Generally, each member state decides whether to recognize the reference member state's approval in its own country.

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

Employees

        We believe that our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2007, we had 163 employees, including a total of 54 employees who hold M.D. or Ph.D. degrees. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

Item 1A.    RISK FACTORS

        Statements contained or incorporated by reference in this Annual Report on Form 10-K that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, general and administrative expenses, research and development expenses, current and future development and manufacturing efforts, regulatory filings, clinical trial results and the sufficiency of our cash for future operations. Forward-looking statements can be identified by terminology such as "anticipate," "believe," "could," "could increase the likelihood," "hope," "target," "project," "goals," "potential," "predict," "might," "estimate," "expect," "intend," "is planned," "may," "should," "will," "will enable," "would be expected," "look forward," "may provide," "would" or similar terms, variations of such terms or the negative of those terms.

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

        We have incurred significant losses since our inception in May 2001. At December 31, 2007, our accumulated deficit was approximately $194.4 million. We have not generated revenues from the sale of any products to date. We expect that our annual operating losses will increase over the next several years as we expand our drug commercialization, development and discovery efforts. To become profitable, we must successfully develop and obtain regulatory approval for our existing drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

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

        We have invested a significant portion of our time, financial resources and collaboration efforts in the development of our most advanced product candidate, M-Enoxaparin, a technology-enabled generic version of Lovenox. Our near-term ability to generate revenues and our future success, in large part, depends on the successful development and commercialization of M-Enoxaparin.

        In accordance with our 2003 Sandoz Collaboration, Sandoz has submitted ANDAs to the FDA seeking approval to market M-Enoxaparin in the United States. FDA approval of an ANDA is required before marketing of a generic equivalent of a drug previously approved under an NDA. In November 2007, Sandoz received a letter from the FDA stating that the syringe ANDA for M-Enoxaparin is not approvable, because the ANDA did not adequately address the potential for immunogenicity of the drug product. If we are unable to satisfactorily demonstrate therapeutic equivalence, if the FDA disagrees with our characterization approach or does not agree that M-Enoxaparin is equivalent to Lovenox, if we fail to resolve questions raised in FDA's correspondence regarding the M-Enoxaparin ANDA or if we otherwise fail to meet FDA requirements for the ANDA (including but not limited to manufacturing and bioequivalence requirements) or obtain FDA approval for, and successfully commercialize, M-Enoxaparin, we may never realize revenue from this product and we may have to curtail our other product development programs. As a result, our business would be materially harmed.

Patent litigation with Sanofi-Aventis, the innovator of Lovenox, may cause delays and additional expense in the commercialization of M-Enoxaparin. If we are not successful in commercializing M-Enoxaparin or are significantly delayed in doing so, our business would be materially harmed, which could include without limitation the curtailment of our other development programs.

        Companies that produce branded pharmaceutical products for which there are unexpired patents listed in the FDA's listing of approved drug products, the Orange Book, often bring patent infringement litigation against applicants seeking FDA approval to manufacture and market generic forms of the branded products before patent expiration. Litigation against Sandoz, us or others with respect to Lovenox may cause delays and additional expense in the commercialization of M-Enoxaparin.

        Currently, Sanofi-Aventis has two listed patents for Lovenox in the Orange Book, the '618 Patent and the '743 Reissue Patent. Sanofi-Aventis has reported that the claims of the '618 Patent are identical or substantially identical to the corresponding claims of the '743 Reissue Patent. According to Sanofi-Aventis, by operation of law, the '618 Patent ceases to exist and has been replaced by the '743 Reissue Patent. According to the Orange Book, the '743 Reissue Patent expires February 14, 2012.

        Sanofi-Aventis has brought lawsuits for patent infringement; one against Amphastar Pharmaceuticals, Inc. and Teva Pharmaceuticals USA, Inc., and two separate patent infringement lawsuits against Sandoz.

Amphastar/Teva Patent Infringement Lawsuit

        In September 2003, prior to issuance of the '743 Reissue Patent, Sanofi-Aventis announced that it received individual notices from Amphastar and Teva indicating that each had submitted with the FDA its own ANDA for enoxaparin with a paragraph IV certification. Sanofi-Aventis sued Amphastar and Teva for patent infringement, and in response Amphastar and Teva asserted claims of non-infringement, invalidity and/or unenforceability of the '618 Patent, as well as various counterclaims, and sought related declaratory judgment relief against Sanofi-Aventis. In September 2005, after issuance of the '743 Reissue Patent, Amphastar and Teva each subsequently amended its own ANDA to include a second paragraph IV certification for the '743 Reissue Patent.

        In June 2005, the District Court granted summary judgment in the Amphastar/Teva case, finding that both the '618 Patent and the '743 Reissue Patent were unenforceable due to Aventis' inequitable conduct before the United States Patent and Trademark Office, or USPTO. Thereafter, Sanofi-Aventis appealed the decision to the U.S. Court of Appeals for the Federal Circuit, or the Court of Appeals. In April 2006, the Court of Appeals determined that, although there were no issues of material fact with respect to the materiality of certain information withheld from the USPTO, there remained genuine issues of material fact regarding the intent to deceive the USPTO. Accordingly, the Court of Appeals reversed the District Court's ruling and remanded the case to the District Court for further proceedings consistent with the Court of Appeals' decision. The District Court held a bench trial in December 2006 focused only on inequitable conduct and in February 2007 the District Court ruled in favor of Amphastar and Teva holding both the '618 Patent and the '743 Reissue Patent unenforceable by virtue of inequitable conduct before the USPTO. Sanofi-Aventis appealed this ruling and oral arguments were presented before the Court of Appeals in January 2008. If Sanofi-Aventis is successful in its appeal, all other remaining issues regarding invalidity, non-infringement and unenforceability could be subsequently tried by the District Court.

Sandoz Patent Infringement Lawsuit

        In August 2005, Sandoz filed an ANDA with the FDA to obtain approval for the commercial manufacture, use and sale of the syringe formulation of enoxaparin and in 2006 Sandoz amended its ANDA by filing a paragraph IV certification stating, among other things, that the '618 Patent and '743 Reissue Patent are invalid and unenforceable. In response, Sanofi-Aventis brought a patent infringement suit against Sandoz in August 2006. Sandoz has moved for summary judgment finding unenforceability of the '618 Patent and '743 Reissue Patent based upon the decision in the Amphastar/Teva case, and the District Court has stayed the case against Sandoz until on or about April 4, 2008.

        In December 2006, Sandoz filed an ANDA with the FDA to obtain approval for the commercial manufacture, use and sale of the vial formulation of enoxaparin and included a paragraph IV certification, stating, among other things, that the '618 Patent and '743 Reissue Patent are invalid and unenforceable. Sanofi-Aventis brought a patent infringement suit against Sandoz in June 2007. Sandoz has moved to dismiss the suit based upon the decision in the Amphastar/Teva case, and the District Court has stayed the case against Sandoz until on or about April 4, 2008.

        Continuing litigation could delay or prevent the introduction of M-Enoxaparin. Moreover, Sanofi-Aventis' efforts to litigate against potential generic challengers to enforce its intellectual property related to Lovenox may not be limited to enforcement of the '618 Patent and '743 Reissue Patent. Pharmaceutical companies frequently sue generic challengers over potential infringement of patents that are not listed in the Orange Book. Presently, we are not aware of any enoxaparin litigation relating to non-Orange Book patents, but it is possible that Sanofi-Aventis will initiate such litigation against us, Sandoz, Teva, Amphastar, or others in the future. If Sanofi-Aventis were to initiate litigation relating to non-Orange Book patents, this litigation could significantly delay, impair or prevent our ability to commercialize M-Enoxaparin and our business would be materially harmed.

        Under our 2003 Sandoz Collaboration, the decision as to when to begin marketing M-Enoxaparin will be determined jointly by us and Sandoz in most circumstances. However, Sandoz does have sole discretion over the decision as to when to begin marketing M-Enoxaparin under certain circumstances. Sandoz could decide to market M-Enoxaparin prior to final resolution of either the Teva and Amphastar or Sandoz litigation matters, which could result in significant damages, including possibly treble damages, in the event Sanofi-Aventis is successful in either patent litigation case. Although Sandoz has agreed to indemnify us for patent liability damages, Sandoz has the right to offset certain of these liabilities against the profit-sharing amounts, the royalties and the milestone payments otherwise due to us from the marketing of M-Enoxaparin.

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

        In March 2003, Amphastar and Teva each submitted ANDAs for generic versions of Lovenox with the FDA. In addition, other third parties, including without limitation Sanofi-Aventis, may seek approval to market generic versions of Lovenox in the United States. If a competitor obtains FDA approval or obtains licenses from Sanofi-Aventis to market an authorized generic, the resulting financial returns to us would be materially adversely affected. Under these circumstances, we may not gain any competitive advantage and the resulting market price for our M-Enoxaparin product may be lower, our commercial launch may be delayed or we may not be able to launch our product at all. Also, we may never achieve significant market share for M-Enoxaparin if one or more third parties markets generic versions of Lovenox. Under the Hatch-Waxman Act, any developer of a generic drug that is first to have its ANDA accepted for review by the FDA, and whose submission includes a paragraph IV certification, is eligible to receive a 180-day period of generic market exclusivity. Sandoz was not the first applicant to file an enoxaparin ANDA with a paragraph IV certification, so we will be forced to wait until the expiration of Teva and/or Amphastar's exclusivity period before the FDA will be able to finally approve our application. As a result, Teva and/or Amphastar may have the opportunity to establish long term supply agreements with institutional customers before we can enter the market, which would hinder our ability to penetrate the market for generic enoxaparin products.

        The 2003 Sandoz Collaboration contains terms which specify the sharing of commercial returns of M-Enoxaparin between us and Sandoz. Under circumstances when one or more third parties successfully commercialize a generic version of Lovenox, significantly less favorable economic terms would be triggered. Consequently, if other generic versions of Lovenox are approved and commercialized, our revenues for M-Enoxaparin would be reduced and, as a result, our business, including our near-term financial results and our ability to fund future discovery and development programs, would suffer.

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

        The basis for approval of some of our products in current or future development, including M-Enoxaparin and M356, is new technologies that have not previously been formally reviewed or accepted by the FDA or other regulatory authorities. The FDA's review and acceptance of our technologies may take time and resources, require independent third-party analysis or not be accepted by the FDA and other regulatory authorities. For some of our products, the regulatory approval path and requirements may not be clear, which could add significant delay and expense. Delays or failure to obtain regulatory approval of any of the products that we develop would adversely affect our business.

If we are unable to obtain sufficient quantities of raw materials, experience manufacturing difficulties or are unable to manufacture sufficient quantities of our product candidates, including M-Enoxaparin, our development and commercialization efforts may be materially harmed.

        We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend upon third parties to provide raw materials, manufacture the drug substance, produce the final drug product and provide certain analytical services with respect to our product candidates, including M-Enoxaparin. We or our third party contractors may have difficulty meeting FDA manufacturing requirements, including but not limited to, reproducibility, validation and scale-up, and continued compliance with current good manufacturing practices requirements. In addition, we or our third party contractors may have difficulty producing products in the quantities necessary to meet anticipated market demand. If we are unable to satisfy the FDA manufacturing requirements for our product candidates, or are unable to produce our products in sufficient quantities to meet the requirements for the launch of the product or to meet future demand, our revenues and gross margins could be adversely affected.

If the availability of raw materials, including unfractionated heparin, used in our products becomes difficult to obtain, significantly increases in cost or becomes unavailable, we may be unable to produce our products and this would have a material adverse impact on our business.

        We and our partners and vendors obtain certain starting materials, including UFH, from suppliers who in turn source the materials from other countries. In early 2008, due to the occurrence of adverse events, including deaths, associated with the use of UFH, there have been recalls of UFH products in both the United States and Germany. Based on investigation by the FDA into those adverse events, the FDA has identified a heparin-like contaminant in the implicated UFH products and recommended that manufacturers and suppliers of UFH use a CE and NMR test to screen their UFH active pharmaceutical ingredient. The U.S. government may place additional restrictions or testing requirements on the use of raw materials, including UFH, in products intended for sale in the U.S., including our M-Enoxaparin, M118 and other products. The U.S. government could also place restrictions on the import of such raw materials into the United States. As a result, the raw materials, including UFH, used in our products may become difficult to obtain, significantly increase in cost, or become unavailable to us. If any of these events occur, we may be unable to produce our products in sufficient quantities to meet the requirement for the commercial launch of the product or to meet future demand, which would have a material adverse impact on our business.

We will require substantial additional funds to execute our business plan and, if additional capital is not available, we may need to limit, scale back or cease our operations.

        As of December 31, 2007, we had cash, cash equivalents and marketable securities totaling $135.9 million. For the twelve months ended December 31, 2007, we had a net loss of $68.9 million and used cash in operating activities of $56.3 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our drug candidates, as well as funds necessary to manufacture and market any products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

        Our future capital requirements may vary depending on the following:

  •
  the advancement of our generic product candidates and other development programs;

  •
  the timing of FDA approval of the products of our competitors;

  •
  the cost of litigation, including potential patent litigation with Sanofi-Aventis relating to Lovenox that is not otherwise covered by our collaboration agreement, or potential patent litigation with others, as well as any damages, including possibly treble damages, that may be owed to third parties should we be unsuccessful in such litigation;

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

We will need to develop or acquire additional technologies as part of our efforts to analyze the chemical composition of complex mixture drugs.

        In order to adequately analyze other complex mixture drugs, such as glycoproteins, we will need to develop or acquire new technologies. Our inability to develop or acquire and apply these new technologies would impair our ability to develop improved, next-generation or follow-on versions of existing products. Our inability to develop or acquire additional technology for the characterization of complex mixtures could reduce the likelihood of our success developing additional products.

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

  •
  more extensive experience in commercializing generic drugs, conducting preclinical studies, conducting clinical trials, obtaining regulatory approvals, challenging patents and in manufacturing and marketing pharmaceutical products;

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

If we are not able to retain our current management team or attract and retain qualified scientific, technical and business personnel, our business will suffer.

        We are dependent on the members of our management team for our business success. Our employment arrangements with our executive officers are terminable by either party on short notice or no notice. We do not carry life insurance on the lives of any of our personnel. The loss of any of our executive officers would result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and approval of our product candidates. In addition, there is intense competition from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, for human resources, including management, in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful development and commercialization of our product candidates.

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

        We may acquire or invest in companies, products and technologies. Such transactions involve a number of risks, including:

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

  •
  disruption or diversion of management's attention by transition or integration issues and the complexity of managing diverse locations;

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

        Our future results of operations depend to a significant degree on our ability to obtain regulatory approval for and commercialize generic versions of complex drugs, including M-Enoxaparin. We will be required to demonstrate to the satisfaction of the FDA, among other things, that our generic products (i) contain the same active ingredients as the branded products upon which they are based, (ii) are of the same dosage form, strength and route of administration as the branded products upon which they are based, and (iii) meet compendial or other applicable standards for strength, quality, purity and identity, including potency. In addition, we may be required to conduct in vivo studies to demonstrate that our generic versions of complex drugs are bioequivalent to the branded products upon which they are based, meaning typically that there are no significant differences with respect to the rate and extent to which the active ingredients are absorbed and become available at the site of drug action.

        Determination of therapeutic equivalence of our generic versions of complex drugs to the reference listed drugs will be based on our demonstration of chemical equivalence to the respective reference listed drugs. The FDA may not agree that we have adequately characterized our products or that our products and their respective branded drugs are chemical equivalents. In that case, the FDA may require additional information, including preclinical or clinical test results, to determine therapeutic equivalence or to determine that any inactive ingredients or impurities do not compromise the product's safety and efficacy. Provision of sufficient information for approval may be difficult, expensive and lengthy. We cannot predict whether any of our generic product candidates will receive FDA approval.

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

If the U.S. Congress does not take action to create an abbreviated regulatory pathway for follow-on versions of complex protein products, and if the FDA is not able to establish specific guidelines regarding the scientific analyses required for characterizing follow-on versions of complex protein drugs, then the uncertainty about the value of our glycoprotein program will be increased.

        The regulatory climate for follow-on versions of protein products in the U.S. remains uncertain. Although there has been recent legislative activity, there is currently no established statutory or regulatory pathway for approval of follow-on versions of most protein drugs. The FDA has approved the majority of new protein products under the Public Health Service Act, or PHSA, through the use of BLAs. Unlike drugs approved through the submission of NDAs, under section 505 of the Federal Food, Drug, and Cosmetic Act, or the FDCA, there is no provision in the PHSA for an abbreviated BLA approval pathway, and the FDA has stated it does not believe it has the authority to rely on prior BLA approvals or on their underlying data to approve follow-on products. Moreover, even for proteins originally approved as NDAs, there is uncertainty as to what data the FDA may deem is necessary to demonstrate the sameness required for approval of an ANDA under section 505(j) of the FDCA. In addition, there has been opposition to the FDA's use of section 505(b)(2), which allows an applicant to rely on information from published scientific literature and/or a prior approval of a similar drug, to approve follow-on versions of protein and other complex drug products approved under section 505 of the FDCA.

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

        To obtain regulatory approval for the commercial sale of our novel or improved drug candidates, we are required to demonstrate through preclinical studies and clinical trials that our drug development candidates are safe and effective. Preclinical studies and clinical trials of new development candidates are lengthy and expensive and the historical failure rate for development candidates is high.

        A failure of one or more of our preclinical studies or clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical studies and the clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize M118 or our other drug candidates, including:

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

        The results from preclinical studies of a development candidate may not predict the results that will be obtained in human clinical trials. If we are required to conduct additional clinical trials or other testing of M118 or our product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other tests, or if the results of these trials are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for our drug candidates or we may not be able to obtain marketing approval at all. Our product development costs will also increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products. If any of these events occur, our business will be materially harmed.

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

        Even after approval, any drug products we develop will be subject to ongoing regulatory review, including the review of clinical results which are reported after our drug products are made commercially available. In addition, the manufacturer and manufacturing facilities we use to produce any of our drug candidates will be subject to periodic review and inspection by the FDA. We will be required to report any serious and unexpected adverse experiences and certain quality problems with our products and make other periodic reports to the FDA. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. Certain changes to an approved product, including in the way it is manufactured or promoted, often require prior FDA approval before the product as modified may be marketed. If we fail to comply with applicable continuing regulatory requirements, we may be subject to warning letters, civil penalties, suspension or withdrawal of regulatory approvals, product recalls and seizures, injunctions, operating restrictions and/or criminal prosecutions and penalties. In addition, neither we, nor any of our third-party collaborators, are permitted to employ in any capacity, any individual who has been debarred under the FDA's Application Integrity Policy, and if such person is or has been so employed, the FDA may delay its review and approval of some or all of our applications, reject certain studies, withdraw approval of our applications, and take other adverse administrative action against us.

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

        Congress has considered separate legislation, which if enacted, would permit more widespread re-importation of drugs from foreign countries into the United States and which may include re-importation from foreign countries where drugs are frequently sold at lower prices than in the United States; other proposed legislation would remove restrictions on CMS' ability to negotiate discounts directly with prescription drug manufacturers provided through the Medicare program. Such legislation, or similar regulatory changes, could decrease the amount of reimbursement we receive for any approved products which, in turn, could materially adversely affect our operating results and our overall financial condition.

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

        Our research and development involves, and may in the future involve, the use of hazardous materials and chemicals and certain radioactive materials and related equipment. For the years ended December 31, 2007, 2006 and 2005, we spent approximately $64,000, $31,000 and $19,000, respectively, in order to comply with environmental and waste disposal regulations. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Although we maintain workers' compensation insurance as prescribed by the Commonwealth of Massachusetts and, for claims not covered by workers' compensation insurance, employer's liability insurance, to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

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

Third parties may allege that we are infringing their intellectual property rights, forcing us to expend substantial resources in resulting litigation, the outcome of which would be uncertain. Any unfavorable outcome of such litigation could have a material adverse effect on our business, financial position and results of operations.

        If any party asserts that we are infringing their intellectual property rights or that our creation or use of proprietary technology infringes upon their intellectual property rights, we might be forced to incur expenses to respond to and litigate the claims. Furthermore, we may be ordered to pay damages, potentially including treble damages, if we are found to have willfully infringed a party's patent rights. In addition, if we are unsuccessful in litigation, or pending the outcome of litigation, a court could issue a temporary injunction or a permanent injunction preventing us from marketing and selling the patented drug or other technology for the life of the patent that we have allegedly or been deemed to have infringed. Litigation concerning intellectual property and proprietary technologies is becoming more widespread and can be protracted and expensive, and can distract management and other key personnel from performing their duties for us.

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

If we become involved in patent litigation or other proceedings to determine or enforce our intellectual property rights, we could incur substantial costs which could adversely affect our business.

        We may need to resort to litigation to enforce a patent issued to us or to determine the scope and validity of third-party patent or other proprietary rights in jurisdictions where we intend to market our products, including the United States, the European Union, and many other foreign jurisdictions. The cost to us of any litigation or other proceeding relating to determining the validity of intellectual property rights, even if resolved in our favor, could be substantial and could divert our management's efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they may have substantially greater resources. Moreover, the failure to obtain a favorable outcome in any litigation in a jurisdiction where there is a claim of patent infringement could significantly delay marketing of our products in that particular jurisdiction. The costs and uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

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

Risks Relating to Our Dependence on Third Parties

Our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration are important to our business. If Sandoz fails to adequately perform under either collaboration, or if we or Sandoz terminate all or a portion of either collaboration, the development and commercialization of some of our drug candidates, including injectable enoxaparin, would be delayed or terminated and our business would be adversely affected.

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

2006 Sandoz Collaboration

        Either we or Sandoz may terminate the Definitive Agreement for material uncured breaches or certain events of bankruptcy or insolvency by the other party. In addition, the following termination rights apply to some of the products, on a product-by-product basis: (i) if clinical trials are required, (ii) at Sandoz' convenience within a certain time period, (iii) if the parties agree, or the relevant regulatory authority states in writing, that our intellectual property does not contribute to product approval, (iv) if Sandoz decides to permanently cease development and commercialization of a product, or (v) by either party with respect to certain products if, following a change of control of the other party, the other party fails to perform its material obligations with respect to such product. For some of the products, for any termination of the Definitive Agreement other than a termination by Sandoz due to our uncured breach or bankruptcy, or a termination by us alone due to the need for clinical trials, we will be granted an exclusive license under certain intellectual property of Sandoz to develop and commercialize the particular product. In that event, we would need to expand our internal capabilities or enter into another collaboration, which could cause significant delays that could prevent us from completing the development and commercialization of such product. For some products, if Sandoz terminates the Definitive Agreement due to our uncured breach or bankruptcy, or if there is a termination by us alone due to the need for clinical trials, Sandoz would retain the exclusive right to develop and commercialize the applicable product. In that event, we would no longer have any influence over the development or commercialization strategy of such product. In addition, for other products, if Sandoz terminates due to our uncured breach or bankruptcy, Sandoz retains a right to license certain of our intellectual property without the obligation to make any additional payments for such licenses. For certain products, if the Definitive Agreement is terminated other than due to our uncured breach or bankruptcy, neither party will have a license to the other party's intellectual property. In that event, we would need to expand our internal capabilities or enter into another collaboration, which could cause significant delays that could prevent us from completing the development and commercialization of such product. Accordingly, if the Definitive Agreement is terminated, our introduction of certain products may be significantly delayed, or our revenues may be significantly reduced either of which could have a material adverse effect on our business.

We may need or elect to enter into alliances or collaborations with other companies to supplement and enhance our own capabilities or fund our development efforts. If we are unsuccessful in forming or maintaining these alliances on favorable terms, or if any collaborative partner terminates or fails to perform its obligations, our business could be adversely affected.

        Because we have limited or no capabilities for manufacturing, sales, marketing and distribution, we may need to enter into alliances or collaborations with other companies that can assist with the development and commercialization of our drug candidates. In those situations, we would expect our alliance or collaboration partners to provide substantial capabilities in manufacturing, sales, marketing and distribution. We may not be successful in entering into any such alliances. Even if we do succeed in securing such alliances, we may not be able to maintain them.

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

        In addition to relying on a third party for its capabilities, we may depend on our alliances with other companies to provide substantial additional funding for development and potential commercialization of our drug candidates. We may not be able to obtain funding on favorable terms from these alliances, and if we are not successful in doing so, we may not have sufficient funds to develop a particular drug candidates internally, or to bring drug candidates to market. Failure or delays in bringing our drug candidates to market will reduce their competitiveness and prevent us from generating sales revenues, which may substantially harm our business.

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

        Our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 40.1% of our outstanding common stock as of December 31, 2007. As a result, these stockholders, if acting together, may have the ability to determine the outcome of or influence matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

  •
  a "poison pill" in accordance with the Company's Shareholders Rights Plan that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

  •
  limitations on the removal of directors.

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

  •
  results or delays in our or our competitors' clinical trials or regulatory filings;

  •
  failure to demonstrate therapeutic equivalence with respect to our technology-enabled generic product candidates;

  •
  failure to demonstrate the safety and efficacy for our novel development product candidates;

  •
  our inability to manufacture any products to commercial standards;

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

Item 2.    PROPERTIES

        As of March 1, 2008, pursuant to our sublease agreements, we are leasing a total of approximately 78,500 square feet of office and laboratory space in one building in Cambridge, Massachusetts:

Property Location	Approximate Square Footage	Use	Lease Expiration Date
675 West Kendall Street Cambridge, Massachusetts 02142	78,500	Laboratory & Office	04/30/2011

Item 3.    LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded publicly on the NASDAQ Global Market under the symbol "MNTA." The following table sets forth the high and low last sale prices of our common stock for the periods indicated, as reported on the NASDAQ Global Market:

Quarter ended	High	Low
March 31, 2006	$25.05	$18.78
June 30, 2006	19.09	11.76
September 30, 2006	18.02	10.76
December 31, 2006	18.18	13.05
March 31, 2007	20.13	11.42
June 30, 2007	16.10	10.08
September 30, 2007	12.02	9.49
December 31, 2007	13.38	4.87

Holders

        On February 29, 2008, the approximate number of holders of record of our common stock was 63 and the approximate number of beneficial holders of our common stock was 4,085.

Dividends

        We have never declared or paid any cash dividends on our common stock. We anticipate that, in the foreseeable future, we will continue to retain any earnings for use in the operation of our business and will not pay any cash dividends.

Equity Compensation Plan Information

        Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in our definitive proxy statement for our 2008 Annual Meeting of Stockholders.

Stock Performance Graph

        The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on June 22, 2004, the date on which our common stock was first publicly traded, through December 31, 2007, in each of (i) our common stock, (ii) The NASDAQ Composite Index and (iii) The NASDAQ Biotechnology Index (capitalization weighted).

COMPARISON OF 42 MONTH CUMULATIVE TOTAL RETURN*
Among Momenta Pharmaceuticals, Inc., The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

    * $100 invested on 6/22/04 in our common stock and $100 invested on 5/31/04 in each of the NASDAQ Composite Index and the NASDAQ Biotechnology Index, including reinvestment of dividends.
    Fiscal year ending December 31.

	Base Period*	6/30/04	12/31/04	6/30/05	12/31/05	6/30/06	12/31/06	6/30/07	12/31/07
Momenta Pharmaceuticals, Inc.	100.00	113.32	90.40	253.14	282.20	162.74	201.41	129.07	91.42
NASDAQ Composite	100.00	103.14	110.09	103.96	112.74	111.99	125.61	135.01	137.24
NASDAQ Biotechnology	100.00	100.33	105.47	97.96	119.12	111.08	117.70	118.20	119.72

        The information included under the heading "Stock Performance Graph" in Item 5 of this Annual Report on Form 10-K is "furnished" and not "filed" and shall not be deemed to be "soliciting material" or subject to Regulation 14A, shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data set forth below with respect to our statement of operations data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 are derived from our audited financial statements included in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited financial statements, which are not included herein. Historical results are not necessarily indicative of future results. See the notes to the consolidated financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per common share. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found at "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report on Form 10-K.

Momenta Pharmaceuticals, Inc.
Selected Financial Data

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share information)
Statements of Operations Data:
Collaboration revenue	$21,561	$15,999	$13,011	$7,832	$1,454

Operating expenses:
Research and development	69,899	46,916	23,710	15,722	5,347
General and administrative	28,219	28,466	14,059	6,751	4,083

Total operating expenses	98,118	75,382	37,769	22,473	9,430

Loss from operations	(76,557)	(59,383)	(24,758)	(14,641)	(7,976)
Interest income	8,484	7,974	3,353	605	74
Interest expense	(808)	(504)	(257)	(39)	(43)

Net loss	$(68,881)	$(51,913)	$(21,662)	$(14,075)	$(7,945)

Net loss attributable to common stockholders	$(68,881)	$(51,913)	$(21,662)	$(36,316)	$(9,843)

Basic and diluted net loss per share attributable to common stockholders	$(1.93)	$(1.62)	$(0.79)	$(2.56)	$(5.02)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	35,639	32,103	27,283	14,177	1,961

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$33,038	$22,351	$25,890	$11,678	$4,613
Marketable securities	102,899	168,914	130,364	41,943	7,994
Working capital	125,293	185,299	155,661	54,154	13,044
Total assets	168,298	216,385	171,101	64,330	16,084
Total long-term obligations	7,971	7,057	2,996	1,105	372
Total liabilities	40,758	33,794	10,946	7,337	2,638
Redeemable convertible preferred stock	—	—	—	—	27,225
Accumulated deficit	(194,400)	(125,519)	(73,606)	(51,944)	(15,628)
Total stockholders' equity (deficit)	$127,540	$182,591	$160,155	$56,993	$(13,779)

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Our Management's Discussion and Analysis of Financial Condition and Results of Operations includes the identification of certain trends and other statements that may predict or anticipate future business or financial results. There are important factors that could cause our actual results to differ materially from those indicated. See "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

Business Overview

        Momenta is a biotechnology company with a product pipeline of both novel and complex generic drugs. This pipeline is derived from our proprietary, innovative technology platform for the detailed structural analysis of complex mixture drugs. We use this platform to study the structure (thorough characterization of chemical components), structure-process (design and control of manufacturing process), and structure-activity (relating structure to biological and clinical activity) of complex mixture drugs, resulting in our product pipeline of both complex generic and novel drugs.

        Our most advanced product candidate, M-Enoxaparin, is designed to be a technology-enabled generic version of Lovenox®, a widely prescribed low molecular weight heparin, or LMWH. In 2003, we formed a collaboration, the 2003 Sandoz Collaboration, with Sandoz N.V. and Sandoz Inc., collectively Sandoz, affiliates of Novartis AG, to jointly develop, manufacture and commercialize M-Enoxaparin in the U.S. In August 2005, Sandoz submitted an Abbreviated New Drug Application, or ANDA, to the FDA for the syringe formulation of M-Enoxaparin. The ANDA was amended in 2006 to include a paragraph IV certification stating that Sanofi-Aventis' patents for Lovenox listed in the FDA's listing of approved drug products, the Orange Book, are, among other things, invalid or unenforceable.

        In July 2006, we entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement with Novartis Pharma AG and a Memorandum of Understanding, or MOU, with Sandoz AG, an affiliate of Novartis Pharma AG. In June 2007, we and Sandoz AG executed a definitive collaboration and license agreement, or the Definitive Agreement, which superseded the MOU. We refer to this series of agreements collectively as the 2006 Sandoz Collaboration. Under the 2006 Sandoz Collaboration, we expanded the geographic markets covered by the 2003 Sandoz Collaboration related to M-Enoxaparin to include the European Union and further agreed to exclusively collaborate on the development and commercialization of three other follow-on and complex generic products for sale in specified regions of the world.

        Since our inception in May 2001, we have incurred annual net losses. As of December 31, 2007, we had an accumulated deficit of $194.4 million. We recognized net losses of $68.9 million, $51.9 million and $21.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. We expect to incur substantial and increasing losses for the next several years as we develop our product candidates, expand our research and development activities and prepare for the commercial launch of our product candidates. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

        Since our inception, we have had no revenues from product sales. Our revenues for the years ended December 31, 2007, 2006 and 2005 of $21.6 million, $16.0 million and $13.0 million, respectively, have been derived from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and primarily consist of amounts earned by us for reimbursement by Sandoz of research and development services and development costs for certain programs. In June 2004, we completed an initial public offering of 6,152,500 shares of common stock, the net proceeds of which were $35.3 million after deducting underwriters' discounts and expenses. In July 2005, we raised $122.3 million in a follow-on public offering, net of expenses, from the sale and issuance of 4,827,300 shares of our common stock. In September 2006, in connection with the 2006 Sandoz Collaboration, we sold 4,708,679 shares of common stock to Novartis Pharma AG for an aggregate purchase price of $75.0 million. To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates.

Financial Operations Overview

Revenue

        We have not yet generated any revenue from product sales and are uncertain whether or not we will generate any revenue from the sale of products over the next several years. We have recognized, in the aggregate, $59.9 million of revenue from our inception through December 31, 2007. This revenue was derived entirely from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration. We will seek to generate revenue from a combination of research and development payments, profit sharing payments, milestone payments and royalties in connection with our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and similar future collaborative or strategic relationships. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development and other payments received under our collaborative or strategic relationships, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

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

        The following summarizes our primary research and development programs:

Development Programs

M-Enoxaparin

        Our most advanced product candidate, M-Enoxaparin, is designed to be a generic version of Lovenox. Lovenox is a widely-prescribed LMWH used for the prevention and treatment of deep vein thrombosis, or DVT, and to support the treatment of acute coronary syndromes, or ACS. Under our 2003 Sandoz Collaboration, we work with Sandoz exclusively to develop, manufacture and commercialize M-Enoxaparin in the U.S. and Sandoz is responsible for funding substantially all of the U.S.-related M-Enoxaparin development, regulatory, legal and commercialization costs. The total cost of development and commercialization, and the timing of M-Enoxaparin product launch, are subject to uncertainties relating to the development, regulatory approval and legal processes. In accordance with our 2003 Sandoz Collaboration, Sandoz submitted ANDAs in its name to the FDA for M-Enoxaparin in syringe and vial forms seeking approval to market M-Enoxaparin in the United States. Both ANDAs currently include a paragraph IV certification stating that Sanofi-Aventis' patents listed in the Orange Book for Lovenox are, among other things, invalid and unenforceable.

        The FDA is currently reviewing both M-Enoxaparin ANDAs, including our manufacturing data and technology and characterization methodology. In November 2007, Sandoz received a letter from the FDA stating that the syringe ANDA for M-Enoxaparin was not approvable in its current form because the ANDA does not adequately address the potential for immunogenicity of the drug product. We and Sandoz are working together to address the FDA's questions and determine the information necessary to obtain approval of M-Enoxaparin. Based on our work to date, we believe that we will not need to conduct clinical trials to address the FDA's questions, but we cannot be assured of this yet. We are preparing for the commercialization of M-Enoxaparin, if and when approved, by advancing manufacturing, supply chain, and sales and marketing objectives. However, we cannot predict the timing of any action by the FDA related to the M-Enoxaparin ANDA.

        Our 2006 Sandoz Collaboration expanded our collaboration efforts related to M-Enoxaparin to include the European Union. Under the 2006 Sandoz Collaboration, we will share certain development, regulatory, legal and commercialization costs as well as a portion of the profits, if any.

M118

        M118 is a novel anticoagulant that was rationally designed with the goal of providing improved clinical anticoagulant properties to support the treatment of patients diagnosed with ACS and stable angina. We believe that M118 has the potential to provide baseline anticoagulant therapy to treat coronary artery disease and patients with ACS or stable angina who require invasive treatment, as well as those ACS patients who are medically managed, or do not require invasive treatment. M118 is designed to be a reversible and monitorable anticoagulant that can be administered intravenously or subcutaneously and have a pharmacokinetic profile similar to other LMWHs. We believe that these properties of M118 have the potential to provide greater flexibility than other therapies presently used to treat patients diagnosed with ACS and stable angina.

        In July 2006, we filed our Investigational New Drug Application, or IND, with the FDA for our M118 intravenous injection formulation, and in October 2006 began Phase 1 clinical trials to evaluate its human safety, tolerability and pharmacokinetic profile. In October 2007, we began a Phase 2a clinical trial to evaluate the feasibility of utilizing M118 intravenous injection formulation as an anticoagulant in patients with stable coronary artery disease undergoing percutaneous coronary intervention.

        In March 2007, we filed our IND for our M118 subcutaneous formulation, and in May 2007 began Phase 1 clinical trials to evaluate its human safety, tolerability and pharmacokinetic profile.

M356

        M356 is designed to be a technology-enabled generic version of Copaxone®, a complex drug consisting of a mixture of polypeptide chains. Copaxone is indicated for reduction of the frequency of relapses in patients with Relapse-Remitting Multiple Sclerosis. Multiple sclerosis is a chronic disease of the central nervous system characterized by inflammation and neurodegeneration. In North America, Copaxone is marketed through Teva Neuroscience LLC, a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd., and distributed by Sanofi-Aventis. Teva and Sanofi-Aventis have an additional collaborative arrangement for the marketing of Copaxone in Europe and other markets, under which Copaxone is either co-promoted with Teva or is marketed solely by Sanofi-Aventis. Under the Definitive Agreement, we and Sandoz jointly develop, manufacture and commercialize M356. We are responsible for funding substantially all of the U.S.-related M356 development costs, with Sandoz responsible for legal and commercialization costs. Outside of the U.S., we and Sandoz share equally the development costs, with Sandoz responsible for commercialization and legal costs.

Glycoproteins

        Glycoproteins are proteins to which sugar molecules are attached. Examples of glycoprotein drugs are erythropoietin, blood clotting factors and interferon beta. We are applying our technology to the development of generic or biosimilar glycoprotein drugs. We believe that this technology can further be used in assisting pharmaceutical and biotechnology companies in developing improved and next-generation versions of their branded products by analyzing and modifying the sugar structures contained in the branded products, and can also be used to engineer novel complex mixture drugs.

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

Discovery Program

        We are also applying our analytical capabilities to drug discovery. Our discovery program is focused on the role that complex sugars play in biological systems, including regulating the development and progression of disease. Our initial focus is in the area of cancer, where we are seeking to discover sugar sequences with anti-cancer properties for development as therapeutics, and we are advancing an oncology product candidate that is in the advanced discovery phase. Sugars play a part in the conversion of normal cells into cancerous cells, the regulation of tumor growth and tumor invasion and metastasis. We believe that our technology can provide us with a better understanding of the role of sugars in disease, enabling us to discover novel sugar therapeutics, as well as to discover new disease mechanisms that can be targeted with other small molecule and biologic drugs.

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

Results of Operations

Years Ended December 31, 2007, 2006 and 2005

Revenue

        Revenue for 2007 was $21.6 million, compared with $16.0 million for 2006 and $13.0 million for 2005. Revenue for the year ended December 31, 2007 consists of (i) amounts earned by us under our 2003 Sandoz Collaboration for reimbursement of research and development services, reimbursement of development costs and amortization of the initial payment received and (ii) amounts earned by us under our 2006 Sandoz Collaboration for amortization of the equity premium, reimbursement of research and development services and reimbursement of development costs. Revenue increased $5.6 million from 2006 to 2007 due primarily to $2.7 million of reimbursable expenditures associated with the first year of the 2006 Sandoz Collaboration, a $1.7 million increase in reimbursable development expenditures associated with preparing for the potential commercial launch of M-Enoxaparin in the U.S., and $1.2 million of the first year of amortization related to the equity premium.

        The increase of $3.0 million from 2005 to 2006 is entirely attributable to our 2003 Sandoz Collaboration. These revenues consist of amounts earned by us for payment by Sandoz of research and development services and reimbursement of development costs for M-Enoxaparin and amortization of the initial payment received under our 2003 Sandoz Collaboration. The increase in revenues was the result of increased reimbursable expenditures associated with preparing for the potential commercial launch of M-Enoxaparin in the U.S.

Research and Development

        Research and development expense for 2007 was $69.9 million, compared with $46.9 million in 2006 and $23.7 million in 2005. The increase of $23.0 million from 2006 to 2007 principally resulted from an increase of $8.5 million in manufacturing and process development costs and research conducted by third parties in support of our M356, M-Enoxaparin and glycoprotein programs, $5.6 million in clinical trial costs for our M118 program, $5.2 million in personnel and related costs associated with the growth in our research and development organization, $1.4 million in laboratory supplies and a $0.7 million in-process research and development charge related to the Parivid asset purchase. The increase of $23.2 million from 2005 to 2006 principally resulted from an increase of $6.0 million in manufacturing and process development costs and research conducted by third parties, $4.7 million in personnel and related costs, $3.7 million in stock-based compensation, of which $2.2 million was related to the adoption of SFAS 123R, $3.4 million in laboratory expenses, $2.6 million in facilities costs, $1.0 million in consultant costs and $0.9 million in depreciation expense.

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

        The following table summarizes the primary components of our research and development expenditures for our principal research and development programs for the years ended December 31, 2007, 2006 and 2005. Certain prior year amounts have been reclassified due to a current year change in the allocation method for indirect costs.

Research and Development Expense (in thousands)	2007	2006	2005
Development programs	$65,277	$39,728	$16,606
Discovery programs	4,436	5,333	3,472
Other research	186	1,855	3,632

Total research and development expense	$69,899	$46,916	$23,710

Development programs

        The increase in expenditures on development programs of $25.5 million from 2006 to 2007 was primarily related to increases in the expenses of our M356, M118, M-Enoxaparin and glycoprotein programs. Our M356 program manufacturing and research costs have increased as we continue to advance the program. M118 clinical costs have increased as we have progressed from preclinical to Phase 2 studies. M-Enoxaparin manufacturing costs have increased as we prepare for potential commercial launch. Our glycoprotein program expenditures have increased as we devote additional headcount resources to facilitate the development of follow-on versions of glycoprotein drugs.

        The increase in expenditures on development programs of $23.1 million from 2005 to 2006 was primarily related to preclinical and toxicology work to support the M118 IND filing, commencement of our Phase 1 clinical studies for M118, manufacturing and professional fees related to our M-Enoxaparin program and the development expenses of our M356 program.

Discovery programs

        The discovery program expenditures from 2006 to 2007 include a decrease of approximately $2.5 million due to the termination of the drug delivery program in late 2006, offset by increased oncology program expenditures of approximately $1.6 million representing additional resources dedicated to applying our analytical capabilities to drug discovery. The $1.9 million increase in expenses in our discovery programs from 2005 to 2006 was primarily related to increased expenditures to support our disease biology and drug delivery programs.

Other research

        The decrease in both years in other research expense was primarily due to a decrease in headcount and headcount related costs relating to general technology development and support activities as resources are allocated to development programs.

General and Administrative

        General and administrative expense for the year ended December 31, 2007 was $28.2 million, compared to $28.5 million in 2006 and $14.1 million in 2005. General and administrative expense decreased by $0.3 million from 2006 to 2007 primarily due to a decrease of $1.8 million in professional fees due to a reduction in legal activities, offset by an increase of $1.5 million in personnel and related costs due to increased headcount. General and administrative expense increased by $14.4 million from 2005 to 2006 due primarily to an increase of $5.4 million in stock-based compensation, of which $3.9 million was related to the adoption of SFAS 123R, increases of $4.6 million in professional fees and other legal expenses and $3.8 million in personnel and related costs.

        We anticipate increases in general and administrative expenses to support our research and development programs. These increases will likely include the hiring of additional personnel. We expect to incur increased internal and external legal and business development costs to support our various product development efforts, which can vary from period to period.

Interest Income

        Interest income was $8.5 million, $8.0 million and $3.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase of $0.5 million from 2006 to 2007 was primarily due to higher average investment balances as a result of the proceeds from the issuance of common stock to Novartis Pharma AG in September 2006. The increase of $4.6 million from 2005 to 2006 was primarily due to higher average investment balances as a result of the proceeds from the issuance of common stock to Novartis Pharma AG in September 2006 and from our follow-on public offering in July 2005.

Interest Expense

        Interest expense was $0.8 million, $0.5 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase of $0.3 million from 2006 to 2007 and $0.2 million from 2005 to 2006 was primarily due to additional amounts drawn from our equipment line of credit during 2006 and 2007.

Liquidity and Capital Resources

        We have financed our operations since inception primarily through the sale of equity securities, payments from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, borrowings from our lines of credit, and capital lease obligations. Since our inception, we have received net proceeds of $45.4 million from the issuance of redeemable convertible preferred stock. In June 2004, we completed our initial public offering and raised net proceeds of $35.3 million. In July 2005, we completed a follow-on public offering and raised net proceeds of $122.3 million. In September 2006, we received net proceeds of $74.9 million from Novartis Pharma AG's purchase of 4,708,679 shares of our common stock in connection with the 2006 Sandoz Collaboration. As of December 31, 2007, we have received a cumulative total of $51.7 million from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, $4.0 million from debt financing, $9.2 million from capital lease obligations, $3.2 million from our landlord for leasehold improvements related to our corporate facility, and additional funds from interest income.

        At December 31, 2007, we had $135.9 million in cash, cash equivalents and marketable securities. In addition, we also hold $1.8 million in restricted cash, which serves as collateral for a letter of credit related to our facility lease. During the years ended December 31, 2007, 2006 and 2005, our operating activities used $56.3 million, $25.2 million and $17.0 million, respectively. The use of cash for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities. Our net losses have increased year over year as we increase our headcount and continue to develop our product candidates. For the year ended December 31, 2007, our net loss adjusted for non-cash items was $57.7 million. In addition, the net change in our operating assets and liabilities provided $1.4 million and resulted from: increases in accounts receivable of $0.7 million and unbilled collaboration revenue of $4.3 million due to timing of cash receipts from our sole customer and an increase in billable activities; a decrease in restricted cash of $2.9 million due to the cancellation of a letter of credit for the Third Street sublease; an increase in accounts payable of $4.8 million resulting from increased manufacturing and research costs for our programs; and a decrease in deferred revenue of $1.3 million representing amortization of the $13.6 million equity investment premium paid by Novartis in connection with the 2006 Sandoz Collaboration.

        For the year ended December 31, 2006, our net loss adjusted for non-cash items was $40.1 million. In addition, the net change in our operating assets and liabilities provided $14.9 million, primarily due to an increase in deferred revenue of $13.4 million relating to the equity investment premium paid by Novartis in connection with the 2006 Sandoz Collaboration offset by the restriction of $2.9 million in conjunction with a letter of credit for the Third Street sublease. Remaining increases of approximately $3.7 million in accounts payable and accrued expenses were due to general increases in our business activities as a result of greater headcount and increased product development costs. For the year ended December 31, 2005, our net loss adjusted for non-cash items was $17.3 million, and the net change in our operating assets and liabilities provided $0.3 million. Increases in operating assets and liabilities were due to the collection of $2.2 million in 2005 for receivables from 2004 and an increase in accrued expenses of $1.7 million due to increases in headcount related expenses and product development costs. These increases were offset by the effects of increases in unbilled collaboration revenue and prepaid expenses of $3.0 million due to greater reimbursable development spend over the prior year and an increase in interest receivable due to higher average investment balances.

        Net cash provided by investing activities was $60.9 million for the year ended December 31, 2007. During 2007, we used $242.5 million of cash to purchase marketable securities, offset by cash provided of $314.7 million in maturities of marketable securities. Net cash used in investing activities was $46.3 million and $93.3 million for the years ended December 31, 2006 and 2005, respectively. During 2006, we used $243.2 million of cash to purchase marketable securities, offset by cash provided of $206.6 million in maturities of marketable securities. During 2005, we used $151.6 million of cash to purchase marketable securities, offset by cash provided of $62.0 million in maturities of marketable securities. During the years ended December 31, 2007, 2006 and 2005, we used $8.8 million, $9.8 million and $3.7 million, to purchase laboratory equipment and leasehold improvements.

        Net cash provided by financing activities for the year ended December 31, 2007 was $6.1 million. We borrowed $4.2 million on an equipment lease agreement entered into in December 2005, recovered $3.7 million in property and equipment from the assignment of the Third Street sublease, received proceeds of $0.9 million from stock option exercises and purchases of common shares through our

Employee Stock Purchase Plan, offset by principal payments of $2.1 million on our line of credit and lease agreement obligations and payments of $0.6 million on financed leasehold improvements. Net cash provided by financing activities for the year ended December 31, 2006 was $68.0 million. We received net proceeds of $74.9 million from the sale of 4,708,679 shares of common stock to Novartis Pharma AG of which $13.6 million is included in deferred revenue in our consolidated balance sheet as of December 31, 2006. Additionally, we borrowed $3.7 million on an equipment lease agreement entered into in December 2005, received $3.2 million in financing from our landlord for leasehold improvements related to our corporate facility, and received proceeds of $1.3 million from stock option exercises and purchases of common shares through our Employee Stock Purchase Plan, offset by principal payments of $1.3 million on our line of credit and lease agreement obligations and payments of $0.3 million on financed leasehold improvements. Net cash provided by financing activities for the year ended December 31, 2005 was $124.5 million. We received proceeds of $122.3 million from our follow-on public offering of common stock in July 2005, $1.6 million from our line of credit obligation, $1.2 million from our equipment lease agreement entered into in December 2005, $0.3 million from stock option exercises, purchases of common shares through our Employee Stock Purchase Plan and a payment related to restricted stock. The total proceeds of $125.4 million were offset by $0.9 million in principal payments on our line of credit obligation.

        The following table summarizes our contractual obligations and commercial commitments at December 31, 2007:

	Payments Due by Period
Contractual Obligations (in thousands)	Total	2008	2009 through 2010	2011 through 2012	After 2012
License maintenance obligations	$983	$138	$410	$435	*
Short and long-term line of credit obligation	769	752	17	—	$—
Capital lease obligations	9,432	2,318	5,297	1,817	—
Operating lease obligations	11,886	3,578	7,123	1,185	—

Total contractual obligations	$23,070	$6,786	$12,847	$3,437	$—

*
After 2012, the annual obligations, which extend indefinitely, are approximately $0.2 million per year.

        We anticipate that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least 2009. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Revenue

        We record revenue on an accrual basis as it is earned and when amounts are considered collectible. Revenues received in advance of performance obligations or in cases where we have a continuing obligation to perform services are deferred and recognized over the performance period. When we are required to defer revenue, the period over which such revenue is recognized is based on estimates by management and may change over the course of the performance period. At the inception of a collaboration agreement, we estimate the term of our performance obligation based on our development plans and our estimate of the regulatory review period. The development plans generally include designing a manufacturing process to make the drug product, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale and related development of intellectual property. Each reporting period we reassess our remaining performance obligations under the applicable collaboration arrangement by considering the time period over which any remaining development and related services to be provided prior to obtaining regulatory approval are expected to be completed. Changes in our estimate could occur due to changes in our development plans or due to changes in regulatory or legal requirements. We have deferred upfront payments of $0.6 million and $13.6 million in connection with our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, respectively. Such upfront payments are being recognized over our estimated period of performance obligation, which is approximately five and six years, respectively, from the applicable collaboration inception date. In December 2007, we revised our estimate of the development period under the 2003 Sandoz Collaboration agreement due to a change in the projected timing of certain activities required for the completion of the FDA's review of the ANDA for M-Enoxaparin. The change in estimate did not have a material impact on the Company's net loss or net loss per share for the year ended December 31, 2007.

        Revenue from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved.

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

Stock-Based Compensation

        We adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share Based Payment, or SFAS 123R, effective January 1, 2006 under the modified prospective transition method. SFAS 123R requires the recognition of the fair value of stock-based compensation expense in our operations, and accordingly the adoption of SFAS 123R fair value method has had and will continue to have a significant impact on our results of operations, although it will have no impact on our overall financial position.

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

        We determine the fair value of each option award on the date of grant using the Black-Scholes-Merton option pricing model. Option valuation models require the input of highly subjective assumptions, including stock price volatility and expected term of an option. In determining our volatility, we have considered implied volatilities of currently traded options to provide an estimate of volatility based upon current trading activity in addition to our historical volatility. After considering other such factors as our stage of development and the length of time we have been public, we believe a blended volatility rate based upon historical performance, as well as the implied volatilities of currently traded options, best reflects the expected volatility of our stock going forward. Changes in market price directly affect volatility and could cause stock-based compensation expense to vary significantly in future reporting periods.

        The expected term of awards represents the period of time that the awards are expected to be outstanding. We use a blend of our own historical employee exercise and post-vest termination behavior and expected term data from our peer group to arrive at the estimated expected life of an option. For purposes of identifying similar entities, we considered characteristics such as industry, stage of life cycle and financial leverage. We update these assumptions on a quarterly basis to reflect recent historical data. Additionally, we are required to estimate forfeiture rates to approximate the number of shares that will vest in a period to which the fair value is applied. We will continually monitor employee exercise behavior and may further adjust the estimated term and forfeiture rates in future periods. Increasing the estimated life would result in an increase in the fair value to be recognized over the requisite service period, generally the vesting period. Estimated forfeitures will be adjusted to actual forfeitures upon the vest date of the cancelled options as a cumulative adjustment on a quarterly basis. The risk-free interest rates used in the Black-Scholes-Merton option pricing model are based on the United States Treasury yield curve in effect for periods corresponding with the expected term of the stock option.

        The value of our restricted stock awards is recognized as compensation cost in our consolidated statements of operations over each award's explicit or implicit service periods. We estimate an award's implicit service period based on our best estimate of the period over which an award's vesting conditions will be achieved. We reevaluate these estimates on a quarterly basis and will recognize any remaining unrecognized compensation as of the date of an estimate revision over the revised remaining implicit service period. In December 2007, we revised the implicit service period for certain performance-based restricted stock awards due to a change in the expected vesting date. As a result of this change in estimate, our net loss and net loss per share for the year ended December 31, 2007 was $2.6 million and $0.07 per share, respectively, less than had the estimate remained unchanged.

        For the years ended December 31, 2007 and 2006, we recognized total stock-based compensation expense under SFAS 123R of $12.7 million and $11.4 million, respectively. As of December 31, 2007, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $13.4 million, including estimated forfeitures, which will be amortized over the weighted-average remaining requisite service periods of 2.5 years. As of December 31, 2007, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $5.2 million, including estimated forfeitures, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.7 years.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 provides a common definition of fair value and establishes a framework to make measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and the assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 will be effective for our 2008 fiscal year, although early adoption is permitted. We do not currently believe the adoption of SFAS 157 will have a material impact on results of operations, financial position or cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS 159, which allows an entity to elect to record financial assets and liabilities at fair value upon their initial recognition on a contract-by-contract basis. Subsequent changes in fair value would be recognized in earnings as the changes occur. SFAS 159 also establishes additional disclosure requirements for these items stated at fair value. SFAS 159 is effective for our 2008 fiscal year, with early adoption permitted, provided that we also adopt SFAS 157. We do not currently believe the adoption of SFAS 159 will have a material impact on results of operations, financial position or cash flows.

        In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, a replacement for SFAS No. 141, Business Combinations. The Statement retains the fundamental requirements of SFAS No. 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies at their acquisition date fair values. Additionally, SFAS No. 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that have no alternative future use to be measured at their fair values and expensed at the acquisition date. SFAS No. 141(R) now requires that purchased research and development be recognized as an intangible asset. We are required to adopt SFAS No. 141(R) prospectively for any acquisitions on or after January 1, 2009 and are currently evaluating the impact this new standard will have on our future results of operations and financial position.

        In December 2007, the FASB issued EITF issued 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). EITF 07-1 will be effective for us beginning on January 1, 2009. We do not currently believe the adoption of EITF 07-1 will have a material impact on our results of operations, financial position or cash flows.

        In July 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. The task forces reached a consensus that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity's expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The consensus may not be applied to earlier periods. Early adoption of the provisions is not permitted. We do not currently believe the adoption of EITF 07-3 will have a material impact on the results of operations, financial position or cash flows.

        In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, or SFAS 160. SFAS 160 requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, that changes in a parent's ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively, as of the beginning of the Company's fiscal year 2010. We do not currently have any noncontrolling interests, and therefore the adoption of SFAS 160 is not expected to have an impact on our financial position, results of operations or cash flows.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2007 or 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Momenta Pharmaceuticals, Inc.
Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders of Momenta Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Momenta Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Momenta Pharmaceuticals, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 12 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109. As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, using the modified prospective transition method.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Momenta Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2008 expressed an unqualified opinion thereon.

                                                                                                                          /s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 6, 2008

Momenta Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$33,038	$22,351
Marketable securities	102,899	168,914
Accounts receivable	747	—
Unbilled collaboration revenue	9,037	4,727
Prepaid expenses and other current assets	1,984	2,069

Total current assets	147,705	198,061
Property and equipment, net of accumulated depreciation	15,296	13,603
Intangible assets, net	3,495	—
Restricted cash	1,778	4,685
Other assets	24	36

Total assets	$168,298	$216,385

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,132	$4,311
Accrued expenses	5,973	5,786
Deferred revenue	2,180	123
Line of credit obligations	721	883
Capital lease obligations	1,696	941
Lease financing liability	640	596
Deferred rent	70	122
Other current liabilities	2,000	—

Total current liabilities	22,412	12,762
Deferred revenue, net of current portion	10,212	13,552
Line of credit obligations, net of current portion	17	738
Capital lease obligations, net of current portion	6,273	3,998
Lease financing liability, net of current portion	1,681	2,321
Deferred rent, net of current portion	163	423

Total liabilities	40,758	33,794
Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized at December 31, 2007 and 2006, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized at December 31, 2007 and 2006, 36,489 and 36,098 shares issued and outstanding at December 31, 2007 and 2006, respectively	4	4
Additional paid-in capital	321,604	308,061
Accumulated other comprehensive income	332	45
Accumulated deficit	(194,400)	(125,519)

Total stockholders' equity	127,540	182,591

Total liabilities and stockholders' equity	$168,298	$216,385

The accompanying notes are an integral part of these consolidated financial statements.

Momenta Pharmaceuticals, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Collaboration revenue	$21,561	$15,999	$13,011
Operating expenses:
Research and development*	69,899	46,916	23,710
General and administrative*	28,219	28,466	14,059

Total operating expenses	98,118	75,382	37,769

Loss from operations	(76,557)	(59,383)	(24,758)
Other income (expense):
Interest income	8,484	7,974	3,353
Interest expense	(808)	(504)	(257)

Net loss	$(68,881)	$(51,913)	$(21,662)

Basic and diluted net loss per share	$(1.93)	$(1.62)	$(0.79)

Shares used in computing basic and diluted net loss per share	35,639	32,103	27,283

* Includes stock-based compensation as follows:
Research and development	$4,792	$4,367	$634
General and administrative	$7,895	$7,035	$1,659

The accompanying notes are an integral part of these consolidated financial statements.

Momenta Pharmaceuticals, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Additional Paid-In Capital		Due from Officer	Deferred Stock Compensation	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2004	25,409	$3	$112,510	$(159)	$(36)	$(3,381)	$(51,944)	$56,993
Issuance of common stock in follow-on public offering	4,827	—	122,327	—	—	—	—	122,327
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	229	—	248	—	—	—	—	248
Payment of officer obligation	—	—	—	—	36	—	—	36
Deferred stock compensation expense associated with stock options	—	—	213	—	—	(213)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	1,401	—	1,401
Compensation expense associated with options issued to non-employees	—	—	783	—	—	—	—	783
Compensation expense associated with the modification of stock options	—	—	109	—	—	—	—	109
Unrealized loss on marketable securities	—	—	—	(80)	—	—	—	(80)
Net loss	—	—	—	—	—	—	(21,662)	(21,662)

Comprehensive loss	—	—	—	—	—	—	—	(21,742)

Balances at December 31, 2005	30,465	$3	$236,190	$(239)	$—	$(2,193)	$(73,606)	$160,155
Issuance of common stock to Sandoz	4,709	1	61,383	—	—	—	—	61,384
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	379	—	1,279	—	—	—	—	1,279
Issuance of restricted stock	745	—	—	—	—	—	—	—
Cancellation of restricted stock	(200)	—	—	—	—	—	—	—
Reclassification of unearned compensation on non-vested share awards upon adoption of SFAS 123R	—	—	(2,193)	—	—	2,193	—	—
Stock-based compensation expense for employees	—	—	11,130	—	—	—	—	11,130
Stock-based compensation expense for non-employees	—	—	272	—	—	—	—	272
Unrealized gain on marketable securities	—	—	—	284	—	—	—	284
Net loss	—	—	—	—	—	—	(51,913)	(51,913)

Comprehensive loss	—	—	—	—	—	—	—	(51,629)

Balances at December 31, 2006	36,098	$4	$308,061	$45	$—	$—	$(125,519)	$182,591
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	143	—	856	—	—	—	—	856
Issuance of restricted stock	248	—	—	—	—	—	—	—
Stock-based compensation expense for employees	—	—	12,682	—	—	—	—	12,682
Stock-based compensation expense for non-employees	—	—	5	—	—	—	—	5
Unrealized gain on marketable securities	—	—	—	287	—	—	—	287
Net loss	—	—	—	—	—	—	(68,881)	(68,881)

Comprehensive loss	—	—	—	—	—	—	—	(68,594)

Balances at December 31, 2007	36,489	$4	$321,604	$332	$—	$—	$(194,400)	$127,540

The accompanying notes are an integral part of these consolidated financial statements

Momenta Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)
Cash Flows from Operating activities:
Net loss	$(68,881)	$(51,913)	$(21,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,308	1,947	967
Stock-based compensation expense	12,687	11,402	2,293
Noncash interest expense	—	—	10
Loss on disposal of assets	92	147	62
(Accretion of discount)/amortization of premium on investments	(5,907)	(1,702)	1,050
Charge for in-process research and development	737	—	—
Amortization of intangibles	268	—	—
Changes in operating assets and liabilities:
Accounts receivable	(747)	—	2,238
Unbilled collaboration revenue	(4,310)	(380)	(1,546)
Prepaid expenses and other current assets	85	730	(1,442)
Restricted cash	2,907	(2,907)	(293)
Other assets	12	(30)	—
Accounts payable	4,821	1,231	(409)
Accrued expenses	187	2,431	1,744
Deferred rent	(312)	429	116
Deferred revenue	(1,283)	13,405	(147)

Net cash used in operating activities	(56,336)	(25,210)	(17,019)

Cash Flows from Investing activities:
Purchase of intangible assets	(2,500)	—	—
Purchases of marketable securities	(242,526)	(243,176)	(151,554)
Proceeds from maturities of marketable securities	314,735	206,612	62,003
Purchase of property and equipment	(8,817)	(9,780)	(3,726)

Net cash provided by (used in) investing activities	60,892	(46,344)	(93,277)

Cash Flows from Financing activities:
Proceeds from public offering of common stock, net of issuance costs	—	—	122,327
Proceeds from issuance of common stock to Sandoz, net of issuance costs	—	61,384	—
Proceeds from issuance of common stock under stock plans	856	1,279	248
Proceeds from financing of leasehold improvements	—	3,199	—
Payments on financed leasehold improvements	(596)	(282)	—
Proceeds from line of credit	—	—	1,551
Principal payments on line of credit	(883)	(845)	(896)
Proceeds from capital lease obligations	4,199	3,735	1,242
Principal payments on capital lease obligations	(1,169)	(455)	—
Payment of officer obligation	—	—	36
Proceeds from assignment of sublease, net of recovery of rent expense	3,724	—	—

Net cash provided by financing activities	6,131	68,015	124,508

Increase (decrease) in cash and cash equivalents	10,687	(3,539)	14,212
Cash and cash equivalents, beginning of period	22,351	25,890	11,678

Cash and cash equivalents, end of period	$33,038	$22,351	$25,890

Supplemental Cash Flow Information:
Cash paid for interest	$808	$504	$163

Non Cash Transactions:
Acquisition of assets under capital lease	$—	$—	$398

Accrued milestone payments to Parivid	$2,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Momenta Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007

1. The Company

Business

        Momenta Pharmaceuticals, Inc. (the "Company" or "Momenta") was incorporated in the state of Delaware on May 17, 2001 and began operations in early 2002. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company specializing in the detailed structural analysis of complex mixture drugs, applying its technology to the development of generic or follow-on versions of complex drug products as well as to the discovery and development of novel drugs. The Company presently derives all of its revenue from research collaborations with pharmaceutical companies.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The Company's consolidated financial statements include the Company's accounts and the accounts of the Company's wholly-owned subsidiary, Momenta Pharmaceuticals Securities Corporation. All intercompany transactions have been eliminated.

Reclassifications

        Certain prior year amounts in the reconciliation of federal statutory income tax provision to the Company's actual provision have been reclassified to conform to the current year presentation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash, Cash Equivalents, and Marketable Securities

        The Company invests its excess cash in bank deposits, money market accounts, corporate debt securities and U.S. government obligations. The Company considers all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost, and primarily consist of money market funds maintained at major U.S. financial institutions. All marketable securities, which primarily represent marketable debt securities, have been classified as "available-for-sale." Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. Management determines the appropriate classification of its investments in marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest earned on marketable securities is included in interest income.

Credit Risks and Concentrations

        Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and marketable securities. The Company has established guidelines relating to diversification and maturities that allow the Company to manage risk.

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, which include cash equivalents and other accrued expenses, approximate their fair values due to their short maturities. The carrying amount of the Company's line of credit and capital lease obligations approximate their fair values due to their variable interest rates.

Unbilled Collaboration Revenue

        Unbilled collaboration revenue represents amounts owed from one collaborative partner at December 31, 2007 and December 31, 2006. The Company has not recorded any allowance for uncollectible accounts or bad debt write-offs and it monitors its receivables to facilitate timely payment.

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

Long-Lived Assets

        The Company evaluates the recoverability of its property, equipment and intangible assets when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, which provides that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the undiscounted future cash flows of such assets or businesses. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. No impairment charges have been required to be recognized through December 31, 2007.

Revenue Recognition

        The Company recognizes revenue from research and development collaboration agreements in accordance with the U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, and Emerging Issues Task Force ("EITF") No. 00-21, Revenue Arrangements With Multiple Deliverables, or EITF 00-21.

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

Stock-Based Compensation Expense

        As discussed more fully in Note 4, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, effective January 1, 2006 under the modified prospective method of adoption. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, is being recognized in the Company's statements of operations in the periods after the date of adoption. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company's employee stock purchase plans.

        Prior to January 1, 2006, the Company followed Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employee, or APB 25, and related interpretations, in accounting for its stock-based compensation plan. Under APB 25, when the exercise price of the employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. For stock options granted prior to January 1, 2006, the Company calculated stock-based compensation expense on a straight-line basis over the requisite service period. For restricted stock granted prior to January 1, 2006, the Company calculated stock-based compensation expense on a straight-line basis over the requisite service period based on the market value on the date of grant.

        SFAS 123 and 123R require the presentation of pro forma information for periods prior to adoption as if the Company had accounted for all stock-based employee compensation expense under the fair value method of those statements. The Company accounted for forfeitures as they occurred.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions to stock-based employee compensation expense:

2005
(In thousands, except per share data)
Net loss as reported	$(21,662)
Add: Stock-based employee compensation expense included in reported net loss	1,510
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(3,119)

Pro forma net loss	$(23,271)

Basic and diluted net loss per share:
As reported	$(0.79)

Pro forma net loss	$(0.85)

        Unvested stock options held by consultants have been revalued using the Company's estimate of fair value at each balance sheet date pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18. Stock-based compensation expense is recorded in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

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

        Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, or FIN 48, the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on the derecognition of previously recognized deferred tax items, measurement, classification, interest and penalties, disclosure and transition. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

Comprehensive Loss

        The Company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income, or SFAS 130. SFAS 130 establishes rules for the reporting and display of comprehensive income (loss) and its components. Accumulated other comprehensive income as of December 31, 2007 and December 31, 2006 consists entirely of unrealized gains and losses on available-for-sale securities. Comprehensive loss for the years ended December 31, 2007, 2006 and 2005 was $68.6 million, $51.6 million and $21.7 million, respectively.

Net Loss Per Share

        The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share, or SFAS 128. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common stock equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is antidilutive. Accordingly, basic and diluted net loss per common share is the same. The total number of shares excluded from the calculations of historical diluted net loss per share, due to their antidilutive effect, was 3,981,601, 3,273,386 and 1,783,611 for the years ended December 31, 2007, 2006 and 2005, respectively.

Segment Reporting

        SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographical areas, and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products. All of the Company's revenue through December 31, 2007 has come from one collaborative partner.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 provides a common definition of fair value and establishes a framework to make measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and the assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 will be effective for the Company's 2008 fiscal year, although early adoption is permitted. The Company does not currently believe the adoption of SFAS 157 will have a material impact on the results of operations, financial position or cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS 159, which allows an entity to elect to record financial assets and liabilities at fair value upon their initial recognition on a contract-by-contract basis. Subsequent changes in fair value would be recognized in earnings as the changes occur. SFAS 159 also establishes additional disclosure requirements for these items stated at fair value. SFAS 159 is effective for the Company's 2008 fiscal year, with early adoption permitted, provided that the Company also adopts SFAS 157. The Company does not currently believe the adoption of SFAS 159 will have a material impact on the results of operations, financial position or cash flows.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a replacement for SFAS No. 141, Business Combinations. The Statement retains the fundamental requirements of SFAS No. 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies at their acquisition date fair values. Additionally, SFAS No. 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that have no alternative future use to be measured at their fair values and expensed at the acquisition date. Statement No. 141(R) now requires that purchased research and development be recognized as an intangible asset. The Company is required to adopt SFAS No. 141(R) prospectively for any acquisitions on or after January 1, 2009 and is currently evaluating the impact this new standard will have on the future results of operations and financial position.

        In December 2007, the FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). EITF 07-1 will be effective for us beginning on January 1, 2009. The Company does not currently believe the adoption of EITF 07-1 will have a material impact on its results of operations, financial position or cash flows.

        In July 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. The task forces reached a consensus that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity's expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The consensus may not be applied to earlier periods. Early adoption of the provisions is not permitted. The Company does not currently believe that the adoption of EITF 07-3 it will have a material impact on the financial position or results of operations.

        In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, or SFAS 160. SFAS 160 requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, that changes in a parent's ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively, as of the beginning of the Company's fiscal year 2010. The Company does not currently have noncontrolling interests, and therefore the adoption of SFAS 160 is not expected to have an impact on the Company's financial position, results of operations or cash flows.

3. Asset Purchase

        In April, 2007, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") with Parivid, LLC ("Parivid"), a data integration and analysis services provider to the Company, and S. Raguram, the principal owner and Chief Technology Officer of Parivid, pursuant to which the Company acquired patent rights, software, know-how and other intangible assets, and assumed certain specified liabilities of Parivid related to the acquired assets, for $2.5 million in cash paid at closing and up to $11.0 million in additional payments, which, if certain milestones are achieved, will be paid in a combination of cash and/or stock.

        The milestone payments include (i) potential cash payments of no more than $2.0 million if certain milestones are achieved within two years from the date of the Purchase Agreement and (ii) the issuance of up to $9.0 million of the Company's common stock to Parivid if certain other milestones are achieved within fifteen years of the date of the Purchase Agreement. In addition, upon the completion and satisfaction of those milestones that trigger the issuance of shares of the Company's common stock, the Company has granted Parivid certain registration rights under the Securities Act of 1933, as amended, with respect to such shares. The Company also entered into an employment agreement with S. Raguram.

        As part of the acquisition of assets from Parivid, two previous collaboration agreements that had been in place with Parivid were terminated. S. Raguram is the brother of a member of the Company's Board of Directors, who received no consideration in connection with the execution of the Purchase Agreement.

        The Company has recorded a total purchase price of $4.5 million that includes $2.5 million paid in cash at the closing and $2.0 million in milestone payments, which are probable. The total purchase price was allocated to the assets acquired based on their estimated relative fair values at the date of acquisition. The fair values of the acquired assets were determined using a combination of the income approach and the comparative business valuation method. At the date of acquisition, the Company recorded an acquired in-process research and development charge of $0.7 million, which is included in research and development expense in the consolidated statement of operations for the year ended December 31, 2007.

        As of December 31, 2007, intangible assets, net of accumulated amortization, are as follows (in thousands):

		December 31, 2007
	Estimated Life	Gross Carrying Amount	Accumulated Amortization
Core technology	12 years	$3,593	$(209)
Non-compete agreement	2 years	170	(59)

Total intangible assets		$3,763	$(268)

        Amortization is computed using the straight-line method over the useful lives of the respective intangible assets. Amortization expense was $0.3 million during year ended December 31, 2007.

        The Company expects to incur amortization expense ranging from $0.3 million to $0.4 million per year for each of the next five years.

4. Stock-Based Compensation

SFAS 123R Compensation Expense

        As discussed in Note 2, the Company adopted SFAS 123R effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in its statements of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company's employee stock purchase plan. The Company recognizes stock-based compensation expense equal to the fair value of stock options on a straight-line basis over the requisite service period. Restricted stock awards are recorded as compensation cost, based on the market value on the date of the grant, on a straight-line basis over the requisite service period. The Company issues new shares to satisfy stock option exercises, the issuance of restricted stock and stock issued under the Company's employee stock purchase plan.

        Total compensation cost for all share-based payment arrangements including employee, director, consultant and advisor stock options, restricted stock and the Company's employee stock purchase plan for the years ended December 31, 2007, 2006 and 2005 was $12.7 million, $11.4 million and $2.3 million, respectively.

        In accordance with SFAS 123R, the fair value of each option award was estimated on the date of grant using the Black-Scholes- Merton option-pricing model that uses the assumptions noted in the table below. In the fourth quarter of 2007, the Company considered implied volatilities of its own currently traded options to provide an estimate of volatility based upon current trading activity. After considering other factors such as its stage of development and the length of time the Company has been public, the Company concluded that a blended volatility rate based upon the most recent three-and-one-half year period of its own historical performance, as well as the implied volatilities of its own currently traded options, better reflects the expected volatility of its stock going forward. The Company uses a blend of its own historical data and peer data to estimate option exercise and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option. For purposes of identifying peer entities, the Company considered characteristics such as industry, stage of life cycle and financial leverage. The Company updates these assumptions on a quarterly basis to reflect recent historical data. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

        The following table summarizes the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Stock Options			Stock Purchase Plan
	2007	2006	2005	2007	2006	2005
Expected volatility	76%	72%	80%	74%	68%	80%
Expected dividends	—	—	—	—	—	—
Expected life (years)	6	6	6	0.5	0.5	1.0
Risk-free interest rate	4.7%	4.8%	4.0%	4.8%	5.2%	4%

        SFAS 123R requires the application of an estimated forfeiture rate to current period expense to recognize stock-based compensation expense only for those awards expected to vest. The Company estimates forfeitures based upon historical data, adjusted for known trends, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ from such estimates. Subsequent changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods.

2004 Stock Incentive Plan

        The Company's 2004 Stock Incentive Plan, as amended (the "Incentive Plan"), allows for the granting of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights and other stock-based awards to employees, officers, directors, consultants and advisors. At December 31, 2007, the Company was authorized to issue up to 5,750,838 shares of common stock with annual increases (to be added on the first day of the Company's fiscal years during the period beginning in fiscal year 2005 and ending on the second day of fiscal year 2013) equal to the lowest of (i) 1,974,393 shares, (ii) 5% of the then outstanding number of common shares or (iii) such other amount as the Board of Directors may authorize. Effective January 1, 2008, the Company's Board of Directors increased the number of authorized shares by 1,823,491.

        Incentive stock options are granted only to employees of the Company. Incentive stock options granted to employees who own more than 10% of the total combined voting power of all classes of stock will be granted at no less than 110% of the fair market value of the Company's common stock on the date of grant. Incentive stock options generally vest ratably over four years. Non-statutory stock options may be granted to employees, officers, directors, consultants and advisors. Non-statutory stock options granted have varying vesting schedules. Incentive and non-statutory stock options generally expire ten years after the date of grant.

        Under the 2004 Employee Stock Purchase Plan, participating employees purchase common stock through payroll deductions. An employee may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld through payroll deductions. The purchase price is equal to 85% of the lower of the closing price of the Company's common stock on the first business day and the last business day of the relevant plan period. The plan periods begin on February 1 and August 1 of each year. The Company issued 42,689 shares of common stock to employees under the plan during the year ended December 31, 2007. During the years ended December 31, 2007 and 2006, the Company recorded stock-based compensation expense of $0.2 million. The Company did not record stock-based compensation expense during the year ended December 31, 2005. At December 31, 2007, subscriptions were outstanding for an estimated 21,430 shares at approximately $8.35 per share. The weighted average grant date fair value of the offerings during 2007, 2006 and 2005 was $4.88, $6.27 and $14.95, respectively.

        Shares of common stock reserved for future issuance at December 31, 2007 are as follows (in thousands):

Shares available for grant under stock option plans	2,076
Shares available for exercise of stock options	1,739
Shares available for grant under employee stock purchase plan	435

Total	4,250

        The following table presents stock option activity of the Company's stock plan for the year ended December 31, 2007:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	2,730	$12.38
Granted	831	11.47
Exercised	(101)	4.09
Forfeited	(189)	15.26
Expired	(77)	21.07

Outstanding at December 31, 2007	3,194	$12.02	7.67	$3,097

Exercisable at December 31, 2007	1,739	$10.28	6.95	$2,927

Vested or expected to vest at December 31, 2007	3,016	$11.89	7.61	$3,077

        The weighted average grant date fair value of options granted during 2007, 2006 and 2005 was $7.90, $11.50 and $10.54 per option, respectively. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $1.0 million, $4.9 million and $3.5 million, respectively. At December 31, 2007, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $13.4 million, including estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.5 years. The total fair value of shares vested during 2007, 2006 and 2005 was $7.3 million, $7.0 million and $1.5 million, respectively.

        Cash received from option exercises for 2007, 2006 and 2005 was $0.4 million, $1.0 million and $0.2 million, respectively. Due to the Company's net loss position, the tax benefit related to the tax deductions from option exercises was not realized in any of the periods presented.

Restricted Stock Awards

        A summary of the status of nonvested shares of restricted stock as of December 31, 2007, and the changes during the year then ended, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at January 1, 2007	545	$22.07
Granted	248	14.39
Vested	(4)	16.94
Forfeited	—	—

Nonvested at December 31, 2007	789	$19.68

        Awards of restricted stock have been granted to certain employees, officers and directors and generally fully vest four years from the grant date, although certain awards have performance conditions such as the commercial launch of M-Enoxaparin in the U.S.

        Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of December 31, 2007 are summarized below:

Vesting Schedule	Nonvested Shares
(in thousands)
Time-based	144
Performance-based	645

Nonvested at December 31, 2007	789

        In December 2007, the Company revised the implicit service period for certain performance-based restricted stock awards due to a change in the expected vesting date. As a result of this change in estimate, the Company's net loss and net loss per share was $2.6 million and $0.07 per share, respectively, less than had the estimate remained unchanged for the year ended December 31, 2007. The total fair value of shares of restricted stock vested during 2007, 2006 and 2005 was $64,000, $0 and $0.4 million, respectively. The Company recorded stock-based compensation expense of $5.4 million, $5.0 million and $0.4 million related to outstanding restricted stock awards during 2007, 2006 and 2005, respectively. As of December 31, 2007, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $5.2 million, including estimated forfeitures, which is expected to be recognized over the weighted average remaining requisite service period of 1.7 years.

Stock Options Granted to Non-Employee Consultants

        As of December 31, 2007, the Company had granted stock options to purchase 154,162 shares of common stock to consultants. These stock options were granted in exchange for consulting services to be rendered and vest over periods of up to four years. During 2007, 7,812 stock options were cancelled due to the termination of certain consulting agreements. As of December 31, 2007, all outstanding options are fully vested. The Company recorded a stock-based compensation expense, using the accelerated method under FIN 28, of $5,000, $0.3 million and $0.8 million during 2007, 2006 and 2005, respectively. The fair value of the options is estimated on the date of grant and subsequently revalued at each reporting period over their vesting period using the Black-Scholes-Merton option pricing model and assumptions including an expected life ranging from three to ten years, volatility of approximately 72% to 76% and risk free interest rates ranging from 4.2% to 5.0%.

5. Collaborations and License Agreements

2003 Sandoz Collaboration

        In November 2003, the Company entered into a collaboration and license agreement (the "2003 Sandoz Collaboration") with Sandoz N.V. and Sandoz Inc. to jointly develop and commercialize M-Enoxaparin, a generic version of Lovenox®, a low molecular weight heparin. Sandoz N.V. later assigned its rights and obligations under the 2003 Sandoz Collaboration to Sandoz AG. Sandoz AG and Sandoz Inc. are collectively referred to as "Sandoz." Under the 2003 Sandoz Collaboration, the Company granted Sandoz the exclusive right to manufacture, distribute and sell M-Enoxaparin in the United States. The Company agreed to provide development and related services on a commercially reasonable best-efforts basis, which includes developing a manufacturing process to make M-Enoxaparin, scaling up the process, contributing to the preparation of an Abbreviated New Drug Application, or ANDA, in Sandoz' name to be filed with the Food & Drug Administration, or FDA, further scaling up the manufacturing process to commercial scale, and related development of intellectual property. The Company has the right to participate in a joint steering committee which is responsible for overseeing development, legal and commercial activities and approves the annual collaboration plan. Sandoz is responsible for commercialization activities and will exclusively distribute and market the product.

        As compensation under the 2003 Sandoz Collaboration, the Company received a $588,000 non-refundable up-front payment as reimbursement for certain specified vendor costs that were incurred prior to the effective date of the 2003 Sandoz Collaboration. The Company is paid at cost for external costs incurred for development and related activities and is paid for full time equivalents ("FTEs") performing development and related services. In addition, Sandoz will, in the event there are no third party competitors marketing a Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration) share profits with the Company. Alternatively, in certain circumstances, if there are third party competitors marketing a Lovenox-Equivalent Product, Sandoz will pay royalties to the Company on net sales of injectable M-Enoxaparin. If certain milestones are achieved with respect to injectable M-Enoxaparin under certain circumstances, Sandoz will make payments to the Company, which would reach $55 million if all such milestones are achieved. A portion of the development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, will be offset against profit-sharing amounts, royalties and milestone payments. Sandoz also may offset a portion of any product liability costs and certain other expenses arising from patent litigation against any profit-sharing amounts, royalties and milestone payments. The Company has not earned any milestones, royalties or profit-share to date.

        The Company recognizes the $588,000 non-refundable up-front payment as revenue on a straight line basis over the estimated M-Enoxaparin development period. In December 2007, the Company revised its estimate of the development period from 4 years to approximately 5 years due to a change in the projected timing of regulatory activities. The change in estimate is not material to the Company's net loss or net loss per share for the year ended December 31, 2007. The Company recognized revenue relating to this up-front payment of approximately $0.1 million for the year ended December 31, 2007.

        The Company recognizes revenue from FTE services and revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenues from external development costs are recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third party vendors for such development and related services, except with respect to any amounts due

Sandoz for manufacturing raw material purchases, which are recorded on a net basis as an offset to the related development expense pursuant to the provisions of EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. The Company purchased $3.3 million and $1.5 million of manufacturing raw material in 2006 and 2005, respectively. There were no such manufacturing raw material purchases during 2007.

2006 Sandoz Collaboration

        In July 2006, the Company entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement, each with Novartis Pharma AG, and a Memorandum of Understanding (the "MOU") with Sandoz AG, an affiliate of Novartis Pharma AG. On June 13, 2007, the Company and Sandoz AG executed a definitive collaboration and license agreement (the "Definitive Agreement"), which superseded the MOU. Together, this series of agreements is referred to as the "2006 Sandoz Collaboration."

        Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of the Company's common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million. The Company recognizes revenue from the $13.6 million paid premium on a straight-line basis over the estimated development period of approximately six years beginning in June 2007. The Company recognized revenue relating to this paid premium of approximately $1.2 million for the year ended December 31, 2007. Under the 2006 Sandoz Collaboration, the Company and Sandoz AG expanded the M-Enoxaparin geographic markets covered by the 2003 Sandoz Collaboration to include the European Union and further agreed to exclusively collaborate on the development and commercialization of three other follow-on and complex generic products for sale in specified regions of the world. Each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions. The Company has agreed to provide development and related services on a commercially reasonable best-efforts basis, which includes developing a manufacturing process to make the products, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale, and related development of intellectual property. The Company has the right to participate in a joint steering committee, which is responsible for overseeing development, legal and commercial activities and approves the annual collaboration plan. Sandoz AG is responsible for commercialization activities and will exclusively distribute and market the products.

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

Massachusetts Institute of Technology

        The Company has two patent license agreements with the Massachusetts Institute of Technology ("M.I.T.") that grant the Company various exclusive and nonexclusive worldwide licenses, with the right to grant sublicenses, under certain patents and patent applications relating to methods and technologies for analyzing and characterizing sugars and certain heparins, heparinases and other enzymes and synthesis methods. Subject to typical retained rights of M.I.T. and the United States government, the Company was granted exclusive rights under certain of these patents and applications in certain fields.

        In exchange for these rights, the Company paid M.I.T. a license issue fee, and pays annual license maintenance fees. The Company, upon commercialization, is also required to pay M.I.T. royalties on products and services covered by the licenses and sold by the Company or its affiliates or sublicensees, a percentage of certain other income received by the Company from corporate partners and sublicensees, and certain patent prosecution and maintenance costs. M.I.T. and certain contributing individuals were also issued shares of the Company's common stock. The Company recorded license fee expense of $82,500, $487,500 and $82,500 related to these agreements in the years ended December 31, 2007, 2006 and 2005, respectively.

        The Company must meet certain diligence requirements in order to maintain its licenses under the two agreements. Under the agreements, the Company must expend at least $1.0 to $1.2 million per year commencing in 2005 towards the research, development and commercialization of products and processes covered by the agreements. In addition, the Company is obligated to make first commercial sales and meet certain minimum sales thresholds of products or processes including, under the amended and restated agreement, a first commercial sale of a product or process no later than June 2013 and minimal sales of products thereafter, ranging from $0.5 million to $5.0 million annually. If the Company fails to meet its diligence obligations, M.I.T. may, as its sole remedy, convert the exclusive licenses granted to the Company under the amended and restated license agreement to non-exclusive licenses. Under the license agreement covering sequencing machines, M.I.T. has the right to treat the Company's failure to fulfill its diligence obligations as a material breach of the license agreement.

        If, due to the Company's failure to meet diligence obligations, M.I.T. converts certain of the Company's exclusive licenses to non-exclusive, or if M.I.T. terminates one of the agreements, M.I.T. will honor the exclusive nature of the sublicense the Company granted to Sandoz so long as Sandoz both continues to fulfill its obligations to the Company under the 2003 Sandoz Collaboration, 2006 Sandoz Collaboration and license agreement and agrees to assume the Company's rights and obligations to M.I.T.

6. Cash, Cash Equivalents, and Marketable Securities

        The following is a summary of cash, cash equivalents, and marketable securities as of December 31, 2007 and 2006 (in thousands):

December 31, 2007	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$24,070	$—	$—	$24,070
Corporate debt securities due in one year or less	111,535	335	(3)	111,867

Total	$135,605	$335	$(3)	$135,937

Reported as:
Cash and cash equivalents	$33,025	$13	$—	$33,038
Marketable securities	102,580	322	(3)	102,899

Total	$135,605	$335	$(3)	$135,937

December 31, 2006	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$19,444	$—	$—	$19,444
Corporate debt securities due in one year or less	171,776	58	(13)	171,821

Total	$191,220	$58	$(13)	$191,265

Reported as:
Cash and cash equivalents	$22,351	$—	$—	$22,351
Marketable securities	168,869	58	(13)	168,914

Total	$191,220	$58	$(13)	$191,265

        The following table summarizes the aggregate fair value of corporate debt securities in an unrealized loss position for less than one year at December 31, 2007 and 2006. There are no unrealized loss positions for any corporate debt securities due in greater than one year. The Company reviews its investments for other than temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment's carrying value is not recoverable within a reasonable period of time. At December 31, 2007 and 2006, there were three and four marketable securities in an unrealized loss position, respectively. Investments in an unrealized loss position at December 31, 2007 and 2006 were caused by fluctuations in interest rates. The Company reviewed its investments with unrealized losses and has concluded that no other-than-temporary impairment existed at December 31, 2007 and 2006 as the Company has the ability and intent to hold these investments to maturity. The Company had no realized gains or losses during the years ended December 31, 2007, 2006 or 2005.

	2007		2006
(in thousands)	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Corporate debt securities due in one year or less	$4,508	$ $(3)	$18,676	$(13)

7. Property and Equipment

        At December 31, 2007 and 2006, property and equipment, net consists of the following (in thousands):

	2007	2006	Depreciable Lives
Computer equipment	$250	$171	3 years
Software	2,223	935	3 years
Office furniture and equipment	877	920	5 to 6 years
Laboratory equipment	3,722	4,991	7 years
Leasehold improvements	4,384	4,022	Shorter of asset life or lease term
Equipment purchased under capital lease obligations	10,061	5,570	3 to 7 years
Less: accumulated depreciation	(6,221)	(3,006)

	$15,296	$13,603

        Depreciation and amortization expense, including amortization of assets recorded under capital leases, amounted to $3.3 million, $1.9 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005.

8. Restricted Cash

        In September 2004, $1.5 million of the Company's cash was designated as collateral for a letter of credit related to the lease of office and laboratory space. This balance will remain restricted during the 80-month lease term and the Company will continue to earn interest on the balance. In December 2005, this balance was increased to $1.8 million due to an increase in leased space.

        In October 2006, an additional $2.9 million of the Company's cash was designated as collateral for a letter of credit related to the lease of additional office and laboratory space. In July of 2007, as a result of an evaluation of its space needs the Company determined the additional office and laboratory space leased, but not yet occupied, was in excess of the Company's present requirements. In October 2007, the Company cancelled the letter of credit associated with the additional office and laboratory space, in connection with the assumption of the related lease agreement by a third party as discussed in Note 14, and reclassified $2.9 million from restricted cash to cash and cash equivalents.

9. Accrued Expenses

        At December 31, 2007 and 2006, accrued expenses consisted of the following (in thousands):

	2007	2006
Accrued compensation	$2,923	$2,661
Accrued contracted research costs	2,205	2,152
Accrued professional fees	548	680
Other	297	293

	$5,973	$5,786

10. Preferred Stock

Shareholders' Rights Agreement

        Effective November 7, 2005, the Board of Directors of the Company declared a dividend of one right (collectively, the "Rights") to buy one one-thousandth of a share of newly designated Series A

Junior Participating Preferred Stock ("Series A Junior Preferred Stock") for each outstanding share of the Company's common stock to stockholders of record at the close of business on November 18, 2005. Initially, the Rights are not exercisable and will be attached to all certificates representing outstanding shares of common stock, and no separate Rights Certificates will be distributed. The Rights will expire at the close of business on November 6, 2008 unless earlier redeemed or exchanged. Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including the right to vote or to receive dividends. The rights are not immediately exercisable. Subject to the terms and conditions of the Rights Agreement entered into by the Company with American Stock Transfer & Trust Company, as Rights Agent (the "Rights Agreement"), the Rights will become exercisable upon the earlier of (1) 10 business days following the later of (a) the first date of a public announcement that a person or group (an "Acquiring Person") acquires, or obtained the right to acquire, beneficial ownership of 20 percent or more of the outstanding shares of common stock of the Company or (b) the first date on which an executive officer of the Company has actual knowledge that an Acquiring Person has become such or (2) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning more than 20 percent of the outstanding shares of common stock of the Company.

        Each right entitles the holder to purchase one one-thousandth of a share of Series A Junior Preferred Stock at an initial purchase price of $125.00 in cash, subject to adjustment. In the event that any person or group becomes an Acquiring Person, unless the event causing the 20% threshold to be crossed is an offer permitted pursuant to the Rights Agreement, each Right not owned by the Acquiring Person will entitle its holder to receive, upon exercise, that number of shares of common stock of the Company (or in certain circumstances, cash, property or other securities of the Company), which equals the exercise price of the Right divided by 50% of the current market price (as defined in the Rights Agreement) per share of such common stock at the date of the occurrence of the event. In the event that, at any time after any person or group becomes an Acquiring Person, (i) the Company is consolidated with, or merged with and into, another entity and the Company is not the surviving entity of such consolidation or merger (other than a consolidation or merger which follows a Permitted Offer) or if the Company is the surviving entity, but shares of its outstanding Common Stock are changed or exchanged for stock or securities (of any other person) or cash or any other property, or (ii) more than 50% of the Company's assets or earning power is sold or transferred, each holder of a Right (except Rights which previously have been voided as set forth in the Rights Agreement) shall thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring company which equals the exercise price of the Right divided by 50% of the current market price of such common stock at the date of the occurrence of the event.

11. Common Stock

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

12. Income Taxes

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, or FIN 48.

The adoption of FIN 48 did not result in any adjustments to the Company's financial statements. Certain amounts have been reclassified in the deferred tax disclosures in order to comply with FIN 48.

        As of January 1, 2007, the Company recorded a reduction in its deferred tax asset valuation allowance of approximately $3.1 million for unrecognized tax benefits related to research and development tax credit and net operating losses. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance, January 1, 2007	$3,318
Additions for tax positions related to 2007	1,107
Additions for tax positions related to pre 2007	—
Reductions for tax positions related to pre 2007	—

Balance, December 31, 2007	$4,425

        Of the unrecognized tax benefit of approximately $4.4 million at December 31, 2007, the amount that would impact the Company's effective tax rate, if recognized, is approximately $4.1 million. The difference between the total amount of the unrecognized tax benefits and the amount that would affect the effective tax rate consists of the federal tax benefit of research and development credits and net operating losses and the federal tax benefit of state research and development credits.

        The Company recognizes both accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company did not recognize any interest and penalties in the year ended December 31, 2007, or since the adoption of FIN 48.

        At December 31, 2007, the Company had federal and state net operating loss ("NOL") carryforwards of $127.3 million and $139.6 million available, respectively, to reduce future taxable income and which will expire at various dates through 2027. Of this amount, approximately $4.3 million of federal and state net operating loss carryforwards relate to stock option deductions and the related tax benefit will be recognized in equity when realized. At December 31, 2007, federal and state research and development and other credit carryforwards were $2.9 million and $2.1 million, respectively, available to reduce future tax liabilities, and, which will expire at various dates beginning in 2016 through 2027.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Federal and state net operating losses	$50,302	$29,277
Research credits	4,341	4,040
Deferred compensation	7,881	480
Deferred revenue	4,990	5,507
Accrued expenses	150	116
Intangibles	360	—
Capital leases	4,144	3,164

Total deferred tax assets	72,168	42,584
Deferred tax liabilities:
Depreciation	(4,856)	(3,702)
Unrealized gain on marketable securities	(116)	(16)

Total deferred tax liabilities	(4,972)	(3,718)
Valuation allowance	(67,196)	(38,866)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $28.3 million for the year ended December 31, 2007, primarily as a result of the current period loss.

        A reconciliation of federal statutory income tax provision to the Company's actual provision for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Benefit at federal statutory tax rate	$(23,381)	$(17,651)	$(7,365)
Change in valuation allowance	23,573	15,318	7,597
Stock-based compensation	810	3,669	470
Tax credits	(1,021)	(1,354)	(713)
Other	19	18	11

Income tax provision	$—	$—	$—

13. Line of Credit

        In December 2004, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank"). Under the terms of the Loan Agreement, the Company was eligible to borrow up to an aggregate of $3.0 million solely for reimbursement of purchases of Eligible Equipment, as defined under the Loan Agreement. As of December 31, 2005, the Company had drawn $3.0 million against the Loan Agreement. The Company was not obligated to draw down any amounts under the Loan Agreement and any borrowings bear interest at the per annum rate of the U.S. Treasury note yield to maturity for a term equal to forty-two months plus 5%, which rate was fixed on the funding date for each advance under the Loan Agreement. Advances under the Loan Agreement are to be repaid over a forty-two month period commencing on the applicable funding date. To secure the payment and performance in full of the Company's obligations under the

Loan Agreement, the Company granted to the Bank a continuing security interest in the Collateral, as such term is defined under the Loan Agreement and which essentially includes all Eligible Equipment and records relating thereto. As of December 31, 2007, the Company had approximately $0.7 million in borrowings outstanding under the Loan Agreement subject to interest rates ranging from 8.46% to 9.18%.

        The following schedule sets forth the principal payments due as of December 31, 2007 (in thousands):

2008	$721
2009	17

Total	$738

14. Commitments and Contingencies

Capital and Operating Leases

        In December 2005, the Company entered into a Master Lease Agreement (the "Agreement") with General Electric Capital Corporation ("GECC"). Under the Agreement, the Company may lease office, laboratory, computer and other equipment from GECC by executing specified equipment schedules with GECC. Each equipment schedule will specify the lease term with respect to the underlying leased equipment. As of December 31, 2007, the Company had drawn $9.6 million against the Agreement. Borrowings under the agreement are payable over a 54-month period at effective annual interest rates of 7.51% to 9.39%. In accordance with the Agreement, should the effective corporate income tax rate for calendar-year taxpayers increase above 35%, GECC will have the right to increase rent payments by requiring payment of a single additional sum, calculated in accordance with the Agreement. The Agreement also provides the Company an early purchase option after 48 months at a predetermined fair market value, which the Company intends to exercise. As a result, the Agreement is considered a capital lease for accounting purposes and the equipment is included in property and equipment. Under the Agreement, if any material adverse change in the Company or its business occurs, as solely determined by GECC, the total unpaid principal would become immediately due and payable. There have been no events of default under this agreement. As of December 31, 2007, the Company had approximately $8.0 million in outstanding borrowings under the agreement.

        The Company leases office space and equipment under various operating lease agreements. Rent expense for office space under operating leases amounted to $4.9 million, $5.4 million and $2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        In September 2004, the Company entered into an agreement to lease 53,323 square feet of office and laboratory space located at 675 West Kendall Street, Cambridge, Massachusetts, for a term of 80 months (the "West Kendall Sublease"). The Company has an option to extend the West Kendall Sublease for one additional term of 48 months, ending April 2015, or on such other earlier date as provided in accordance with the West Kendall Sublease. In November 2005, the Company amended the West Kendall Sublease to lease an additional 25,131 square feet in its current premises through April 2011. Under the lease amendment, the landlord agreed to finance the leasehold improvements. In accordance with FASB Staff Position (FSP) 13-1, Accounting for Rental Costs Incurred during a Construction Period, the Company commenced expensing the applicable rent on a straight line basis beginning with the commencement of the construction period. The construction period was completed in June 2006. In accordance with EITF 97-10, The Effect of Lessee Involvement in Asset Construction, the Company was the owner of the leasehold assets during the construction period, and as of December 31, 2007, the Company has recorded $3.2 million in leasehold improvements offset by $2.3 million as a related lease financing liability.

        In October 2006, the Company entered into an agreement to lease approximately 22,300 square feet of office and research space located in Cambridge, Massachusetts (the "Third Street Sublease"). In July of 2007, as a result of an evaluation of its space needs the Company determined that the office and laboratory space leased, but not yet occupied, under the Third Street Sublease was in excess of the Company's present requirements. Accordingly, in October 2007, the Company executed an agreement pursuant to which a third party agreed to assume the Company's rights and obligations under the Third Street Sublease. Under the agreement the third party paid the Company approximately $4.4 million to offset certain rent payments and fees paid by the Company to architects, contractors, brokers and other vendors engaged to build out the space. The effect of this transaction was a reduction in the Company's property and equipment of approximately $3.7 million and a recovery of operating expenses of approximately $0.7 million. In addition, upon the cancellation of the letter of credit associated with the Third Street Sublease, $2.9 million was reclassified from restricted cash to cash and cash equivalents.

        Future minimum capital and total operating lease commitments as of December 31, 2007 are as follows (in thousands):

	Operating Lease	Capital Lease
2008	$3,578	$2,318
2009	3,567	2,671
2010	3,556	2,626
2011	1,185	1,817

Total future minimum lease payments	$11,886	9,432

Less—Amounts representing interest		(1,463)

Capital lease obligation at December 31, 2007		7,969
Less—Current maturities		(1,696)

Capital lease obligation, net of current maturities		$6,273

License Agreements

        In connection with license arrangements with the research universities discussed in Note 5, the Company has certain annual fixed obligations to pay these institutions fees for the technology licensed. At December 31, 2007, financial obligations under these agreements for 2008 and 2009 amounted to $0.1 million and $0.2 million, respectively. After 2010, the annual obligations, which extend indefinitely, are approximately $0.2 million per year. The Company may terminate the agreements at any time without further annual obligations. Annual payments may be applied towards royalties payable to the licensors for that year for product sales, sublicensing of the patent rights or joint development revenue.

Legal Contingencies

        Companies that seek to market a generic version of a branded product can be sued for infringing patents that purportedly cover the branded product and/or methods of using the product if the proposed marketing is to occur before the branded product's patents expire. The Company is not currently engaged in any actual or threatened material litigation; however, in August 2006, Sanofi-Aventis brought a patent infringement suit against Sandoz in connection with regulatory filings seeking approval to market M-Enoxaparin in the U.S. This case has been stayed through March 2008, pending the outcome in a similar lawsuit between Sanofi-Aventis and third parties unrelated to the Company. The Company believes that its product development plans will likely cause patent infringement litigation in the future. The accompanying consolidated financial statements do not include any provision for such potential litigation.

15. 401(k) Plan

        The Company has a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company has discretion to make contributions to the plan. In March 2005, the Company's Board of Directors approved a match of 50% of the first 6% contributed by employees, effective for the 2004 plan year and thereafter. The Company recorded $0.4 million, $0.2 million and $0.2 million of such match expense in the years ended December 31, 2007, 2006 and 2005, respectively.

16. Related Party Transactions

        The Company purchased $3.3 million and $1.5 million of heparin in 2006 and 2005, respectively, from Sandoz GmbH, which in turn was reimbursed under the Company's collaboration agreement with Sandoz N.V. and Sandoz, Inc. The Company did not purchase any heparin from Sandoz GmbH in 2007. The Company did not have any material outstanding payables to Sandoz at December 31, 2007 and 2006.

        Parivid, LLC, a company that provided data integration and analysis services to the Company, was considered to be a related party as a co-founder and member of the Company's Board of Directors is the brother of the former chief technology officer of Parivid. The Company recorded $0.2 million, $1.0 million and $0.7 million as research and development expense related to work performed by Parivid in the years ended December 31, 2007, 2006 and 2005, respectively. As described in Note 3, the Company entered into a Purchase Agreement with Parivid and has recorded a total purchase price of $4.5 million that includes $2.5 million paid in cash at the closing and $2.0 million in milestone payments which are probable and accrued at December 31, 2007.

17. Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
2007
Collaboration revenues	$2,242	$4,175	$5,145	$9,999
Net loss	(16,963)	(18,759)	(18,868)	(14,291)
Basic and diluted net loss per common share	$(0.48)	$(0.53)	$(0.53)	$(0.40)
Shares used in computing basic and diluted net loss per share	35,584	35,613	35,664	35,695
2006
Collaboration revenues	$2,506	$5,397	$4,058	$4,038
Net loss	(11,331)	(12,584)	(12,015)	(15,983)
Basic and diluted net loss per common share	$(0.37)	$(0.41)	$(0.37)	$(0.45)
Shares used in computing basic and diluted net loss per share	30,444	30,532	32,334	35,518

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

1.    Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.

2.    Internal Control Over Financial Reporting

        (a)    Management's Annual Report on Internal Control Over Financial Reporting

        The management of Momenta is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Momenta's management, including the supervision and participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework."

        Based on our assessment, management has concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

        The Company's independent registered public accounting firm has issued its report on the effectiveness of the Company's internal control over financial reporting. This report appears below.

  (b)
  Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders of Momenta Pharmaceuticals, Inc.

        We have audited Momenta Pharmaceuticals, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Momenta Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weaknesses exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Momenta Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007 of Momenta Pharmaceuticals, Inc. and our report dated March 6, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 6, 2008

        (c) Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended as of December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors", "Corporate Governance—Our Executive Officers", "Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance—Board Committees" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

        We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We make available our code of business conduct and ethics free of charge through our website which is located at www.momentapharma.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the NASDAQ Global Market by filing such amendment or waiver with the Securities and Exchange Commission and by posting it on our website.

Item 11.    EXECUTIVE COMPENSATION

        The discussion under the headings "Executive Compensation", "Compensation of Directors", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information specified in Item 407(e)(5) of Regulation S-K and set forth in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is not incorporated by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The discussion under the headings "Certain Relationships and Related Transactions" and "Corporate Governance—Board Determination of Independence" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The discussion under the heading "Ratification of Selection of Independent Registered Public Accounting Firm" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of March, 2008.

MOMENTA PHARMACEUTICALS, INC.
By:	/s/ CRAIG A. WHEELER Craig A. Wheeler Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG A. WHEELER Craig A. Wheeler	President and Chief Executive Officer; Director (Principal Executive Officer)	March 10, 2008
/s/ RICHARD P. SHEA Richard P. Shea	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2008
/s/ PETER BARRETT Peter Barrett	Chairman of the Board and Director	March 10, 2008
/s/ JOHN K. CLARKE John K. Clarke	Director	March 10, 2008
/s/ ALAN L. CRANE Alan L. Crane	Director	March 10, 2008
/s/ MARSHA H. FANUCCI Marsha H. Fanucci	Director	March 10, 2008
/s/ PETER BARTON HUTT Peter Barton Hutt	Director	March 10, 2008
/s/ ROBERT S. LANGER, JR. Robert S. Langer, Jr.	Director	March 10, 2008
/s/ STEPHEN T. REEDERS Stephen T. Reeders	Director	March 10, 2008
/s/ RAM SASISEKHARAN Ram Sasisekharan	Director	March 10, 2008
/s/ BENNETT M. SHAPIRO Bennett M. Shapiro	Director	March 10, 2008
/s/ ELIZABETH STONER Elizabeth Stoner	Director	March 10, 2008

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
	Articles of Incorporation and By-Laws
3.1	Third Amended and Restated Certificate of Incorporation	S-1	3.3	3/11/2004	333-113522
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant	8-K	3.1	11/8/2005	000-50797
3.3	Second Amended and Restated By-Laws	S-1	3.4	3/11/2004	333-113522
	Instruments Defining the Rights of Security Holders
4.1	Specimen Certificate evidencing shares of common stock	S-1/A	4.1	6/15/2004	333-113522
4.2	Second Amended and Restated Investors' Rights Agreement, dated as of February 27, 2004, by and among the Purchasers listed therein, the Founders listed therein and the Registrant; Amendment No. 1 to Second Amended and Restated Investors' Rights Agreement dated June 10, 2004, by and among the Registrant and the Investors set forth therein	S-1/A	4.3	6/15/2004	333-113522
4.3	Rights Agreement, dated as of November 7, 2005, between American Stock Transfer & Trust Company, as Rights Agent, and the Registrant	8-K	4.1	11/8/2005	000-50797
4.4	Investor Rights Agreement, dated as of July 25, 2006, by and between Novartis Pharma AG and the Registrant	10-Q	10.2	11/8/2006	000-50797
	Material Contracts—License Agreements
10.1†	Collaboration and License Agreement, dated November 1, 2003, by and among Biochemie West Indies, N.V., Geneva Pharmaceuticals, Inc. and the Registrant	S-1/A	10.4	5/11/2004	333-113522

10.2†	Amended and Restated Exclusive Patent License Agreement, dated November 1, 2002, by and between the Massachusetts Institute of Technology and the Registrant (the "November 1, 2002 M.I.T. License"); First Amendment to the November 1, 2002 M.I.T. License, dated November 15, 2002, by and between the Massachusetts Institute of Technology and the Registrant; Letter Agreement, dated September 12, 2003, between the Massachusetts Institute of Technology and the Registrant; Letter Agreement, dated October 22, 2003, between the Massachusetts Institute of Technology and the Registrant; Second Amendment to the November 1, 2002 M.I.T. License, dated November 19, 2003, by and between the Massachusetts Institute of Technology and the Registrant; Third Amendment to the November 1, 2002 M.I.T. License, dated April 2, 2004, by and between the Massachusetts Institute of Technology and the Registrant	8-K	10.1	8/15/2006	000-50797
10.3†	Letter Agreement Regarding November 1, 2002 M.I.T. License, dated August 4, 2006, between the Massachusetts Institute of Technology and the Registrant	8-K	10.1	8/15/2006	000-50797
10.4†	Letter Agreement Regarding November 1, 2002 M.I.T. License, dated October 18, 2006, between the Massachusetts Institute of Technology and the Registrant	10-Q	10.6	11/8/2006	000-50797
10.5†	Exclusive Patent License Agreement, dated October 31, 2002, by and between the Massachusetts Institute of Technology and the Registrant (the "October 31, 2002 M.I.T. License"); First Amendment to the October 31, 2002 M.I.T. License, dated November 15, 2002, by and between the Massachusetts Institute of Technology and the Registrant	S-1/A	10.6	5/11/2004	333-113522
10.6†	Fourth Amendment to the Amended and Restated Exclusive Patent License Agreement, dated November 1, 2002, by and between the Massachusetts Institute of Technology and the Registrant	10-Q	10.3	8/16/2004	000-50797

10.7†	Fifth Amendment to the Amended and Restated Exclusive Patent License Agreement, dated November 1, 2002, by and between the Massachusetts Institute of Technology and the Registrant	10-Q	10.5	11/8/2006	000-50797
10.8	Sixth Amendment to the Amended and Restated Exclusive Patent License Agreement, dated November 1, 2002, by and between the Massachusetts Institute of Technology and the Registrant	10-K	10.8	3/15/2007	000-50797
10.9†	Second Amendment to the Exclusive Patent License Agreement, dated October 31, 2002, by and between the Massachusetts Institute of Technology and the Registrant	10-Q	10.4	8/16/2004	000-50797
10.10†	Third Amendment to the Exclusive Patent License Agreement, dated October 31, 2002, by and between the Massachusetts Institute of Technology and the Registrant	10-Q	10.4	11/8/2006	000-50797
10.11	Fourth Amendment to the Exclusive Patent License Agreement, dated October 31, 2002, by and between the Massachusetts Institute of Technology and the Registrant	10-K	10.11	3/15/2007	000-50797
10.12†	Collaboration and License Agreement, dated June 13, 2007, by and between Sandoz AG and the Registrant	10-Q	10.1	8/9/2007	000-50797
10.13	Letter Agreement dated January 29, 2007 between Sandoz AG and the Registrant	10-K	10.16	3/15/2007	000-50797
	Material Contracts—Management Contracts and Compensation Plans
10.14#	Amended and Restated 2002 Stock Incentive Plan	10-K	10.17	3/15/2007	000-50797
10.15#	2004 Stock Incentive Plan, as amended	10-K	10.18	3/15/2007	000-50797
10.16#	Form of Incentive Stock Option Agreement Granted Under 2004 Stock Incentive Plan	10-Q	10.1	8/16/2004	000-50797
10.17#	Form of Nonstatutory Stock Option Agreement Granted Under 2004 Stock Incentive Plan	10-Q	10.2	8/16/2004	000-50797
10.18#	Form of Restricted Stock Agreement under 2004 Stock Incentive Plan	8-K	10.2	2/28/08	000-50797
10.19#	2004 Employee Stock Purchase Plan	S-1/A	10.3	4/16/2004	333-113522
*10.20#	Executive Officer Compensation Summary
*10.21#	Non-Employee Director Compensation Summary
10.22#	First Amended and Restated Employment Agreement, dated April 10, 2002, by and between Ganesh Venkataraman and the Registrant	S-1	10.12	3/11/2004	333-113522

10.23#	Restricted Stock Purchase Agreement, dated June 13, 2001, by and between Ganesh Venkataraman and the Registrant	S-1	10.13	3/11/2004	333-113522
10.24#	Reallocation of Founder Shares Agreement, dated April 10, 2002, by and among Ganesh Venkataraman, Ram Sasisekharan, Robert S. Langer, Jr., Polaris Venture Partners III, L.P. and the Registrant	S-1	10.14	3/11/2004	333-113522
10.25#	Restricted Stock Agreement, dated March 7, 2006, between Ganesh Venkataraman and the Registrant	10-Q	10.14	11/8/2006	000-50797
10.26#	Restricted Stock Purchase Agreement, dated June 13, 2001, by and between Robert S. Langer, Jr. and the Registrant	S-1	10.18	3/11/2004	333-113522
10.27#	Restricted Stock Purchase Agreement, dated June 13, 2001, by and between Ram Sasisekharan and the Registrant	S-1	10.20	3/11/2004	333-113522
10.28#	Restricted Stock Purchase Agreement, dated June 13, 2001, by and between Peter Barton Hutt and the Registrant	S-1	10.22	3/11/2004	333-113522
10.29#	Employment Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.7	11/8/2006	000-50797
10.30#	Restricted Stock Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.8	11/8/2006	000-50797
10.31#	Nonstatutory Stock Option Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.9	11/8/2006	000-50797
10.32#	Incentive Stock Option Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.10	11/8/2006	000-50797
10.33#	Restricted Stock Agreement, dated March 7, 2006, between Steven B. Brugger and the Registrant	10-Q	10.13	11/8/2006	000-50797
10.34#	Restricted Stock Agreement, dated December 15, 2006, between John E. Bishop and the Registrant	10-K	10.56	3/15/2007	000-50797
*10.35#	Restricted Stock Agreement, dated December 14, 2007, between John E. Bishop and the Registrant
10.36#	Restricted Stock Agreement, dated August 15, 2007, between Richard P. Shea and the Registrant	10-Q	10.1	11/08/2007	000-50797
10.37#	Restricted Stock Agreement, dated January 17, 2007, between Craig Wheeler and the Registrant	10-Q	10.7	11/8/2006	000-50797

10.38#	Form of Executive Retention Agreement between the Registrant and each of John E. Bishop, Steven B. Brugger, Richard P. Shea and Ganesh Venkataraman	10-K	10.57	3/15/2007	000-50797
	Material Contracts—Credit Agreements
10.39	Loan and Security Agreement, dated December 27, 2002, by and between Silicon Valley Bank and the Registrant	S-1	10.23	3/11/2004	333-113522
10.40	First Loan Modification Agreement, dated December 28, 2004, between Silicon Valley Bank and the Registrant	10-K	10.37	3/31/2005	000-50797
10.41	Loan and Security Agreement, dated December 28, 2004, between Silicon Valley Bank and the Registrant	10-K	10.38	3/31/2005	000-50797
10.42	Master Lease Agreement, dated December 30, 2005, between General Electric Capital Corporation and the Registrant	10-K	10.44	3/16/2006	000-50797
	Material Contracts—Leases
10.43†	Sublease Agreement, dated September 14, 2004, by and between Vertex Pharmaceuticals Incorporated and the Registrant	10-Q	10.9	11/12/2004	000-50797
10.44	First Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004), dated September 7, 2005, between Vertex Pharmaceuticals Incorporated and the Registrant	10-Q	10.3	11/14/2005	000-50797
10.45	Second Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of November 21, 2005, between Vertex Pharmaceuticals Incorporated and the Registrant	10-K	10.47	3/16/2006	000-50797
10.46	Third Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of January 27, 2006, between Vertex Pharmaceuticals Incorporated and the Registrant	10-K	10.48	3/16/2006	000-50797
10.47	Letter Agreement (regarding Sublease Agreement, dated September 14, 2004, as amended), dated June 29, 2006, between Vertex Pharmaceuticals Incorporated and the Registrant	10-Q	10.01	8/9/2006	000-50797
10.48	Purchase Agreement, dated October 31, 2007, between Alnylam Pharmaceuticals, Inc. and the Registrant	10-Q	10.2	11/8/2007	000-50797

Material Contracts—Stock Purchase Agreement
10.49	Stock Purchase Agreement, dated July 25, 2006, by and between Novartis Pharma AG and the Registrant	10-Q	10.1	11/8/2006	000-50797
Additional Exhibits
*21	List of Subsidiaries
*23.1	Consent of Ernst & Young LLP
*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*
Filed herewith.

†
Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#
Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.