Form 10-Q
period 2008-03-31
MOMENTA PHARMACEUTICALS INC
filed 2008-05-09
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days       Yes    ☒   No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of May 1, 2008.

Class	Number of Shares
Common Stock $0.0001 par value	36,789,169

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION

 Item 1.      Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$28,706	$33,038
Marketable securities	94,852	102,899
Accounts receivable	—	747
Unbilled collaboration revenue	3,655	9,037
Prepaid expenses and other current assets	1,404	1,984
Total current assets	128,617	147,705

Property and equipment, net	14,824	15,296
Intangible assets, net	3,399	3,495
Restricted cash	1,778	1,778
Other assets	24	24
Total assets	$148,642	$168,298

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,728	$9,132
Accrued expenses	4,075	5,973
Deferred revenue	2,168	2,180
Line of credit obligations	505	721
Capital lease obligations	1,732	1,696
Lease financing liability	651	640
Deferred rent	70	70
Other current liabilities	2,000	2,000
Total current liabilities	14,929	22,412

Deferred revenue, net of current portion	9,682	10,212
Line of credit obligations, net of current portion	—	17
Capital lease obligations, net of current portion	5,826	6,273
Lease financing liability, net of current portion	1,514	1,681
Deferred rent, net of current portion	146	163
Total liabilities	32,097	40,758

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized at March 31, 2008 and December 31, 2007, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 36,773 and 36,489 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	4	4
Additional paid-in capital	323,777	321,604
Accumulated other comprehensive income	502	332
Accumulated deficit	(207,738)	(194,400)
Total stockholders’ equity	116,545	127,540
Total liabilities and stockholders’ equity	$148,642	$168,298

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Collaboration revenue	$4,152	$2,242
Operating expenses:
Research and development*	12,913	13,772
General and administrative*	5,781	7,703
Total operating expenses	18,694	21,475

Loss from operations	(14,542)	(19,233)

Other income (expense):
Interest income	1,428	2,453
Interest expense	(224)	(183)

Net loss	$(13,338)	$(16,963)

Basic and diluted net loss per share	$(0.37)	$(0.48)

Shares used in computing basic and diluted net loss per share	35,740	35,584

*Includes the following stock-based compensation expense:
Research and development	$736	$1,256
General and administrative	$1,266	$2,259

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(13,338)	$(16,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	920	727
Stock-based compensation expense	2,002	3,515
(Accretion of discount) amortization of premium on investments	(759)	(1,724)
Realized gain on sale of marketable securities	(47)	—
Amortization of intangible assets	96	—
Changes in operating assets and liabilities:
Accounts receivable	747	—
Unbilled collaboration revenue	5,382	2,752
Prepaid expenses and other current assets	580	758
Accounts payable	(5,404)	(693)
Accrued expenses	(1,898)	(1,971)
Deferred rent	(17)	165
Deferred revenue	(542)	(37)
Net cash used in operating activities	(12,278)	(13,471)

Investing activities:
Purchases of property and equipment	(448)	(2,557)
Purchases of marketable securities	(39,568)	(81,591)
Maturities of marketable securities	40,250	91,670
Sales of marketable securities	8,341	—
Net cash provided by investing activities	8,575	7,522

Financing activities:
Proceeds from issuance of common stock under stock plans	171	358
Payments on financed leasehold improvements	(156)	(146)
Principal payments on capital lease obligations	(411)	(217)
Principal payments on line of credit	(233)	(213)
Net cash used in financing activities	(629)	(218)
Net decrease in cash and cash equivalents	(4,332)	(6,167)
Cash and cash equivalents, beginning of period	33,038	22,351
Cash and cash equivalents, end of period	$28,706	$16,184

Supplemental Cash Flow Information:
Cash paid for interest	$224	$183

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

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2008.

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

Cash, Cash Equivalents, and Marketable Securities

The Company invests its excess cash in bank deposits, money market accounts, corporate debt securities and U.S. government obligations. The Company considers all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost, and primarily consist of money market funds maintained at major U.S. financial institutions. All marketable securities, which primarily represent marketable debt securities, have been classified as “available-for-sale.” Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. Management determines the appropriate classification of its investments in marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income.  During the three months ended March 31, 2008 and 2007, the Company recorded realized gains on marketable securities of $47,000 and $0, respectively.  The cost of securities sold is based on the specific identification method. Interest earned on marketable securities is included in interest income.

Long-Lived Assets

The Company evaluates the recoverability of its property, equipment and intangible assets when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, which provides that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the undiscounted future cash flows of such assets or businesses. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. No impairment charges have been required to be recognized for the three month period ended March 31, 2008.

Revenue Recognition

The Company recognizes revenue from research and development collaboration agreements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements With Multiple Deliverables, or EITF
00-21.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs include wages, benefits, facility and other research-related overhead expenses, as well as license fees and contracted research and development activities. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized in accordance with EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

Stock-Based Compensation

        The Company’s 2004 Stock Incentive Plan, as amended (the “Incentive Plan”), allows for the granting of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights and other stock-based awards to employees, officers, directors, consultants and advisors. At December 31, 2007, the Company was authorized to issue up to 5,750,838 shares of common stock with annual increases (to be added on the first day of the Company’s fiscal years during the period beginning in fiscal year 2005 and ending on the second day of fiscal year 2013) equal to the lowest of (i) 1,974,393 shares, (ii) 5% of the then outstanding number of common shares or (iii) such other amount as the Board of Directors may authorize. Effective January 1, 2008, the Company’s Board of Directors increased the number of authorized shares of common stock available for issuance under the Incentive Plan by 1,823,491 shares.

As discussed more fully in Note 5, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, effective January 1, 2006 under the modified prospective transition method of adoption.  Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, is being recognized in the Company’s statements of operations in the periods after the date of adoption over the remaining vesting periods, if any. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company’s stock option plans and employee stock purchase plan.  The Company recognizes stock-based compensation expense equal to the fair value of stock options on a straight-line basis over the requisite service period. Restricted stock awards are recorded as compensation cost, based on the market value on the date of the grant, on a straight-line basis over the requisite service period.

        In accordance with SFAS 123R, the fair value of each option award was estimated on the date of grant using the Black-Scholes- Merton option-pricing model.  The Company considers the implied volatilities of its own currently traded options to provide an estimate of volatility based upon current trading activity. After considering other factors, such as the Company’s stage of development and the length of time the Company has been public, the Company concluded that a blended volatility rate based upon the most recent three-and-one-half year period of its own historical performance, as well as the implied volatilities of its own currently traded options, better reflects the expected volatility of its stock going forward. The Company uses a blend of its own historical data and peer data to estimate option exercise and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option. For purposes of identifying peer entities, the Company considered characteristics such as industry, stage of life cycle and financial leverage. The Company updates these assumptions on a quarterly basis to reflect recent historical data. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Unvested stock options held by consultants have been revalued using the Company’s estimate of fair value at each balance sheet date pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18.  Stock-based compensation expense is recorded in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

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

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

        As a result of adopting FIN 48, as of January 1, 2007, the Company recorded a reduction in its deferred tax asset valuation allowance of approximately $3.1 million for unrecognized tax benefits related to research and development tax credit and net operating losses.  During the three months ended March 31, 2008, the Company had no material unrecognized tax benefits and no adjustments to its deferred tax assets under FIN 48.  The Company’s practice was and continues to be to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which were zero at the adoption date and for the three months ended March 31, 2008.

The Company files income tax returns in the United States federal jurisdiction and multiple state jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination for years before 2004, except to the extent that in the future it utilizes net operating losses or tax credit carryforwards that originated before 2004.  The Company currently is not under examination by the Internal Revenue Service or other jurisdictions for any tax years.

Comprehensive Loss

The Company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income, or SFAS 130. SFAS 130 establishes rules for the reporting and display of comprehensive income (loss) and its components. Accumulated other comprehensive income as of March 31, 2008 and 2007 consists entirely of unrealized gains and losses on available-for-sale securities.  Comprehensive loss for the three months ended March 31, 2008 and 2007 was $13.2 million and $17.0 million, respectively.

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share, or SFAS 128. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common stock equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and stock warrants. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is antidilutive. Accordingly, basic and diluted net loss per common share is the same.

Segment Reporting

SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographical areas, and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products. All of the Company’s revenues through March 31, 2008 have come from one collaborative partner.

3.     Intangible assets

As of March 31, 2008, intangible assets, net of accumulated amortization, are as follows (in thousands):

		March 31, 2008
	Estimated Life	Gross Carrying Amount	Accumulated Amortization
Core technology	12 years	$3,593	$(283)
Non-compete agreement	2 years	170	(81)

Total intangible assets		$3,763	$(364)

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets.  Amortization expense was $0.1 million during the three months ended March 31, 2008.

The Company expects to incur amortization expense of approximately $0.3 million per year for each of the next five years.

4.     Collaboration Agreements

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

The Company recognizes the $0.6 million non-refundable up-front payment as revenue on a straight line basis over the estimated M-Enoxaparin development period. In December 2007, the Company revised its estimate of the development period from 4 years to approximately 5 years due to a change in the projected timing of regulatory activities. The Company recognized revenue relating to this up-front payment of approximately $6,000 for the three months ended March 31, 2008.

The Company recognizes revenue from FTE services and revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenues from external development costs are recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services, except with respect to any amounts due Sandoz for manufacturing raw material purchases, which are recorded on a net basis as an offset to the related development expense pursuant to the provisions of EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.  There were no such manufacturing raw material purchases in the three months ended March 31, 2008 or during 2007.

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

Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of the Company’s common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million.  The Company recognizes revenue from the $13.6 million paid premium on a straight-line basis over the estimated development period of approximately six years beginning in June 2007.  The Company recognized revenue relating to this paid premium of approximately $0.5 million for the three months ended March 31, 2008.  Under the 2006 Sandoz Collaboration, the Company and Sandoz AG expanded the M-Enoxaparin geographic markets covered by the 2003 Sandoz Collaboration to include the European Union and further agreed to exclusively collaborate on the development and commercialization of three other follow-on and complex generic products for sale in specified regions of the world.  Each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions.  The Company has agreed to provide development and related services on a commercially reasonable best-efforts basis, which includes developing a manufacturing process to make the products, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale, and related development of intellectual property.  The Company has the right to participate in a joint steering committee, which is responsible for overseeing development, legal and commercial activities and approves the annual collaboration plan. Sandoz AG is responsible for commercialization activities and will exclusively distribute and market the products.

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

Costs, including development costs and the cost of clinical studies, will be borne by the parties in varying proportions, depending on the type of expense and the related product.  All commercialization responsibilities and costs will be borne by Sandoz AG.  Under the 2006 Sandoz Collaboration, the Company is paid at cost for any external costs incurred in the development of products where development activities are funded solely by Sandoz AG, or partly in proportion where development costs are shared between the Company and Sandoz AG.  The Company also is paid for FTEs performing development services where development activities are funded solely by Sandoz AG, or partly by proportion where development costs are shared between the Company and Sandoz AG.  The parties will share profits in varying proportions, depending on the product. The Company is eligible to receive up to $188.0 million in milestone payments if all milestones are achieved for the four product candidates.  None of these payments, once received, are refundable and there are no general rights of return in the arrangement.

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

5.     Stock-Based Compensation

        Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan, for the three months ended March 31, 2008 and 2007 was $2.0 million and $3.5 million, respectively.

        The Company recorded stock-based compensation expense of $1.3 million and $1.6 million related to outstanding employee stock option grants and the Company’s employee stock purchase plan during the three months ended March 31, 2008 and 2007, respectively.  During the three months ended March 31, 2008, the Company granted options to purchase an aggregate of 737,931 shares of the Company’s common stock.  The Company recorded stock-based compensation expense, using the accelerated method under FIN 28, of $0 and $5,000 related to outstanding consultant stock option grants during the three months ended March 31, 2008 and 2007, respectively.  The weighted average grant date fair value of options granted to employees was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below.  The weighted average grant date fair value of option awards granted during the three months ended March 31, 2008 and 2007 was $5.39 and $8.78 per option, respectively.  The following table summarizes the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Stock Options		Employee Stock Purchase Plan
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Expected volatility	83%	74%	79%	70%
Expected dividends	—	—	—	—
Expected life (years)	6	6	0.5	0.5
Risk-free interest rate	3.2%	4.7%	3.3%	5.2%

        At March 31, 2008, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $14.3 million, including estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.8 years.

        The Company has also made awards of restricted common stock to certain employees, officers and directors.  During the three months ended March 31, 2008, the Company awarded 226,760 shares of restricted common stock to certain employees and officers.  Awards generally fully vest four years from the grant date, although certain awards have performance conditions such as the commercial launch of M-Enoxaparin in the U.S.

Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of March 31, 2008 are summarized below:

Vesting Schedule	Nonvested Shares (in thousands)

Time-based	583
Performance-based	430

Nonvested at March 31, 2008	1,013

The Company recorded stock-based compensation expense of $0.7 million and $1.9 million related to outstanding restricted stock awards during the three months ended March 31, 2008 and 2007,

respectively. As of March 31, 2008, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $6.2 million, including estimated forfeitures, which is expected to be recognized over the weighted average remaining requisite service period of approximately 2 years.

During the three months ended March 31, 2008, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 32,206 shares of common stock.  Additionally, the Company issued 26,192 shares of common stock to employees under the Company’s employee stock purchase plan during the three months ended March 31, 2008.

6.             Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements, or SFAS 157, as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial position, results of operations or cashflows of the Company.  In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer implementation of SFAS 157 as it relates to non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, SFAS 157 will have on its non-financial assets and liabilities.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and enhances disclosure requirements for fair value measurements. SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels are defined as follows:

•                  Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•                  Level 2 – inputs to the valuation methodology are other observable inputs, including quoted prices for similar assets and liabilities in active or non-active markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are not directly observable, but are corroborated by the observable market data.

•                  Level 3 – inputs to the valuation methodology are unobservable for the asset or liability.

A Level 1 classification is applied to any asset that has a readily available quoted price from an active market where there is significant transparency in the executed / quoted price.  A Level 2 classification is applied to assets whose fair values are determined using quoted prices in active markets for similar assets or inputs other than quoted prices that are observable for the asset.

Assets measured at fair value on a recurring basis at March 31, 2008 are as follows:

		Quoted Prices in	Significant Other
	March 31,	Active Markets	Observable Inputs
Description	2008	(Level 1)	(Level 2)

Assets:
Cash equivalents	$25,263	$24,263	$1,000
Marketable securities	94,852	—	94,852
Total	$120,115	$24,263	$95,852

The Company also adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, or SFAS 159, in the first quarter of 2008. SFAS 159 allows the Company to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings.  Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of SFAS 159.

7.             Recently Issued Accounting Standards

In December 2007, EITF Issue No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01, was issued.  EITF 07-01 prescribes the accounting for collaborations.  It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaboration relationship.  EITF 07-01 is effective for all of the Company’s collaborations existing after January 1, 2009. The Company is evaluating the impact, if any, EITF 07-01 will have on the consolidated financial statements.

In December 2007, SFAS No. 141(R), Business Combinations, or SFAS 141(R), was issued. This Standard will require the Company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date when the Company acquires another business. In addition, the Company will capitalize IPR&D when it acquires another business and either amortize it over the life of the product or write it off if the project is abandoned or impaired. SFAS 141(R) is effective for transactions occurring on or after January 1, 2009. The Company is evaluating the impact, if any, SFAS 141(R) will have on the consolidated financial statements.

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, or SFAS 160, was issued. SFAS 160 changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements.  SFAS 160 is effective January 1, 2009.  When implemented, prior periods will be recast for the changes required by SFAS 160. The Company is evaluating the impact, if any, this Standard will have on the consolidated financial statements.

On March 19, 2008, SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, or SFAS 161, was issued. SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 is effective January 1, 2009.  Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect the Company’s financial condition, results of operations or cash flows.

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

Business Overview

We are a biotechnology company with a product pipeline of both novel and complex generic drugs.  This pipeline is derived from our proprietary, innovative technology platform for the detailed structural analysis of complex mixture drugs.  We use this platform to study the structure (thorough characterization of chemical components), structure-process (design and control of manufacturing process), and structure-activity (relating structure to biological and clinical activity) of complex mixture drugs, resulting in our product pipeline of both complex generic and novel drugs.

Our most advanced product candidate, M-Enoxaparin, is designed to be a technology-enabled generic version of Lovenox®, a widely prescribed low molecular weight heparin, or LMWH.  In 2003, we formed a collaboration, the 2003 Sandoz Collaboration, with Sandoz N.V. and Sandoz Inc., affiliates of Novartis AG, to jointly develop, manufacture and commercialize M-Enoxaparin in the U.S.  Sandoz N.V. later assigned its rights and obligations under the 2003 Sandoz Collaboration to Sandoz AG. We refer to Sandoz AG and Sandoz Inc. collectively as Sandoz. In August 2005, Sandoz submitted an Abbreviated New Drug Application, or ANDA, to the FDA for the syringe formulation of M-Enoxaparin.  The ANDA was amended in 2006 to include a paragraph IV certification stating that Sanofi-Aventis’ patents for Lovenox listed in the FDA’s listing of approved drug products, the Orange Book, are, among other things, invalid or unenforceable.

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

Since our inception in May 2001, we have incurred annual net losses.  As of March 31, 2008, we had an accumulated deficit of $207.7 million.  We expect to incur substantial and increasing losses for the next several years as we develop our product candidates, expand our research and development activities and prepare for the commercial launch of our product candidates. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

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

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales and are uncertain whether or not we will generate any revenue from the sale of products over the next several years. We have recognized, in the aggregate, $64.0 million of revenue from our inception through March 31, 2008. This revenue was derived entirely from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration.  We will seek to generate revenue from a combination of research and development payments, profit sharing payments, milestone payments and royalties in connection with our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and similar future collaborative or strategic relationships. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development and other payments received under our collaborative or strategic relationships, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

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

The FDA is currently reviewing both M-Enoxaparin ANDAs, including our manufacturing data and technology and characterization methodology. In parallel, and in collaboration with Sandoz, we are focused on activities related to supporting the FDA’s review of the ANDAs and preparing for the commercialization of M-Enoxaparin, if and when approved, by advancing manufacturing, supply chain, and sales and marketing objectives. In November 2007, Sandoz received a letter from the FDA stating that the syringe ANDA for M-Enoxaparin was not approvable in its then-current form because the ANDA does not adequately address the potential for immunogenicity of the drug product.  In early 2008, we and Sandoz provided the FDA with a proposed plan for addressing the potential for the immunogenicity of the drug product. On April 28, 2008, the FDA responded to the proposal and provided additional guidance which indicated general concurrence with our approach and proposal. The FDA also requested additional data from in vitro and in vivo animal tests, the testing of additional samples for tests previously proposed, and additional information regarding certain of the methods proposed.  The FDA has not requested human clinical trials at this time; however, there can be no assurances that the FDA will not require such studies in the future.  We and Sandoz are still evaluating the FDA’s guidance, but, based on a preliminary assessment, we and Sandoz anticipate that we will be able to submit an amendment to the M-Enoxaparin ANDA containing the requested additional data during the third quarter of 2008.

Our 2006 Sandoz Collaboration expanded our collaboration efforts related to M-Enoxaparin to include the European Union.  Under the 2006 Sandoz Collaboration, we will share certain development, regulatory, legal and commercialization costs as well as a portion of the profits, if any.

M118

M118 is a novel anticoagulant drug that was rationally designed with the goal of providing improved clinical anticoagulant properties to support the treatment of patients diagnosed with ACS and stable angina.  We believe that M118 has the potential to provide baseline anticoagulant therapy to treat coronary artery disease and patients with ACS or stable angina who require invasive treatment, as well as those ACS patients who are medically managed, or do not require invasive treatment.  M118 is designed to be a reversible and monitorable anticoagulant that can be administered intravenously or subcutaneously and have a pharmacokinetic profile similar to other LMWHs.  We believe that these properties of M118 have the potential to provide greater flexibility than other anticoagulant therapies presently used to treat patients diagnosed with ACS and stable angina.

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

M356

M356 is designed to be a technology-enabled generic version of Copaxone®, a complex drug consisting of a mixture of polypeptide chains. Copaxone is indicated for reduction of the frequency of relapses in patients with Relapsing-Remitting Multiple Sclerosis.  Multiple sclerosis is a chronic disease of the central nervous system characterized by inflammation and neurodegeneration.  In North America, Copaxone is marketed through Teva Neuroscience LLC, a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd., and distributed by Sanofi-Aventis. Teva and Sanofi-Aventis have an additional collaborative arrangement for the marketing of Copaxone in Europe and other markets, under which Copaxone is either co-promoted with Teva or is marketed solely by Sanofi-Aventis.  Under the Definitive Agreement, we and Sandoz AG have agreed to jointly develop, manufacture and commercialize M356. We are responsible for funding substantially all of the U.S.-related M356 development costs, with Sandoz AG responsible for legal and commercialization costs. Outside of the U.S., we and Sandoz AG share equally the development costs, with Sandoz responsible for commercialization and legal costs.

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

Results of Operations

Three Months Ended March 31, 2008 and 2007

Revenue

Revenues for the three months ended March 31, 2008 and 2007 were $4.2 million and $2.2 million, respectively.  Revenues for the three months ended March 31, 2008 consist of (i) amounts earned by us under our 2003 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs and (ii) amounts earned by us under our 2006 Sandoz Collaboration for amortization of the equity premium, reimbursement of research and development services and reimbursement of development costs.  Revenues for the three months ended March 31, 2007 consists of amounts earned by us for reimbursement of research and development services, reimbursement of development costs and amortization of the initial payment received under our 2003 Sandoz Collaboration.  Revenues increased $2.0 million due primarily to $0.5 million of reimbursable development expenditures on our M356 and glycoprotein programs associated with the 2006 Sandoz Collaboration, a $0.8 million increase in reimbursable development expenditures associated with preparing for the potential commercial launch of M-Enoxaparin in the U.S., and $0.5 million related to the equity premium.

Research and Development

The following table summarizes the primary components of our research and development expenditures for our principal research and development programs for the three months ended March 31, 2008 and 2007.  Certain prior year amounts have been reclassified to conform to the current year presentation.

Research and Development Program	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(in thousands)
Development programs	$11,366	$12,648
Discovery programs	1,547	1,032
Other research	—	92

Total research and development expense	$12,913	$13,772

Research and development expense for the three months ended March 31, 2008 was $12.9 million compared to $13.8 million for the three months ended March 31, 2007.  The decrease of $0.9 million from 2007 to 2008 primarily resulted from a decrease of $1.7 million in manufacturing and process development costs and research conducted by third parties in support of our M356, M-Enoxaparin and M118 programs and a decrease of $0.5 million in stock-based compensation expense primarily due to a revision of the expected vesting date on certain performance-based restricted stock awards.  These decreases were offset by an increase of $0.7 million in clinical trial costs for our M118 program, $0.5 million in personnel and related costs associated with the growth in our research and development organization and $0.1 million in laboratory expenses.

        The lengthy process of securing FDA approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall. Accordingly, we cannot currently estimate, with any degree of certainty, the amount of time or money that we will be required to expend in the future on our product candidates prior to their regulatory approval, if such approval is ever granted. As a result of these uncertainties surrounding the timing and outcome of any approvals, we are currently unable to estimate when, if ever, our product candidates will generate revenues and cash flows. We expect future research and development expenses to increase in support of our product candidates although expenses may fluctuate from quarter to quarter.

 The decrease in expenditures on development programs of $1.3 million from 2007 to 2008 was primarily related to a decrease in our M356 program costs due to the timing of manufacturing and process development activity. This decrease was offset by an increase in headcount resources dedicated to our glycoprotein programs associated with 2006 Sandoz Collaboration.

The discovery program expenditures from 2007 to 2008 include an increase of approximately $0.5 million due to an increase in our oncology program expenditures representing additional resources dedicated to applying our analytical capabilities to drug discovery.

        The decrease in other research expense was primarily due to a decrease in headcount and headcount related costs relating to general technology development and support activities as resources are allocated to development programs.

General and Administrative

        General and administrative expense for the three months ended March 31, 2008 was $5.8 million, compared to $7.7 million for the three months ended March 31, 2007. General and administrative expense decreased by $1.9 million from 2007 to 2008 due to a decrease of $1.0 million in stock-based compensation expense resulting primarily from revising the implicit service period for certain performance-based restricted stock awards in December 2007, $0.8 million in professional fees due to a reduction in legal activities and $0.1 million in personnel and related costs due to fewer placement fees.

        We anticipate increases in general and administrative expenses to support our research and development programs. These increases will likely include the hiring of additional personnel. We expect to incur increased internal and external legal and business development costs to support our various product development efforts, which can vary from period to period.

Interest Income and Expense

        Interest income was $1.4 million and $2.5 million for the three months ended March 31, 2008 and 2007, respectively. The decrease of $1.1 million from 2007 to 2008 was primarily due to lower average investment balances and lower interest rates.

        Interest expense was $0.2 million for each of the three months ended March 31, 2008 and 2007.  We did not draw any additional amounts from our equipment line of credit during the three months ended March 31, 2008.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities, payments from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, and borrowings from our lines of credit and capital lease obligations.  We expect to finance our current and planned operating requirements principally through our current cash, cash equivalents and short-term investments. We believe that these funds will be sufficient to meet our operating requirements through at least 2009.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.  We may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

 At March 31, 2008, we had $123.6 million in cash, cash equivalents and marketable securities.  In addition, we held $1.8 million in restricted cash which serves as collateral for a letter of credit related to our facility lease.  During the three months ended March 31, 2008 and 2007, our operating activities used $12.3 million and $13.5 million, respectively.  The use of cash for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.  For the three months ended March 31, 2008, our net loss adjusted for non-cash items was $11.1 million.  In addition, the net change in our operating assets and liabilities used $1.2 million and resulted from: a decrease in accounts receivable of $0.7 million, due to the timing of cash receipts from our sole customer; a decrease in unbilled collaboration revenue of $5.4 million, resulting from decreased manufacturing and research costs for our M- Enoxaparin program; a decrease in accounts payable of $5.4 million, due to the payment of manufacturing and research costs for our M-Enoxaparin program and clinical trial costs for our M118 program; a decrease in accrued expenses of $1.9 million, resulting from the payment of annual bonuses earned during 2007; and decreased manufacturing and research costs for our M-Enoxaparin program and decreased clinical trial costs for our M118 program.

For the three months ended March 31, 2007, our net loss adjusted for non-cash items was $14.4 million.  In addition, the net change in our operating assets and liabilities provided $1.0 million and resulted from: a decrease in unbilled collaboration revenue of $2.8 million, due to decreased reimbursable development activities for our M- Enoxaparin program; a decrease in prepaid expenses and other current assets of $0.8 million, resulting from the timing of advance payments for rent and insurance; a decrease in accounts payable of $0.7 million, due to the timing of vendor payments; a decrease in accrued expenses of $2.0 million, resulting from the payment of annual bonuses earned during 2006; and decreased manufacturing and research costs for our M-Enoxaparin program.

Net cash provided by investing activities for the three months ended March 31, 2008 and 2007 was $8.6 million and $7.5 million, respectively.  In the first three months of 2008, we used $39.6 million of cash to purchase marketable securities, and we received $48.6 million from sales and maturities of marketable securities.  In the first three months of 2007, we used $81.6 million of cash to purchase marketable securities and had $91.7 million in maturities of marketable securities.  In the first three months of 2008 and 2007, we used $0.4 million and $2.6 million, respectively, to purchase laboratory equipment and leasehold improvements.

Net cash used in financing activities for the three months ended March 31, 2008 was $0.6 million. We received proceeds of $0.2 million from stock option exercises and purchases of common shares through our employee stock purchase plan. These proceeds were offset by principal payments of $0.6 million on our line of credit and lease agreement obligations and $0.2 million on financed leasehold improvements related to our corporate facility.  Net cash used in financing activities for the three months ended March 31, 2007 was $0.2 million. We received proceeds of $0.3 million from stock option exercises and purchases of common shares through our employee stock purchase plan, offset by principal payments of $0.1 million on financed leasehold improvements and $0.4 million on our line of credit and lease agreement obligations.

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations, short and long-term line of credit obligations and capital and operating lease obligations.  The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed since we filed that report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, accrued expenses and certain equity instruments. Prior to the initial public offering, we also evaluated our estimates and judgments regarding the fair valuation assigned to our common stock. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Nonrefundable Advance Payments for Goods or Services

       In July 2007, FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. The task force reached a consensus that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense.  Our adoption of EITF 07-3 on January 1, 2008 did not have a material impact on our results of operations, financial position or cash flows.

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

        The value of our restricted stock awards is recognized as compensation cost in our consolidated statements of operations over each award’s explicit or implicit service periods. We estimate an award’s implicit service period based on our best estimate of the period over which an award’s vesting conditions will be achieved. We reevaluate these estimates on a quarterly basis and will recognize any remaining unrecognized compensation as of the date of an estimate revision over the revised remaining implicit service period. In December 2007, we revised the implicit service period for certain performance-based restricted stock awards due to a change in the expected vesting date.

         During the three months ended March 31, 2008, we recognized total stock-based compensation expense under SFAS 123R of $2.0 million.  As of March 31, 2008, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $14.3 million, including estimated forfeitures, which will be amortized over the weighted-average remaining requisite service periods of 2.8 years. As of March 31, 2008, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $6.2 million, including estimated forfeitures, which will be amortized over the weighted-average remaining requisite service periods of approximately 2 years.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2008, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. While our cash and investment balances have increased as a result of our initial and follow-on public offerings, we have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.     Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following discussion includes two revised risk factors (“If we are unable to obtain sufficient quantities of raw materials, experience manufacturing difficulties or are unable to manufacture sufficient quantities of our product candidates, including M-Enoxaparin and M118, our development and commercialization efforts may be materially harmed” and “If the availability of raw materials, including unfractionated heparin, used in our products becomes difficult to obtain, significantly increases in cost or becomes unavailable, we may be unable to produce our products and this would have a material adverse impact on our business”) that reflect developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

Risks Relating to Our Business

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in May 2001. At March 31, 2008, our accumulated deficit was approximately $207.7 million. We have not generated revenues from the sale of any products to date. We expect that our annual operating losses will increase over the next several years as we expand our drug commercialization, development and discovery efforts. To become profitable, we must successfully develop and obtain regulatory approval for our existing drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

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

In accordance with our 2003 Sandoz Collaboration, Sandoz has submitted ANDAs to the FDA seeking approval to market M-Enoxaparin in the United States.  FDA approval of an ANDA is required before marketing of a generic equivalent of a drug previously approved under an NDA. In November 2007, Sandoz received a letter from the FDA stating that the syringe ANDA for M-Enoxaparin is not approvable, because the ANDA did not adequately address the potential for immunogenicity of the drug product.  If we are unable to satisfactorily demonstrate therapeutic equivalence, if the FDA disagrees with our characterization approach or does not agree that M-Enoxaparin is equivalent to Lovenox, if we fail to resolve questions related to the potential for immunogenicity of the drug product or if we otherwise fail to meet FDA requirements for the ANDA (including but not limited to manufacturing and bioequivalence requirements) or obtain FDA approval for, and successfully commercialize, M-Enoxaparin, we may never realize revenue from this product and we may have to curtail our other product development programs. As a result, our business would be materially harmed.

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

Currently, Sanofi-Aventis has two listed patents for Lovenox in the Orange Book, U.S. Patent No. 5,389,618, or the ‘618 Patent,  and its counterpart, Reissue Patent No. 38,743, or the ‘743 Reissue Patent.  Sanofi-Aventis has reported that the claims of the ‘618 Patent are identical or substantially identical to the corresponding claims of the ‘743 Reissue Patent.  According to Sanofi-Aventis, by operation of law, the ‘618 Patent ceases to exist and has been replaced by the ‘743 Reissue Patent.  According to the Orange Book, the ‘743 Reissue Patent expires February 14, 2012.

Sanofi-Aventis has brought lawsuits for patent infringement; one against Amphastar Pharmaceuticals, Inc. and Teva Pharmaceuticals USA, Inc., and two separate patent infringement lawsuits against Sandoz.

Amphastar/Teva Patent Infringement Lawsuit

In September 2003, prior to issuance of the ‘743 Reissue Patent, Sanofi-Aventis announced that it had received individual notices from Amphastar and Teva indicating that each had submitted with the FDA its own ANDA for enoxaparin with a paragraph IV certification.  Sanofi-Aventis sued Amphastar and Teva for patent infringement, and in response Amphastar and Teva asserted claims of non-infringement, invalidity and/or unenforceability of the ‘618 Patent, as well as various counterclaims, and sought related declaratory judgment relief against Sanofi-Aventis.   In September 2005, after issuance of the ‘743 Reissue Patent, Amphastar and Teva each subsequently amended its own ANDA to include a second paragraph IV certification for the ‘743 Reissue Patent.

In June 2005, the District Court granted summary judgment in the Amphastar/Teva case, finding that both the ‘618 Patent and the ‘743 Reissue Patent were unenforceable due to Aventis’ inequitable conduct before the United States Patent and Trademark Office, or USPTO.  Thereafter, Sanofi-Aventis appealed the decision to the U.S. Court of Appeals for the Federal Circuit, or the Court of Appeals.  In April 2006, the Court of Appeals determined that, although there were no issues of material fact with respect to the materiality of certain information withheld from the USPTO, there remained genuine issues of material fact regarding the intent to deceive the USPTO.  Accordingly, the Court of Appeals reversed the District Court’s ruling and remanded the case to the District Court for further proceedings consistent with the Court of Appeals’ decision.  The District Court held a bench trial in December 2006 focused only on inequitable conduct and, in February 2007, the District Court ruled in favor of Amphastar and Teva holding both the ‘618 Patent and the ‘743 Reissue Patent unenforceable by virtue of inequitable conduct before the USPTO.  Sanofi-Aventis appealed this ruling and oral arguments were presented before the Court of Appeals in January 2008.  If Sanofi-Aventis is successful in its appeal, all other remaining issues regarding invalidity, non-infringement and unenforceability could be subsequently tried by the District Court.

Sandoz Patent Infringement Lawsuit

In August 2005, Sandoz filed an ANDA with the FDA to obtain approval for the commercial manufacture, use and sale of the syringe formulation of enoxaparin and in 2006 Sandoz amended its ANDA by filing a paragraph IV certification stating, among other things, that the ‘618 Patent and ‘743 Reissue Patent are invalid and unenforceable.  In response, Sanofi-Aventis brought a patent infringement suit against Sandoz in August 2006.  Sandoz has moved for summary judgment finding unenforceability of the ‘618 Patent and ‘743 Reissue Patent based upon the decision in the Amphastar/Teva case, and the District Court has stayed the case against Sandoz until the earlier of (i) July 7, 2008 or (ii) until the Court of Appeals issues its mandate in the Amphastar/Teva case.

In December 2006, Sandoz filed an ANDA with the FDA to obtain approval for the commercial manufacture, use and sale of the vial formulation of enoxaparin and included a paragraph IV certification, stating, among other things, that the ‘618 Patent and ‘743 Reissue Patent are invalid and unenforceable.  Sanofi-Aventis brought a patent infringement suit against Sandoz in September 2007.  Sandoz has moved to dismiss the suit based upon the decision in the Amphastar/Teva case, and the District Court has stayed the case against Sandoz until the earlier of (i) July 7, 2008 or (ii) until the Court of Appeals issues its mandate in the Amphastar/Teva case.

Continuing litigation could delay or prevent the introduction of M-Enoxaparin. Moreover, Sanofi-Aventis’ efforts to litigate against potential generic challengers to enforce its intellectual property related to Lovenox may not be limited to enforcement of the ‘618 Patent and ‘743 Reissue Patent.  Pharmaceutical companies frequently sue generic challengers over potential infringement of patents that are not listed in the Orange Book.  Presently, we are not aware of any enoxaparin litigation relating to non-Orange Book patents, but it is possible that Sanofi-Aventis will initiate such litigation against us, Sandoz, Teva, Amphastar, or others in the future.  If Sanofi-Aventis were to initiate litigation relating to non-Orange Book patents, this litigation could significantly delay, impair or prevent our ability to commercialize M-Enoxaparin and our business would be materially harmed.

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

Litigation involves many risks and uncertainties, and there is no assurance that Amphastar, Teva, Sandoz or we will prevail in any lawsuit with Sanofi-Aventis.  In addition, Sanofi-Aventis has significant resources and any litigation with Sanofi-Aventis could last a number of years, potentially delaying or prohibiting the commercialization of M-Enoxaparin.  If, as a result of protracted litigation, we are not successful in commercializing M-Enoxaparin or are significantly delayed in doing so, we may have to curtail our other product development programs and our business would be materially harmed.

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

If we are unable to obtain sufficient quantities of raw materials, experience manufacturing difficulties or are unable to manufacture sufficient quantities of our product candidates, including M-Enoxaparin and M118, our development and commercialization efforts may be materially harmed.

We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend upon third parties to provide raw materials, manufacture the drug substance, produce the final drug product and provide certain analytical services with respect to our product candidates, including M-Enoxaparin. We or our third party contractors may have difficulty meeting FDA manufacturing requirements, including but not limited to, reproducibility, validation and scale-up, and continued compliance with current good manufacturing practices requirements.  In addition, in early 2008, a contaminant was identified in certain supplies of unfractionated heparin, or UFH.  UFH is a starting material for some of our product candidates, and therefore this event may have an adverse impact on the supply of starting materials for some of our product candidates and we or our third party contractors may have difficulty producing products in the quantities necessary to meet anticipated market demand.  If we are unable to satisfy the FDA manufacturing requirements for our product candidates, or are unable to produce our products in sufficient quantities to meet the requirements for the launch of the product or to meet future demand, our revenues and gross margins could be adversely affected.

If the availability of raw materials, including unfractionated heparin, used in our products becomes difficult to obtain, significantly increases in cost or becomes unavailable, we may be unable to produce our products and this would have a material adverse impact on our business.

We and our partners and vendors obtain certain raw materials, including unfractionated heparin, from suppliers who in turn source the materials from other countries.  The U.S. government has recently placed restrictions and testing requirements, and may in the future place additional restrictions and testing requirements, on the use of raw materials, including unfractionated heparin, in products intended for sale in the U.S., including our M-Enoxaparin, M118 and other products.  In addition, the U.S. government has placed restrictions on the import of such raw materials into the United States.  As a result, the raw materials, including unfractionated heparin, used in our products may become difficult to obtain, significantly increase in cost, or become unavailable to us.  If any of these events occur, we may be unable to produce our products in sufficient quantities to meet the requirements for the commercial launch of the product or to meet future demand, which would have a material adverse impact on our business.

We will require substantial additional funds to execute our business plan and, if additional capital is not available, we may need to limit, scale back or cease our operations.

As of March 31, 2008, we had cash, cash equivalents and marketable securities totaling $123.6 million. For the three months ended March 31, 2008, we had a net loss of $13.3 million and used cash in operating activities of $12.3 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our drug candidates, as well as funds necessary to manufacture and market any products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

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

We may seek additional funding in the future and intend to do so through collaborative arrangements and public or private equity and debt financings. Any additional capital raised through the sale of equity may dilute your percentage ownership of our common stock. Capital raised through debt financing would require us to make periodic interest payments and may impose potentially restrictive covenants on the conduct of our business.  Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.

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

Determination of therapeutic equivalence of our generic versions of complex drugs to the reference listed drugs will be based on our demonstration of chemical equivalence to the respective reference listed drugs. The FDA may not agree that we have adequately characterized our products or that our products and their respective branded drugs are chemical equivalents.  In that case, the FDA may require additional information, including preclinical or clinical test results, to determine therapeutic equivalence or to determine that any inactive ingredients or impurities do not compromise the product’s safety and efficacy. Provision of sufficient information for approval may be difficult, expensive and lengthy.  We cannot predict whether any of our generic product candidates will receive FDA approval.

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

In February 2003, Aventis filed a Citizen Petition with the FDA requesting that the FDA withhold approval of any ANDA for a generic version of Lovenox until and unless the FDA determines that the manufacturing process used by the generic applicant is equivalent to the process used to make Lovenox, or until the generic applicant demonstrates through clinical trials that its product is equally safe and effective as Lovenox, and unless the generic product is shown to contain a specific molecular structure.  Teva, Amphastar, and others have filed comments opposing the Aventis Citizen Petition, and Aventis has filed numerous supplements and reply comments in support of its Citizen Petition.  The FDA has yet to rule on the Aventis Citizen Petition, and if the FDA ultimately grants the Aventis Citizen Petition, we and Sandoz may be unable to obtain approval of our ANDA for M-Enoxaparin, which would materially harm our business.

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

If any party asserts that we are infringing their intellectual property rights or that our creation or use of proprietary technology infringes upon their intellectual property rights, we might be forced to incur expenses to respond to and litigate the claims.  Furthermore, we may be ordered to pay damages, potentially including treble damages, if we are found to have willfully infringed a party’s patent rights. In addition, if we are unsuccessful in litigation, or pending the outcome of litigation, a court could issue a temporary injunction or a permanent injunction preventing us from marketing and selling the patented drug or other technology for the life of the patent that we have allegedly or been deemed to have infringed. Litigation concerning intellectual property and proprietary technologies is becoming more widespread and can be protracted and expensive, and can distract management and other key personnel from performing their duties for us.

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

2006 Sandoz Collaboration

Either we or Sandoz may terminate the Definitive Agreement for material uncured breaches or certain events of bankruptcy or insolvency by the other party. In addition, the following termination rights apply to some of the products, on a product-by-product basis: (i) if clinical trials are required, (ii) at either party’s convenience within a certain time period, (iii) if the parties agree, or the relevant regulatory authority states in writing, that our intellectual property does not contribute to product approval, (iv) if Sandoz decides to permanently cease development and commercialization of a product, or (v) by either party with respect to certain products if, following a change of control of the other party, the other party fails to perform its material obligations with respect to such product.  For some of the products, for any termination of the Definitive Agreement other than a termination by Sandoz due to our uncured breach or bankruptcy, or a termination by us alone due to the need for clinical trials, we will be granted an exclusive license under certain intellectual property of Sandoz to develop and commercialize the particular product. In that event, we would need to expand our internal capabilities or enter into another collaboration, which could cause significant delays that could prevent us from completing the development and commercialization of such product.  For some products, if Sandoz terminates the Definitive Agreement due to our uncured breach or bankruptcy, or if there is a termination by us alone due to the need for clinical trials, Sandoz would retain the exclusive right to develop and commercialize the applicable product. In that event, we would no longer have any influence over the development or commercialization strategy of such product.  In addition, for other products, if Sandoz terminates due to our uncured breach or bankruptcy, Sandoz retains a right to license certain of our intellectual property without the obligation to make any additional payments for such licenses.  For certain products, if the Definitive Agreement is terminated other than due to our uncured breach or bankruptcy, neither party will have a license to the other party’s intellectual property.  In that event, we would need to expand our internal capabilities or enter into another collaboration, which could cause significant delays that could prevent us from completing the development and commercialization of such product.  Accordingly, if the Definitive Agreement is terminated, our introduction of certain products may be significantly delayed, or our revenues may be significantly reduced either of which could have a material adverse effect on our business.

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

We have relied upon third parties to produce material for preclinical and clinical studies and may continue to do so in the future. We cannot be certain that we will be able to obtain and/or maintain long-term supply and supply arrangements of those materials on acceptable terms, if at all. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

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

Our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 33.3% of our outstanding common stock as of March 31, 2008. As a result, these stockholders, if acting together, may have the ability to determine the outcome of or influence matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

•                                                      failure of our product applications to meet the requirements for regulatory review and/or approval;

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

 Item 6.    Exhibits.

10.1+	Amendment No. 1 dated April 25, 2008 to the Collaboration and License Agreement dated June 13, 2007 between Sandoz AG and the Registrant.

10.2

Form of Restricted Stock Agreement (filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2008 (File No. 000-50797) and incorporated herein by reference).

10.3	Form of Employment Agreement, dated April 28, 2008, by and between each of Richard P. Shea, Steven B. Brugger, John E. Bishop and James Roach, and the Registrant.

10.4	Second Amended and Restated Employment Agreement, dated April 28, 2008, by and between Ganesh Venkataraman and the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                      Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: May 9, 2008
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2008

	By:	/s/ Richard P. Shea
Richard P. Shea, Chief Financial Officer
(Principal Financial and Accounting Officer)