Form 10-Q
period 2008-06-30
MOMENTA PHARMACEUTICALS INC
filed 2008-08-05
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒                                                                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐    No     ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of July 31, 2008.

Class	Number of Shares
Common Stock $0.0001 par value	36,827,434

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$38,043	$33,038
Marketable securities	71,332	102,899
Accounts receivable	—	747
Unbilled collaboration revenue	2,975	9,037
Prepaid expenses and other current assets	909	1,984
Total current assets	113,259	147,705

Property and equipment, net	15,488	15,296
Intangible assets, net	3,303	3,495
Restricted cash	1,778	1,778
Other assets	24	24
Total assets	$133,852	$168,298

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,485	$9,132
Accrued expenses	4,593	5,973
Deferred revenue	2,162	2,180
Line of credit obligations	267	721
Capital lease obligations	1,769	1,696
Lease financing liability	663	640
Deferred rent	70	70
Other current liabilities	2,000	2,000
Total current liabilities	14,009	22,412

Deferred revenue, net of current portion	9,146	10,212
Line of credit obligations, net of current portion	—	17
Capital lease obligations, net of current portion	5,370	6,273
Lease financing liability, net of current portion	1,344	1,681
Deferred rent, net of current portion	128	163
Total liabilities	29,997	40,758

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized at June 30, 2008 and December 31, 2007, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 36,785 and 36,489 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	4	4
Additional paid-in capital	326,476	321,604
Accumulated other comprehensive income	84	332
Accumulated deficit	(222,709)	(194,400)
Total stockholders’ equity	103,855	127,540
Total liabilities and stockholders’ equity	$133,852	$168,298

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Collaboration revenue	$3,563	$4,175	$7,714	$6,417
Operating expenses:
Research and development*	12,938	16,986	25,851	30,757
General and administrative*	6,326	8,006	12,107	15,710
Total operating expenses	19,264	24,992	37,958	46,467

Loss from operations	(15,701)	(20,817)	(30,244)	(40,050)

Other income (expense):
Interest income	938	2,232	2,366	4,685
Interest expense	(207)	(174)	(431)	(357)

Net loss	$(14,970)	$(18,759)	$(28,309)	$(35,722)

Basic and diluted net loss per share	$(0.42)	$(0.53)	$(0.79)	$(1.00)

Shares used in computing basic and diluted net loss per share	35,773	35,613	35,756	35,599

*Includes the following stock-based compensation expense:

Research and development	$942	$1,262	$1,678	$2,508

General and administrative	$1,609	$2,176	$2,876	$4,445

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net loss	$(28,309)	$(35,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,871	1,547
Stock-based compensation expense	4,554	6,953
Accretion of discount on investments	(1,336)	(3,427)
Realized gain on sales of marketable securities	(47)	—
Purchase of in-process research and development	—	737
Amortization of intangible assets	192	74
Loss on disposal of assets	—	43
Changes in operating assets and liabilities:
Accounts receivable	747	—
Unbilled collaboration revenue	6,062	683
Prepaid expenses and other current assets	1,075	(251)
Accounts payable	(6,647)	990
Accrued expenses	(1,380)	41
Deferred rent	(35)	121
Deferred revenue	(1,084)	(168)
Net cash used in operating activities	(24,337)	(28,379)

Investing activities:
Purchase of intangible assets	—	(2,500)
Purchases of property and equipment	(2,063)	(4,575)
Purchases of marketable securities	(60,189)	(146,950)
Maturities of marketable securities	84,550	174,420
Sales of marketable securities	8,341	—
Net cash provided by investing activities	30,639	20,395

Financing activities:
Proceeds from issuance of common stock under stock plans	318	453
Payments on financed leasehold improvements	(314)	(293)
Proceeds from capital lease obligations	—	2,318
Principal payments on capital lease obligations	(830)	(450)
Principal payments on line of credit	(471)	(432)
Net cash (used in) provided by financing activities	(1,297)	1,596
Net increase (decrease) in cash and cash equivalents	5,005	(6,388)
Cash and cash equivalents, beginning of period	33,038	22,351
Cash and cash equivalents, end of period	$38,043	$15,963

Supplemental cash flow information:
Cash paid for interest	$431	$357
Supplemental disclosure of noncash investing activities:
Accrued milestone payments to Parivid	$—	$2,000

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

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2008.

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

Cash, Cash Equivalents, and Marketable Securities

The Company invests its excess cash in bank deposits, money market accounts, corporate debt securities and U.S. government obligations. The Company considers all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost, and primarily consist of money market funds maintained at major U.S. financial institutions. All marketable securities, which primarily represent marketable debt securities, have been classified as “available-for-sale.” Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. Management determines the appropriate classification of its investments in marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income.  During the six months ended June 30, 2008, the Company recorded realized gains on marketable securities of $47,000.  There were no realized gains or losses on marketable securities during the three months ended June 30, 2008 and during the three and six months ended 2007.  The cost of securities sold is based on the specific identification method. Interest earned on marketable securities is included in interest income.

Long-Lived Assets

The Company evaluates the recoverability of its property, equipment and intangible assets when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, which provides that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the undiscounted future cash flows of such assets or businesses. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. No impairment charges have been required to be recognized during the six months ended June 30, 2008.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs include wages, benefits, facility and other research-related overhead expenses, as well as license fees and contracted research and development activities. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized in accordance with EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The capitalized amounts are expensed as the related goods are delivered or the services are received.

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

In accordance with SFAS 123R, the fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option-pricing model.  The Company considers, among other factors, the implied volatilities of its own currently traded options to provide an estimate of volatility based upon current trading activity. The Company concluded that a blended volatility rate based upon the most recent three-and-one-half year period of its own historical performance, as well as the implied volatilities of its own currently traded options, appropriately reflects the expected volatility of its stock going forward. The Company uses a blend of its own historical data and peer data to estimate option exercise and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option. For purposes of identifying peer entities, the Company considers characteristics such as industry, stage of life cycle and financial leverage. The Company updates these assumptions on a quarterly basis to reflect recent historical data. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

SFAS 123R requires the application of an estimated forfeiture rate to current period expense to recognize stock-based compensation expense only for those awards expected to vest. The Company estimates forfeitures based upon historical data, adjusted for known trends, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ from such estimates. Subsequent changes in estimated forfeitures will be recognized through a cumulative adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods.

Unvested stock options held by consultants have been revalued using the Company’s estimate of fair value at each balance sheet date pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  Stock-based compensation expense is recorded in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, or FIN 28.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, or SFAS 109.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be recovered.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As a result of adopting FIN 48, as of January 1, 2007, the Company recorded a reduction in its deferred tax asset valuation allowance of approximately $3.1 million for unrecognized tax benefits related to research and development tax credit and net operating losses.  During the six months ended June 30, 2008, the Company had no material unrecognized tax benefits and no adjustments to its deferred tax assets under FIN 48.  The Company’s practice has been and continues to be to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero at both the adoption date and for the six months ended June 30, 2008.

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

Comprehensive Loss

The Company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income, or SFAS 130. SFAS 130 establishes rules for the reporting and display of comprehensive income (loss) and its components. Accumulated other comprehensive income as of June 30, 2008 and 2007 consists entirely of unrealized gains and losses on available-for-sale securities.  Comprehensive loss for the three months ended June 30, 2008 and 2007 was $15.2 million and $18.7 million, respectively.  Comprehensive loss for the six months ended June 30, 2008 and 2007 was $28.6 million and $35.7 million, respectively.

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

Segment Reporting

SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographical areas, and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products. All of the Company’s revenues through June 30, 2008 have come from one collaborative partner.

3.              Intangible assets

As of June 30, 2008 and December 31, 2007, intangible assets, net of accumulated amortization, are as follows (in thousands):

		June 30, 2008		December 31, 2007
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core technology	12 years	$3,593	$(358)	$3,593	$(209)
Non-compete agreement	2 years	170	(102)	170	(59)

Total intangible assets		$3,763	$(460)	$3,763	$(268)

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets.  Amortization expense was $0.1 million for each of the three months ended June 30, 2008 and 2007.  Amortization expense was $0.2 million and $0.1 million during the six months ended June 30, 2008 and 2007, respectively.

The Company expects to incur amortization expense of approximately $0.3 million per year for each of the next five years.

4.              Collaboration Agreements

2003 Sandoz Collaboration

In November 2003, the Company entered into a collaboration and license agreement (the “2003 Sandoz Collaboration”) with Sandoz N.V. and Sandoz Inc. to jointly develop and commercialize M-Enoxaparin, a generic version of Lovenox®, a low molecular weight heparin.  Sandoz N.V. later assigned its rights and obligations under the 2003 Sandoz Collaboration to Sandoz AG.  Sandoz AG and Sandoz Inc. are collectively referred to as “Sandoz.”  Under the 2003 Sandoz Collaboration, the Company granted Sandoz the exclusive right to manufacture, distribute and sell M-Enoxaparin in the United States.  The Company agreed to provide development and related services on a commercially reasonable basis, which includes developing a manufacturing process to make M-Enoxaparin, scaling up the process, contributing to the preparation of an Abbreviated New Drug Application, or ANDA, in Sandoz’ name to be filed with the Food & Drug Administration, or FDA, further scaling up the manufacturing process to commercial scale, and related development of intellectual property.  The Company has the right to participate in a joint steering committee which is responsible for overseeing development, legal and commercial activities and approves the annual collaboration plan. Sandoz is responsible for commercialization activities and will exclusively distribute and market the product.

As compensation under the 2003 Sandoz Collaboration, the Company received a $0.6 million non-refundable up-front payment as reimbursement for certain specified vendor costs that were incurred prior to the effective date of the 2003 Sandoz Collaboration.  The Company is paid at cost for external costs incurred for development and related activities and is paid for full time equivalents (“FTEs”) performing development and related services.  In addition, Sandoz will, in the event there are no third party competitors marketing a Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration) share profits with the Company. Alternatively, in certain circumstances, if there are third party competitors marketing a Lovenox-Equivalent Product, Sandoz will pay royalties to the Company on net sales of injectable M-Enoxaparin. If certain milestones are achieved with respect to injectable M-Enoxaparin under certain circumstances, Sandoz will make payments to the Company, which would reach $55 million if all such milestones are achieved. A portion of the development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, will be offset against profit-sharing amounts, royalties and milestone payments. Sandoz also may offset a portion of any product liability costs and certain other expenses arising from patent litigation against any profit-sharing amounts, royalties and milestone payments. The Company has not earned any milestones, royalties or profit-share to date.

The Company recognizes the $0.6 million non-refundable up-front payment as revenue on a straight line basis over the estimated M-Enoxaparin development period.  In June 2008, the Company revised its estimate of the development period from 5 years to approximately 5.5 years due to a change in the projected timing of regulatory activities.  The change in estimate is not material to the Company’s net loss or net loss per share for the three and six months ended June 30, 2008.  The Company recognized revenue relating to this up-front payment of approximately $6,000 and $12,000 for the three and six months ended June 30, 2008, respectively.

The Company recognizes revenue from FTE services and revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenues from external development costs are recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services, except with respect to any amounts due Sandoz for manufacturing raw material purchases, which are recorded on a net basis as an offset to the related development expense pursuant to the provisions of EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.  There were no such manufacturing raw material purchases in the six months ended June 30, 2008 or during 2007.

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

Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of the Company’s common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million.  The Company recognizes revenue from the $13.6 million paid premium on a straight-line basis over the estimated development period of approximately six years beginning in June 2007.  The Company recognized revenue relating to this paid premium of approximately $0.5 million and $1.1 million for the three and six months ended June 30, 2008, respectively.  Under the 2006 Sandoz Collaboration, the Company and Sandoz AG expanded the M-Enoxaparin geographic markets covered by the 2003 Sandoz Collaboration to include the European Union and further agreed to exclusively collaborate on the development and commercialization of three other follow-on and complex generic products for sale in specified regions of the world.  Each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions.  The Company has agreed to provide development and related services on a commercially reasonable basis, which includes developing a manufacturing process to make the products, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale, and related development of intellectual property.  The Company has the right to participate in a joint steering committee, which is responsible for overseeing development, legal and commercial activities and approves the annual collaboration plan. Sandoz AG is responsible for commercialization activities and will exclusively distribute and market the products.

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

Costs, including development costs and the cost of clinical studies, will be borne by the parties in varying proportions, depending on the type of expense and the related product.  All commercialization responsibilities and costs will be borne by Sandoz AG.  Under the 2006 Sandoz Collaboration, the Company is paid at cost for any external costs incurred in the development of products where development activities are funded solely by Sandoz AG, or partly in proportion where development costs are shared between the Company and Sandoz AG.  The Company also is paid for FTEs performing development services where development activities are funded solely by Sandoz AG, or partly by proportion where development costs are shared between the Company and Sandoz AG.  The parties will share profits in varying proportions, depending on the product. The Company is eligible to receive up to $188.0 million in milestone payments if all milestones are achieved for the four product candidates.  None of these payments, once received, is refundable and there are no general rights of return in the arrangement.

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

5.              Stock-Based Compensation

Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan, for the three months ended June 30, 2008 and 2007 was $2.6 million and $3.4 million, respectively.  Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan, for the six months ended June 30, 2008 and 2007 was $4.6 million and $7.0 million, respectively.

The Company recorded stock-based compensation expense of $1.8 million related to outstanding employee stock option grants and the Company’s employee stock purchase plan during each of the three months ended June 30, 2008 and 2007.  The Company recorded stock-based compensation expense of $3.1 million and $3.4 million related to outstanding employee stock option grants and the Company’s employee stock purchase plan during the six months ended June 30, 2008 and 2007, respectively.  During the six months ended June 30, 2008, the Company granted options to purchase an aggregate of 942,081 shares of the Company’s common stock.  The Company recorded stock-based compensation expense, using the accelerated method under FIN 28, of $0 and $4,000 related to outstanding consultant stock option grants during the six months ended June 30, 2008 and 2007, respectively.  No stock-based compensation expense was recorded related to outstanding consultant stock option grants during the three months ended June 30, 2008 and 2007.  The weighted average grant date fair value of options granted to employees was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below.  The weighted average grant date fair value of option awards granted during the three months ended June 30, 2008 and 2007 was $9.20 and $8.23 per option, respectively.  The weighted average grant date fair value of option awards granted during the six months ended June 30, 2008 and 2007 was $6.22 and $8.44 per option, respectively.  The following tables summarize the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Expected volatility	83%	76%	83%	72%
Expected dividends	—	—	—	—
Expected life (years)	5	6	0.5	0.5
Risk-free interest rate	3.6%	4.9%	2.1%	5.2%

	Stock Options		Employee Stock Purchase Plan
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Expected volatility	83%	75%	79%	70%
Expected dividends	—	—	—	—
Expected life (years)	6	6	0.5	0.5
Risk-free interest rate	3.3%	4.8%	3.3%	5.2%

At June 30, 2008, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $14.0 million, including estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.6 years.

The Company has also made awards of restricted common stock to certain employees, officers and directors.  During the six months ended June 30, 2008, the Company awarded 226,760 shares of restricted common stock to certain employees and officers.  Awards generally fully vest four years from the grant date, although certain awards have performance conditions such as the commercial launch of M-Enoxaparin in the U.S.

Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of June 30, 2008 are summarized below:

Vesting Schedule	Nonvested Shares (in thousands)

Time-based	577
Performance-based	430

Nonvested at June 30, 2008	1,007

In June 2008, the Company revised the implicit service period for certain performance-based restricted stock awards due to a change in the expected vesting date.  As a result of this change in estimate, the Company’s net loss was $27,000 less than had the estimate remained unchanged for the six months ended June 30, 2008.  The Company recorded stock-based compensation expense of $0.8 million and $1.6 million related to outstanding restricted stock awards during the three months ended June 30, 2008 and 2007, respectively.  The Company recorded stock-based compensation expense of $1.5 million and $3.6 million related to outstanding restricted stock awards during the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $5.4 million, including estimated forfeitures, which is expected to be recognized over the weighted average remaining requisite service period of approximately 2 years.

During the six months ended June 30, 2008, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 49,791 shares of common stock.  Additionally, the Company issued 26,192 shares of common stock to employees under the Company’s employee stock purchase plan during the six months ended June 30, 2008.

6.              Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements, or SFAS 157, as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.  In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer implementation of SFAS 157 as it relates to non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, SFAS 157 will have on its non-financial assets and liabilities.

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

Assets measured at fair value on a recurring basis at June 30, 2008 are as follows:

		Quoted Prices in	Significant Other	Significant Other
	June 30,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$37,972	$37,972	$—	$—
Marketable securities	71,332	—	71,332	—
Total	$109,304	$37,972	$71,332	$—

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

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, or SFAS 160, was issued. SFAS 160 changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements.  SFAS 160 is effective January 1, 2009.  When implemented, prior periods will be recast for the changes required by SFAS 160. The adoption of this pronouncement is not expected to have any impact on the Company’s financial condition, results of operations or cash flows.

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

Our most advanced product candidate, M-Enoxaparin, is designed to be a technology-enabled generic version of Lovenox®, a widely prescribed low molecular weight heparin, or LMWH.  In 2003, we formed a collaboration, the 2003 Sandoz Collaboration, with Sandoz N.V. and Sandoz Inc., affiliates of Novartis AG, to jointly develop, manufacture and commercialize M-Enoxaparin in the U.S.  Sandoz N.V. later assigned its rights and obligations under the 2003 Sandoz Collaboration to Sandoz AG. We refer to Sandoz AG and Sandoz Inc. collectively as Sandoz. In August 2005, Sandoz submitted an Abbreviated New Drug Application, or ANDA, to the U.S. Food and Drug Administration, or FDA, for the syringe formulation of M-Enoxaparin.  The ANDA was amended in 2006 to include a paragraph IV certification stating that Sanofi-Aventis’ patents for Lovenox listed in the FDA’s listing of approved drug products, the Orange Book, are, among other things, invalid or unenforceable.

In July 2006, we entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement with Novartis Pharma AG and a Memorandum of Understanding, or MOU, with Sandoz AG, an affiliate of Novartis Pharma AG.  In June 2007, we and Sandoz AG executed a definitive collaboration and license agreement, or the Definitive Agreement, which superseded the MOU.  We and Sandoz amended the Definitive Agreement in April 2008.  We refer to this series of agreements collectively as the 2006 Sandoz Collaboration.  Under the 2006 Sandoz Collaboration, we expanded the geographic markets covered by the 2003 Sandoz Collaboration related to M-Enoxaparin to include the European Union and further agreed to exclusively collaborate on the development and commercialization of three other follow-on and complex generic products for sale in specified regions of the world.

Since our inception in May 2001, we have incurred annual net losses.  As of June 30, 2008, we had an accumulated deficit of $222.7 million.  We expect to incur substantial and increasing losses for the next several years as we develop our product candidates, expand our research and development activities and prepare for the commercial launch of our product candidates. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

Since our inception, we have had no revenues from product sales. Our revenues have all been derived from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and primarily consist of amounts earned by us for reimbursement by Sandoz of research and development services and development costs for certain programs.  In June 2004, we completed an initial public offering of 6,152,500 shares of common stock, the net proceeds of which were $35.3 million after deducting underwriters’ discounts and expenses. In July 2005, we raised $122.3 million in a follow-on public offering, net of expenses, from the sale and issuance of 4,827,300 shares of our common stock. In September 2006, in connection with the 2006 Sandoz Collaboration, we sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of our common stock on the NASDAQ Global Market was $13.05 on the date of purchase) for an aggregate purchase price of $75.0 million, resulting in an equity premium of $13.6 million. To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates.

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales and are uncertain whether or not we will generate any revenue from the sale of products over the next several years. We have recognized, in the aggregate, $67.6 million of revenue from our inception through June 30, 2008. This revenue was derived entirely from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration.  We will seek to generate revenue from a combination of research and development payments, profit sharing payments, milestone payments and royalties in connection with our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and similar future collaborative or strategic relationships. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development and other payments received under our collaborative or strategic relationships, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

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

The FDA is currently reviewing both M-Enoxaparin ANDAs, including our manufacturing data and technology and characterization methodology. In parallel, and in collaboration with Sandoz, we are focused on activities related to supporting the FDA’s review of the ANDAs and preparing for the commercialization of M-Enoxaparin, if and when approved, by advancing manufacturing, supply chain, and sales and marketing objectives. In November 2007, Sandoz received a letter from the FDA stating that the syringe ANDA for M-Enoxaparin was not approvable in its then-current form because the ANDA did not adequately address the potential for immunogenicity of the drug product.  In early 2008, we and Sandoz provided the FDA with a proposed plan for addressing the potential for the immunogenicity of the drug product. In April 2008, the FDA responded to the proposal and provided additional guidance which indicated general concurrence with our approach and proposal. The FDA also requested additional data from in vitro and in vivo animal tests, the testing of additional samples for tests previously proposed, and additional information regarding certain of the methods proposed.  The FDA has not requested human clinical trials at this time; however, there can be no assurances that the FDA will not require such studies in the future.  We and Sandoz anticipate that we will be able to submit an amendment to the M-Enoxaparin ANDA containing the requested additional data during the third quarter of 2008.

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

M356

M356 is designed to be a technology-enabled generic version of Copaxone®, a complex drug consisting of a mixture of polypeptide chains. Copaxone is indicated for reduction of the frequency of relapses in patients with Relapsing-Remitting Multiple Sclerosis.  Multiple sclerosis is a chronic disease of the central nervous system characterized by inflammation and neurodegeneration.  In North America, Copaxone is marketed through Teva Neuroscience LLC, a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd., and distributed by Sanofi-Aventis. Teva and Sanofi-Aventis have an additional collaborative arrangement for the marketing of Copaxone in Europe and other markets, under which Copaxone is either co-promoted with Teva or is marketed solely by Sanofi-Aventis.  Under the Definitive Agreement, we and Sandoz AG have agreed to jointly develop, manufacture and commercialize glatiramer acetate injection, the generic name for Copaxone, which we refer to as M356. We are responsible for funding substantially all of the U.S.-related M356 development costs, with Sandoz AG responsible for legal and commercialization costs. Outside of the U.S., we and Sandoz AG share equally the development costs, with Sandoz responsible for commercialization and legal costs.  In accordance with the 2006 Sandoz Collaboration, in December 2007, Sandoz submitted to the FDA an ANDA in its name containing a Paragraph IV certification seeking approval to market M356 in the United States.  On July 9, 2008, the FDA notified Sandoz that it had accepted the ANDA for review as of December 27, 2007.  In addition, the FDA’s published database indicates that the first substantially complete ANDA submitted for glatiramer acetate injection containing a Paragraph IV certification was filed on December 27, 2007.

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

Results of Operations

Three Months Ended June 30, 2008 and 2007

Revenue

Revenues for the three months ended June 30, 2008 and 2007 were $3.6 million and $4.2 million, respectively.  Revenues for the three months ended June 30, 2008 and 2007 consist of (i) amounts earned by us under our 2003 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs and (ii) amounts earned by us under our 2006 Sandoz Collaboration for amortization of the equity premium, reimbursement of research and development services and reimbursement of development costs.  Revenues for the three month period ended June 30, 2008 compared to the three months ended June 30, 2007 decreased $0.6 million due primarily to a decrease of $0.8 million in reimbursable development expenditures on our M356 and glycoprotein programs associated with the 2006 Sandoz Collaboration and a $0.2 million decrease in reimbursable development expenditures associated with preparing for the potential commercial launch of M-Enoxaparin in the U.S.  These decreases were offset by a $0.4 million increase related to the amortization of the equity premium.

Research and Development

The following table summarizes the primary components of our research and development expenditures for our principal research and development programs for the three months ended June 30, 2008 and 2007.

Research and Development Program	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
	(in thousands)
Development programs	$11,490	$15,939
Discovery programs	1,442	986
Other research	6	61

Total research and development expense	$12,938	$16,986

Research and development expense for the three months ended June 30, 2008 was $12.9 million compared to $17.0 million for the three months ended June 30, 2007.  The decrease of $4.0 million from 2007 to 2008 primarily resulted from a decrease of $3.9 million in manufacturing and process development costs and research conducted by third parties in support of our M356 and M-Enoxaparin programs, a decrease of $0.7 million in in-process research and development due to a charge taken in April 2007 related to the Parivid asset purchase, a decrease of $0.3 million in stock-based compensation expense primarily due to a revision of the expected vesting date on certain performance-based restricted stock awards and a decrease of $0.1 million in personnel and related costs.  These decreases were offset by an increase of $1.0 million in clinical trial costs for our M118 program.

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

The decrease in expenditures on development programs of $4.4 million from 2007 to 2008 was primarily related to a decrease in our M356 and M-Enoxaparin program costs due to the timing of manufacturing and process development activity. This decrease was offset by an increase in headcount resources dedicated to our M118 program as we progress through the Phase 2a clinical trial.

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

General and Administrative

General and administrative expense for the three months ended June 30, 2008 was $6.3 million, compared to $8.0 million for the three months ended June 30, 2007. General and administrative expense decreased by $1.7 million from 2007 to 2008 due to a decrease of $0.8 million in professional fees due to a reduction in legal activities, a decrease of $0.6 million in stock-based compensation expense resulting primarily from a revision of the expected vesting date on certain performance-based restricted stock awards, and $0.3 million in personnel and related costs due to lower placement fees.

We anticipate increases in general and administrative expenses to support our research and development programs including increases associated with the hiring of additional personnel. We expect to incur increased internal and external legal and business development costs to support our various product development efforts, which can vary from period to period.

Interest Income and Expense

Interest income was $0.9 million and $2.2 million for the three months ended June 30, 2008 and 2007, respectively. The decrease of $1.3 million from 2007 to 2008 was primarily due to lower average investment balances and lower interest rates.

Interest expense was $0.2 million for both the three months ended June 30, 2008 and 2007.  We did not draw any additional amounts from our equipment line of credit during the three months ended June 30, 2008.

Six Months Ended June 30, 2008 and 2007

Revenue

Revenues for the six months ended June 30, 2008 and 2007 were $7.7 million and $6.4 million, respectively.  Revenues increased $1.3 million due primarily to a $1.0 million increase related to the amortization of the equity premium and a $0.6 million increase of reimbursable development expenditures associated with preparing for the potential commercial launch of M-Enoxaparin in the U.S., offset by a decrease of $0.3 million in reimbursable development expenditures on our M356 and glycoprotein programs associated with the 2006 Sandoz Collaboration.

Research and Development

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the six months ended June 30, 2008 and 2007:

Research and Development Program	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(in thousands)
Development programs	$22,856	$28,586
Discovery programs	2,989	2,018
Other research	6	153

Total research and development expense	$25,851	$30,757

Research and development expense for the six months ended June 30, 2008 was $25.9 million compared to $30.8 million for the six months ended June 30, 2007.  The decrease of $4.9 million from 2007 to 2008 primarily resulted from a decrease of $5.9 million in manufacturing and process development costs and research conducted by third parties in support of our M356 and M-Enoxaparin programs, a decrease of $0.8 million in stock-based compensation expense primarily due to a revision of the expected vesting date on certain performance-based restricted stock awards and a decrease of $0.7 million in in-process research and development due to a charge taken in April 2007 related the Parivid asset purchase.  These decreases were offset by an increase of $1.6 million in clinical trial costs for our M118 program and $0.9 million in personnel and related costs associated with the growth in our research and development organization.

The decrease in expenditures on development programs of $5.7 million from 2007 to 2008 was primarily related to a decrease in our M356 program and M-Enoxaparin costs due to the timing of manufacturing and process development activity. This decrease was offset by an increase in headcount resources dedicated to our glycoprotein programs associated with 2006 Sandoz Collaboration and our M118 program as we progress through the Phase 2a clinical trial.

The discovery program expenditures from 2007 to 2008 include an increase of approximately $1.0 million due to an increase in our oncology program expenditures representing additional resources dedicated to applying our analytical capabilities to drug discovery.

The decrease in other research expense was primarily due to a decrease in headcount and headcount related costs relating to general technology development and support activities as resources are allocated to development programs.

General and Administrative

General and administrative expense for the six months ended June 30, 2008 was $12.1 million compared to $15.7 million for the six months ended June 30, 2007. General and administrative expense decreased by $3.6 million from 2007 to 2008 due to a decrease of $1.7 million in professional fees due to a reduction in legal activities, $1.6 million in stock-based compensation expense primarily due to a revision of the expected vesting date on certain performance-based restricted stock awards, and $0.3 million in personnel and related costs due to lower placement fees.

Interest Income and Expense

Interest income was $2.4 million and $4.7 million for the six months ended June 30, 2008 and 2007, respectively. The decrease of $2.3 million from 2007 to 2008 was primarily due to lower average investment balances and lower interest rates.

Interest expense was $0.4 million for both the six months ended June 30, 2008 and 2007.  We did not draw any additional amounts from our equipment line of credit during the six months ended June 30, 2008.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities, payments from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, and borrowings from our lines of credit and capital lease obligations.  We expect to finance our current and planned operating requirements principally through our current cash, cash equivalents and marketable securities.  We believe that these funds will be sufficient to meet our operating requirements through at least 2009.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.  We may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

At June 30, 2008, we had $109.4 million in cash, cash equivalents and marketable securities.  In addition, we held $1.8 million in restricted cash which serves as collateral for a letter of credit related to our facility lease.  During the six months ended June 30, 2008 and 2007, our operating activities used $24.3 million and $28.4 million, respectively.  The use of cash for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.  For the six months ended June 30, 2008, our net loss adjusted for non-cash items was $23.1 million.  In addition, the net change in our operating assets and liabilities used $1.3 million and resulted from: a decrease in accounts receivable of $0.7 million, due to the timing of cash receipts from our sole customer; a decrease in unbilled collaboration revenue of $6.1 million, resulting from decreased manufacturing and research costs for our M- Enoxaparin program; a decrease in accounts payable of $6.6 million, due to the payment of manufacturing and research costs for our M-Enoxaparin program and clinical trial costs for our M118 program; a decrease in accrued expenses of $1.4 million, resulting from the payment of annual bonuses earned during 2007; and decreased manufacturing and research costs for our M-Enoxaparin program.  For the six months ended June 30, 2007, our net loss adjusted for non-cash items was $29.8 million.  In addition, the net change in our operating assets and liabilities provided $1.4 million, primarily due to an increase in accounts payable of $1.0 million due to general increases in our business activities as a result of greater headcount and increased product development costs and a decrease in unbilled collaboration revenue of $0.7 million due to a decrease in reimbursable development activities for the M-Enoxaparin program.  These changes were offset by an increase in prepaid expenses and other current assets of $0.3 million due to an increase in clinical trial activities for our M118 program.

Net cash provided by investing activities for the six months ended June 30, 2008 and 2007 was $30.6 million and $20.4 million, respectively.  In the first six months of 2008, we used $60.2 million of cash to purchase marketable securities, and we received $92.9 million from sales and maturities of marketable securities.  In the first six months of 2007, we used $147.0 million of cash to purchase marketable securities and received $174.4 million from maturities of marketable securities.  In the first six months of 2008 and 2007, we used $2.1 million and $4.6 million, respectively, to purchase laboratory equipment and leasehold improvements.  In the first six months of 2007, we paid $2.5 million in connection with entering into the asset purchase agreement with Parivid, LLC.

Net cash used in financing activities for the six months ended June 30, 2008 was $1.3 million. We received proceeds of $0.3 million from stock option exercises and purchases of common shares through our employee stock purchase plan. These proceeds were offset by principal payments of $1.3 million on our line of credit and lease agreement obligations and $0.3 million on financed leasehold improvements related to our corporate facility.  Net cash provided by financing activities for the six months ended June 30, 2007 was $1.6 million. We had borrowings of $2.3 million on our lease agreement obligations and received proceeds of $0.5 million from stock option exercises and purchases of common shares through our employee stock purchase plan.  These proceeds were offset by principal payments of $0.9 million on our line of credit and lease agreement obligations and $0.3 million on financed leasehold improvements related to our corporate facility.

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

Revenue

We record revenue on an accrual basis as it is earned and when amounts are considered collectible. Revenues received in advance of performance obligations or in cases where we have a continuing obligation to perform services are deferred and recognized over the performance period. When we are required to defer revenue, the period over which such revenue is recognized is based on estimates by management and may change over the course of the performance period. At the inception of a collaboration agreement, we estimate the term of our performance obligation based on our development plans and our estimate of the regulatory review period. The development plans generally include designing a manufacturing process to make the drug product, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale and related development of intellectual property. Each reporting period we reassess our remaining performance obligations under the applicable collaboration arrangement by considering the time period over which any remaining development and related services to be provided prior to obtaining regulatory approval are expected to be completed. Changes in our estimate could occur due to changes in our development plans or due to changes in regulatory or legal requirements. We have deferred upfront payments of $0.6 million and $13.6 million in connection with our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, respectively. Such upfront payments are being recognized over our estimated period of performance obligation, which is approximately five and a half years and six years, respectively, from the applicable collaboration inception date.  In June 2008, we revised our estimate of the development period under the 2003 Sandoz Collaboration agreement due to a change in the projected timing of certain activities required for the completion of the FDA’s review of the ANDA for M-Enoxaparin.  The change in estimate did not have a material impact on our net loss or net loss per share for the three and six months ended June 30, 2008.

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

The value of our restricted stock awards is recognized as compensation cost in our consolidated statements of operations over each award’s explicit or implicit service periods. We estimate an award’s implicit service period based on our best estimate of the period over which an award’s vesting conditions will be achieved. We reevaluate these estimates on a quarterly basis and will recognize any remaining unrecognized compensation as of the date of an estimate revision over the revised remaining implicit service period. In June 2008, we revised the implicit service period for certain performance-based restricted stock awards due to a change in the expected vesting date.  As a result of this change in estimate, our net loss for the six months ended June 30, 2008 was $27,000 less than had the estimate remained unchanged.  The impact of this change in estimate on our net loss per share was not material.

During the three and six months ended June 30, 2008, we recognized total stock-based compensation expense under SFAS 123R of $2.6 million and $4.6 million, respectively.  As of June 30, 2008, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $14.0 million, including estimated forfeitures, which will be amortized over the weighted-average remaining requisite service periods of 2.6 years.  As of June 30, 2008, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $5.4 million, including estimated forfeitures, which will be amortized over the weighted-average remaining requisite service periods of approximately 2 years.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2008, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. While our cash and investment balances have increased as a result of our initial and follow-on public offerings, we have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.                     Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since our inception in May 2001. At June 30, 2008, our accumulated deficit was approximately $222.7 million. We have not generated revenues from the sale of any products to date. We expect that our annual operating losses will increase over the next several years as we expand our drug commercialization, development and discovery efforts. To become profitable, we must successfully develop and obtain regulatory approval for our existing drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

To become and remain profitable, we must succeed in developing and commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities: developing drugs; obtaining regulatory approval for them through either existing or new regulatory approval pathways; and manufacturing, marketing and selling them. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would cause the market price of our common stock to decrease and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

If we fail to obtain approval for and commercialize our most advanced product candidate, M-Enoxaparin, we may have to curtail our product development programs and our business would be materially harmed.

We have invested a significant portion of our time, financial resources and collaboration efforts in the development of our most advanced product candidate, M-Enoxaparin, a technology-enabled generic version of Lovenox. Our near-term ability to generate revenues and our future success, in large part, depend on the successful development and commercialization of M-Enoxaparin.

In accordance with our 2003 Sandoz Collaboration, Sandoz has submitted ANDAs to the FDA seeking approval to market M-Enoxaparin in the United States.  FDA approval of an ANDA is required before marketing of a generic equivalent of a drug previously approved under a New Drug Application, or NDA. In November 2007, Sandoz received a letter from the FDA stating that the syringe ANDA for M-Enoxaparin was not approvable, because the ANDA did not adequately address the potential for immunogenicity of the drug product.  If we fail to answer the FDA’s questions related to the potential for immunogenicity of the drug product to the satisfaction of the FDA, if we are unable to satisfactorily demonstrate therapeutic equivalence, if the FDA disagrees with our characterization approach or does not agree that M-Enoxaparin is equivalent to Lovenox, or if we otherwise fail to meet FDA requirements for the ANDA (including, but not limited to, manufacturing and bioequivalence requirements) or fail to obtain FDA approval for, and successfully commercialize, M-Enoxaparin, we may never realize revenue from this product and we may have to curtail our other product development programs. As a result, our business would be materially harmed.

Patent litigation with Sanofi-Aventis, the innovator of Lovenox, may cause delays and additional expense in the commercialization of M-Enoxaparin.  If we are not successful in commercializing M-Enoxaparin or are significantly delayed in doing so, our business would be materially harmed, which could include without limitation the curtailment of our other development programs.

Companies that produce branded pharmaceutical products for which there are unexpired patents listed in the FDA’s “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book, often bring patent infringement litigation against applicants seeking FDA approval to manufacture and market generic forms of the branded products before patent expiration.  Litigation against Sandoz, us or others with respect to Lovenox may cause delays and additional expense in the commercialization of M-Enoxaparin.

Currently, Sanofi-Aventis has two listed patents for Lovenox in the Orange Book, United States Patent No. 5,389,618, or the ‘618 Patent, and its counterpart, Reissue Patent No. 38,743, or the ‘743 Reissue Patent.  Sanofi-Aventis has reported that the claims of the ‘618 Patent are identical or substantially identical to the corresponding claims of the ‘743 Reissue Patent.  According to Sanofi-Aventis, by operation of law, the ‘618 Patent ceased to exist and has been replaced by the ‘743 Reissue Patent.  According to the Orange Book, the ‘743 Reissue Patent expires February 14, 2012.

Sanofi-Aventis has brought lawsuits for patent infringement; one against Amphastar Pharmaceuticals, Inc., or Amphastar, and Teva Pharmaceuticals USA, Inc., or Teva, and two separate patent infringement lawsuits against Sandoz.

Amphastar/Teva Patent Infringement Lawsuit

In September 2003, prior to issuance of the ‘743 Reissue Patent, Sanofi-Aventis announced that it had received individual notices from Amphastar and Teva indicating that each had submitted to the FDA its own ANDA for enoxaparin with a paragraph IV certification.  Sanofi-Aventis sued Amphastar and Teva for patent infringement, and in response Amphastar and Teva asserted claims of non-infringement, invalidity and/or unenforceability of the ‘618 Patent, as well as various counterclaims, and sought related declaratory judgment relief against Sanofi-Aventis.   In September 2005, after issuance of the ‘743 Reissue Patent, Amphastar and Teva each subsequently amended its own ANDA to include a second paragraph IV certification for the ‘743 Reissue Patent.

In June 2005, the District Court granted summary judgment in the Amphastar/Teva case, finding that both the ‘618 Patent and the ‘743 Reissue Patent were unenforceable due to Sanofi-Aventis’ inequitable conduct before the United States Patent and Trademark Office, or USPTO.  Thereafter, Sanofi-Aventis appealed the decision to the United States Court of Appeals for the Federal Circuit, or the Court of Appeals.  In April 2006, the Court of Appeals determined that, although there were no issues of material fact with respect to the materiality of certain information withheld from the USPTO, there remained genuine issues of material fact regarding the intent to deceive the USPTO.  Accordingly, the Court of Appeals reversed the District Court’s ruling and remanded the case to the District Court for further proceedings consistent with the Court of Appeals’ decision.  The District Court held a bench trial in December 2006 focused only on inequitable conduct and, in February 2007, the District Court ruled in favor of Amphastar and Teva holding both the ‘618 Patent and the ‘743 Reissue Patent unenforceable by virtue of Sanofi-Aventis’ inequitable conduct before the USPTO.  Sanofi-Aventis appealed this ruling and, in May 2008, the Court of Appeals affirmed the District Court’s ruling.  In June 2008, Sanofi-Aventis petitioned the Court of Appeals for a rehearing en banc and that petition is under review by the Court of Appeals.  Several parties have also filed friend of the court briefs in support of the petition for rehearing. The outcome of this litigation is highly uncertain and, depending on the decision of the Court of Appeals, may result in further procedural actions by the parties involved that might prolong any final determination of the litigation. Our ability to receive approval for M-Enoxaparin and launch M-Enoxaparin, and the timing of any such approval and launch, will depend in part upon the final outcome of this litigation.  We cannot be certain what the outcome of the litigation will be or when it will be final.

Sandoz Patent Infringement Lawsuit

In August 2005, Sandoz submitted an ANDA to the FDA to obtain approval for the commercial manufacture, use and sale of the syringe formulation of enoxaparin and in 2006 Sandoz amended its ANDA by filing a paragraph IV certification stating, among other things, that the ‘618 Patent and ‘743 Reissue Patent are invalid and unenforceable.  In response, Sanofi-Aventis brought a patent infringement suit against Sandoz in August 2006.  Sandoz has moved for summary judgment finding unenforceability of the ‘618 Patent and ‘743 Reissue Patent based upon the decision in the Amphastar/Teva case, and the District Court has stayed the case against Sandoz until September 8, 2008.

In December 2006, Sandoz submitted an ANDA with the FDA to obtain approval for the commercial manufacture, use and sale of the vial formulation of enoxaparin and included a paragraph IV certification, stating, among other things, that the ‘618 Patent and ‘743 Reissue Patent are invalid and unenforceable.  Sanofi-Aventis brought a patent infringement suit against Sandoz in September 2007.  Sandoz has moved to dismiss the suit based upon the decision in the Amphastar/Teva case, and the District Court has stayed the case against Sandoz until September 8, 2008.

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

Under our 2003 Sandoz Collaboration, the decision as to when to begin marketing M-Enoxaparin if the ANDA is approved will be determined jointly by us and Sandoz in most circumstances.  However, Sandoz does have sole discretion over the decision as to when to begin marketing M-Enoxaparin under certain circumstances.  Sandoz could decide to market M-Enoxaparin “at risk,” that is prior to final resolution of either the Teva and Amphastar or Sandoz litigation matters, which could result in significant damages, including possibly treble damages, in the event Sanofi-Aventis is successful in either patent litigation case.  Although Sandoz has agreed to indemnify us for patent liability damages, Sandoz has the right to offset certain of these liabilities against the profit-sharing amounts, the royalties and the milestone payments otherwise due to us from the marketing of M-Enoxaparin.

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

In March 2003, Amphastar and Teva each submitted ANDAs for generic versions of Lovenox with the FDA.  In addition, other third parties, including, without limitation, Sanofi-Aventis, may seek approval to market generic versions of Lovenox in the United States.  If a competitor obtains FDA approval or if Sanofi-Aventis decides to market its drug as a generic or license it to another company to be sold as a generic, both known as authorized generics, the financial returns to us from the marketing of M- Enoxaparin would be materially adversely affected.  Under these circumstances, we may not gain any competitive advantage and the resulting market price for our M-Enoxaparin product may be lower, our commercial launch may be delayed or we may not be able to launch our product at all.  Also, we may never achieve significant market share for M-Enoxaparin if one or more third parties markets generic versions of Lovenox.  Under the Hatch-Waxman Act, any developer of a generic drug that is first to have its ANDA accepted for review by the FDA, and whose submission includes a paragraph IV certification, is eligible to receive a 180-day period of generic market exclusivity.  Sandoz was not the first applicant to file an enoxaparin ANDA with a paragraph IV certification, so Sandoz will be forced to wait until the expiration of Teva and/or Amphastar’s exclusivity period before the FDA will be able to finally approve its application. As a result, Teva and/or Amphastar may have the opportunity to establish long term supply agreements with institutional customers before we can enter the market, which would hinder our ability to penetrate the market for generic enoxaparin products.

The 2003 Sandoz Collaboration contains terms which specify the sharing of commercial returns of M-Enoxaparin between us and Sandoz.  Under circumstances when one or more third parties successfully commercialize a generic version of Lovenox, significantly less favorable economic terms for us would be triggered.  Consequently, if other generic versions of Lovenox are approved and commercialized, our revenues from M-Enoxaparin would be reduced and, as a result, our business, including our near-term financial results and our ability to fund future discovery and development programs, would suffer.

Patent litigation with Teva Pharmaceutical Industries Ltd., the innovator of Copaxone, may cause delays and additional expense in the commercialization of M356.  If we are not successful in commercializing M356 or are significantly delayed in doing so, our business may be materially harmed.

In July 2008, the FDA accepted for review the ANDA for generic Copaxone submitted by Sandoz.   In response, Teva Pharmaceutical Industries Ltd. has publicly stated its intent to bring a patent infringement claim against us as well as Sandoz.  Litigation could significantly delay, impair or prevent our ability to commercialize M356 and our business could be materially harmed.  Litigation involves many risks and uncertainties, and there is no assurance that Sandoz or we will prevail in any lawsuit with Teva Pharmaceutical Industries.  In addition, Teva Pharmaceutical Industries has significant resources and any litigation with Teva Pharmaceutical Industries could last a number of years, potentially delaying or prohibiting the commercialization of M356.

If other generic versions of our generic and novel drug products are approved and successfully commercialized, our business would suffer.

We expect that certain of our generic product candidates may face intense and increasing competition from other manufacturers of generic and/or branded products.  As patents for branded products and related exclusivity periods expire, manufacturers of generic products may receive regulatory approval for generic equivalents and may be able to achieve significant market penetration. As this happens, or as branded manufacturers launch authorized generic versions of such products, market share, revenues and gross profit typically decline, in some cases, dramatically. If any of our generic product offerings, including M-Enoxaparin or M356, enter markets with a number of competitors, we may not achieve significant market share, revenues or gross profit. In addition, as other generic products are introduced to the markets in which we participate, the market share, revenues and gross profit of our generic products could decline.

We utilize new technologies in the development of some of our products that have not been reviewed or accepted by regulatory authorities.

The basis for approval of some of our products in current or future development, including M-Enoxaparin and M356, is new technologies that have not previously been accepted by the FDA or other regulatory authorities. The FDA’s review and acceptance of our technologies may take time and resources, require independent third-party analysis or not be accepted by the FDA and other regulatory authorities. For some of our products, the regulatory approval path and requirements may not be clear, which could add significant delay and expense. Delays or failure to obtain regulatory approval of any of the products that we develop would adversely affect our business.

If we or our collaborative partners are unable to obtain sufficient quantities of raw materials, experience manufacturing difficulties or are unable to manufacture sufficient quantities of our product candidates, including M-Enoxaparin and M118, our development and commercialization efforts may be materially harmed.

We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend upon our collaborative partners and other third parties to provide raw materials, manufacture the drug substance, produce the final drug product and provide certain analytical services with respect to our product candidates, including M-Enoxaparin. We, our collaborative partners or our third -party contractors may have difficulty meeting FDA manufacturing requirements, including, but not limited to, reproducibility, validation and scale-up, and continued compliance with current good manufacturing practices requirements.  In addition, in early 2008, a contaminant was identified in some supplies of unfractionated heparin, or UFH.  UFH is a starting material for some of our product candidates, and therefore this event may have an adverse impact on the supply of starting materials for some of our product candidates and we, our collaborative partners or our third -party contractors may have difficulty producing products in the quantities necessary to meet FDA requirements or meet anticipated market demand.  If we, our collaborative partners or our third-party manufacturers or suppliers are unable to satisfy the FDA pre-approval manufacturing requirements for our product candidates, or are unable to produce our products in sufficient quantities to meet the requirements for the launch of the product or to meet future demand, our revenues and gross margins could be adversely affected.

If the raw materials, including UFH, used in our products become difficult to obtain, significantly increase in cost or become unavailable, we may be unable to produce our products and this would have a material adverse impact on our business.

We and our collaborative partners and vendors obtain certain raw materials, including UFH, from suppliers who in turn source the materials from other countries.  The FDA has recently placed restrictions on the import of some raw materials from China and imposed testing requirements, and may in the future place additional restrictions and testing requirements, on the use of raw materials, including UFH, in products intended for sale in the United States, including our M-Enoxaparin, M118 and other products.  As a result, the raw materials, including UFH, used in our products may become difficult to obtain, significantly increase in cost, or become unavailable to us.  If any of these events occur, we may be unable to produce our products in sufficient quantities to meet the requirements for the commercial launch of the product or to meet future demand, which would have a material adverse impact on our business.

We will require substantial additional funds to execute our business plan and, if additional capital is not available, we may need to limit, scale back or cease our operations.

As of June 30, 2008, we had cash, cash equivalents and marketable securities totaling $109.4 million. For the six months ended June 30, 2008, we had a net loss of $28.3 million and used cash in operating activities of $24.3 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our drug candidates, as well as funds necessary to manufacture and market any products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements may vary depending on the following:

•                  the advancement of our generic product candidates and other development programs;

•                  the timing of FDA approval of the products of our competitors;

•                  the cost of litigation, including potential patent litigation with Sanofi-Aventis relating to Lovenox or Teva Pharmaceuticals Industries relating to Copaxone that, in either case, is not otherwise covered by our collaboration agreement, or potential patent litigation with others, as well as any damages, including possibly treble damages, that may be owed to third parties should we be unsuccessful in such litigation;

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

•                  the availability and cost of manufacturing, marketing, distribution and sales capabilities;

•                  the effectiveness of our marketing, distribution and sales capabilities;

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

•                  the sales, distribution and marketing efforts of competitors; and

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

Risks Relating to Development and Regulatory Approval

If we are not able to obtain regulatory approval for commercial sale of our generic product candidates, including M-Enoxaparin and M356, as therapeutic equivalents to their corresponding reference listed drugs, our future results of operations will be adversely affected.

Our future results of operations depend to a significant degree on our ability to obtain regulatory approval for and commercialize generic versions of complex drugs, such as M-Enoxaparin and M356. We will be required to demonstrate to the satisfaction of the FDA, among other things, that our generic products (i) contain the same active ingredients as the branded products upon which they are based, (ii) are of the same dosage form, strength and route of administration as the branded products upon which they are based, and have the same labeling as the approved labeling for the branded products, with certain exceptions, and (iii) meet compendial or other applicable standards for strength, quality, purity and identity, including potency.  In addition, approval of a generic product generally requires demonstrating that the generic drug is bioequivalent to the listed drug upon which it is based, meaning that there are no significant differences with respect to the rate and extent to which the active ingredients are absorbed and become available at the site of drug action.  However, the FDA may or may not waive the requirements for certain bioequivalence data (including clinical data) for certain drug products, including injectable solutions that have been shown to contain the same active and inactive ingredients in the same concentration as the reference listed drug.

Determination of therapeutic equivalence of our generic versions of complex drugs to the reference listed drugs will be based, in part, on our demonstration of chemical equivalence of our version to the respective reference listed drugs. The FDA may not agree that we have adequately characterized our products or that our products and their respective branded drugs are chemical equivalents.  In that case, the FDA may require additional information, including preclinical or clinical test results, to determine therapeutic equivalence or to confirm that any inactive ingredients or impurities do not compromise the product’s safety and efficacy. Provision of sufficient information for approval may be difficult, expensive and lengthy.  We cannot predict whether any of our generic product candidates will receive FDA approval.

In the event that the FDA modifies its current standards for therapeutic equivalence with respect to generic versions of Lovenox, Copaxone or other complex drug products, does not establish standards for interchangeability for generic versions of complex drug products, or requires us to conduct clinical trials or complete other lengthy procedures, the commercialization of some of our development candidates could be delayed or prevented or become more expensive. Delays in any part of the process or our inability to obtain regulatory approval for our products could adversely affect our operating results by restricting or significantly delaying our introduction of new products.

If the United States Congress does not take action to create an abbreviated regulatory pathway for follow-on biologics, and if the FDA is not able to establish specific guidelines regarding the scientific analyses required for characterizing follow-on versions of biologics and complex protein drugs, then the uncertainty about the potential value of our glycoprotein program will be increased.

The regulatory climate in the United States for follow-on versions of biologics and complex protein products remains uncertain.  Although there has been recent legislative activity, there is currently no established statutory or regulatory pathway for approval of follow-on versions of biologics and most protein drugs. The FDA has approved the majority of new protein products under the Public Health Service Act, or PHSA, through the use of Biologic License Applications, or BLAs. There is no provision in the PHSA for an abbreviated BLA approval pathway comparable to an ANDA under Section 505(j) of the Federal Food, Drug, and Cosmetic Act, or the FDCA, and the FDA has stated it does not believe it has the authority to rely on prior BLA approvals or on their underlying data to approve follow-on products.  Moreover, even for proteins originally approved as NDAs under Section 505(b) of the FDCA, there is uncertainty as to what data the FDA may require to demonstrate the sameness required for approval of an ANDA.  In addition, there has been opposition to the FDA’s use of section 505(b)(2), which allows an applicant to rely on information from published scientific literature and/or a prior approval of a similar drug, to approve follow-on versions of protein and other complex drug products approved under section 505(b)(1) of the FDCA.

Although the FDA has previously stated its intention to draft guidance that is broadly applicable to follow-on protein products, the agency has not issued such guidance to date and may never do so.  Protracted timelines and failure of the FDA to establish standards for approval of follow-on protein products or failure of the United States Congress to enact legislation establishing an abbreviated pathway for approval of follow-on biologics could reduce the value of, or render obsolete, our glycoprotein program.

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

A failure of one or more of our preclinical studies or clinical trials can occur at any stage of testing.  We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize M118 or our other drug candidates, including:

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

•                  the cost of our clinical trials may be greater than we anticipate; and

•                  the effects of our drug candidates may not be the desired effects or may include undesirable side effects or our product candidates may have other unexpected characteristics.

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

We intend in the future to market our products outside of the United States. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with the numerous and varying regulatory requirements of each jurisdiction. The approval procedure and requirements vary among countries, and can require, among other things, submitting or conducting additional testing in each jurisdiction. The time required to obtain approval abroad may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval, and we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in any other foreign country or by the FDA. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside of the United States. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

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

In February 2003, Sanofi-Aventis filed a Citizen Petition with the FDA requesting that the FDA withhold approval of any ANDA for a generic version of Lovenox until and unless the FDA determines that the manufacturing process used by the generic applicant is equivalent to the process used to make Lovenox, or until the generic applicant demonstrates through clinical trials that its product is equally safe and effective as Lovenox, and unless the generic product is shown to contain a specific molecular structure.  Teva, Amphastar, and others have filed comments opposing the Sanofi-Aventis Citizen Petition, and Sanofi-Aventis has filed numerous supplements and reply comments in support of its Citizen Petition.  The FDA has yet to rule on the Sanofi-Aventis Citizen Petition, and if the FDA ultimately grants the Sanofi-Aventis Citizen Petition, we and Sandoz may be unable to obtain approval of our ANDA for M-Enoxaparin, which would materially harm our business.

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

Congress has from time to time considered other legislation, which if enacted, would permit more widespread re-importation of drugs from foreign countries into the United States and which may include re-importation from foreign countries where drugs are frequently sold at lower prices than in the United States; other proposed legislation would have removed restrictions on CMS’ ability to negotiate discounts directly with prescription drug manufacturers provided through the Medicare program.  Such legislation, or similar regulatory changes, could decrease the reimbursement we receive for any approved products which, in turn, could materially adversely affect our operating results and our overall financial condition.

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

We may need to resort to litigation to enforce a patent issued to us or to determine the scope and validity of third-party patent or other proprietary rights in jurisdictions where we intend to market our products, including the United States, the European Union, and many other foreign jurisdictions.  The cost to us of any litigation or other proceeding relating to determining the validity of intellectual property rights, even if resolved in our favor, could be substantial and could divert our management’s efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they may have substantially greater resources.  Moreover, the failure to obtain a favorable outcome in any litigation in a jurisdiction where there is a claim of patent infringement could significantly delay the marketing of our products in that particular jurisdiction.  The costs and uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

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

Under our 2003 Sandoz Collaboration, we and Sandoz agree to exclusively work with each other in the development and commercialization of injectable enoxaparin within the United States. We also granted to Sandoz the right to negotiate additional rights for certain products under certain circumstances. Under the 2006 Sandoz Collaboration, we and Sandoz agree to exclusively work with each other in the development and commercialization of four follow-on and complex generic products for sale in specified regions of the world, including M356 worldwide and the expansion of M-Enoxaparin activity into the European Union.

2003 Sandoz Collaboration

Either we or Sandoz may terminate the 2003 Sandoz Collaboration for material uncured breaches or certain events of bankruptcy or insolvency by the other party. Sandoz may also terminate the 2003 Sandoz Collaboration if the injectable enoxaparin product or the market lacks commercial viability, if new laws or regulations are passed or court decisions rendered that substantially diminish our legal avenues for commercialization of M-Enoxaparin, or, in multiple cases, if certain costs exceed mutually agreed upon limits. If the 2003 Sandoz Collaboration is terminated other than due to our uncured breach or bankruptcy, we will be granted an exclusive license under certain intellectual property of Sandoz to develop and commercialize injectable enoxaparin in the United States. In that event, we would need to expand our internal capabilities or enter into another collaboration, which could cause significant delays that could prevent us from completing the development and commercialization of injectable enoxaparin.  If Sandoz terminates the 2003 Sandoz Collaboration due to our uncured breach or bankruptcy, Sandoz would retain the exclusive right to develop and commercialize injectable enoxaparin in the United States. In that event, we would no longer have any influence over the development or commercialization strategy of injectable M-Enoxaparin in the United States. In addition, Sandoz would retain its rights of first negotiation with respect to certain of our other products in certain circumstances and its rights of first refusal outside of the United States and the European Union. Accordingly, if Sandoz terminates the 2003 Sandoz Collaboration, our introduction of M-Enoxaparin may be significantly delayed, we may decide to discontinue the M-Enoxaparin project, or our revenues may be reduced, any one of which could have a material adverse effect on our business.

2006 Sandoz Collaboration

Either we or Sandoz may terminate the collaboration and license agreement, or Definitive Agreement, we executed with Sandoz in June 2007, as amended in April 2008, for material uncured breaches or certain events of bankruptcy or insolvency by the other party. In addition, the following termination rights apply to some of the products, on a product-by-product basis: (i) if clinical trials are required, (ii) at either party’s convenience within a certain time period, (iii) if the parties agree, or the relevant regulatory authority states in writing, that our intellectual property does not contribute to product approval, (iv) if Sandoz decides to permanently cease development and commercialization of a product, or (v) by either party with respect to certain products if, following a change of control of the other party, the other party fails to perform its material obligations with respect to such product.  For some of the products, for any termination of the Definitive Agreement other than a termination by Sandoz due to our uncured breach or bankruptcy, or a termination by us alone due to the need for clinical trials, we will be granted an exclusive license under certain intellectual property of Sandoz to develop and commercialize the particular product. In that event, we would need to expand our internal capabilities or enter into another collaboration, which could cause significant delays that could prevent us from completing the development and commercialization of such product.  For some products, if Sandoz terminates the Definitive Agreement due to our uncured breach or bankruptcy, or if there is a termination by us alone due to the need for clinical trials, Sandoz would retain the exclusive right to develop and commercialize the applicable product. In that event, we would no longer have any influence over the development or commercialization strategy of such product.  In addition, for other products, if Sandoz terminates due to our uncured breach or bankruptcy, Sandoz retains a right to license certain of our intellectual property without the obligation to make any additional payments for such licenses.  For certain products, if the Definitive Agreement is terminated other than due to our uncured breach or bankruptcy, neither party will have a license to the other party’s intellectual property.  In that event, we would need to expand our internal capabilities or enter into another collaboration, which could cause significant delays that could prevent us from completing the development and commercialization of such product.  Accordingly, if the Definitive Agreement is terminated, our introduction of certain products may be significantly delayed, or our revenues may be significantly reduced either of which could have a material adverse effect on our business.

We may need or elect to enter into alliances or collaborations with other companies to supplement and enhance our own capabilities or fund our development efforts. If we are unsuccessful in forming or maintaining these alliances on favorable terms, or if any collaborative partner terminates or fails to perform its obligations, our business could be adversely affected.

Because we have limited or no capabilities for manufacturing, sales, marketing and distribution, we may need to enter into alliances or collaborations with other companies that can assist with the development and commercialization of our drug candidates. In those situations, we would expect our alliance or collaborative partners to provide substantial capabilities in manufacturing, sales, marketing and distribution. We may not be successful in entering into any such alliances. Even if we do succeed in securing such alliances, we may not be able to maintain them.

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

In addition to relying on a third party for its capabilities, we may depend on our alliances with other companies to provide substantial additional funding for development and potential commercialization of our drug candidates. We may not be able to obtain funding on favorable terms from these alliances, and if we are not successful in doing so, we may not have sufficient funds to develop particular drug candidates internally, or to bring drug candidates to market. Failure or delays in bringing our drug candidates to market will reduce their competitiveness and prevent us from generating sales revenues, which may substantially harm our business.

Furthermore, in an effort to continually update and enhance our proprietary technology platform, we enter into agreements with other companies to develop, license, acquire and/or collaborate on various technologies. If we are unable to enter into the desired agreements, if the agreements do not yield the intended results or if the agreements terminate, we may need to find alternative approaches to such technology needs.  If any of these occur, the development and commercialization of one or more drug candidates could be delayed, curtailed or terminated, any of which may adversely affect our business.

We and our collaborative partners depend on third parties for the manufacture of products. If in the future we encounter difficulties in our supply or manufacturing arrangements, our business may be materially adversely affected.

We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. In addition, we do not have, and do not intend to develop, the ability to manufacture material for our clinical trials or at commercial scale. To develop our drug candidates, apply for regulatory approvals and commercialize any products, we or our collaborative partners need to contract for or otherwise arrange for the necessary manufacturing facilities and capabilities. As a result, we expect generally to rely on contract manufacturers for regulatory compliance. If these contract manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected products or drug candidates could be delayed, which could have a material adverse effect on our business. In addition, any change in these manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

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

In addition, the FDA and other regulatory authorities require that our products be manufactured according to current Good Manufacturing Practices, or cGMP, regulations. Any failure by us, our collaborative partners or our third-party manufacturers to comply with cGMP, and/or our failure to scale-up our manufacturing processes could lead to a delay in, or failure to obtain, regulatory approval. In addition, such failure could be the basis for action by the FDA to withdraw approvals for drug candidates previously granted to us and for other regulatory action. To the extent we rely on a third-party manufacturer, the risk of non-compliance with cGMPs may be greater and the ability to effect corrective actions for any such noncompliance may be compromised or delayed.

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

Our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 33.5% of our outstanding common stock as of June 30, 2008. As a result, these stockholders, if acting together, may have the ability to determine the outcome of or influence matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

•                  a “poison pill” in accordance with our Shareholders Rights Plan that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•                  limitations on the removal of directors.

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

The stock market in general and the market prices for securities of biotechnology companies in particular have experienced extreme volatility that often has been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock has been, and is likely to continue to be, volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•                  failure to obtain FDA approval for the M-Enoxaparin or M356 ANDA or other adverse FDA decisions relating to M-Enoxaparin or M356, including the FDA requiring clinical trials as a condition to M-Enoxaparin or M356  approval;

•                  FDA approval of other ANDAs for generic versions of Lovenox or Copaxone;

•                  litigation involving our company or our general industry or both;

•                  a decision in favor of or against Sanofi-Aventis in any of the current patent litigation matters, or a settlement related to any of those cases;

•                  failure of our other product applications to meet the requirements for regulatory review and/or approval;

•                  results or delays in our or our competitors’ clinical trials or regulatory filings;

•                  failure to demonstrate therapeutic equivalence with respect to our technology-enabled generic product candidates;

•                  demonstration of or failure to demonstrate the safety and efficacy for our novel development product candidates;

•                  our inability to manufacture any products in conformance with cGMP or in commercial quantities;

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

We could be subject to class action litigation due to stock price volatility, which, if it occurs, will distract our management and could result in substantial costs or large judgments against us.

The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of companies in the biotechnology industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition.

Item 4.                     Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on June 4, 2008.

There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 26,942,746 shares of common stock.  The results of the vote taken at the Annual Meeting with respect to the election of the nominees to serve as Class I directors were as follows:

Class III Director Nominees	For	Withheld
Alan Crane	25,751,546 shares	1,191,200 shares
Peter Barton Hutt	23,694,895 shares	3,247,851 shares
Marsha H. Fanucci	26,056,217 shares	886,529 shares

Mr. Crane, Mr. Hutt and Ms. Fanucci were each elected to serve for a three-year term of office or until their successors are duly elected and qualified.  John K. Clarke, Robert S. Langer, Jr., James Sulat and Craig A. Wheeler are currently serving as Class II Directors and Peter Barrett, Ram Sasisekharan, Bennett M. Shapiro and Elizabeth Stoner are currently serving as Class III Directors.

In addition, a vote of the stockholders was taken at the Annual Meeting with respect to the proposal to ratify the selection by our Audit Committee of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.  Of the 26,942,746 shares of common stock present at the Annual Meeting, 26,905,896 shares voted in favor of such proposal, 26,175 shares were voted against such proposal and 10,674 shares abstained from voting.

Item 6.                     Exhibits.

10.1	Form of Amendment to Employment Agreement, dated May 28, 2008, by and between the Registrant and each of John E. Bishop and James Roach.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: August 5, 2008
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2008

	By:	/s/ Richard P. Shea
Richard P. Shea, Chief Financial Officer
(Principal Financial and Accounting Officer)