Form 10-Q
period 2008-09-30
MOMENTA PHARMACEUTICALS INC
filed 2008-11-07
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      ☐     No     ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of October 31, 2008.

Class	Number of Shares
Common Stock $0.0001 par value	36,922,331

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$36,344	$33,038
Marketable securities	59,068	102,899
Accounts receivable	348	747
Unbilled collaboration revenue	3,334	9,037
Prepaid expenses and other current assets	2,472	1,984
Total current assets	101,566	147,705

Property and equipment, net	15,203	15,296
Intangible assets, net	3,207	3,495
Restricted cash	1,778	1,778
Other assets	12	24
Total assets	$121,766	$168,298

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,834	$9,132
Accrued expenses	4,898	5,973
Deferred revenue	2,156	2,180
Line of credit obligations	143	721
Capital lease obligations	1,807	1,696
Lease financing liability	675	640
Deferred rent	70	70
Other current liabilities	2,000	2,000
Total current liabilities	15,583	22,412

Deferred revenue, net of current portion	8,604	10,212
Line of credit obligations, net of current portion	—	17
Capital lease obligations, net of current portion	4,903	6,273
Lease financing liability, net of current portion	1,171	1,681
Deferred rent, net of current portion	111	163
Total liabilities	30,372	40,758

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized at September 30, 2008 and December 31, 2007, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 36,922 and 36,489 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	4	4
Additional paid-in capital	329,937	321,604
Accumulated other comprehensive income	121	332
Accumulated deficit	(238,668)	(194,400)
Total stockholders’ equity	91,394	127,540
Total liabilities and stockholders’ equity	$121,766	$168,298

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Collaboration revenue	$3,914	$5,145	$11,628	$11,563
Operating expenses:
Research and development*	14,073	19,547	39,924	50,307
General and administrative*	6,284	6,255	18,391	21,964
Total operating expenses	20,357	25,802	58,315	72,271

Loss from operations	(16,443)	(20,657)	(46,687)	(60,708)

Other income (expense):
Interest income	675	2,003	3,041	6,688
Interest expense	(191)	(214)	(622)	(571)

Net loss	$(15,959)	$(18,868)	$(44,268)	$(54,591)

Basic and diluted net loss per share	$(0.45)	$(0.53)	$(1.24)	$(1.53)

Shares used in computing basic and diluted net loss per share	35,849	35,664	35,787	35,621

*Includes the following stock-based compensation expense:

Research and development	$1,064	$1,041	$2,742	$3,558

General and administrative	$1,552	$1,644	$4,428	$6,080

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net loss	$(44,268)	$(54,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,876	2,395
Stock-based compensation expense	7,170	9,638
Accretion of discount on investments	(1,715)	(4,936)
Realized gain on sales of marketable securities	(47)	—
Purchase of in-process research and development	—	737
Amortization of intangible assets	288	172
Loss on disposal of assets	—	43
Changes in operating assets and liabilities:
Accounts receivable	399	(1,486)
Unbilled collaboration revenue	5,703	206
Prepaid expenses and other current assets	(488)	(481)
Other assets	12	12
Accounts payable	(5,298)	2,672
Accrued expenses	(1,075)	(979)
Deferred rent	(52)	78
Deferred revenue	(1,632)	(729)
Net cash used in operating activities	(38,127)	(47,249)

Investing activities:
Purchase of intangible assets	—	(2,500)
Purchases of property and equipment	(2,783)	(8,205)
Purchases of marketable securities	(90,259)	(195,229)
Maturities of marketable securities	127,300	246,300
Sales of marketable securities	8,341	—
Net cash provided by investing activities	42,599	40,366

Financing activities:
Proceeds from issuance of common stock under stock plans	1,163	737
Payments on financed leasehold improvements	(475)	(444)
Proceeds from capital lease obligations	—	3,978
Principal payments on capital lease obligations	(1,259)	(775)
Principal payments on line of credit	(595)	(655)
Net cash (used in) provided by financing activities	(1,166)	2,841
Net increase (decrease) in cash and cash equivalents	3,306	(4,042)
Cash and cash equivalents, beginning of period	33,038	22,351
Cash and cash equivalents, end of period	$36,344	$18,309

Supplemental cash flow information:
Cash paid for interest	$622	$571

Supplemental disclosure of noncash investing activities:
Accrued milestone payments to Parivid	$—	$2,000

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

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2008.

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

Cash, Cash Equivalents, and Marketable Securities

The Company invests its excess cash in bank deposits, money market accounts, corporate debt securities and U.S. government obligations. The Company considers all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost, and primarily consist of money market funds maintained at major U.S. financial institutions. All marketable securities, which primarily represent marketable debt securities, have been classified as “available-for-sale.” Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. Management determines the appropriate classification of its investments in marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income.  During the nine months ended September 30, 2008, the Company recorded realized gains on marketable securities of $47,000.  There were no realized gains or losses on marketable securities during the three months ended September 30, 2008 and during the three and nine months ended September 30, 2007.  The cost of securities sold is based on the specific identification method. Interest earned on marketable securities is included in interest income.

Long-Lived Assets

The Company evaluates the recoverability of its property, equipment and intangible assets when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, which provides that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the undiscounted future cash flows of such assets or businesses. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. No impairment charges have been required to be recognized during the nine months ended September 30, 2008.

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

As a result of adopting FIN 48, as of January 1, 2007, the Company recorded a reduction in its deferred tax asset valuation allowance of approximately $3.1 million for unrecognized tax benefits related to research and development tax credit and net operating losses.  During the nine months ended September 30, 2008, the Company had no material unrecognized tax benefits and no adjustments to its deferred tax assets under FIN 48.  The Company’s practice has been and continues to be to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero at both the adoption date and for the nine months ended September 30, 2008.

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

Comprehensive Loss

The Company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income, or SFAS 130. SFAS 130 establishes rules for the reporting and display of comprehensive income (loss) and its components. Accumulated other comprehensive income as of September 30, 2008 and 2007 consists entirely of unrealized gains and losses on available-for-sale securities.  Comprehensive loss for the three months ended September 30, 2008 and 2007 was $15.9 million and $18.7 million, respectively.  Comprehensive loss for the nine months ended September 30, 2008 and 2007 was $44.5 million and $54.4 million, respectively.

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

Segment Reporting

SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographical areas, and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products. All of the Company’s revenues through September 30, 2008 have come from one collaborative partner.

3.                            Intangible assets

As of September 30, 2008 and December 31, 2007, intangible assets, net of accumulated amortization, are as follows (in thousands):

		September 30, 2008		December 31, 2007
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core technology	12years	$3,593	$(433)	$3,593	$(209)
Non-compete agreement	2years	170	(123)	170	(59)

Total intangible assets		$3,763	$(556)	$3,763	$(268)

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets.  Amortization expense was $0.1 million for each of the three months ended September 30, 2008 and 2007.  Amortization expense was $0.3 million and $0.2 million during the nine months ended September 30, 2008 and 2007, respectively.

The Company expects to incur amortization expense of approximately $0.3 million per year for each of the next five years.

4.                            Collaboration Agreements

2003 Sandoz Collaboration

In November 2003, the Company entered into a collaboration and license agreement (the “2003 Sandoz Collaboration”) with Sandoz N.V. and Sandoz Inc. to jointly develop and commercialize M-Enoxaparin, a generic version of Lovenox®, a low molecular weight heparin.  Sandoz N.V. later assigned its rights and obligations under the 2003 Sandoz Collaboration to Sandoz AG.  Sandoz AG and Sandoz Inc. are collectively referred to as “Sandoz.”  Under the 2003 Sandoz Collaboration, the Company granted Sandoz the exclusive right to manufacture, distribute and sell M-Enoxaparin in the United States.  The Company agreed to provide development and related services on a commercially reasonable basis, which includes developing a manufacturing process to make M-Enoxaparin, scaling up the process, contributing to the preparation of an Abbreviated New Drug Application, or ANDA, in Sandoz’ name to be filed with the Food and Drug Administration, or FDA, further scaling up the manufacturing process to commercial scale, and related development of intellectual property.  The Company has the right to participate in a joint steering committee which is responsible for overseeing development, legal and commercial activities and approves the annual collaboration plan. Sandoz is responsible for commercialization activities and will exclusively distribute and market the product.

As compensation under the 2003 Sandoz Collaboration, the Company received a $0.6 million non-refundable up-front payment as reimbursement for certain specified vendor costs that were incurred prior to the effective date of the 2003 Sandoz Collaboration.  The Company is paid at cost for external costs incurred for development and related activities and is paid for full time equivalents (“FTEs”) performing development and related services.  In addition, Sandoz will, in the event there are no third party competitors marketing a Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), share profits with the Company. Alternatively, in certain circumstances, if there are third party competitors marketing a Lovenox-Equivalent Product, Sandoz will pay royalties to the Company on net sales of injectable M-Enoxaparin. If certain milestones are achieved with respect to injectable M-Enoxaparin under certain circumstances, Sandoz will make payments to the Company, which would reach $55 million if all such milestones are achieved. A portion of the development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, will be offset against profit-sharing amounts, royalties and milestone payments. Sandoz also may offset a portion of any product liability costs and certain other expenses arising from patent litigation against any profit-sharing amounts, royalties and milestone payments. The Company has not earned any milestones, royalties or profit-sharing amounts to date.

The Company recognizes the $0.6 million non-refundable up-front payment as revenue on a straight line basis over the estimated M-Enoxaparin development period.  In June 2008, the Company revised its estimate of the development period from 5 years to approximately 5.5 years due to a change in the projected timing of regulatory activities.  The Company recognized revenue relating to this up-front payment of approximately $6,000 and $19,000 for the three and nine months ended September 30, 2008, respectively.

The Company recognizes revenue from FTE services and revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenues from external development costs are recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services, except with respect to any amounts due Sandoz for manufacturing raw material purchases, which are recorded on a net basis as an offset to the related development expense pursuant to the provisions of EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.  There were no such manufacturing raw material purchases in the nine months ended September 30, 2008 or during 2007.

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

Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of the Company’s common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million.  The Company recognizes revenue from the $13.6 million paid premium on a straight-line basis over the estimated development period of approximately six years beginning in June 2007.  The Company recognized revenue relating to this paid premium of approximately $0.5 million and $1.6 million for the three and nine months ended September 30, 2008, respectively.  Under the 2006 Sandoz Collaboration, the Company and Sandoz AG expanded the M-Enoxaparin geographic markets covered by the 2003 Sandoz Collaboration to include the European Union and further agreed to exclusively collaborate on the development and commercialization of three other follow-on and complex generic products for sale in specified regions of the world.  Each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions.  The Company has agreed to provide development and related services on a commercially reasonable basis, which includes developing a manufacturing process to make the products, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale, and related development of intellectual property.  The Company has the right to participate in a joint steering committee, which is responsible for overseeing development, legal and commercial activities and approves the annual collaboration plan. Sandoz AG is responsible for commercialization activities and will exclusively distribute and market the products.

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

5.                            Stock-Based Compensation

Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan, for the three months ended September 30, 2008 and 2007 was $2.6 million and $2.7 million, respectively.  Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan, for the nine months ended September 30, 2008 and 2007 was $7.2 million and $9.6 million, respectively.

The Company recorded stock-based compensation expense of $1.9 million and $1.7 million related to outstanding employee stock option grants and the Company’s employee stock purchase plan during the three months ended September 30, 2008 and 2007, respectively.  The Company recorded stock-based compensation expense of $5.0 million and $5.1 million related to outstanding employee stock option grants and the Company’s employee stock purchase plan during the nine months ended September 30, 2008 and 2007, respectively.  During the nine months ended September 30, 2008, the Company granted options to purchase an aggregate of 1,112,381 shares of the Company’s common stock. The weighted average grant date fair value of options granted to employees was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below.  The weighted average grant date fair value of option awards granted during the three months ended September 30, 2008 and 2007 was $10.99 and $7.34 per option, respectively.  The weighted average grant date fair value of option awards granted during the nine months ended September 30, 2008 and 2007 was $6.95 and $8.38 per option, respectively.  The following tables summarize the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Expected volatility	83%	76%	83%	74%
Expected dividends	—	—	—	—
Expected life (years)	6	6	0.5	0.5
Risk-free interest rate	3.4%	4.5%	2.0%	4.9%

	Stock Options		Employee Stock Purchase Plan
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Expected volatility	83%	75%	80%	72%
Expected dividends	—	—	—	—
Expected life (years)	6	6	0.5	0.5
Risk-free interest rate	3.3%	4.8%	3.0%	4.9%

At September 30, 2008, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $13.6 million, including estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.5 years.

The Company has also made awards of restricted common stock to certain employees, officers and directors.  During the nine months ended September 30, 2008, the Company awarded 251,760 shares of restricted common stock to certain employees and officers.  Awards generally fully vest four years from the grant date, although certain awards have performance conditions such as the commercial launch of M-Enoxaparin in the U.S.

Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of September 30, 2008 are summarized below:

Vesting Schedule	Nonvested Shares (in thousands)

Time-based	597
Performance-based	430

Nonvested at September 30, 2008	1,027

In June 2008, the Company revised the implicit service period for certain performance-based restricted stock awards due to a change in the expected vesting date.  This change in estimate did not have a material effect on the Company’s net loss.  The Company recorded stock-based compensation expense of $0.7 million and $1.0 million related to outstanding restricted stock awards during the three months ended September 30, 2008 and 2007, respectively.  The Company recorded stock-based compensation expense of $2.2 million and $4.5 million related to outstanding restricted stock awards during the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $5.0 million, which is expected to be recognized over the weighted average remaining requisite service period of approximately 1.7 years.

During the nine months ended September 30, 2008, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 137,120 shares of common stock.  Additionally, the Company issued 51,691 shares of common stock to employees under the Company’s employee stock purchase plan during the nine months ended September 30, 2008.

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

Assets measured at fair value on a recurring basis at September 30, 2008 are as follows:

		Quoted Prices in	Significant Other	Significant Other
	September 30,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$33,597	$26,347	$7,250	$—
Marketable securities	59,068	—	59,068	—
Total	$92,665	$26,347	$66,318	$—

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

7.                            Contingencies

In July 2008, the FDA accepted for review the ANDA containing a paragraph IV certification for generic Copaxone submitted by Sandoz.   In response, in August 2008 Teva Pharmaceutical Industries Ltd. and related entities sued Sandoz, Novartis AG and the Company for patent infringement. While it is not possible to determine with any degree of certainty the ultimate outcome of the legal proceeding, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. In addition, under the terms of the 2006 Sandoz Collaboration, Sandoz AG agreed to indemnify the Company for various claims, including patent infringement claims based on the Company’s activities related to partnered programs.  The Company has not recorded any accrual for such matter as it is not probable that a loss has been incurred nor is a loss estimable.

8.                            Recently Issued Accounting Standards

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

In December 2007, SFAS No. 141(R), Business Combinations, or SFAS 141(R), was issued. This Standard will require the Company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date when the Company acquires another business. In addition, the Company will capitalize in-process research and development when it acquires another business and either amortize it over the life of the product or write it off if the project is abandoned or impaired. SFAS 141(R) is effective for transactions occurring on or after January 1, 2009. The Company does not expect the adoption of this pronouncement to have any impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, or SFAS 160, was issued. SFAS 160 changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements.  SFAS 160 is effective January 1, 2009.  When implemented, prior periods will be recast for the changes required by SFAS 160. The Company does not expect the adoption of this pronouncement to have any impact on the Company’s financial condition, results of operations or cash flows.

On March 19, 2008, SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, or SFAS 161, was issued. SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 is effective January 1, 2009.  Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect the Company’s financial condition, results of operations or cash flows given that the Company does not engage in derivative or hedging activities.

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

Our most advanced product candidate, M-Enoxaparin, is designed to be a technology-enabled generic version of Lovenox®, a widely prescribed low molecular weight heparin, or LMWH.  In 2003, we formed a collaboration, the 2003 Sandoz Collaboration, with Sandoz N.V. and Sandoz Inc., affiliates of Novartis AG, to jointly develop, manufacture and commercialize M-Enoxaparin in the U.S.  Sandoz N.V. later assigned its rights and obligations under the 2003 Sandoz Collaboration to Sandoz AG. We refer to Sandoz AG and Sandoz Inc. collectively as Sandoz. In accordance with the 2003 Sandoz Collaboration, Sandoz has submitted abbreviated new drug applications, or ANDAs, containing paragraph IV certifications in its name to the FDA for M-Enoxaparin in syringe and vial forms seeking approval to market M-Enoxaparin in the United States.

In July 2006, we entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement with Novartis Pharma AG and a Memorandum of Understanding, or MOU, with Sandoz AG, an affiliate of Novartis Pharma AG.  In June 2007, we and Sandoz AG executed a definitive collaboration and license agreement, or the Definitive Agreement, which superseded the MOU.  We and Sandoz amended the Definitive Agreement in April 2008.  We refer to this series of agreements collectively as the 2006 Sandoz Collaboration.  Under the 2006 Sandoz Collaboration, we and Sandoz agreed to jointly develop, manufacture and commercialize M356 worldwide and also expanded the geographic markets covered by the 2003 Sandoz Collaboration related to M-Enoxaparin to include the European Union.  In accordance with the 2006 Sandoz Collaboration, in December 2007 Sandoz submitted an ANDA in its name to the FDA seeking approval to market M356 in the United States. We further agreed to exclusively collaborate with Sandoz on the development and commercialization of two other products, M178 and M249, in specified regions of the world.

Since our inception in May 2001, we have incurred annual net losses.  As of September 30, 2008, we had an accumulated deficit of $238.7 million.  We expect to incur substantial and increasing losses for the next several years as we develop our product candidates, expand our research and development activities and prepare for the commercial launch of our product candidates. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

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

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales and are uncertain whether or not we will generate any revenue from the sale of products over the next several years. We have recognized, in the aggregate, $71.5 million of revenue from our inception through September 30, 2008. This revenue was derived entirely from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration.  We will seek to generate revenue from a combination of research and development payments, profit sharing payments, milestone payments and royalties in connection with our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and similar future collaborative or strategic relationships. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development and other payments received under our collaborative or strategic relationships, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

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

 The FDA is currently reviewing both M-Enoxaparin ANDAs, including our manufacturing data and technology and characterization methodology. In parallel, and in collaboration with Sandoz, we are focused on activities related to supporting the FDA’s review of the ANDAs and preparing for the commercialization of M-Enoxaparin, if and when approved, by advancing manufacturing, supply chain, and sales and marketing objectives. In November 2007, Sandoz received a letter from the FDA stating that the syringe ANDA for M-Enoxaparin was not approvable in its then-current form because the ANDA did not adequately address the potential for immunogenicity of the drug product.  In early 2008, we and Sandoz provided the FDA with a proposed plan for addressing the potential for the immunogenicity of the drug product. In April 2008, the FDA responded to the proposal and provided additional guidance, which indicated general concurrence with our approach and proposal. The FDA also requested additional data from in vitro and in vivo animal tests, the testing of additional samples for tests previously proposed, and additional information regarding certain of the methods proposed.  In September 2008, Sandoz submitted an amendment to the M-Enoxaparin ANDA, which we believe is a complete response to the FDA addressing the potential for immunogenicity of the drug product. The FDA has not requested human clinical trials at this time; however, there can be no assurances that the FDA will not require such studies in the future.

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

M356

M356 is designed to be a technology-enabled generic version of Copaxone®, a complex drug consisting of a mixture of polypeptide chains. Copaxone is indicated for reduction of the frequency of relapses in patients with Relapsing-Remitting Multiple Sclerosis.  Multiple sclerosis is a chronic disease of the central nervous system characterized by inflammation and neurodegeneration.  In North America, Copaxone is marketed through Teva Neuroscience LLC, a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd., and distributed by Sanofi-Aventis. Teva and Sanofi-Aventis have an additional collaborative arrangement for the marketing of Copaxone in Europe and other markets, under which Copaxone is either co-promoted with Teva or is marketed solely by Sanofi-Aventis.  Under the Definitive Agreement, we and Sandoz AG have agreed to jointly develop, manufacture and commercialize glatiramer acetate injection, the generic name for Copaxone, which we refer to as M356. We are responsible for funding substantially all of the U.S.-related M356 development costs and Sandoz AG is responsible for legal and commercialization costs. Outside of the U.S., we and Sandoz AG share equally the development costs and Sandoz is responsible for commercialization and legal costs.  In accordance with the 2006 Sandoz Collaboration, in December 2007, Sandoz submitted to the FDA an ANDA in its name containing a paragraph IV certification seeking approval to market M356 in the United States.  In July 2008, the FDA notified Sandoz that it had accepted the ANDA for review as of December 27, 2007.  In addition, the FDA’s published database indicates that the first substantially complete ANDA submitted for glatiramer acetate injection containing a paragraph IV certification was filed on December 27, 2007 making the ANDA eligible for the grant of a 180-day exclusivity period upon approval.

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

In addition, under our 2006 Sandoz Collaboration, we are applying our technology to develop two follow-on proteins in partnership with Sandoz AG.  We refer to these two product candidates as M178 and M249.

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

Results of Operations

Three Months Ended September 30, 2008 and 2007

Revenue

Revenues for the three months ended September 30, 2008 and 2007 were $3.9 million and $5.1 million, respectively.  Revenues for the three months ended September 30, 2008 and 2007 consist of (i) amounts earned by us under our 2003 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs and amortization of the initial payment received and (ii) amounts earned by us under our 2006 Sandoz Collaboration for amortization of the equity premium, reimbursement of research and development services and reimbursement of development costs.  Revenues for the three month period ended September 30, 2008 compared to the three months ended September 30, 2007 decreased $1.2 million due primarily to a decrease in reimbursable development expenditures associated with obtaining regulatory approval and preparing for the potential commercial launch of M-Enoxaparin in the U.S.

Research and Development

The following table summarizes the primary components of our research and development expenditures for our principal research and development programs for the three months ended September 30, 2008 and 2007.

Research and Development Program	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
	(in thousands)
Development programs	$12,686	$18,371
Discovery programs	1,387	1,176
Total research and development expense	$14,073	$19,547

Research and development expense for the three months ended September 30, 2008 was $14.1 million compared to $19.5 million for the three months ended September 30, 2007.  The decrease of $5.4 million from 2007 to 2008 resulted from a decrease of $4.0 million in manufacturing and process development costs and research conducted by third parties in support of our M-Enoxaparin and M356 programs and a decrease of $1.4 million in clinical trial costs for our M118 program.

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

The decrease in expenditures on development programs of $5.7 million from the three months ended September 30, 2007 to the same period in 2008 was primarily related to decreases in our M356 and M-Enoxaparin program costs due to the timing of manufacturing and process development activity.  In addition, initial start-up costs associated with our M118 Phase 2a clinical study were incurred in the 2007 period.

The discovery program expenditures from 2007 to 2008 include an increase of approximately $0.2 million due to an increase in our expenditures related to an early stage oncology product candidate.

General and Administrative

General and administrative expense was $6.3 million for each of the three months ended September 30, 2008 and 2007.  General and administrative expense for the three months ended September 30, 2008 and 2007 includes salaries and other related costs for personnel in executive, finance, legal, accounting, investor relations, business development and human resource functions.  Other costs include facility and insurance costs not otherwise included in research and development expenses and professional fees for legal and accounting services and other general expenses.

Interest Income and Expense

Interest income was $0.7 million and $2.0 million for the three months ended September 30, 2008 and 2007, respectively. The decrease of $1.3 million from 2007 to 2008 was primarily due to lower average investment balances and lower interest rates.

Interest expense was $0.2 million for both the three months ended September 30, 2008 and 2007.

Nine Months Ended September 30, 2008 and 2007

Revenue

Revenues were $11.6 million for each of the nine months ended September 30, 2008 and 2007.  Revenues for the nine months ended September 30, 2008 and 2007 consist of (i) amounts earned by us under our 2003 Sandoz Collaboration for reimbursement of research and development services, reimbursement of development costs and amortization of the initial payment received and (ii) amounts earned by us under our 2006 Sandoz Collaboration for amortization of the equity premium, reimbursement of research and development services and reimbursement of development costs.

Research and Development

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the nine months ended September 30, 2008 and 2007:

Research and Development Program	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
	(in thousands)
Development programs	$35,543	$46,958
Discovery programs	4,381	3,349
Total research and development expense	$39,924	$50,307

Research and development expense for the nine months ended September 30, 2008 was $39.9 million compared to $50.3 million for the nine months ended September 30, 2007.  The decrease of $10.4 million from 2007 to 2008 primarily resulted from a decrease of $8.9 million in manufacturing and process development costs and research conducted by third parties in support of our M356 and M-Enoxaparin programs, a decrease of $0.8 million in stock-based compensation expense primarily due to a revision of the expected vesting date on certain performance-based restricted stock awards and a decrease of $0.7 million in in-process research and development due to a charge taken in April 2007 related the asset purchase agreement with Parivid, LLC.

The decrease in expenditures on development programs of $11.4 million from the nine months ended September 30, 2007 to the same period in 2008 was primarily related to a decrease in our M356 program and M-Enoxaparin costs due to the timing of manufacturing and process development activity. This decrease was offset by an increase in headcount dedicated to our glycoprotein program associated with the 2006 Sandoz Collaboration.

The discovery program expenditures from 2007 to 2008 include an increase of approximately $1.0 million due to an increase in our expenditures related to an early stage oncology product candidate.

We expect to continue to devote a substantial portion of our resources to research and development expenses and we expect that research and development expenses will increase as we continue development of our product candidates.

General and Administrative

General and administrative expense for the nine months ended September 30, 2008 was $18.4 million compared to $22.0 million for the nine months ended September 30, 2007. General and administrative expense decreased by $3.6 million from 2007 to 2008 due to a decrease of $1.9 million in professional fees due to a reduction in legal and consulting activities and $1.7 million in stock-based compensation expense primarily due to a revision of the expected vesting date on certain performance-based restricted stock awards.

Interest Income and Expense

Interest income was $3.0 million and $6.7 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease of $3.7 million from 2007 to 2008 was primarily due to lower average investment balances and lower interest rates.

Interest expense was $0.6 million for both the nine months ended September 30, 2008 and 2007.

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

At September 30, 2008, we had $95.4 million in cash, cash equivalents and marketable securities.  In addition, we held $1.8 million in restricted cash, which serves as collateral for a letter of credit related to our facility lease. Our funds at September 30, 2008 were invested in senior debt of government-sponsored enterprises, U.S. money market funds and high-grade corporate securities, directly or through managed funds, with remaining maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities are subject to significant risk at September 30, 2008.

During the nine months ended September 30, 2008 and 2007, our operating activities used $38.1 million and $47.2 million, respectively.  The use of cash for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.  For the nine months ended September 30, 2008, our net loss adjusted for non-cash items was $35.7 million.  In addition, the net change in our operating assets and liabilities used $2.4 million and resulted from: a decrease in accounts receivable of $0.4 million, due to the timing of cash receipts from Sandoz; a decrease in unbilled collaboration revenue of $5.7 million, resulting from decreased manufacturing and research costs for our M-Enoxaparin program; a decrease in accounts payable of $5.3 million, due to the payment of manufacturing and research costs for our M-Enoxaparin program; a decrease in deferred revenue of $1.6 million, due to the amortization of the $13.6 million equity premium paid by Novartis in connection with the 2006 Sandoz Collaboration; a decrease in accrued expenses of $1.1 million, due to decreased manufacturing and research costs for our M-Enoxaparin program; and an increase in prepaid expenses and other current assets of $0.5 million, due to payments made to vendors in advance of M118 clinical trial activities.  For the nine months ended September 30, 2007, our net loss adjusted for non-cash items was $46.5 million.  In addition, the net change in our operating assets and liabilities used $0.7 million and resulted from: an increase in accounts receivable of $1.5 million due to timing of cash receipts from our sole customer; a decrease in deferred revenue of $0.7 million representing amortization of the $13.6 million equity premium ; an increase in prepaid expenses and other current assets of $0.5 million related to payments made to vendors in advance of M118 clinical trial activities; and a net increase in accounts payable and accrued expenses of $1.7 million resulting from increased manufacturing and research costs for our programs.

Net cash provided by investing activities for the nine months ended September 30, 2008 and 2007 was $42.6 million and $40.4 million, respectively.  In the first nine months of 2008, we used $90.2 million of cash to purchase marketable securities, and we received $135.6 million from sales and maturities of marketable securities.  In the first nine months of 2007, we used $195.2 million of cash to purchase marketable securities and received $246.3 million from maturities of marketable securities.  In the first nine months of 2008 and 2007, we used $2.8 million and $8.2 million, respectively, to purchase laboratory equipment and leasehold improvements.  In the first nine months of 2007, we paid $2.5 million in connection with entering into the asset purchase agreement with Parivid, LLC.

Net cash used in financing activities for the nine months ended September 30, 2008 was $1.2 million. We received proceeds of $1.2 million from stock option exercises and purchases of common shares through our employee stock purchase plan. These proceeds were offset by principal payments of $1.9 million on our line of credit and lease agreement obligations and $0.5 million on financed leasehold improvements related to our corporate facility.  Net cash provided by financing activities for the nine months ended September 30, 2007 was $2.8 million. We had borrowings of $3.9 million on an equipment lease agreement entered into in 2005 and received proceeds of $0.7 million from stock option exercises and purchases of common shares through our employee stock purchase plan. These proceeds were offset by principal payments of $1.4 million on our line of credit and lease agreement obligations and $0.4 million on financed leasehold improvements related to our corporate facility.

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

During the three and nine months ended September 30, 2008, we recognized total stock-based compensation expense under SFAS 123R of $2.6 million and $7.2 million, respectively.  As of September 30, 2008, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $13.6 million, including estimated forfeitures, which will be amortized over the weighted-average remaining requisite service periods of 2.5 years.  As of September 30, 2008, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $5.0 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.7 years.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2008, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. While our cash and investment balances have increased as a result of our initial and follow-on public offerings, we have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.       Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

On August 28, 2008,  Teva Pharmaceuticals Ltd. and related entities (“Teva”) and Yeda Research and Development Co., Ltd. (“Yeda”) filed suit against the Company, Sandoz and Novartis AG in the United Stated Federal District Court in Southern District of New York in response to the filing by Sandoz of the ANDA for M356.  See “Management Discussion and Analysis of Financial Condition and Results of Operations– Research and Development.”  The suit alleges infringement of certain patent rights held by Teva and Yeda by the Company, Sandoz and Novartis AG and seeks monetary, injunctive and declaratory relief. In addition, Teva and Yeda allege additional claims against Sandoz and Novartis AG seeking monetary, injunctive and declaratory relief for alleged misappropriation of trade secrets and unfair competition.  On November 3, 2008, the Company and Sandoz each filed responsive pleadings denying the allegations of infringement, setting forth affirmative defenses based on invalidity, non-infringement and inequitable conduct and counterclaims seeking declaratory relief that the patent rights of Teva and Yeda pertaining to M356 are either not infringed, invalid or unenforceable.  Sandoz’ answer also denied the allegations made by Teva and Yeda alleging misappropriation of trade secrets and unfair competition.  In addition, the Company filed a counterclaim seeking damages for false patent marking under the applicable United States patent law.

While we intend to vigorously defend this suit and prosecute our counterclaims, and we believe that we can ultimately prove our case in court, litigation involves many risks and uncertainties, and there is no assurance that we, Sandoz or Novartis AG will prevail in this litigation, and the litigation could last a number of years.

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

We have incurred significant losses since our inception in May 2001. At September 30, 2008, our accumulated deficit was approximately $238.7 million. We have not generated revenues from the sale of any products to date. We expect that our annual operating losses will increase over the next several years as we expand our drug commercialization, development and discovery efforts. To become profitable, we must successfully develop and obtain regulatory approval for our existing drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

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

In accordance with our 2003 Sandoz Collaboration, Sandoz has submitted ANDAs to the FDA seeking approval to market M-Enoxaparin in the United States.  FDA approval of an ANDA is required before marketing of a generic equivalent of a drug previously approved under a New Drug Application, or NDA. In November 2007, Sandoz received a letter from the FDA stating that the syringe ANDA for M-Enoxaparin was not approvable, because the ANDA did not adequately address the potential for immunogenicity of the drug product. In September 2008, Sandoz submitted an amendment to the M-Enoxaparin ANDA which we believe is a complete response to the FDA addressing the potential for immunogenicity of the drug product.  If this response fails to answer the FDA’s questions related to the potential for immunogenicity of the drug product to the satisfaction of the FDA, if we are unable to satisfactorily demonstrate therapeutic equivalence, if the FDA disagrees with our characterization approach or does not agree that M-Enoxaparin is equivalent to Lovenox, or if we otherwise fail to meet FDA requirements for the ANDA (including, but not limited to, manufacturing and bioequivalence requirements) or fail to obtain FDA approval for, and successfully commercialize, M-Enoxaparin, we may  never realize revenue from this product and we may have to curtail our other product development programs. As a result, our business would be materially harmed.

If other generic versions of enoxaparin are approved and successfully commercialized, our business would suffer.

In March 2003, Amphastar and Teva each submitted ANDAs for generic versions of Lovenox with the FDA.  In 2007, Hospira, Inc. filed ANDAs for generic versions of Lovenox with the FDA.  In addition, other third parties, including, without limitation, Sanofi-Aventis, may seek approval to market generic versions of Lovenox in the United States.  If a competitor obtains FDA approval or if Sanofi-Aventis decides to market its drug as a generic or license it to another company to be sold as a generic, both known as authorized generics, the financial returns to us from the marketing of M- Enoxaparin would be materially adversely affected.  Under these circumstances, we may not gain any competitive advantage and the resulting market price for our M-Enoxaparin product may be lower, our commercial launch may be delayed or we may not be able to launch our product at all.  Also, we may never achieve significant market share for M-Enoxaparin if one or more third parties markets generic versions of Lovenox.  Under the Hatch-Waxman Act, any developer of a generic drug that is first to have its ANDA accepted for review by the FDA, and whose submission includes a paragraph IV certification, is eligible to receive a 180-day period of generic market exclusivity.  Sandoz was not the first applicant to file an enoxaparin ANDA with a paragraph IV certification, so Sandoz will be forced to wait until the expiration of Teva and/or Amphastar’s exclusivity period before the FDA will be able to finally approve its application. As a result, Teva and/or Amphastar may have the opportunity to establish long term supply agreements with institutional customers before we can enter the market, which would hinder our ability to penetrate the market for generic enoxaparin products.

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

In July 2008, the FDA accepted for review the ANDA containing a paragraph IV certification for generic Copaxone submitted by Sandoz.  In response, in August 2008 Teva Pharmaceutical Industries Ltd. and related entities sued Sandoz, Novartis AG and us for patent infringement.  This litigation could significantly delay, impair or prevent our ability to commercialize M356 and our business could be materially harmed.  Litigation involves many risks and uncertainties, and there is no assurance that Novartis AG, Sandoz or we will prevail in any lawsuit with Teva Pharmaceutical Industries.  In addition, Teva Pharmaceutical Industries has significant resources and any litigation with Teva Pharmaceutical Industries could last a number of years, potentially delaying or prohibiting the commercialization of M356.

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

As of September 30, 2008, we had cash, cash equivalents and marketable securities totaling $95.4 million. For the nine months ended September 30, 2008, we had a net loss of $44.3 million and used cash in operating activities of $38.1 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our drug candidates, as well as funds necessary to manufacture and market any products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

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

In June 2005, the District Court granted summary judgment in the Amphastar/Teva case, finding that both the ‘618 Patent and the ‘743 Reissue Patent were unenforceable due to Sanofi-Aventis’ inequitable conduct before the United States Patent and Trademark Office, or USPTO.  Thereafter, Sanofi-Aventis appealed the decision to the United States Court of Appeals for the Federal Circuit, or the Court of Appeals.  In April 2006, the Court of Appeals determined that, although there were no issues of material fact with respect to the materiality of certain information withheld from the USPTO, there remained genuine issues of material fact regarding the intent to deceive the USPTO.  Accordingly, the Court of Appeals reversed the District Court’s ruling and remanded the case to the District Court for further proceedings consistent with the Court of Appeals’ decision.  The District Court held a bench trial in December 2006 focused only on inequitable conduct and, in February 2007, the District Court ruled in favor of Amphastar and Teva holding both the ‘618 Patent and the ‘743 Reissue Patent unenforceable by virtue of Sanofi-Aventis’ inequitable conduct before the USPTO.  Sanofi-Aventis appealed this ruling and, in May 2008, the Court of Appeals affirmed the District Court’s ruling.  In June 2008, Sanofi-Aventis petitioned the Court of Appeals for a rehearing en banc and that petition was denied by the Court of Appeals in September 2008.  Sanofi-Aventis may, however, decide to petition the United States Supreme Court for review of the case.  Our ability to launch M-Enoxaparin, and the timing of any such launch, may depend in part upon the final outcome of this litigation and we cannot be certain when the outcome of the litigation will be final.

Sandoz Patent Infringement Lawsuit

In August 2005, Sandoz submitted an ANDA to the FDA to obtain approval for the commercial manufacture, use and sale of the syringe formulation of enoxaparin and in 2006 Sandoz amended its ANDA by filing a paragraph IV certification stating, among other things, that the ‘618 Patent and ‘743 Reissue Patent are invalid and unenforceable.  In response, Sanofi-Aventis brought a patent infringement suit against Sandoz in August 2006.  Sandoz moved for summary judgment finding unenforceability of the ‘618 Patent and ‘743 Reissue Patent based upon the decision in the Amphastar/Teva case, and in September 2008 the District Court ruled in favor of Sandoz.  Sanofi-Aventis has appealed this decision to the Court of Appeals.

In December 2006, Sandoz submitted an ANDA with the FDA to obtain approval for the commercial manufacture, use and sale of the vial formulation of enoxaparin and included a paragraph IV certification, stating, among other things, that the ‘618 Patent and ‘743 Reissue Patent are invalid and unenforceable.  Sanofi-Aventis brought a patent infringement suit against Sandoz in September 2007.  Sandoz moved to dismiss the suit based upon the decision in the Amphastar/Teva case, and in September 2008 the District Court ruled in favor of Sandoz.  Sanofi-Aventis has appealed this decision to the Court of Appeals.

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

In September 2008, Teva Neuroscience, Inc. (on behalf of Teva Industries Ltd.) filed a Citizen Petition with the FDA requesting that the FDA neither approve nor accept for filing any ANDA for a generic version of Copaxone because the complexity of Copaxone makes it impossible to demonstrate that the active ingredient in the generic version is the same as Copaxone.  The FDA has yet to rule on the Citizen Petition, and if the FDA ultimately grants the Citizen Petition, we and Sandoz may be unable to obtain approval of the ANDA for M356, which would materially harm our business.

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

Foreign governments tend to impose strict price or reimbursement controls, which may adversely affect our revenues, if any.

In some foreign countries, particularly the countries of the European Union, the pricing and /or reimbursement of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

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

We and our collaborative partners depend on third parties for the manufacture of products. If we encounter difficulties in our supply or manufacturing arrangements, our business may be materially adversely affected.

We have limited personnel with experience in, and we do not own facilities for, manufacturing products. In addition, we do not have, and do not intend to develop, the ability to manufacture material for our clinical trials or at commercial scale. To develop our drug candidates, apply for regulatory approvals and commercialize any products, we or our collaborative partners need to contract for or otherwise arrange for the necessary manufacturing facilities and capabilities. If these contract manufacturers are unable to manufacture sufficient quantities of product, comply with regulatory requirements, or breach or terminate their manufacturing arrangements with us, the development and commercialization of the affected products or drug candidates could be delayed, which could have a material adverse effect on our business. In addition, any change in these manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

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

Our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 33.6% of our outstanding common stock as of September 30, 2008. As a result, these stockholders, if acting together, may have the ability to determine the outcome of or influence matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

The stock market in general and the market prices for securities of biotechnology companies in particular have experienced extreme volatility that often has been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock has been, and is likely to continue to be, volatile. Furthermore, our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

•                                          significant fluctuations in the price of securities generally or biotech company securities specifically.

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

Item 6.                     Exhibits.

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
Date: November 7, 2008
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008

	By:	/s/ Richard P. Shea
Richard P. Shea, Chief Financial Officer
(Principal Financial and Accounting Officer)