Form 10-K/A
period 2007-12-31
MOMENTA PHARMACEUTICALS INC
filed 2008-11-14
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 000-50797

MOMENTA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3561634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

675 West Kendall Street, Cambridge, Massachusetts 02142

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (617) 491-9700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value (including Preferred Stock Purchase Rights, $0.01 par value)	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s voting shares of Common Stock held by non-affiliates of the registrant on June 29, 2007, based on $10.08 per share, the last reported sale price of the shares of Common Stock on the Nasdaq Global Market on that date, was $216,699,235.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 29, 2008:

Class	Number of Shares
Common Stock, $0.0001 par value	36,759,169

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the information required by Part III of Form 10-K will appear in the registrant’s definitive Proxy Statement on Schedule 14A for the 2008 Annual Meeting of Stockholders and are hereby incorporated by reference into this report.

EXPLANATORY NOTE

                Momenta Pharmaceuticals, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2007, as originally filed with the SEC on March 10, 2008, for the purpose of correcting a typographical error in Exhibit 23.1 and amending and restating the Exhibit Index. The Exhibit Index is also being amended to add new officer certifications in accordance with Rule 13a-14(a) of the Exchange Act. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-K.

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

SIGNATURE

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 2008.

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

		8-K	10.1	8/15/2006	000-50797
10.3†	Letter Agreement Regarding November 1, 2002 M.I.T. License, dated August 4, 2006, between the Massachusetts Institute of Technology and the Registrant	8-K	10.1	8/15/2006	000-50797

10.4†	Letter Agreement Regarding November 1, 2002 M.I.T. License, dated October 18, 2006, between the Massachusetts Institute of Technology and the Registrant	10-Q	10.6	11/8/2006	000-50797
10.5†	Exclusive Patent License Agreement, dated October 31, 2002, by and between the Massachusetts Institute of Technology and the Registrant (the “October 31, 2002 M.I.T. License”); First Amendment to the October 31, 2002 M.I.T. License, dated November 15, 2002, by and between the Massachusetts Institute of Technology and the Registrant	S-1/A	10.6	5/11/2004	333-113522
10.6†	Fourth Amendment to the Amended and Restated Exclusive Patent License Agreement, dated November 1, 2002, by and between the Massachusetts Institute of Technology and the Registrant	10-Q	10.3	8/16/2004	000-50797
10.7†	Fifth Amendment to the Amended and Restated Exclusive Patent License Agreement, dated November 1, 2002, by and between the Massachusetts Institute of Technology and the Registrant	10-Q	10.5	11/8/2006	000-50797
10.8	Sixth Amendment to the Amended and Restated Exclusive Patent License Agreement, dated November 1, 2002, by and between the Massachusetts Institute of Technology and the Registrant	10-K	10.8	3/15/2007	000-50797
10.9†	Second Amendment to the Exclusive Patent License Agreement, dated October 31, 2002, by and between the Massachusetts Institute of Technology and the Registrant	10-Q	10.4	8/16/2004	000-50797
10.10†	Third Amendment to the Exclusive Patent License Agreement, dated October 31, 2002, by and between the Massachusetts Institute of Technology and the Registrant	10-Q	10.4	11/8/2006	000-50797
10.11	Fourth Amendment to the Exclusive Patent License Agreement, dated October 31, 2002, by and between the Massachusetts Institute of Technology and the Registrant	10-K	10.11	3/15/2007	000-50797
10.12†	Collaboration and License Agreement, dated June 13, 2007, by and between Sandoz AG and the Registrant	10-Q	10.1	8/9/2007	000-50797
10.13	Letter Agreement dated January 29, 2007 between Sandoz AG and the Registrant	10-K	10.16	3/15/2007	000-50797

	Material Contracts—Management Contracts and Compensation Plans
10.14#	Amended and Restated 2002 Stock Incentive Plan	10-K	10.17	3/15/2007	000-50797
10.15#	2004 Stock Incentive Plan, as amended	10-K	10.18	3/15/2007	000-50797
10.16#	Form of Incentive Stock Option Agreement Granted Under 2004 Stock Incentive Plan	10-Q	10.1	8/16/2004	000-50797
10.17#	Form of Nonstatutory Stock Option Agreement Granted Under 2004 Stock Incentive Plan	10-Q	10.2	8/16/2004	000-50797
10.18#	Form of Restricted Stock Agreement under 2004 Stock Incentive Plan	8-K	10.2	2/28/08	000-50797
10.19#	2004 Employee Stock Purchase Plan	S-1/A	10.3	4/16/2004	333-113522
10.20#	Executive Officer Compensation Summary	10-K	10.20	3/10/2008	000-50797

10.21#	Non-Employee Director Compensation Summary	10-K	10.21	3/10/2008	000-50797
10.22#	First Amended and Restated Employment Agreement, dated April 10, 2002, by and between Ganesh Venkataraman and the Registrant	S-1	10.12	3/11/2004	333-113522
10.23#	Restricted Stock Purchase Agreement, dated June 13, 2001, by and between Ganesh Venkataraman and the Registrant	S-1	10.13	3/11/2004	333-113522
10.24#	Reallocation of Founder Shares Agreement, dated April 10, 2002, by and among Ganesh Venkataraman, Ram Sasisekharan, Robert S. Langer, Jr., Polaris Venture Partners III, L.P. and the Registrant	S-1	10.14	3/11/2004	333-113522
10.25#	Restricted Stock Agreement, dated March 7, 2006, between Ganesh Venkataraman and the Registrant	10-Q	10.14	11/8/2006	000-50797
10.26#	Restricted Stock Purchase Agreement, dated June 13, 2001, by and between Robert S. Langer, Jr. and the Registrant	S-1	10.18	3/11/2004	333-113522
10.27#	Restricted Stock Purchase Agreement, dated June 13, 2001, by and between Ram Sasisekharan and the Registrant	S-1	10.20	3/11/2004	333-113522
10.28#	Restricted Stock Purchase Agreement, dated June 13, 2001, by and between Peter Barton Hutt and the Registrant	S-1	10.22	3/11/2004	333-113522
10.29#	Employment Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.7	11/8/2006	000-50797
10.30#	Restricted Stock Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.8	11/8/2006	000-50797
10.31#	Nonstatutory Stock Option Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.9	11/8/2006	000-50797
10.32#	Incentive Stock Option Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.10	11/8/2006	000-50797
10.33#	Restricted Stock Agreement, dated March 7, 2006, between Steven B. Brugger and the Registrant	10-Q	10.13	11/8/2006	000-50797
10.34#	Restricted Stock Agreement, dated December 15, 2006, between John E. Bishop and the Registrant	10-K	10.56	3/15/2007	000-50797
10.35#	Restricted Stock Agreement, dated December 14, 2007, between John E. Bishop and the Registrant	10-K	10.35	3/10/2008	000-50797
10.36#	Restricted Stock Agreement, dated August 15, 2007, between Richard P. Shea and the Registrant	10-Q	10.1	11/08/2007	000-50797
10.37#	Restricted Stock Agreement, dated January 17, 2007, between Craig Wheeler and the Registrant	10-Q	10.7	11/8/2006	000-50797
10.38#	Form of Executive Retention Agreement between the Registrant and each of John E. Bishop, Steven B. Brugger, Richard P. Shea and Ganesh Venkataraman	10-K	10.57	3/15/2007	000-50797

	Material Contracts—Credit Agreements
10.39	Loan and Security Agreement, dated December 27, 2002, by and between Silicon Valley Bank and the Registrant	S-1	10.23	3/11/2004	333-113522
10.40	First Loan Modification Agreement, dated December 28, 2004, between Silicon Valley Bank and the Registrant	10-K	10.37	3/31/2005	000-50797
10.41	Loan and Security Agreement, dated December 28, 2004, between Silicon Valley Bank and the Registrant	10-K	10.38	3/31/2005	000-50797
10.42	Master Lease Agreement, dated December 30, 2005, between General Electric Capital Corporation and the Registrant	10-K	10.44	3/16/2006	000-50797

	Material Contracts—Leases
10.43†	Sublease Agreement, dated September 14, 2004, by and between Vertex Pharmaceuticals Incorporated and the Registrant	10-Q	10.9	11/12/2004	000-50797
10.44	First Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004), dated September 7, 2005, between Vertex Pharmaceuticals Incorporated and the Registrant	10-Q	10.3	11/14/2005	000-50797
10.45	Second Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of November 21, 2005, between Vertex Pharmaceuticals Incorporated and the Registrant	10-K	10.47	3/16/2006	000-50797
10.46	Third Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of January 27, 2006, between Vertex Pharmaceuticals Incorporated and the Registrant	10-K	10.48	3/16/2006	000-50797
10.47	Letter Agreement (regarding Sublease Agreement, dated September 14, 2004, as amended), dated June 29, 2006, between Vertex Pharmaceuticals Incorporated and the Registrant	10-Q	10.01	8/9/2006	000-50797
10.48	Purchase Agreement, dated October 31, 2007, between Alnylam Pharmaceuticals, Inc. and the Registrant	10-Q	10.2	11/8/2007	000-50797

	Material Contracts—Purchase Agreements
10.49	Stock Purchase Agreement, dated July 25, 2006, by and between Novartis Pharma AG and the Registrant	10-Q	10.1	11/8/2006	000-50797
10.50	Asset Purchase Agreement between the Registrant, Parivid LLC and S. Raguram dated April 20, 2007.	10-Q	10.3	5/10/2007	000-50797

	Additional Exhibits
21	List of Subsidiaries	10-K	21	3/10/2008	000-50797
*23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	10-K	31.1	3/10/2008	000-50797
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	10-K	31.2	3/10/2008	000-50797
*31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	10-K	32.1	3/10/2008	000-50797

*              Filed herewith.

†              Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#              Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.