Form 10-Q
period 2009-03-31
MOMENTA PHARMACEUTICALS INC
filed 2009-05-07
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   Yes   ☒   No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐   No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of May 1, 2009.

Class	Number of Shares
Common Stock $0.0001 par value	39,889,050

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$27,611	$55,070
Marketable securities	60,335	53,461
Accounts receivable	838	455
Unbilled collaboration revenue	3,480	2,372
Prepaid expenses and other current assets	1,299	1,217
Total current assets	93,563	112,575

Property and equipment, net of accumulated depreciation	14,344	14,725
Intangible assets, net	3,015	3,111
Restricted cash	1,778	1,778
Other assets	12	12
Total assets	$112,712	$132,201

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,919	$5,578
Accrued expenses	5,217	6,744
Deferred revenue	2,150	2,150
Line of credit obligations	—	17
Capital lease obligations	2,142	1,846
Lease financing liability	699	687
Deferred rent	70	70
Other current liabilities	2,000	2,000
Total current liabilities	16,197	19,092

Deferred revenue, net of current portion	7,533	8,063
Capital lease obligations, net of current portion	3,683	4,427
Lease financing liability, net of current portion	815	995
Other long term liabilities	102	119
Total liabilities	28,330	32,696
Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized at March 31, 2009 and December 31, 2008, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 39,885 and 39,691 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	4	4
Additional paid-in capital	359,039	356,124
Accumulated other comprehensive income	281	414
Accumulated deficit	(274,942)	(257,037)
Total stockholders’ equity	84,382	99,505
Total liabilities and stockholders’ equity	$112,712	$132,201

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Collaboration revenue	$3,990	$4,152
Operating expenses:
Research and development*	15,818	12,913
General and administrative*	6,274	5,781
Total operating expenses	22,092	18,694

Loss from operations	(18,102)	(14,542)

Other income (expense):
Interest income	359	1,428
Interest expense	(162)	(224)

Net loss	$(17,905)	$(13,338)

Basic and diluted net loss per share	$(0.46)	$(0.37)

Shares used in computing basic and diluted net loss per share	38,744	35,740

*Includes the following stock-based compensation expense:
Research and development	$1,058	$736
General and administrative	$1,649	$1,266

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating activities:
Net loss	$(17,905)	$(13,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,117	920
Stock-based compensation expense	2,707	2,002
Accretion of discount on investments	(295)	(759)
Realized gain on sale of marketable securities	—	(47)
Amortization of intangible assets	96	96
Changes in operating assets and liabilities:
Accounts receivable	(383)	747
Unbilled collaboration revenue	(1,108)	5,382
Prepaid expenses and other current assets	(82)	580
Accounts payable	(1,659)	(5,404)
Accrued expenses	(1,527)	(1,898)
Deferred rent	(17)	(17)
Deferred revenue	(530)	(542)
Net cash used in operating activities	(19,586)	(12,278)

Cash Flows from Investing activities:
Purchases of property and equipment	(736)	(448)
Purchases of marketable securities	(29,462)	(39,568)
Proceeds from maturities of marketable securities	22,750	40,250
Sales of marketable securities	—	8,341
Net cash (used in) provided by investing activities	(7,448)	8,575

Cash Flows from Financing activities:
Proceeds from issuance of common stock under stock plans	208	171
Payments on financed leasehold improvements	(168)	(156)
Principal payments on capital lease obligations	(448)	(411)
Principal payments on line of credit	(17)	(233)
Net cash used in financing activities	(425)	(629)
Decrease in cash and cash equivalents	(27,459)	(4,332)
Cash and cash equivalents, beginning of period	55,070	33,038
Cash and cash equivalents, end of period	$27,611	$28,706

Supplemental Cash Flow Information:
Cash paid for interest	$162	$224

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

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission, or SEC, on March 13, 2009.

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

Cash, Cash Equivalents, and Marketable Securities

The Company invests its excess cash in bank deposits, money market accounts, corporate debt securities, commercial paper and U.S. government sponsored enterprise obligations. The Company considers all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost, and primarily consist of money market funds maintained at major U.S. financial institutions. All marketable securities, which primarily represent marketable debt securities, have been classified as “available-for-sale.” Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. Management determines the appropriate classification of its investments in marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income.  During the three months ended March 31, 2009 and 2008, the Company recorded realized gains on marketable securities of zero and $47,000, respectively.  The cost of securities sold is based on the specific identification method. Interest earned on marketable securities is included in interest income.

Fair Value of Other Financial Instruments

The carrying amounts of the Company’s other financial instruments, which include other accrued expenses, approximate their fair values due to their short maturities. The carrying amount of the Company’s line of credit and capital lease obligations approximate their fair values due to their variable interest rates.

Long-Lived Assets

The Company evaluates the recoverability of its property, equipment and intangible assets when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of the Financial Accounting Standards Board’s, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, which provides that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the undiscounted future cash flows of such assets or businesses. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. No impairment charges were recognized during the three months ended March 31, 2009 and 2008.

Revenue Recognition

The Company recognizes revenue from research and development collaboration agreements in accordance with SEC Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements With Multiple Deliverables, and EITF Issue No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.

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

Stock-Based Compensation

As discussed more fully in Note 6, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, effective January 1, 2006 under the modified prospective transition method of adoption. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, is being recognized in the Company’s statements of operations in the periods after the date of adoption over the remaining vesting periods, if any.  SFAS 123R requires the recognition of the fair value of stock-based compensation in its statements of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company’s stock option plans and employee stock purchase plan. The Company recognizes stock-based compensation expense equal to the fair value of stock options on a straight-line basis over the requisite service period. Restricted stock awards are recorded as compensation cost, based on the market value on the date of the grant, on a straight-line basis over the requisite service period.  The Company issues new shares to satisfy stock option exercises, the issuance of restricted stock and stock issued under the Company’s employee stock purchase plan.

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

Unvested stock options held by consultants have been revalued using the Company’s estimate of fair value at each balance sheet date pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Stock-based compensation expense is recorded in accordance with FASB Interpretation, or FIN, No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, or FIN 28.

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

During the three months ended March 31, 2009, the Company had no material unrecognized tax benefits and no adjustments to its deferred tax assets under FIN 48.  The Company’s practice has been and continues to be to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero from the adoption date through the three months ended March 31, 2009.

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

Comprehensive Loss

The Company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income, or SFAS 130. SFAS 130 establishes rules for the reporting and display of comprehensive income (loss) and its components. Accumulated other comprehensive income as of March 31, 2009 and 2008 consists entirely of unrealized gains and losses on available-for-sale securities.  Comprehensive loss for the three months ended March 31, 2009 and 2008 was $18.0 million and $13.2 million, respectively.

Net Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share, or SFAS 128. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common stock equivalent shares consist of the incremental common shares issuable upon the exercise of stock options. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is antidilutive. Accordingly, basic and diluted net loss per common share is the same.

Segment Reporting

SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographical areas, and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products. All of the Company’s revenues through March 31, 2009 have come from one collaborative partner.

3.              Fair Value Measurements

The Company follows the provisions of SFAS No. 157, Fair Value Measurements, or SFAS 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. Generally Accepted Accounting Principles and enhances disclosure requirements for fair value measurements. SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels are defined as follows:

•            Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•            Level 2 — inputs to the valuation methodology are other observable inputs, including quoted prices for similar assets and liabilities in active or non-active markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are not directly observable, but are corroborated by the observable market data.

•            Level 3 — inputs to the valuation methodology are unobservable for the asset or liability.

A Level 1 classification is applied to any asset that has a readily available quoted price from an active market where there is significant transparency in the executed / quoted price.  A Level 2 classification is applied to assets whose fair values are determined using quoted prices in active markets for similar assets or inputs other than quoted prices that are observable for the asset.

Assets measured at fair value on a recurring basis at March 31, 2009 are as follows (in thousands):

Description	March 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$26,858	$19,860	$6,998	$—
Marketable securities	60,335	—	60,335	—

Total	$87,193	$19,860	$67,333	$—

Effective January 1, 2009, the Company implemented SFAS 157 for its nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for the Company’s nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact its financial position or results of operations.

The Company follows the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 allows the Company to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings.  Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of SFAS 159.

4.              Intangible Assets

As of March 31, 2009 and December 31, 2008, intangible assets, net of accumulated amortization, are as follows (in thousands):

		March 31, 2009		December 31, 2008
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core technology	12 years	$3,593	$(583)	$3,593	$(508)
Non-compete agreement	2 years	170	(165)	170	(144)

Total intangible assets		$3,763	$(748)	$3,763	$(652)

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets.  Amortization expense was $0.1 million for each of the three months ended March 31, 2009 and 2008.

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

The Company recognized the $0.6 million non-refundable up-front payment as revenue on a straight line basis over the estimated M-Enoxaparin development period of 5.5 years. The Company recognized revenue relating to this up-front payment of zero and approximately $6,000 for the three months ended March 31, 2009 and 2008, respectively.  The deferral period for the upfront payment associated with the 2003 Sandoz Collaboration was completed during 2008.

The Company recognizes revenue from FTE services and revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenues from external development costs are recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services, except with respect to any amounts due Sandoz for manufacturing raw material purchases, which are recorded on a net basis as an offset to the related development expense pursuant to the provisions of EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.  There were no such manufacturing raw material purchases in the three months ended March 31, 2009 or during 2008.

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

Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of the Company’s common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million.  The Company recognizes revenue from the $13.6 million paid premium on a straight-line basis over the estimated development period of approximately six years beginning in June 2007.  The Company recognized revenue relating to this paid premium of approximately $0.5 million for each of the three months ended March 31, 2009 and 2008.  Under the 2006 Sandoz Collaboration, the Company and Sandoz AG expanded the M-Enoxaparin geographic markets covered by the 2003 Sandoz Collaboration to include the European Union and further agreed to exclusively collaborate on the development and commercialization of three other follow-on and complex generic products for sale in specified regions of the world. In December 2008, the Company and Sandoz AG terminated the collaborative program with regard to one of the follow-on products, M249, primarily due to the commercial prospects for M249. Each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions.  The Company has agreed to provide development and related services on a commercially reasonable best-efforts basis, which includes developing a manufacturing process to make the products, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale, and related development of intellectual property.  The Company has the right to participate in a joint steering committee, which is responsible for overseeing development, legal and commercial activities and approves the annual collaboration plan. Sandoz AG is responsible for commercialization activities and will exclusively distribute and market the products.

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

Costs, including development costs and the cost of clinical studies, will be borne by the parties in varying proportions, depending on the type of expense and the related product.  All commercialization responsibilities and costs will be borne by Sandoz AG.  Under the 2006 Sandoz Collaboration, the Company is paid at cost for any external costs incurred in the development of products where development activities are funded solely by Sandoz AG, or partly in proportion where development costs are shared between the Company and Sandoz AG.  The Company also is paid for FTEs performing development services where development activities are funded solely by Sandoz AG, or partly by proportion where development costs are shared between the Company and Sandoz AG.  The parties will share profits in varying proportions, depending on the product. The Company is eligible to receive up to $178.0 million in milestone payments if all milestones are achieved for the three product candidates remaining under collaboration.  None of these payments, once received, are refundable and there are no general rights of return in the arrangement.

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

6.     Stock-Based Compensation

2004 Stock Incentive Plan

The Company’s 2004 Stock Incentive Plan, as amended, allows for the granting of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights and other stock-based awards to employees, officers, directors, consultants and advisors. At December 31, 2008, the Company was authorized to issue up to 7,574,329 shares of common stock with annual increases (to be added on the first day of the Company’s fiscal years during the period beginning in fiscal year 2005 and ending on the second day of fiscal year 2013) equal to the lowest of (i) 1,974,393 shares, (ii) 5% of the then outstanding number of common shares or (iii) such other amount as the Board of Directors may authorize. Effective January 1, 2009, the Company’s Board of Directors increased the number of authorized shares by 1,846,116 shares.  At March 31, 2009, the Company had 3,965,456 shares available for grant under the 2004 Stock Incentive Plan and 364,946 shares available for grant under the 2004 Employee Stock Purchase Plan.

SFAS 123R Compensation Expense

Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the three months ended March 31, 2009 and 2008 was $2.7 million and $2.0 million, respectively.

Stock-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan for the three months ended March 31, 2009 and 2008 was $1.9 million and $1.3 million, respectively.  During the three months ended March 31, 2009, 517,815 stock options were granted, of which 482,615 were in connection with annual merit awards; the remainder were granted in conjunction with the hiring of new employees.  Stock-based compensation expense, calculated using the accelerated method under FIN 28, related to outstanding consultant stock option grants for the three months ended March 31, 2009 was $66,000. The weighted average grant date fair value of options granted to employees was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below.  The weighted average grant date fair value of option awards granted during the three months ended March 31, 2009 and 2008 was $8.41 and $5.39 per option, respectively.

The following table summarizes the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Expected volatility	98%	83%	93%	79%
Expected dividends	—	—	—	—
Expected life (years)	6.6	6	0.5	0.5
Risk-free interest rate	2.3%	3.2%	0.9%	3.3%

At March 31, 2009, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $13.3 million, including estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.6 years.

During the three months ended March 31, 2009, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 6,161 shares of common stock.  Additionally, the Company issued 18,733 shares of common stock to employees under the Company’s employee stock purchase plan during the three months ended March 31, 2009.

Restricted Stock Awards

The Company has also made awards of restricted common stock to certain employees, officers and directors. During the three months ended March 31, 2009, the Company awarded 169,350 shares of restricted common stock to certain employees and officers in connection with annual merit awards. Awards generally fully vest four years from the grant date, although certain awards have performance conditions, such as the commercial launch of M-Enoxaparin in the U.S.

A summary of the status of nonvested shares of restricted stock as of March 31, 2009, and the changes during the three months then ended, is presented below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	985	$16.89
Granted	169	10.43
Vested	(56)	7.61
Forfeited	—	—

Nonvested at March 31, 2009	1,098	$16.37

Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of March 31, 2009 are summarized below:

Vesting Schedule	Nonvested Shares (in thousands)
Time-based	683
Performance-based	415

Nonvested at March 31, 2009	1,098

The Company recorded stock-based compensation expense of $0.7 million related to outstanding restricted stock awards during each of the three months ended March 31, 2009 and 2008. As of March 31, 2009, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $5.2 million, including estimated forfeitures, which is expected to be recognized over the weighted average remaining requisite service period of 1.6 years.

7.              Legal Contingencies

In July 2008, the FDA accepted for review the ANDA containing a paragraph IV certification for generic Copaxone® submitted by Sandoz AG. Subsequently, in August 2008, Teva Pharmaceutical Industries Ltd. and related entities sued Sandoz AG, Novartis AG and the Company for patent infringement. While it is not possible to determine with any degree of certainty the ultimate outcome of the legal proceeding, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. In addition, under the terms of the 2006 Sandoz Collaboration, Sandoz AG agreed to indemnify the Company for various claims, including patent infringement claims based on the Company’s activities related to partnered programs. The Company has not recorded any accrual for such matter as it is not probable that a loss has been incurred nor is a loss estimable.

8.              Recently Issued Accounting Standards

In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4, which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009.

In April 2009, the FASB issued Staff Position No. FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FASB Staff Position applies to debt securities. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on its financial statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FASB Staff Position also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on its financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the identification of certain trends and other statements that may predict or anticipate future business or financial results. There are important factors that could cause our actual results to differ materially from those indicated. See “Risk Factors” in Item 1A of Part II of this Quarterly Report Form 10-Q.

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

Our complex mixture generics and follow-on biologics effort is focused on building a thorough understanding of the structure-process-activity of complex mixture drugs to develop generic versions of marketed products. While we use a similar analytical and development approach across all of our product candidates, we tailor that approach for each specific product candidate. Our first objective is to apply our core analytical technology to thoroughly characterize the structure of the marketed product. By defining the chemical composition of multiple batches of the marketed product, we are able to develop an equivalence window, which captures the inherent variability of the innovator’s manufacturing process. Using this information we then build an extensive understanding of the structure-process relationship to design and control our manufacturing process to reproducibly manufacture an equivalent version of the marketed product. Where necessary, and as required by the U.S. Food and Drug Administration, or FDA, we will supplement an application with additional supportive structure-activity data (e.g., immunogenicity, pharmacodynamics). Our goal is to obtain FDA approval for and commercialize generic or follow-on versions of complex mixture products, thereby providing high quality, safe and affordable medicines to patients in need.

Our two most advanced complex generic candidates target marketed products which were originally approved by the FDA as New Drug Applications, or NDAs. Therefore, we were able to access the existing generic regulatory pathway and submit an Abbreviated New Drug Application, or ANDA, for these generic candidates. M-Enoxaparin is designed to be a technology-enabled generic version of Lovenox® (enoxaparin sodium injection), a low molecular weight heparin, or LMWH, used to prevent and treat deep vein thrombosis, or DVT, and to support the treatment of acute coronary syndromes, or ACS. This drug is a complex mixture of polysaccharide chains derived from naturally sourced heparin. Our second major generic product candidate is M356, a technology-enabled generic version of Copaxone® (glatiramer acetate injection), a drug that is indicated for the reduction of the frequency of relapses in patients with Relapsing-Remitting Multiple Sclerosis, or RRMS. Copaxone consists of a complex mixture of polypeptide chains. With M356, we have extended our core characterization capabilities from the characterization of complex polysaccharide mixtures to include the characterization of complex polypeptide mixtures.

In addition to our two complex generic product candidates, which are both currently under review by FDA, we have further extended our analytical and development platform to pursue generic or follow-on versions of biologic drugs. Our efforts on our internal Glycoprotein Research Program, as well as M178, are focused on developing generic or follow-on versions of marketed therapeutic proteins, which are derived from natural or cell-based manufacturing processes. By thoroughly characterizing these biologic molecules, we seek to gain a deeper understanding of the relationship between their manufacturing processes and final product compositions. Our goal is to replicate our development approach with M-Enoxaparin and M356 and pursue the development and commercialization of multiple generic or follow-on versions of marketed therapeutics.

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

Our lead novel drug candidate, M118, has been engineered to possess what we believe will be an improved therapeutic profile compared with other currently marketed products to support the treatment of ACS. This quarter, M402, our second novel drug candidate, entered early development as a potential inhibitor of angiogenesis and tumor metastasis. We also are seeking to discover and develop novel therapeutics by applying our technology to better understand the function of these polysaccharide mixtures in biological processes, with an initial focus in oncology.

Since our inception in May 2001, we have incurred annual net losses.  As of March 31, 2009, we had an accumulated deficit of $274.9 million.  We expect to incur substantial and increasing losses for the next several years as we develop our product candidates, expand our research and development activities and prepare for the commercial launch of our product candidates. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

In November 2003, we entered into a collaboration and license agreement, or the 2003 Sandoz Collaboration, with Sandoz N.V. and Sandoz Inc. to jointly develop and commercialize M-Enoxaparin. Sandoz N.V. later assigned its rights in the 2003 Sandoz Collaboration to Sandoz AG.  We refer to Sandoz AG and Sandoz Inc. together as Sandoz.

In July 2006, we entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement, each with Novartis Pharma AG, and a Memorandum of Understanding (the “MOU”) with Sandoz AG, an affiliate of Novartis Pharma AG.  On June 13, 2007, we and Sandoz AG executed a definitive collaboration and license agreement (the “Definitive Agreement”), which superseded the MOU.  Together, this series of agreements is referred to as the “2006 Sandoz Collaboration.” Under the Definitive Agreement, we and Sandoz AG jointly develop, manufacture and commercialize M356.

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

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales and are uncertain whether or not we will generate any revenue from the sale of products over the next several years. We have recognized, in the aggregate, $78.4 million of revenue from our inception through March 31, 2009. This revenue was derived entirely from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration. We will seek to generate revenue from a combination of research and development payments, profit sharing payments, milestone payments and royalties in connection with our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and similar future collaborative or strategic relationships. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development and other payments received under our collaborative or strategic relationships, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

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

The FDA is currently reviewing both M-Enoxaparin ANDAs, including our manufacturing data and technology and characterization methodology. In November 2007, Sandoz received a letter from the FDA stating that the syringe ANDA for M-Enoxaparin was not approvable in its current form because the ANDA did not adequately address the potential for immunogenicity of the drug product. Starting in early 2008, we and Sandoz conferred with the FDA concerning the design of studies to address the FDA’s concerns in this area. These interactions led to the FDA’s general concurrence with our proposed approach and to the submission of an immunogenicity amendment to the M-Enoxaparin ANDA in September, 2008. The ANDA review process is ongoing. We are in regular communication with the FDA to address any additional questions or requests that it may have as it continues the review of our application. The FDA has not requested human clinical trials at this time. However, there can be no assurances that the FDA will not require additional studies, including clinical studies, in the future and we cannot predict with a high degree of certainty the timing of any potential approval of the M-Enoxaparin ANDA by the FDA. We and Sandoz are also in active dialogue with the FDA regarding the sourcing and processing of our heparin supply. The FDA has inspected the Chinese facilities that supply heparin to Sandoz for the manufacture of M-Enoxaparin, although we have not yet received the FDA’s final inspection reports. We and Sandoz are working together to prepare for the commercialization of M-Enoxaparin, if and when approved, by advancing manufacturing, supply chain, and sales and marketing objectives.

Our 2006 Sandoz Collaboration expanded our collaboration efforts related to M-Enoxaparin to include the European Union. Under the 2006 Sandoz Collaboration, we will share certain development, regulatory, legal and commercialization costs as well as a portion of the profits, if any.

M356

M356 is designed to be a technology-enabled generic version of Copaxone, a complex drug consisting of a mixture of polypeptide chains. Copaxone is indicated for reduction of the frequency of relapses in patients with Relapse-Remitting Multiple Sclerosis. Multiple sclerosis is a chronic disease of the central nervous system characterized by inflammation and neurodegeneration. In North America, Copaxone is marketed by Teva Neuroscience LLC, a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd. In Europe, Copaxone is marketed by Teva Pharmaceutical Industries Ltd. and Sanofi-Aventis.

In December 2007, our collaborative partner, Sandoz AG, submitted to the FDA an ANDA in its name containing a Paragraph IV certification seeking approval to market M356 in the United States. In July 2008, the FDA notified Sandoz AG that it had accepted the ANDA for review as of December 27, 2007. In addition, the FDA’s published database indicates that the first substantially complete ANDA submitted for glatiramer acetate injection containing a Paragraph IV certification was filed on December 27, 2007, making Sandoz AG’s ANDA eligible for the grant of a 180-day generic exclusivity period upon approval.

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

In July 2006, we filed an Investigational New Drug Application, or IND, with the FDA for our M118 intravenous injection product and in October 2006 began Phase 1 clinical trials to evaluate its human safety, tolerability and pharmacokinetic profile. In October 2007, we began a Phase 2a clinical trial to evaluate the feasibility of utilizing M118 intravenous injection as an anticoagulant in patients with stable coronary artery disease undergoing percutaneous coronary intervention. Enrollment in the Phase 2a clinical trial concluded in April 2009.

In March 2007, we filed an IND for our M118 subcutaneous injection product, and in May 2007 began Phase 1 clinical trials to evaluate its human safety, tolerability and pharmacokinetic profile.

M402

M402 is a heparan sulfate glycosaminoglycan, or HSGAG, mimetic engineered from low molecular weight heparin, or LMWH, to have potent anti-metastatic properties and low anticoagulant activity. M402, our second novel product candidate, is in preclinical development. HSGAGs are complex sugar-based molecules present in the tumor microenvironment that present growth factors, cytokines, and chemokines necessary for tumor cell growth, migration, and survival; M402 is designed to exploit the biology of HSGAGs. Data from preclinical studies have shown that M402 has the potential to modulate angiogenesis and tumor metastasis through a variety of HSGAG-binding proteins.

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

Our internal glycoprotein program and our collaboration with Sandoz AG on M178 are focused on extending our technology for the analysis of complex sugars to glycoproteins, and on facilitating the development of generic or biosimilar versions of major marketed glycoprotein drugs.

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

Results of Operations

Three Months Ended March 31, 2009 and 2008

Revenue

Revenues for the three months ended March 31, 2009 and 2008 were $4.0 million and $4.2 million, respectively. Revenues for the three months ended March 31, 2009 and 2008 consist of (i) amounts earned by us under our 2003 Sandoz Collaboration for reimbursement of research and development services, reimbursement of development costs and amortization of the initial payment received and (ii) amounts earned by us under our 2006 Sandoz Collaboration for reimbursement of research and development services, reimbursement of development costs and amortization of the equity premium.  Revenues for the three month period ended March 31, 2009 compared to the three months ended March 31, 2008 decreased by $0.2 million due to a $0.6 million decrease in reimbursable expenses associated with M-Enoxaparin, primarily for manufacturing and non-clinical study costs, and a $0.6 million decrease in reimbursable expenses associated with our M178 program, as planned development activities on the M178 program have been completed, offset by an increase of $1.0 million in reimbursable manufacturing expenses for our M356 program.

Research and Development

Research and development expense for the three months ended March 31, 2009 was $15.8 million compared to $12.9 million for the three months ended March 31, 2008. The increase of $2.9 million, or 22%, from the 2008 period to the 2009 period resulted from increases of: $1.4 million in clinical trial costs as we approach the completion of the Phase 2a clinical trial for our M118 program; $0.5 million in manufacturing, process development and third-party research costs in support of our M356 program; $0.3 million in stock-based compensation expense; $0.3 million in laboratory equipment depreciation; $0.2 million in research consultants; $0.1 million in personnel and related costs associated with the growth in our research and development organization; and $0.1 million in laboratory supplies.

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

The following table summarizes the primary components of our research and development expenditures for our principal research and development programs for the three months ended March 31, 2009 and 2008, and shows the total external costs incurred by us for each of our major research and development projects. The table excludes costs incurred by our collaboration partner on such major research and development projects. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, the Company does not analyze internal research and development costs by project in managing its research and development activities.

	Research and Development Expense (in thousands)
Development programs (Status)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Project Inception to March 31, 2009

M-Enoxaparin (ANDA Filed)	$775	$1,141	$40,638
M356 (ANDA Filed)	2,105	819	18,110
M118 (Phase 2a)	2,742	1,162	32,370
Other development programs	179	324	1,703
Discovery programs	65	191	2,298
Research and development internal costs	9,952	9,276

Total research and development expense	$15,818	$12,913

The decrease of $0.4 million in external expenditures related to our M-Enoxaparin program from the 2008 period to the 2009 period was primarily due to lower manufacturing activity and a shift to commercial activity being contracted directly with Sandoz. The increase of $1.3 million in external expenditures related to our M356 program from the 2008 period to the 2009 period was primarily related to process development activities, manufacturing costs and third-party research. The increase of $1.6 million in external expenditures on our M118 program from the 2008 period to the 2009 period was primarily attributable to the costs incurred as we approach the end of our Phase 2a clinical trial.

The research and development internal costs, which consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation, increased $0.7 million from the 2008 period to the 2009 period due to additional research and development headcount and related costs in support of our development programs.

General and Administrative

General and administrative expense for the three months ended March 31, 2009 was $6.3 million, compared to $5.8 million for the three months ended March 31, 2008. General and administrative expense increased by $0.5 million, or 9%, from the 2008 period to the 2009 period due to an increase of $0.4 million in stock-based compensation expense resulting from the annual merit grant of stock options and an increase of $0.2 million in professional fees due to an increase in legal activities, offset by a decrease of $0.1 million in personnel and related costs.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our research and development activities.

Interest Income and Expense

Interest income was $0.4 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively. The decrease of $1.0 million from the 2008 period to the 2009 period was primarily due to lower average investment balances and lower interest rates.

Interest expense was $0.2 million for each of the three months ended March 31, 2009 and 2008.  We did not draw any additional amounts from our equipment line of credit during 2008 or the three months ended March 31, 2009.

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

At March 31, 2009, we had $87.9 million in cash, cash equivalents and marketable securities.  In addition, we also hold $1.8 million in restricted cash, which serves as collateral for a letter of credit related to our facility lease. Our funds at March 31, 2009 were invested in senior debt of government-sponsored enterprises, U.S. money market funds and high-grade corporate securities, directly or through managed funds, with remaining maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities are subject to significant risk at March 31, 2009.

During the three months ended March 31, 2009 and 2008, our operating activities used $19.6 million and $12.3 million, respectively.  The use of cash for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.  Non-cash items include stock based compensation of $2.7 million, depreciation and amortization of $1.1 million and accretion of discount on investments of $0.3 million. For the three months ended March 31, 2009, our net loss adjusted for non-cash items was $14.3 million.  In addition, the net change in our operating assets and liabilities used $5.3 million and resulted from: an increase in accounts receivable of $0.4 million, due to the timing of cash receipts from Sandoz; an increase in unbilled collaboration revenue of $1.1 million, resulting from increased manufacturing and research costs for our M-356 program; a decrease in accounts payable of $1.7 million, due to the payment of manufacturing and research costs for our M-Enoxaparin program and payments made to vendors for our M118 Phase 2a clinical trial; a decrease in deferred revenue of $0.5 million, due to the amortization of the $13.6 million equity premium paid by Novartis AG in connection with the 2006 Sandoz Collaboration; a decrease in accrued expenses of $1.5 million, resulting from the payment of annual bonuses earned during 2008; and an increase in prepaid expenses and other current assets of $0.1 million, due to the renewal of vendor maintenance agreements. For the three months ended March 31, 2008, our net loss adjusted for non-cash items was $11.1 million.  In addition, the net change in our operating assets and liabilities used $1.2 million and resulted from: a decrease in accounts receivable of $0.7 million, due to the timing of cash receipts from Sandoz; a decrease in unbilled collaboration revenue of $5.4 million, resulting from decreased manufacturing and research costs for our M- Enoxaparin program; a decrease in accounts payable of $5.4 million, due to the payment of manufacturing and research costs for our M-Enoxaparin program and Phase 2a clinical trial costs for our M118 program; a decrease in accrued expenses of $1.9 million, resulting from the payment of annual bonuses earned during 2007; and decreased manufacturing and research costs for our M-Enoxaparin program and decreased Phase 2a clinical trial costs for our M118 program.

Net cash used in investing activities for the three months ended March 31, 2009 was $7.5 million. In the first three months of 2009, we used $29.5 million of cash to purchase marketable securities and we received $22.7 million from the maturities of marketable securities.  Net cash provided by investing activities for the three months ended March 31, 2008 was $8.6 million. In the first three months of 2008, we used $39.6 million of cash to purchase marketable securities, and we received $48.6 million from sales and maturities of marketable securities. In the first three months of 2009 and 2008, we used $0.7 million and $0.4 million, respectively, to purchase laboratory equipment and leasehold improvements.

Net cash used in financing activities for the three months ended March 31, 2009 was $0.4 million. We received proceeds of $0.2 million from stock option exercises and purchases of shares of common stock through our employee stock purchase plan. These proceeds were offset by principal payments of $0.4 million on our line of credit and lease agreement obligations and $0.2 million on financed leasehold improvements related to our corporate facility.  Net cash used in financing activities for the three months ended March 31, 2008 was $0.6 million. We received proceeds of $0.2 million from stock option exercises and purchases of shares of common stock through our employee stock purchase plan. These proceeds were offset by principal payments of $0.6 million on our line of credit and lease agreement obligations and $0.2 million on financed leasehold improvements related to our corporate facility.

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations, short and long-term line of credit obligations and capital and operating lease obligations.  The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed since we filed that report.

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

Revenue

We recognize revenue from research and development collaboration agreements in accordance with SEC Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements With Multiple Deliverables, and EITF Issue No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.

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

Cash, Cash Equivalents, and Marketable Securities

We invest our excess cash in bank deposits, money market accounts, corporate debt securities, commercial paper and U.S. government sponsored enterprise obligations. We consider all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost, and primarily consist of money market funds maintained at major U.S. financial institutions. All marketable securities, which primarily represent marketable debt securities, have been classified as “available-for-sale.” Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. We determine the appropriate classification of our investments in marketable securities at the time of purchase and evaluate such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. During the three months ended March 31, 2009 and 2008, we recorded realized gains on marketable securities of zero and $47,000, respectively.  The cost of securities sold is based on the specific identification method. Interest earned on marketable securities is included in interest income.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash equivalents and other accrued expenses, approximate their fair values due to their short maturities. The carrying amount of our line of credit and capital lease obligations approximate their fair values due to their variable interest rates.

Stock-Based Compensation

We adopted the Financial Accounting Standards Board’s, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share Based Payment, or SFAS 123R, effective January 1, 2006 under the modified prospective transition method. SFAS 123R requires the recognition of the fair value of stock-based compensation expense in our operations, and accordingly the adoption of SFAS 123R fair value method has had and will continue to have a significant impact on our results of operations, although it will have no impact on our overall financial position.

Prior to January 1, 2006, we accounted for employee stock options under the recognition and measurement provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and provided pro forma disclosures of net loss attributable and net loss per share allocable to common stockholders as if we had adopted the fair value based method of accounting in accordance with SFAS No. 123, Accounting for Stock-Based Compensation , as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.

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

The value of our restricted stock awards is recognized as compensation cost in our consolidated statements of operations over each award’s explicit or implicit service periods. We estimate an award’s implicit service period based on our best estimate of the period over which an award’s vesting conditions will be achieved. We reevaluate these estimates on a quarterly basis and will recognize any remaining unrecognized compensation as of the date of an estimate revision over the revised remaining implicit service period. In March 2009, we revised the implicit service period for certain performance-based restricted stock awards due to a change in the expected vesting date. The impact of this change in estimate on our net loss and net loss per share was immaterial for the three months ended March 31, 2009.

During the three months ended March 31, 2009, we recognized total stock-based compensation expense under SFAS 123R of $2.7 million.  As of March 31, 2009, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $13.3 million, including estimated forfeitures, which will be amortized over the weighted-average remaining requisite service periods of 2.6 years. As of March 31, 2009, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $5.2 million, including estimated forfeitures, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.6 years.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2009, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. While our cash and investment balances have increased as a result of our initial and follow-on public offerings, we have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.     Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since our inception in May 2001. At March 31, 2009, our accumulated deficit was $274.9 million. We have not generated revenues from the sale of any products to date. We expect that our annual operating losses will increase over the next several years as we expand our drug commercialization, development and discovery efforts. To become profitable, we must successfully develop and obtain regulatory approval for our existing drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

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

In accordance with our 2003 Sandoz Collaboration, Sandoz has submitted ANDAs to the FDA seeking approval to market M-Enoxaparin in the United States. In November 2007, Sandoz received a letter from the FDA stating that the syringe ANDA for M-Enoxaparin was not approvable because the ANDA did not adequately address the potential for immunogenicity of the drug product. In September 2008, Sandoz submitted an amendment to the M-Enoxaparin ANDA and the ANDA review process by FDA is ongoing. If any of the following occurs, we may never realize revenue from this product, we may have to curtail our other product development programs and, as a result, our business would be materially harmed:

•                  if the response filed in September 2008 fails to answer the FDA’s questions related to the potential for immunogenicity of the drug product;

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

We and our collaborative partners and vendors obtain certain raw materials, including UFH, from suppliers who in turn source the materials from other countries, including China. In 2008, due to the occurrence of adverse events associated with the use of UFH, there were global recalls of UFH products, including in the United States. Based on investigation by the FDA into those adverse events, the FDA identified a heparin-like contaminant in the implicated UFH products and recommended that manufacturers and suppliers of UFH use additional tests to screen their UFH active pharmaceutical ingredient. The FDA has also placed restrictions on the import of some raw materials from China, and may in the future place additional restrictions and testing requirements on the use of raw materials, including UFH, in products intended for sale in the United States. As a result, the raw materials, including UFH, used in our products may become difficult to obtain, significantly increase in cost, or become unavailable to us. If any of these events occur, we and our collaborative partners may be unable to produce our products in sufficient quantities to meet the requirements for the commercial launch of the product or to meet future demand, which would have a material adverse impact on our business.

If we or our collaborative partners and other third parties are unable to satisfy FDA quality standards, experience manufacturing difficulties or are unable to manufacture sufficient quantities of our product candidates, including M-Enoxaparin, M356, and M118, our development and commercialization efforts may be materially harmed.

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

As of March 31, 2009, we had cash, cash equivalents and marketable securities totaling $87.9 million. For the three months ended March 31, 2009, we had a net loss of $17.9 million and used cash in operating activities of $19.6 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our drug candidates, as well as funds necessary to manufacture and market any products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements may vary depending on the following:

•                  the advancement of our generic product candidates and other development programs, including the timing of regulatory approvals;

•                  the timing of FDA approval of the products of our competitors;

•                  the cost of litigation, including with Teva Pharmaceuticals Industries relating to Copaxone, that is not otherwise covered by our collaboration agreement, or potential patent litigation with others, as well as any damages, including possibly treble damages, that may be owed to third parties should we be unsuccessful in such litigation;

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

If our preclinical studies and clinical trials for our development candidates, including M118 and M402, are not successful, we will not be able to obtain regulatory approval for commercial sale of our novel or improved drug candidates.

To obtain regulatory approval for the commercial sale of our novel drug candidates, we are required to demonstrate through preclinical studies and clinical trials that our drug development candidates are safe and effective. Preclinical studies and clinical trials of new development candidates are lengthy and expensive and the historical failure rate for development candidates is high.

A failure of one or more of our preclinical studies or clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize M118, M402 or our other drug candidates, including:

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

The results from preclinical studies of a development candidate may not predict the results that will be obtained in human clinical trials. If we are required to conduct additional clinical trials or other testing of M118, M402 or our product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other tests, or if the results of these trials are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for our drug candidates or we may not be able to obtain marketing approval at all. Our product development costs will also increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products. If any of these events occur, our business will be materially harmed.

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

In September 2008, Teva Neuroscience, Inc. (on behalf of Teva Pharmaceutical Industries Ltd.) filed a Citizen Petition with the FDA requesting that the FDA neither approve nor accept for filing any ANDA for a generic version of Copaxone because the complexity of Copaxone makes it impossible to demonstrate that the active ingredient in the generic version is the same as Copaxone. The FDA dismissed the petition in March 2009 without ruling on the merits.  The FDA’s policy is to rule on Citizens Petitions within 180 days that seek to prevent approval of an ANDA if the petition was filed after the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA.  If at the end of the 180 period, the ANDA is not ready for approval or rejection, then the FDA’s policy is to dismiss the petition without acting on the petition.  Teva Neuroscience, Inc. may seek to refile the petition, if it does, and if the FDA accepts the subsequent filing and ultimately grants the Citizen Petition, we and Sandoz may be unable to obtain approval of the ANDA for M356, which would materially harm our business.

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

The MMA changed the way Medicare covers and reimburses for pharmaceutical products. The legislation introduced a new reimbursement methodology based on average sales prices for drugs that are used in hospital settings or under the direct supervision of a physician and, starting in 2006, expanded Medicare coverage for drug purchases by the elderly. In addition, the MMA requires the creation of formularies for self-administered drugs, and provides authority for limiting the number of drugs that will be covered in any therapeutic class and provides for plan sponsors to negotiate prices with manufacturers and suppliers of covered drugs. As a result of the MMA and the expansion of federal coverage of drug products, we expect continuing pressure to contain and reduce costs of pharmaceutical products. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for our products and could materially adversely affect our operating results and overall financial condition. While the MMA generally applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement policies, and any reduction in coverage or payment that results from the MMA may result in a similar reduction in coverage or payments from private payors.

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

Our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 23.4% of our outstanding common stock as of March 31, 2009. As a result, these stockholders, if acting together, may have the ability to significantly influence matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

•                  other adverse FDA decisions relating to M-Enoxaparin or M356 ANDA, including an FDA decision to require additional data, including requiring clinical trials as a condition to M-Enoxaparin or M356 ANDA approval;

•                  FDA approval of other companies’ ANDAs for generic versions of Lovenox or Copaxone;

•                  litigation involving our company or our general industry or both;

•                  a decision in favor of or against Teva in the current patent litigation matter, or a settlement related of that case;

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

  Item 6.    Exhibits.

10.1	Non-Employee Director Compensation Summary.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: May 7, 2009
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2009

	By:	/s/ Richard P. Shea
Richard P. Shea, Chief Financial Officer Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)