Form 10-Q
period 2009-06-30
MOMENTA PHARMACEUTICALS INC
filed 2009-08-06
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of July 31, 2009.

Class	Number of Shares
Common Stock $0.0001 par value	39,895,637

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.            Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$14,408	$55,070
Marketable securities	57,737	53,461
Accounts receivable	2,472	455
Unbilled collaboration revenue	5,973	2,372
Prepaid expenses and other current assets	1,016	1,217
Total current assets	81,606	112,575

Property and equipment, net of accumulated depreciation	13,429	14,725
Intangible assets, net	2,935	3,111
Restricted cash	1,778	1,778
Other assets	12	12
Total assets	$99,760	$132,201

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,774	$5,578
Accrued expenses	5,158	6,744
Deferred revenue	2,150	2,150
Line of credit obligations	—	17
Capital lease obligations	2,222	1,846
Lease financing liability	712	687
Deferred rent	70	70
Other current liabilities	1,500	2,000
Total current liabilities	18,586	19,092

Deferred revenue, net of current portion	6,997	8,063
Capital lease obligations, net of current portion	3,148	4,427
Lease financing liability, net of current portion	633	995
Other long term liabilities	84	119
Total liabilities	29,448	32,696
Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized at June 30, 2009 and December 31, 2008, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 39,895 and 39,691 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	4	4
Additional paid-in capital	361,912	356,124
Accumulated other comprehensive income	110	414
Accumulated deficit	(291,714)	(257,037)
Total stockholders’ equity	70,312	99,505
Total liabilities and stockholders’ equity	$99,760	$132,201

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Collaboration revenue	$6,605	$3,563	$10,595	$7,714
Operating expenses:
Research and development*	17,650	12,938	33,468	25,851
General and administrative*	5,836	6,326	12,110	12,107
Total operating expenses	23,486	19,264	45,578	37,958

Loss from operations	(16,881)	(15,701)	(34,983)	(30,244)

Other income (expense):
Interest income	258	938	617	2,366
Interest expense	(149)	(207)	(311)	(431)

Net loss	$(16,772)	$(14,970)	$(34,677)	$(28,309)

Basic and diluted net loss per share	$(0.43)	$(0.42)	$(0.89)	$(0.79)

Shares used in computing basic and diluted net loss per share	38,804	35,773	38,774	35,756

*Includes the following stock-based compensation expense:

Research and development	$1,130	$942	$2,188	$1,678

General and administrative	$1,718	$1,609	$3,367	$2,876

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating activities:
Net loss	$(34,677)	$(28,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,255	1,871
Stock-based compensation expense	5,555	4,554
Accretion of discount on investments	(455)	(1,336)
Realized gain on sale of marketable securities	—	(47)
Amortization of intangible assets	176	192
Changes in operating assets and liabilities:
Accounts receivable	(2,017)	747
Unbilled collaboration revenue	(3,601)	6,062
Prepaid expenses and other current assets	201	1,075
Accounts payable	1,196	(6,647)
Accrued expenses	(1,586)	(1,380)
Deferred rent	(35)	(35)
Deferred revenue	(1,066)	(1,084)
Other current liabilities	(500)	—
Net cash used in operating activities	(34,554)	(24,337)

Cash Flows from Investing activities:
Purchases of property and equipment	(959)	(2,063)
Purchases of marketable securities	(40,860)	(60,189)
Proceeds from maturities of marketable securities	36,735	84,550
Sales of marketable securities	—	8,341
Net cash (used in) provided by investing activities	(5,084)	30,639

Cash Flows from Financing activities:
Proceeds from issuance of common stock under stock plans	233	318
Payments on financed leasehold improvements	(337)	(314)
Principal payments on capital lease obligations	(903)	(830)
Principal payments on line of credit	(17)	(471)
Net cash used in financing activities	(1,024)	(1,297)
Net (decrease) increase in cash and cash equivalents	(40,662)	5,005
Cash and cash equivalents, beginning of period	55,070	33,038
Cash and cash equivalents, end of period	$14,408	$38,043

Supplemental Cash Flow Information:
Cash paid for interest	$311	$431

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

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission, or SEC, on March 13, 2009.

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

Cash, Cash Equivalents, and Marketable Securities

The Company invests its excess cash in bank deposits, money market accounts, corporate debt securities, commercial paper and U.S. government sponsored enterprise obligations. The Company considers all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost, and primarily consist of money market funds maintained at major U.S. financial institutions. All marketable securities, which primarily represent marketable debt securities, have been classified as “available-for-sale.” Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. Management determines the appropriate classification of its investments in marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income.  During the six months ended June 30, 2008, the Company recorded realized gains on marketable securities of $47,000.  There were no realized gains or losses on marketable securities during the three months ended June 30, 2008 and during the three and six months ended June 30, 2009.  The cost of securities sold is based on the specific identification method. Interest earned on marketable securities is included in interest income.

During the three months ended June 30, 2009, the Company adopted Financial Accounting Standards Board, or FASB, Staff Position Statement No. 115-2 and Statement of Financial Accounting Standards, or SFAS, No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP SFAS No. 115-2 and SFAS No. 124-2. The adoption of FSP SFAS No. 115-2 and SFAS No. 124-2 did not have a material effect on the Company’s financial statements.

Fair Value of Other Financial Instruments

The carrying amounts of the Company’s other financial instruments that are not stated at fair value, which include accounts receivable, unbilled collaboration revenue and other accrued expenses, approximate their fair values due to their short maturities. The carrying amount of the Company’s line of credit and capital lease obligations approximate their fair values due to their variable interest rates.

Long-Lived Assets

The Company evaluates the recoverability of its property, equipment and intangible assets when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of the SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, which provides that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the undiscounted future cash flows of such assets or businesses. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. No impairment charges were recognized during the six months ended June 30, 2009 and 2008.

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

Stock-Based Compensation

SFAS No. 123 (revised 2004), Share Based Payment, or SFAS 123R, requires the recognition of the fair value of stock-based compensation in the statement of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company’s stock option plans and employee stock purchase plan. The Company recognizes stock-based compensation expense equal to the fair value of stock options on a straight-line basis over the requisite service period. Restricted stock awards are recorded as compensation cost, based on the market value on the date of the grant, on a straight-line basis over the requisite service period.  The Company issues new shares to satisfy stock option exercises, the issuance of restricted stock and stock issued under the Company’s employee stock purchase plan.

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

During the six months ended June 30, 2009, the Company had no material unrecognized tax benefits and no adjustments to its deferred tax assets under FIN 48.  The Company’s practice has been and continues to be to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the six months ended June 30, 2009.

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

Comprehensive Loss

The Company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income, or SFAS 130. SFAS 130 establishes rules for the reporting and display of comprehensive income (loss) and its components. Accumulated other comprehensive income as of June 30, 2009 and 2008 consists entirely of unrealized gains and losses on available-for-sale securities.  Comprehensive loss for the three months ended June 30, 2009 and 2008 was $16.9 million and $15.2 million, respectively.  Comprehensive loss for the six months ended June 30, 2009 and 2008 was $35.0 million and $28.6 million, respectively.

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

Segment Reporting

SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographical areas, and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products. All of the Company’s revenues through June 30, 2009 have come from one collaborative partner.

3.             Cash, Cash Equivalents, and Marketable Securities and Fair Value Measurements

The following is a summary of cash, cash equivalents, and marketable securities as of June 30, 2009 and December 31, 2008 (in thousands):

June 30, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$14,408	$—	$—	$14,408
Commercial paper obligations due in one year or less	17,206	40	—	17,246
U.S. Government sponsored enterprise obligations due in one year or less	40,421	75	(5)	40,491

Total	$72,035	$115	$(5)	$72,145

Reported as:
Cash and cash equivalents	$14,408	$—	$—	$14,408
Marketable securities	57,627	115	(5)	57,737

Total	$72,035	$115	$(5)	$72,145

December 31, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$55,070	$—	$—	$55,070
Commercial paper obligations due in one year or less	23,349	148	—	23,497
U.S. Government sponsored enterprise obligations due in one year or less	29,698	266	—	29,964

Total	$108,117	$414	$—	$108,531

Reported as:
Cash and cash equivalents	$55,070	$—	$—	$55,070
Marketable securities	53,047	414	—	53,461

Total	$108,117	$414	$—	$108,531

At June 30, 2009, two marketable securities were in an unrealized loss position for less than one year.  At December 31, 2008, no marketable securities were in an unrealized loss position.  The unrealized losses were caused by fluctuations in interest rates. At June 30, 2009, there were no marketable securities in an unrealized loss position for greater than one year. The following table summarizes the aggregate fair value of these securities at June 30, 2009. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis.  The Company reviewed its investments with unrealized losses and has concluded that no other-than-temporary impairment existed at June 30, 2009 as it has the ability and intent to hold these investments to maturity.

	June 30, 2009
(in thousands)	Aggregate Fair Value	Unrealized Losses
U.S. Government sponsored enterprise obligations due in one year or less	$4,564	$(5)

During the six months ended June 30, 2008, the Company recorded realized gains on marketable securities of $47,000.  There were no realized gains or losses on marketable securities during the three months ended June 30, 2008 and during the three and six months ended June 30, 2009.

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

The Company adopted FASB Staff Position SFAS No. 107-1 and Accounting Principles Board, or APB, No. 28-1, Interim Disclosures About Fair Value of Financial Instruments, or FSP SFAS No. 107-1 and APB No. 28-1, during the three months ended June 30, 2009.  The Company adopted FASB Staff Position SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP SFAS No. 157-4, during the three months ended June 30, 2009.

Assets measured at fair value on a recurring basis at June 30, 2009 are as follows (in thousands):

Description	June 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds	$13,499	$13,499	$—	$—
Commercial paper obligations	17,246	—	17,246	—
U.S. Government sponsored enterprise obligations	40,491	—	40,491	—

Total	$71,236	$13,499	$57,737	$—

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

4.             Intangible Assets

As of June 30, 2009 and December 31, 2008, intangible assets, net of accumulated amortization, are as follows (in thousands):

		June 30, 2009		December 31, 2008
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core technology	12 years	$3,593	$(658)	$3,593	$(508)
Non-compete agreement	2 years	170	(170)	170	(144)

Total intangible assets		$3,763	$(828)	$3,763	$(652)

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets.  Amortization expense was $80,000 and $0.1 million for the three months ended June 30, 2009 and 2008, respectively.  Amortization expense was $0.2 million for each of the six months ended June 30, 2009 and 2008.

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

The Company recognizes revenue from FTE services and revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenues from external development costs are recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services, except with respect to any amounts due Sandoz for manufacturing raw material purchases, which are recorded on a net basis as an offset to the related development expense pursuant to the provisions of EITF Issue No. 02-16, Accounting by a

Customer (Including a Reseller) for Certain Consideration Received from a Vendor.  There were no such manufacturing raw material purchases in the six months ended June 30, 2009 and 2008.

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

Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of the Company’s common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million.  The Company recognizes revenue from the $13.6 million paid premium on a straight-line basis over the estimated development period of approximately six years beginning in June 2007.  The Company recognized revenue relating to this paid premium of approximately $0.5 million and $1.1 million for the three and six months ended June 30, 2009, respectively.  Under the 2006 Sandoz Collaboration, the Company and Sandoz AG expanded the M-Enoxaparin geographic markets covered by the 2003 Sandoz Collaboration to include the European Union and further agreed to exclusively collaborate on the development and commercialization of three other follow-on and complex generic products for sale in specified regions of the world. In December 2008, the Company and Sandoz AG terminated the collaborative program with regard to one of the follow-on products, M249, primarily due to the commercial prospects for M249. Each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions.  The Company has agreed to provide development and related services on a commercially reasonable best-efforts basis, which includes developing a manufacturing process to make the products, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale, and related development of intellectual property.  The Company has the right to participate in a joint steering committee, which is responsible for overseeing development, legal and commercial activities and approves the annual collaboration plan. Sandoz AG is responsible for commercialization activities and will exclusively distribute and market the products.

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

6.     Stock-Based Compensation

2004 Stock Incentive Plan

The Company’s 2004 Stock Incentive Plan, as amended, allows for the granting of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights and other stock-based awards to employees, officers, directors, consultants and advisors. At December 31, 2008, the Company was authorized to issue up to 7,574,329 shares of common stock with annual increases (to be added on the first day of the Company’s fiscal years during the period beginning in fiscal year 2005 and ending on the second day of fiscal year 2013) equal to the lowest of (i) 1,974,393 shares, (ii) 5% of the then outstanding number of common shares or (iii) such other amount as the Board of Directors may authorize. Effective January 1, 2009, the Company’s Board of Directors increased the number of authorized shares by 1,846,116 shares.  At June 30, 2009, the Company had 3,836,036 shares available for grant under the 2004 Stock Incentive Plan and 364,946 shares available for grant under the 2004 Employee Stock Purchase Plan.

SFAS 123R Compensation Expense

Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the three months ended June 30, 2009 and 2008 was $2.8 million and $2.6 million, respectively.  Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the six months ended June 30, 2009 and 2008 was $5.6 million and $4.6 million, respectively.

Stock-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan for the three months ended June 30, 2009 and 2008 was $2.1 million and $1.8 million, respectively.  Stock-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan for the six months ended June 30, 2009 and 2008 was $4.1 million and $3.1 million, respectively.  During the six months ended June 30, 2009, 674,315 stock options were granted, of which 487,615 were in connection with annual merit awards; the remainder were granted in conjunction with the hiring of new employees.  The weighted average grant date fair value of options granted to employees was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below.  The weighted average grant date fair value of option awards granted during the three months ended June 30, 2009 and 2008 was $6.88 and $9.20 per option, respectively.  The weighted average grant date fair value of option awards granted during the six months ended June 30, 2009 and 2008 was $8.05 and $6.22 per option, respectively.

The following table summarizes the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Expected volatility	98%	83%	98%	83%
Expected dividends	—	—	—	—
Expected life (years)	6	5	0.5	0.5
Risk-free interest rate	3.4%	3.6%	0.4%	2.1%

	Stock Options		Employee Stock Purchase Plan
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Expected volatility	98%	83%	93%	79%
Expected dividends	—	—	—	—
Expected life (years)	6	6	0.5	0.5
Risk-free interest rate	2.6%	3.3%	0.9%	3.3%

At June 30, 2009, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $12.2 million, including estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.4 years.

During the six months ended June 30, 2009, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 16,029 shares of common stock.  Additionally, the Company issued 18,733 shares of common stock to employees under the Company’s employee stock purchase plan during the six months ended June 30, 2009.

Restricted Stock Awards

The Company has also made awards of restricted common stock to certain employees, officers and directors. During the six months ended June 30, 2009, the Company awarded 169,350 shares of restricted common stock to certain employees and officers in connection with annual merit awards. Awards generally fully vest four years from the grant date, although certain awards have performance conditions, such as the commercial launch of M-Enoxaparin in the U.S.

A summary of the status of nonvested shares of restricted stock as of June 30, 2009, and the changes during the six months then ended, is presented below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	985	$16.89
Granted	169	10.43
Vested	(88)	8.37
Forfeited	—	—

Nonvested at June 30, 2009	1,066	$16.58

Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of June 30, 2009 are summarized below:

Vesting Schedule	Nonvested Shares (in thousands)
Time-based	667
Performance-based	399

Nonvested at June 30, 2009	1,066

In June 2009, the Company revised the implicit service period for certain performance-based restricted stock awards due to a change in the expected vesting date.  The impact of this change in estimate on net loss and net loss per share was immaterial for the six months ended June 30, 2009.  The Company recorded stock-based compensation expense of $0.7 million and $0.8 million related to outstanding restricted stock awards during the three months ended June 30, 2009 and 2008, respectively.  The Company recorded stock-based compensation expense of $1.4 million and $1.5 million related to outstanding restricted stock awards during the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $4.5 million, which is expected to be recognized over the weighted average remaining requisite service period of 1.5 years.

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

8.                                      Subsequent Events

The Company has evaluated events occurring after the date of the accompanying condensed consolidated balance sheet through August 6, 2009, the date of the filing of this Quarterly Report on Form 10-Q. The Company did not identify any subsequent events requiring adjustment to the accompanying condensed consolidated financial statements (recognized subsequent events).

On August 4, 2009, the Company entered into an Amendment to the Asset Purchase Agreement (the “Purchase Agreement”), dated April 20, 2007, between the Company and Parivid, LLC (“Parivid”), a data integration and analysis services provider to the Company, and S. Raguram.  Pursuant to the Purchase Agreement, the Company acquired certain of the assets and assumed certain of the liabilities of Parivid related to the acquired assets, for $2.5 million in cash paid at closing and up to $11.0 million in contingent milestone payments in a combination of cash and/or stock in the manner and on the terms and conditions set forth in the Purchase Agreement.

The contingent milestone payments are structured to include (i) potential payments of no more than $2.0 million in cash if certain milestones are achieved within two years from the date of the Purchase Agreement (the “Initial Milestones”) and (ii) the issuance of up to $9.0 million of the Company’s common stock to Parivid if certain other milestones are achieved within fifteen years of the date of the Purchase Agreement.

Pursuant to the Amendment, the Company agreed to extend the time period for completion of the Initial Milestones to June 30, 2009, confirmed that certain of the Initial Milestones were achieved as of June 30, 2009 and further agreed to pay Parivid $0.5 million cash and to issue 91,576 shares of the Company’s common stock upon the completion and satisfaction of the Initial Milestones.  Subject to certain conditions, the Company has agreed to make a cash payment to Parivid in the event that the net proceeds from the sale of the shares issued in satisfaction of the Initial Milestones are less than the value of such shares as of the date of the Amendment.  In addition, pursuant to the Purchase Agreement, as amended by the Amendment, the Company agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issued and sold to Parivid.

9.                                      Recently Issued Accounting Standards

                        In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards. As a result, upon adoption, all references to accounting literature in our SEC filings will conform to the appropriate reference within the Codification. The Company is required to adopt Statement No. 168 for its third quarter ending September 30, 2009. The Company does not expect the adoption of this standard to have an impact on its financial position or results of operations.

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

In addition to our two complex generic product candidates, which are both currently under review by FDA, we have further extended our analytical and development platform to pursue generic or follow-on versions of biologic drugs. Our efforts on our internal Glycoprotein Development Program, as well as M178, are focused on developing generic or follow-on versions of marketed therapeutic proteins, which are derived from natural or cell-based manufacturing processes. By thoroughly characterizing these biologic molecules, we seek to gain a deeper understanding of the relationship between their manufacturing processes and final product compositions. Our goal is to replicate our development approach with M-Enoxaparin and M356 and pursue the development and commercialization of multiple generic or follow-on versions of marketed therapeutics.

Our complex mixture novel drug research and development efforts leverage our analytical technology platform and structure-process knowledge to develop novel drugs by studying the structure-activity of complex mixtures. With our capabilities to thoroughly characterize complex mixtures, we are targeting our efforts to understand the relationship between structure and the biological and therapeutic activity of various complex mixture drug candidates. Our goal is to capitalize on the structural diversity and multi-targeting potential of these complex mixtures to engineer novel drug candidates that we believe will meet key unmet medical needs in various diseases. While we believe that our capabilities to engineer improved and novel complex mixture drug candidates can be applied across several product categories with significant therapeutic potential, such as polysaccharides, polypeptides and glycoproteins, our initial focus has been in the area of complex polysaccharide mixtures.

Our lead novel drug candidate, M118, has been engineered to possess what we believe will be an improved therapeutic profile compared with other currently marketed products to support the treatment of ACS. M402, our second novel drug candidate, is in early development as a potential inhibitor of angiogenesis and tumor metastasis. We also are seeking to discover and develop additional novel drug candidates by applying our technology to better understand the function of these complex polysaccharide and glycoprotein mixtures in biological processes.

Since our inception in May 2001, we have incurred annual net losses.  As of June 30, 2009, we had an accumulated deficit of $291.7 million.  We expect to incur substantial and increasing losses for the next several years as we develop our product candidates, expand our research and development activities and prepare for the commercial launch of our product candidates. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

In November 2003, we entered into a collaboration and license agreement, or the 2003 Sandoz Collaboration, with Sandoz N.V. and Sandoz Inc. to jointly develop and commercialize M-Enoxaparin. Sandoz N.V. later assigned its rights in the 2003 Sandoz Collaboration to Sandoz AG.  We refer to Sandoz AG and Sandoz Inc. together as Sandoz.

In July 2006, we entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement, each with Novartis Pharma AG, and a Memorandum of Understanding, or MOU, with Sandoz AG, an affiliate of Novartis Pharma AG.  On June 13, 2007, we and Sandoz AG executed a definitive collaboration and license agreement, or the Definitive Agreement, which superseded the MOU.  Together, this series of agreements is referred to as the 2006 Sandoz Collaboration. Under the Definitive Agreement, we and Sandoz AG jointly develop, manufacture and commercialize M356.

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

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales and are uncertain whether or not we will generate any revenue from the sale of products over the next several years. We have recognized, in the aggregate, $85 million of revenue from our inception through June 30, 2009. This revenue was derived entirely from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration. We will seek to generate revenue from a combination of research and development payments, profit sharing payments, milestone payments and royalties in connection with our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and similar future collaborative or strategic relationships. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development and other payments received under our collaborative or strategic relationships, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

Research and Development

Research and development expenses consist of costs incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, license fees, consulting fees, contract research and manufacturing, and the costs of laboratory equipment and facilities. We expense research and development costs as incurred. Accurate and meaningful estimates of the ultimate cost to bring our product candidates to market are not available, due to the variability in the activities and length of time necessary to develop a product, the uncertainties related to the estimated cost of the projects, and the uncertainties related to the achievement and timing of  regulatory approval.

The following summarizes our primary research and development programs:

Development Programs

M-Enoxaparin

Our most advanced product candidate, M-Enoxaparin, is designed to be a generic version of Lovenox a complex drug consisting of a mixture of polysaccharide chains. Lovenox is a widely-prescribed LMWH used for the prevention and treatment of DVT and to support the treatment of ACS. Under our 2003 Sandoz Collaboration, we work with Sandoz exclusively to develop, manufacture and commercialize M-Enoxaparin in the U.S. and Sandoz is responsible for funding substantially all of the U.S.-related M-Enoxaparin development, regulatory, legal and commercialization costs. The total cost of development and commercialization, and the timing of M-Enoxaparin product launch, are subject to uncertainties relating to the development, regulatory approval and legal processes. Our collaborative partner, Sandoz, submitted

ANDAs in its name to the FDA for M-Enoxaparin in syringe and vial forms seeking approval to market M-Enoxaparin in the United States. Both ANDAs included a Paragraph IV certification stating that Sanofi-Aventis’ patents listed in the Orange Book for Lovenox are, among other things, invalid, unenforcable and/or not infringed, and Sanofi Aventis sued Sandoz for patent infringement.  Sanofi-Aventis’ case against Sandoz was dismissed in June 2009, subsequent to the Supreme Court’s letting stand a decision by the Court of Appeals for the Federal Circuit in an ANDA lawsuit between Aventis and Amphastar and Teva, finding the Lovenox patents unenforceable due to inequitable conduct.

The FDA is currently reviewing both Sandoz’s M-Enoxaparin  ANDAs, including our manufacturing data and technology and characterization methodology. In November 2007, Sandoz received a letter from the FDA stating that the syringe ANDA for M-Enoxaparin was not approvable in its current form because the ANDA did not adequately address the potential for immunogenicity of the drug product. Starting in early 2008, we and Sandoz conferred with the FDA concerning the design of studies to address the FDA’s concerns in this area. These interactions led to the FDA’s general concurrence with our proposed approach and to the submission of an immunogenicity amendment to the M-Enoxaparin ANDA in September, 2008. The review of Sandoz’s ANDA is ongoing. We and Sandoz are in regular communication with the FDA to address any additional questions or requests that it may have as it continues the review of Sandoz’s application. The FDA has not requested human clinical trials at this time. However, there can be no assurances that the FDA will not require additional studies, including clinical studies, in the future and we cannot predict with a high degree of certainty the timing of any potential approval of the M-Enoxaparin ANDA by the FDA. We and Sandoz are also in active dialogue with the FDA regarding the sourcing and processing of our heparin supply. The FDA has inspected the Chinese facilities that supply heparin to Sandoz for the manufacture of M-Enoxaparin and inspection activities are on-going. Sandoz has  not yet received the FDA’s final inspection reports. We and Sandoz are working together to prepare for the commercialization of M-Enoxaparin, if and when approved, by advancing manufacturing, supply chain, and sales and marketing objectives.

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

In December 2007, our collaborative partner, Sandoz AG, submitted to the FDA an ANDA in its name containing a Paragraph IV certification seeking approval to market M356 in the United States. In July 2008, the FDA notified Sandoz AG that it had accepted the ANDA for review as of December 27, 2007. In addition, the FDA’s published database indicates that the first substantially complete ANDA submitted for glatiramer acetate injection containing a Paragraph IV certification was filed on December 27, 2007, making Sandoz AG’s ANDA eligible for the grant of a 180-day generic exclusivity period upon approval. The review of Sandoz’s ANDA is ongoing. We and Sandoz are in regular communication with the FDA to address any additional questions or requests that it may have as it continues the review of Sandoz’s application.

M118

M118 is a novel anticoagulant that is a complex drug consisting of a mixture of polysaccharide chains. M118 was rationally designed to capture, in a single therapy, the positive attributes of both unfractionated heparin (reversibility, monitorability and broad inhibition of the coagulation cascade) and LMWH (adequate bioavailability and predictable pharmacokinetics to allow for convenient subcutaneous administration). We believe that M118 has the potential to provide baseline anticoagulant therapy for patients diagnosed with ACS who are medically managed and who may or may not require coronary intervention in order to treat their condition, as well as for patients diagnosed with stable angina who require a coronary intervention. We believe that the properties of M118 observed to date in both preclinical and clinical investigations continue to support the design hypothesis and may provide physicians with a more flexible treatment option than is currently available. ACS includes several diseases ranging from unstable angina, which is characterized by chest pain at rest, to acute myocardial infarction, or heart attack, which is caused by a complete blockage of a coronary artery. Currently, a majority of patients are initially medically managed with an anti-clotting agent, such as LMWH or unfractionated heparin, or UFH, in combination with other therapies. An increasing proportion of ACS patients are also proceeding to early intervention with procedures such as angioplasty or coronary artery bypass grafting, or CABG. Both angioplasty and CABG require anticoagulant therapy to prevent clot formation during and immediately following the procedure. M118 is designed to be a LMWH that could be used in multiple settings, including initial medical management, angioplasty or CABG.

In July 2006, we filed an Investigational New Drug Application, or IND, with the FDA for our M118 intravenous injection product and in October 2006 began Phase 1 clinical trials to evaluate its human safety, tolerability and pharmacokinetic profile.

In October 2007, we began a Phase 2a clinical trial to evaluate the feasibility of utilizing M118 intravenous injection as an anticoagulant in patients with stable coronary artery disease undergoing percutaneous coronary intervention. Enrollment in this trial, known as EMINENCE (Evaluation of M118 in Percutaneous Coronary Intervention), concluded in April 2009.  EMINENCE was designed to evaluate the safety and feasibility of utilizing M118 as an anticoagulant in the target population of patients with stable coronary artery disease (CAD) undergoing a percutaneous coronary intervention (PCI). Approximately 500 patients with stable coronary artery disease undergoing elective PCI were randomly assigned to receive treatment with one of three doses of intravenous M118 or a standard dose of unfractionated heparin (UFH). The primary endpoint of the study was the combined incidence of clinical events defined as the composite of death, myocardial infarction, repeat revascularization, and stroke (over thirty days); incidence of bleeding and thrombocytopenia (over the first 24 hours); and bailout use of glycoprotein IIb/IIIa inhibitors and catheter thrombus (during the procedure). The primary analysis in the study provided evidence of non-inferiority of the combined M118 group (combining all three doses) as compared to the UFH group within the parameters of the prospectively defined analysis. The observed incidence of the primary endpoint was lower in all M118 treatment groups than in the UFH group; however it should be noted that the study was not designed or powered to detect statistically significant differences between treatments. The incidence of serious and non-serious adverse events was comparable in all treatment groups.

In March 2007, we filed an IND for our M118 subcutaneous injection product, and in May 2007 began Phase 1 clinical trials to evaluate its human safety, tolerability and pharmacokinetic profile.

M402

M402, our second novel product candidate, is a complex drug consisting of a mixture of sugar-based molecules,and is currently in preclinical development.  M402 is a heparan sulfate glycosaminoglycan, or HSGAG, mimetic engineered from LMWH to have potent anti-metastatic properties and low anticoagulant activity. HSGAGs are complex sugar-based molecules present in the tumor microenvironment that present growth factors, cytokines, and chemokines necessary for tumor cell growth, migration, and survival; M402 is designed to exploit the biology of HSGAGs. Data from preclinical studies have shown that M402 has the potential to modulate angiogenesis and tumor metastasis through a variety of HSGAG-binding proteins.

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

Discovery Program

We are also applying our analytical capabilities to drug discovery. Our discovery program is focused on the role that complex sugars play in biological systems, including their roles in regulating the development and progression of disease. We believe that our technology can provide us with a better understanding of the role of sugars in disease, enabling us to discover novel sugar therapeutics, as well as to discover new disease mechanisms that can be targeted with other small molecule and biologic drugs.

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

Results of Operations

Three Months Ended June 30, 2009 and 2008

Revenue

Revenues for the three months ended June 30, 2009 were $6.6 million compared to $3.6 million for the three months ended June 30, 2008. Revenues for the three months ended June 30, 2009 and 2008 consisted of (i) amounts earned by us under our 2003 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs and amortization of the initial payment received and (ii) amounts earned by us under our 2006 Sandoz Collaboration for reimbursement of research and development services, reimbursement of development costs and amortization of the equity premium.  The increase of $3.0 million from the 2008 period to the 2009 period resulted from: $3.0 million in reimbursable manufacturing expenses for our M356 program and $0.3 million in reimbursable expenses associated with our M-Enoxaparin program, primarily for development services related to the ANDA review process.  These increases were offset by a $0.3 million decrease in reimbursable expenses associated with our M178 program, as planned development activities on the M178 program have been completed.

Research and Development

Research and development expense for the three months ended June 30, 2009 was $17.7 million compared to $12.9 million for the three months ended June 30, 2008. The increase of $4.8 million, or 37%, from the 2008 period to the 2009 period primarily resulted from: $4.5 million in manufacturing, process development and third-party research costs primarily in support of our M356 program; $0.3 million in depreciation and facility-related expense; $0.2 million in stock-based compensation expense; $0.2 million in research consultants; $0.2 million in personnel and related costs associated with the growth in our research and development organization; and $0.1 million in laboratory supplies. These increases were offset by a $0.5 million credit to research and development expense as a result of a revision to an accrued milestone liability and a decrease of $0.3 million in clinical trial costs associated with the completion of the Phase 2a clinical trial for our M118 program.

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

The following table summarizes the primary components of our research and development expenditures for our principal research and development programs for the three months ended June 30, 2009 and 2008, and shows the total external costs incurred by us for each of our major research and development projects. The table excludes costs incurred by our collaboration partner on such major research and development projects. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing its research and development activities.

	Research and Development Expense (in thousands)
Development programs (Status)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Project Inception to June 30, 2009

M-Enoxaparin (ANDA Filed)	$1,063	$961	$41,701
M356 (ANDA Filed)	4,547	441	22,657
M118 (Phase 2a- Completed)	2,245	2,590	34,615
Other development programs	422	13	2,125
Discovery programs	96	99	2,394
Research and development internal costs	9,277	8,834

Total research and development expense	$17,650	$12,938

The increase of $0.1 million in external expenditures related to our M-Enoxaparin program from the 2008 period to the 2009 period was due to third-party research costs associated with the ANDA review process. The increase of $4.1 million in external expenditures related to our M356 program from the 2008 period to the 2009 period was primarily related to increases in process development activities, manufacturing costs and third-party research. The decrease of $0.3 million in external expenditures on our M118 program from the 2008 period to the 2009 period was attributable to the timing of costs incurred as we approached the end of our Phase 2a clinical trial.

The research and development internal costs, which consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation, increased $0.4 million from the 2008 period to the 2009 period due to additional research and development headcount and related costs in support of our development programs.

General and Administrative

General and administrative expense for the three months ended June 30, 2009 was $5.8 million, compared to $6.3 million for the three months ended June 30, 2008.  The decrease of $0.5 million, or 8%, from the 2008 period to the 2009 period resulted from $0.9 million in professional fees reflecting a reduction in legal and consulting activities offset by increases of $0.2 million in personnel and related costs, $0.1 million in stock-based compensation expense and $0.1 million in depreciation and facility-related expense.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our research and development activities.

Interest Income and Expense

Interest income was $0.3 million and $0.9 million for the three months ended June 30, 2009 and 2008, respectively. The decrease of $0.6 million from the 2008 period to the 2009 period was primarily due to lower average investment balances and lower interest rates.

Interest expense was $0.2 million for each of the three months ended June 30, 2009 and 2008. We did not draw any additional amounts from our equipment line of credit during 2008 or the three months ended June 30, 2009.

Six Months Ended June 30, 2009 and 2008

Revenue

Revenues for the six months ended June 30, 2009 and 2008 were $10.6 million and $7.7 million, respectively. Revenues for the six months ended June 30, 2009 and 2008 consisted of (i) amounts earned by us under our 2003 Sandoz Collaboration for reimbursement of research and development services, reimbursement of development costs and amortization of the initial payment received and (ii) amounts earned by us under our 2006 Sandoz Collaboration for reimbursement of research and development services, reimbursement of development costs and amortization of the equity premium.  Revenues for the six month period ended June 30, 2009 compared to the six months ended June 30, 2008 increased by $2.9 million due to an increase of $4.1 million in reimbursable manufacturing expenses for our M356 program offset by $0.3 million decrease in reimbursable expenses associated with our M-Enoxaparin program, primarily for manufacturing and non-clinical study costs, and a $0.9 million decrease in reimbursable expenses associated with our M178 program, as planned development activities on the M178 program have been completed.

Research and Development

Research and development expense for the six months ended June 30, 2009 was $33.5 million compared to $25.9 million for the six months ended June 30, 2008. The increase of $7.6 million, or 29%, from the 2008 period to the 2009 period resulted from: $4.9 million in manufacturing, process development and third-party research costs primarily in support of our M356 program; $1.1 million in clinical trial costs as we approach the completion of the Phase 2a clinical trial for our M118 program; $0.6 million in laboratory equipment depreciation; $0.5 million in stock-based compensation expense; $0.5 million in research consultants; $0.3 million in personnel and related costs associated with the growth in our research and development organization; and $0.2 million in laboratory supplies. These increases were offset by a $0.5 million credit to research and development expense as a result of a revision to an accrued milestone liability.

The following table summarizes the primary components of our research and development expenditures for our principal research and development programs for the six months ended June 30, 2009 and 2008, and shows the total external costs incurred by us for each of our major research and development projects. The table excludes costs incurred by our collaboration partner on such major research and development projects. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing its research and development activities.

	Research and Development Expense (in thousands)
Development programs (Status)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Project Inception to June 30, 2009

M-Enoxaparin (ANDA Filed)	$1,838	$2,102	$41,701
M356 (ANDA Filed)	6,652	1,260	22,657
M118 (Phase 2a- Completed)	4,987	3,752	34,615
Other development programs	601	337	2,125
Discovery programs	161	290	2,394
Research and development internal costs	19,229	18,110

Total research and development expense	$33,468	$25,851

The decrease of $0.3 million in external expenditures related to our M-Enoxaparin program from the 2008 period to the 2009 period was primarily due to lower manufacturing activity and a shift to commercial activity being contracted directly with Sandoz. The increase of $5.4 million in external expenditures related to our M356 program from the 2008 period to the 2009 period was primarily related to process development activities, manufacturing costs and third-party research. The increase of $1.2 million in external expenditures on our M118 program from the 2008 period to the 2009 period was primarily attributable to the costs incurred as we approached the end of our Phase 2a clinical trial.

The research and development internal costs, which consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation, increased $1.1 million from the 2008 period to the 2009 period due to additional research and development headcount and related costs in support of our development programs.

General and Administrative

General and administrative expense was $12.1 million for each of the six months ended June 30, 2009 and 2008. A decrease of $0.9 million in professional fees from the 2008 period to the 2009 period reflecting a reduction in legal and consulting activities was offset by increases of $0.5 million in stock-based compensation expense and $0.4 million in depreciation and facility-related expense.

Interest Income and Expense

Interest income was $0.6 million and $2.4 million for the six months ended June 30, 2009 and 2008, respectively. The decrease of $1.8 million from the 2008 period to the 2009 period was primarily due to lower average investment balances and lower interest rates.

Interest expense was $0.3 million and $0.4 million for the six months ended June 30, 2009 and 2008, respectively.  We did not draw any additional amounts from our equipment line of credit during 2008 or the six months ended June 30, 2009.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities, payments from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and borrowings from our lines of credit and capital lease obligations.  We expect to finance our current and planned operating requirements principally through our current cash, cash equivalents and marketable securities.  We believe that these funds will be sufficient to meet our operating requirements through 2010.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.  We may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

At June 30, 2009, we had $72.1 million in cash, cash equivalents and marketable securities.  In addition, we also hold $1.8 million in restricted cash, which serves as collateral for a letter of credit related to our facility lease. Our funds at June 30, 2009 were invested in senior debt of government-sponsored enterprises, U.S. money market funds and high-grade corporate securities, directly or through managed funds, with remaining maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities are subject to significant risk at June 30, 2009.

During the six months ended June 30, 2009 and 2008, our operating activities used $34.6 million and $24.3 million, respectively.  The use of cash for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.  Non-cash items include stock based compensation of $5.6 million, depreciation and amortization of $2.4 million and accretion of discount on investments of $0.5 million. For the six months ended June 30, 2009, our net loss adjusted for non-cash items was $27.1 million.  In addition, the net change in our operating assets and liabilities used $7.4 million and resulted from: an increase in accounts receivable of $2.0 million, due to the timing of cash receipts from Sandoz; an increase in unbilled collaboration revenue of $3.6 million, resulting from increased manufacturing, process development and third-party research costs for our M356 program; an increase in accounts payable of $1.2 million, primarily due to billings for M356 manufacturing batches; a decrease in deferred revenue of $1.1 million, due to the amortization of the $13.6 million equity premium paid by Novartis AG in connection with the 2006 Sandoz Collaboration; a decrease in accrued expenses of $1.6 million, due primarily to a decrease in accrued compensation; and a decrease in other current liabilities of $0.5 million, due to a revision to the accrued milestone liability.

For the six months ended June 30, 2008, our net loss adjusted for non-cash items was $23.1 million.  In addition, the net change in our operating assets and liabilities used $1.3 million and resulted from: a decrease in accounts receivable of $0.7 million, due to the timing of cash receipts from Sandoz; a decrease in unbilled collaboration revenue of $6.1 million, resulting from decreased manufacturing and research costs for our M- Enoxaparin program; a decrease in accounts payable of $6.6 million, due to the payment of manufacturing and research costs for our

M-Enoxaparin program and Phase 2a clinical trial costs for our M118 program; and a decrease in accrued expenses of $1.4 million, resulting from the payment of annual bonuses earned during 2007 and decreased manufacturing and research costs for our M-Enoxaparin program.

Net cash used in investing activities for the six months ended June 30, 2009 was $5.1 million. In the first six months of 2009, we used $40.8 million of cash to purchase marketable securities and we received $36.7 million from the maturities of marketable securities.  Net cash provided by investing activities for the six months ended June 30, 2008 was $30.6 million. In the first six months of 2008, we used $60.2 million of cash to purchase marketable securities, and we received $92.9 million from sales and maturities of marketable securities. In the first six months of 2009 and 2008, we used $1.0 million and $2.1 million, respectively, to purchase laboratory equipment and leasehold improvements.

Net cash used in financing activities for the six months ended June 30, 2009 was $1.0 million. We received proceeds of $0.2 million from stock option exercises and purchases of shares of common stock through our employee stock purchase plan. These proceeds were offset by principal payments of $0.9 million on our line of credit and lease agreement obligations and $0.3 million on financed leasehold improvements related to our corporate facility.  Net cash used in financing activities for the six months ended June 30, 2008 was $1.3 million. We received proceeds of $0.3 million from stock option exercises and purchases of shares of common stock through our employee stock purchase plan. These proceeds were offset by principal payments of $1.3 million on our line of credit and lease agreement obligations and $0.3 million on financed leasehold improvements related to our corporate facility.

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

Cash, Cash Equivalents, and Marketable Securities

We invest our excess cash in bank deposits, money market accounts, corporate debt securities, commercial paper and U.S. government sponsored enterprise obligations. We consider all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost, and primarily consist of money market funds maintained at major U.S. financial institutions. All marketable securities, which primarily represent marketable debt securities, have been classified as “available-for-sale.” Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. We determine the appropriate classification of our investments in marketable securities at the time of purchase and evaluate such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income.  During the six months ended June 30, 2008, we recorded realized gains on marketable securities of $47,000.  There were no realized gains or losses on marketable securities during the three months ended June 30, 2008 and during the three and six months ended June 30, 2009.  The cost of securities sold is based on the specific identification method. Interest earned on marketable securities is included in interest income.

During the three months ended June 30, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position Statement No. 115-2 and Financial Accounting Standards Board Statement (“SFAS”) No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2 and SFAS No. 124-2”). The adoption of FSP SFAS No. 115-2 and SFAS No. 124-2 did not have a material effect on our financial statements.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments that are not stated at fair value, which include accounts receivable, unbilled collaboration revenue and other accrued expenses, approximate their fair values due to their short maturities. The carrying amount of our line of credit and capital lease obligations approximate their fair values due to their variable interest rates.

Stock-Based Compensation

SFAS 123R requires the recognition of the fair value of stock-based compensation in the statement of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under our stock option plans and employee stock purchase plan. We recognize stock-based compensation expense equal to the fair value of stock options on a straight-line basis over the requisite service period. Restricted stock awards are recorded as compensation cost, based on the market value on the date of the grant, on a straight-line basis over the requisite service period.  We issue new shares to satisfy stock option exercises, the issuance of restricted stock and stock issued under our employee stock purchase plan.

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

The value of our restricted stock awards is recognized as compensation cost in our consolidated statements of operations over each award’s explicit or implicit service periods. We estimate an award’s implicit service period based on our best estimate of the period over which an award’s vesting conditions will be achieved. We reevaluate these estimates on a quarterly basis and will recognize any remaining unrecognized compensation as of the date of an estimate revision over the revised remaining implicit service period. In June 2009, we revised the implicit service period for certain performance-based restricted stock awards due to a change in the expected vesting date. The impact of this change in estimate on our net loss and net loss per share was immaterial for the six months ended June 30, 2009.

During the three and six months ended June 30, 2009, we recognized total stock-based compensation expense under SFAS 123R of $2.8 million and $5.6 million, respectively.  As of June 30, 2009, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $12.2 million, including estimated forfeitures, which will be amortized over the weighted-average remaining requisite service periods of 2.4 years. As of June 30, 2009, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $4.5 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.5 years.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards. As a result, upon adoption, all references to accounting literature in our SEC filings will conform to the appropriate reference within the Codification. We are required to adopt Statement No. 168 for our third quarter ending September 30, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2009, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.  We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.            Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since our inception in May 2001. At June 30, 2009, our accumulated deficit was $291.7 million. We have not generated revenues from the sale of any products to date. We expect that our annual operating losses will increase over the next several years as we expand our drug commercialization, development and discovery efforts. To become profitable, we must successfully develop and obtain regulatory approval for our existing drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

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

Our patent litigation with Teva Pharmaceutical Industries Ltd., the manufacturer of Copaxone, may cause delays and additional expense in the commercialization of M356. If we are not successful in commercializing M356 or are significantly delayed in doing so, our business may be materially harmed.

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

The approvals of some of our products in current or future development, including M-Enoxaparin and M356, are based upon new technologies that may have not previously been accepted by the FDA or other regulatory authorities. The FDA’s review and acceptance of our technologies may take time and resources, or require independent third-party analysis. Alternatively, our technologies may not be accepted by the FDA and other regulatory authorities. For some of our products, the regulatory approval path and requirements may not be clear, which could add significant delay and expense. Delays or failure to obtain regulatory approval of any of the products that we develop would adversely affect our business.

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

If we or our collaborative partners and other third parties are unable to satisfy FDA quality standards, experience manufacturing difficulties or are unable to manufacture sufficient quantities of our product candidates, including M-Enoxaparin, M356 and M118, our development and commercialization efforts may be materially harmed.

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

As of June 30, 2009, we had cash, cash equivalents and marketable securities totaling $72.1 million. For the six months ended June 30, 2009, we had a net loss of $34.7 million and used cash in operating activities of $34.6 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our drug candidates, as well as funds necessary to manufacture and market any products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

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

•                  with regard to our generic product candidates,  the differential availability of clinical data and experience between a brand manufacturer that conducts clinical trials and a generic manufacturer;

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

As we advance our drug candidates through the development process, we will need to expand our development, regulatory, manufacturing, quality, distribution, sales and marketing capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other organizations. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. For example, several jurisdictions such as the District of Columbia and the Commonwealth of Massachusetts have imposed new licensing requirements for sales representatives and new reporting requirements that would require public reporting of consulting and research fees to health care professionals. Because the reporting requirements vary in each jurisdiction, compliance will be complex and expensive. The need to build new systems as part of our growth could place a strain on our administrative and operational infrastructure. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

If the United States Congress does not take action to create an abbreviated regulatory pathway for follow-on biologics, or if the FDA is not able to establish specific guidelines regarding the scientific analyses required for characterizing follow-on versions of biologics and complex protein drugs, then the uncertainty about the potential value of our glycoprotein program will be increased.

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

Although the FDA has previously stated its intention to draft guidance that is broadly applicable to follow-on protein products, the agency has not issued such guidance to date and may never do so. Protracted timelines and failure of the FDA to establish standards for approval of follow-on protein products or failure of the United States Congress to enact legislation establishing an abbreviated pathway for approval of follow-on biologics could reduce the value of, or render obsolete, our glycoprotein program. Moreover, even if the United States Congress enacts legislation establishing a pathway for approval of follow-on biologics, the nature of the pathway, the timing of the implementation, and the procedures enacted for utilizing the pathway could also reduce the value, or render non-competitive, our glycoprotein program.

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

The results from preclinical studies of a development candidate may not predict the results that will be obtained in human clinical trials. If we are required to conduct additional clinical trials or other testing of M118, M402 or our future product candidates, if we are unable to successfully complete our clinical trials or other tests, or if the results of these trials are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for our drug candidates or we may not be able to obtain marketing approval at all. Our product development costs will also increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products. If any of these events occur, our business will be materially harmed.

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

Our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 21.3% of our outstanding common stock as of June 30, 2009. As a result, these stockholders, if acting together, may have the ability to significantly influence matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

•                          other adverse FDA decisions relating to the M-Enoxaparin or M356 ANDA, including an FDA decision to require additional data, including requiring clinical trials as a condition to M-Enoxaparin or M356 ANDA approval;

•                          FDA approval of other companies’ ANDAs for generic versions of Lovenox or Copaxone;

•                          litigation involving our company or our general industry or both;

•                          a decision in favor of or against Teva in the current patent litigation matter, or a settlement related to that case;

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

Item 4.            Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on June 10, 2009.

There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 28,403,696 shares of common stock.  The results of the vote taken at the Annual Meeting with respect to the election of the nominees to serve as Class II directors were as follows:

Class II Director Nominees	Shares For	Shares Withheld
John K. Clarke	26,699,100	1,704,596

James Sulat	27,734,107	669,589

Craig A. Wheeler	27,760,586	643,110

Messrs. Clarke, Sulat and Wheeler were each elected to serve for a three-year term of office or until their successors are duly elected and qualified.

In addition, a vote of the stockholders was taken at the Annual Meeting with respect to the proposal to ratify the selection by our Audit Committee of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.  Of the 28,403,696 shares of common stock present at the Annual Meeting, 28,337,752 shares voted in favor of such proposal, 53,446 shares were voted against such proposal and 12,498 shares abstained from voting.

Item 5.            Other Information.

On August 4, 2009, we entered into an Amendment to that certain Asset Purchase Agreement (the “Purchase Agreement”), dated April 20, 2007, by and among us, the Parivid, LLC (“Parivid”), a data integration and analysis services provider to us, and S. Raguram.  Pursuant to the Purchase Agreement, we acquired certain of the assets and assumed certain of the liabilities of Parivid related to the acquired assets, for $2,500,000 in cash paid at closing and up to $11,000,000 in contingent milestone payments in a combination of cash and/or stock in the manner and on the terms and conditions set forth in the Purchase Agreement.

The contingent milestone payments are structured to include (i) potential payments of no more than $2,000,000 in cash if certain milestones are achieved within two years from the date of the Purchase Agreement (the “Initial Milestones”) and (ii) the issuance of up to $9,000,000 of our common stock to Parivid if certain other milestones are achieved within fifteen years of the date of the Purchase Agreement.  In addition, upon the completion and satisfaction of those milestones that trigger the issuance of shares of our Common Stock, we granted Parivid certain registration rights under the Securities Act of 1933, as amended, with respect to such shares.  We also entered into an employment agreement with S. Raguram pursuant to the terms of the Purchase Agreement.

Pursuant to the Amendment, we agreed to extend the time period for completion of the Initial Milestones to June 30, 2009, confirmed that certain of the Initial Milestones were achieved as of June 30, 2009 and further agreed to pay Parivid $500,000 cash and to issue 91,576 shares of our common stock upon the completion and satisfaction of the Initial Milestones.  Subject to certain conditions, we have agreed to make a cash payment to Parivid in the event that the net proceeds from the sale of the shares issued in satisfaction of the Initial Milestones are less than the value of such shares as of the date of the Amendment.  In addition, pursuant to the Purchase Agreement, as amended by the Amendment, we agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issued and sold to Parivid.

Item 6.            Exhibits.

10.1

Seventh Amendment to the Amended and Restated Exclusive Patent License Agreement, dated November 1, 2002, by and between the Massachusetts Institute of Technology and the Registrant dated June 1, 2009.

10.2	Amendment No.1 to the Asset Purchase Agreement between Parivid LLC, S. Raguram and the Registrant dated August 4, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: August 6, 2009
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2009

	By:	/s/ Richard P. Shea
Richard P. Shea, Chief Financial Officer Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)