Form 10-Q
period 2009-09-30
MOMENTA PHARMACEUTICALS INC
filed 2009-11-05
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of October 30, 2009.

Class	Number of Shares
Common Stock $0.0001 par value	44,626,375

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.            Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	As of September 30, 2009	As of December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$70,772	$55,070
Marketable securities	36,516	53,461
Accounts receivable	44	455
Unbilled collaboration revenue	3,405	2,372
Prepaid expenses and other current assets	1,728	1,217
Total current assets	112,465	112,575

Property and equipment, net of accumulated depreciation	12,359	14,725
Intangible assets, net	2,860	3,111
Restricted cash	1,778	1,778
Other assets	—	12
Total assets	$129,462	$132,201

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,812	$5,578
Accrued expenses	4,461	6,744
Deferred revenue	2,150	2,150
Line of credit obligations	—	17
Capital lease obligations	2,252	1,846
Lease financing liability	724	687
Deferred rent	70	70
Other current liabilities	—	2,000
Total current liabilities	13,469	19,092

Deferred revenue, net of current portion	6,455	8,063
Capital lease obligations, net of current portion	2,652	4,427
Lease financing liability, net of current portion	447	995
Other long term liabilities	67	119
Total liabilities	23,090	32,696
Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized at September 30, 2009 and December 31, 2008, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value; designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 44,626 and 39,691 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	4	4
Additional paid-in capital	412,697	356,124
Accumulated other comprehensive income	31	414
Accumulated deficit	(306,360)	(257,037)
Total stockholders’ equity	106,372	99,505
Total liabilities and stockholders’ equity	$129,462	$132,201

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Collaboration revenue	$4,008	$3,914	$14,603	$11,628
Operating expenses:
Research and development*	12,912	14,073	46,380	39,924
General and administrative*	5,633	6,284	17,743	18,391
Total operating expenses	18,545	20,357	64,123	58,315

Loss from operations	(14,537)	(16,443)	(49,520)	(46,687)

Other income (expense):
Interest income	131	675	748	3,041
Interest expense	(136)	(191)	(447)	(622)
Other expense	(104)	—	(104)	—

Net loss	$(14,646)	$(15,959)	$(49,323)	$(44,268)

Basic and diluted net loss per share	$(0.38)	$(0.45)	$(1.27)	$(1.24)

Shares used in computing basic and diluted net loss per share	39,014	35,849	38,855	35,787

*Includes the following stock-based compensation expense:

Research and development	$1,117	$1,064	$3,305	$2,742

General and administrative	$1,568	$1,552	$4,935	$4,428

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating activities:
Net loss	$(49,323)	$(44,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,370	2,876
Stock-based compensation expense	8,240	7,170
Loss on disposal of assets	109	—
Accretion of discount on investments	(445)	(1,715)
Realized gain on sale of marketable securities	—	(47)
Amortization of intangible assets	251	288
Changes in operating assets and liabilities:
Accounts receivable	411	399
Unbilled collaboration revenue	(1,033)	5,703
Prepaid expenses and other current assets	(511)	(488)
Other assets	12	12
Accounts payable	(1,766)	(5,298)
Accrued expenses	(2,283)	(1,075)
Deferred rent	(52)	(52)
Deferred revenue	(1,608)	(1,632)
Other current liabilities	(1,000)	—
Net cash used in operating activities	(45,628)	(38,127)

Cash Flows from Investing activities:
Purchases of property and equipment	(1,113)	(2,783)
Purchases of marketable securities	(47,978)	(90,259)
Proceeds from maturities of marketable securities	64,985	127,300
Sales of marketable securities	—	8,341
Net cash provided by investing activities	15,894	42,599

Cash Flows from Financing activities:
Proceeds from public offering of common stock, net of issuance costs	46,773	—
Proceeds from issuance of common stock under stock plans	560	1,163
Payments on financed leasehold improvements	(511)	(475)
Principal payments on capital lease obligations	(1,369)	(1,259)
Principal payments on line of credit	(17)	(595)
Net cash provided by (used in) financing activities	45,436	(1,166)
Net increase in cash and cash equivalents	15,702	3,306
Cash and cash equivalents, beginning of period	55,070	33,038
Cash and cash equivalents, end of period	$70,772	$36,344

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$447	$622

Supplemental Disclosure of Non-Cash Information:
Issuance of common stock for payment of milestone	$1,000	$—

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

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission, or SEC, on March 13, 2009.

 In June 2009, the Financial Accounting Standards Board, or FASB, issued the FASB Accounting Standards Codification, or Codification. Effective this quarter, the Codification became the single source for all authoritative generally accepted accounting principles, or GAAP, recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and did not impact the Company’s financial position or results of operations.

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

Cash, Cash Equivalents, and Marketable Securities

The Company invests its excess cash in bank deposits, money market accounts, corporate debt securities, commercial paper and U.S. government-sponsored enterprise obligations. The Company considers all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost, and primarily consist of money market funds maintained at major U.S. financial institutions. All marketable securities, which primarily represent marketable debt securities, have been classified as “available-for-sale.” Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. Management determines the appropriate classification of its investments in marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive income, which is reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income.  The cost of securities sold is based on the specific identification method. Interest earned on marketable securities is included in interest income.

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

Long-Lived Assets

The Company evaluates the recoverability of its property, equipment and intangible assets when circumstances indicate that an event of impairment may have occurred.  The Company recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measures an impairment loss as the difference between the carrying amount and fair value of the asset.  Impairment is measured based on the difference between the carrying value of the related assets or businesses and the undiscounted future cash flows of such assets or businesses.  No impairment charges were recognized during the nine months ended September 30, 2009 and 2008.

Revenue Recognition

The Company receives revenue from research and development collaboration agreements.  Under the terms of collaboration agreements entered into by the Company, the Company may receive non-refundable, up-front license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved and/or profit-sharing or royalties on product sales.  Agreements containing multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborative partner and whether there is objective and reliable evidence of fair value of the undelivered obligation(s). The consideration received is then allocated among the separate units based on either their respective fair values or the residual method, and the applicable revenue recognition criteria are applied to each of the separate units.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs include wages, benefits, facility and other research-related overhead expenses, as well as license fees and contracted research and development activities. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized.  The capitalized amounts are expensed as the related goods are delivered or the services are performed.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation in its statement of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company’s stock option plans and employee stock purchase plan. The Company recognizes stock-based compensation expense equal to the fair value of stock options on a straight-line basis over the requisite service period. Restricted stock awards are recorded as compensation cost, based on the market value on the date of the grant, on a straight-line basis over the requisite service period.  The Company issues new shares to satisfy stock option exercises, the issuance of restricted stock and stock issued under the Company’s employee stock purchase plan.

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model. The Company considers, among other factors, the implied volatilities of its own currently traded options to provide an estimate of volatility based upon current trading activity. The Company concluded that a blended volatility rate based upon the most recent four-and-one-half year period of its own historical performance, as well as the implied volatilities of its own currently traded options, appropriately reflects the expected volatility of its stock going forward. The Company uses a blend of its own historical data and peer data to estimate option exercise and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option.

For purposes of identifying peer entities, the Company considers characteristics such as industry, stage of life cycle and financial leverage. The Company updates these assumptions as needed to reflect recent historical data. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company applies an estimated forfeiture rate to current period expense to recognize stock-based compensation expense only for those awards expected to vest. The Company estimates forfeitures based upon historical data, adjusted for known trends, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ from such estimates. Subsequent changes in estimated forfeitures will be recognized through a cumulative adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods.

Unvested stock options held by consultants are revalued using the Company’s estimate of fair value at each balance sheet date.

Income Taxes

The Company determines its deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities.  The deferred tax assets and liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be recovered.

During the nine months ended September 30, 2009, the Company had no material unrecognized tax benefits and no adjustments to its deferred tax assets.  The Company’s practice has been and continues to be to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the nine months ended September 30, 2009.

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

Comprehensive Loss

Accumulated other comprehensive income as of September 30, 2009 and 2008 consists entirely of unrealized gains and losses on available-for-sale securities.  Comprehensive loss for the three months ended September 30, 2009 and 2008 was $14.7 million and $15.9 million, respectively.  Comprehensive loss for the nine months ended September 30, 2009 and 2008 was $49.7 million and $44.5 million, respectively.

Net Loss per Share

The Company computes basic net loss per common share by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common stock equivalent shares consist of the incremental common shares issuable upon the exercise of stock options. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is antidilutive. Accordingly, basic and diluted net loss per common share is the same.

Segment Reporting

Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products. All of the Company’s revenues through September 30, 2009 have come from one collaborative partner.

3.              Cash, Cash Equivalents, and Marketable Securities and Fair Value Measurements

The following is a summary of cash, cash equivalents, and marketable securities as of September 30, 2009 and December 31, 2008 (in thousands):

As of September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$69,771	$—	$—	$69,771
U.S. Treasury obligations due in one year or less	1,508	—	—	1,508
U.S. Government-sponsored enterprise obligations due in one year or less	35,979	32	(2)	36,009

Total	$107,258	$32	$(2)	$107,288

Reported as:
Cash and cash equivalents	$70,772	$—	$—	$70,772
Marketable securities	36,486	32	(2)	36,516

Total	$107,258	$32	$(2)	$107,288

As of December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$55,070	$—	$—	$55,070
Commercial paper obligations due in one year or less	23,349	148	—	23,497
U.S. Government-sponsored enterprise obligations due in one year or less	29,698	266	—	29,964

Total	$108,117	$414	$—	$108,531

Reported as:
Cash and cash equivalents	$55,070	$—	$—	$55,070
Marketable securities	53,047	414	—	53,461

Total	$108,117	$414	$—	$108,531

At September 30, 2009, three marketable securities were in an unrealized loss position for less than one year.  At December 31, 2008, no marketable securities were in an unrealized loss position.  The unrealized losses were caused by fluctuations in interest rates. At September 30, 2009, there were no marketable securities in an unrealized loss position for greater than one year. The following table summarizes the aggregate fair value of these securities at September 30, 2009. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis.  The Company reviewed its investments with unrealized losses and concluded that no other-than-temporary impairment existed at September 30, 2009 as it has the ability and intent to hold these investments to maturity and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis.

	As of September 30, 2009
(in thousands)	Aggregate Fair Value	Unrealized Losses
U.S. Government-sponsored enterprise obligations due in one year or less	$4,054	$(2)

During the nine months ended September 30, 2008, the Company recorded realized gains on marketable securities of $47,000.  There were no realized gains or losses on marketable securities during the three months ended September 30, 2008 and during the three and nine months ended September 30, 2009.

The Company follows a three-level valuation hierarchy for disclosure of fair value measurements. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels are defined as follows:

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

Assets measured at fair value on a recurring basis at September 30, 2009 are as follows (in thousands):

Description	Balance as of September 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds	$67,105	$67,105	$—	$—
U.S. Treasury obligations	1,508	1,508	—	—
U.S. Government- sponsored enterprise obligations	36,009	—	36,009	—

Total	$104,622	$68,613	$36,009	$—

4.              Intangible Assets

As of September 30, 2009 and December 31, 2008, intangible assets, net of accumulated amortization, are as follows (in thousands):

		As of September 30, 2009		As of December 31, 2008
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core technology	12 years	$3,593	$(733)	$3,593	$(508)
Non-compete agreement	2 years	170	(170)	170	(144)

Total intangible assets		$3,763	$(903)	$3,763	$(652)

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets.  Amortization expense was $75,000 and $0.1 million for the three months ended September 30, 2009 and 2008, respectively.  Amortization expense was $0.3 million for each of the nine months ended September 30, 2009 and 2008.

The Company expects to incur amortization expense of approximately $0.3 million per year for each of the next five years.

5.              Collaboration Agreements

2003 Sandoz Collaboration

In November 2003, the Company entered into a collaboration and license agreement (the “2003 Sandoz Collaboration”) with Sandoz N.V. and Sandoz Inc. to jointly develop and commercialize M-Enoxaparin, a generic version of Lovenox®, a low molecular weight heparin.  Sandoz N.V. later assigned its rights and obligations under the 2003 Sandoz Collaboration to Sandoz AG.  Sandoz AG and Sandoz Inc. are collectively referred to as “Sandoz.”  Under the 2003 Sandoz Collaboration, the Company granted Sandoz the exclusive right to manufacture, distribute and sell M-Enoxaparin in the United States.  The Company agreed to provide development and related services on a commercially reasonable best-efforts basis, which includes developing a manufacturing process to make M-Enoxaparin, scaling up the process, contributing to the preparation of an Abbreviated New Drug Application, or ANDA, in Sandoz’s name to be filed with the Food and Drug Administration, or FDA, further scaling up the manufacturing process to commercial scale, and related development of intellectual property.  The Company has the right to participate in a joint steering committee, which is responsible for overseeing development, legal and commercial activities and approves the annual collaboration plan. Sandoz is responsible for commercialization activities and will exclusively distribute and market the product.

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

The Company recognizes revenue from FTE services and revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenues from external development costs are recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services, except with respect to any amounts due Sandoz for manufacturing raw material purchases, which are recorded on a net basis as an offset to the related development expense.  There were no such manufacturing raw material purchases in the nine months ended September 30, 2009 and 2008.

2006 Sandoz Collaboration

In 2006 and 2007, the Company entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement, each with Novartis Pharma AG, and a definitive collaboration and license agreement with Sandoz AG, an affiliate of Novartis Pharma AG (the “Definitive Agreement”).  Together, this series of agreements is referred to as the “2006 Sandoz Collaboration.”

Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of the Company’s common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million.  The Company recognizes revenue from the $13.6 million paid premium on a straight-line basis over the estimated development period of approximately six years beginning in June 2007.  The Company recognized revenue relating to this paid premium of approximately $0.5 million and $1.6 million for the three and nine months ended September 30, 2009, respectively.  Under the 2006 Sandoz Collaboration, the Company and Sandoz AG expanded the M-Enoxaparin geographic markets covered by the 2003 Sandoz Collaboration to include the European Union and further agreed to exclusively collaborate on the development and commercialization of three other follow-on and complex generic products for sale in specified regions of the world, including M356. In December 2008, the Company and Sandoz AG terminated the collaborative program with regard to one of the follow-on products, M249, primarily due to the commercial prospects for M249. Each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions.  The Company has agreed to provide development and related services on a commercially reasonable best-efforts basis, which includes developing a manufacturing process to make the products, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale, and related development of intellectual property.  The Company has the right to participate in a joint steering committee, which is responsible for overseeing development, legal and commercial activities and approves the annual collaboration plan. Sandoz AG is responsible for commercialization activities and will exclusively distribute and market the products.

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

Costs, including development costs and the cost of clinical studies, will be borne by the parties in varying proportions, depending on the type of expense and the related product.  All commercialization responsibilities and costs will be borne by Sandoz AG.  Under the 2006 Sandoz Collaboration, the Company is paid at cost for any external costs incurred in the development of products where development activities are funded solely by Sandoz AG or partly in proportion where development costs are shared between the Company and Sandoz AG.  The Company also is paid for FTEs performing development services where development activities are funded solely by Sandoz AG, or partly by proportion where development costs are shared between the Company and Sandoz AG.  The parties will share profits in varying proportions, depending on the product. The Company is eligible to receive up to $178.0 million in milestone payments if all milestones are achieved for the three product candidates remaining under collaboration.  None of these payments, once received, are refundable and there are no general rights of return in the arrangement.

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

6.              Share-Based Payments

2004 Stock Incentive Plan

The Company’s 2004 Stock Incentive Plan, as amended, allows for the granting of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights and other stock-based awards to employees, officers, directors, consultants and advisors. At December 31, 2008, the Company was authorized to issue up to 7,574,329 shares of common stock with annual increases (to be added on the first day of the Company’s fiscal years during the period beginning in fiscal year 2005 and ending on the second day of fiscal year 2013) equal to the lowest of (i) 1,974,393 shares, (ii) 5% of the then outstanding number of common shares or (iii) such other amount as the Board of Directors may authorize. Effective January 1, 2009, the Company’s Board of Directors increased the number of authorized shares by 1,846,116 shares.  At September 30, 2009, the Company had 3,899,428 shares available for grant under the 2004 Stock Incentive Plan and 338,942 shares available for grant under the 2004 Employee Stock Purchase Plan.

Stock-Based Compensation

Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the three months ended September 30, 2009 and 2008 was $2.7 million and $2.6 million, respectively.  Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the nine months ended September 30, 2009 and 2008 was $8.2 million and $7.2 million, respectively.

Stock-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan was $2.0 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively.  Stock-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan for the nine months ended September 30, 2009 and 2008 was $6.1 million and $5.0 million, respectively.  During the nine months ended September 30, 2009, 675,315 stock options were granted, of which 487,615 were in connection with annual merit awards; the remainder were granted in conjunction with the hiring of new employees.  The weighted average grant date fair value of options granted to employees was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below.  The weighted average grant date fair value of option awards granted during the three months ended September 30, 2009 and 2008 was $8.16 and $10.99 per option, respectively.  The weighted average grant date fair value of option awards granted during the nine months ended September 30, 2009 and 2008 was $8.05 and $6.95 per option, respectively.

The following table summarizes the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008
Expected volatility	98%	83%	98%	83%
Expected dividends	—	—	—	—
Expected life (years)	7	6	0.5	0.5
Risk-free interest rate	3.2%	3.4%	0.3%	2.0%

	Stock Options		Employee Stock Purchase Plan
	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
Expected volatility	98%	83%	95%	80%
Expected dividends	—	—	—	—
Expected life (years)	6	6	0.5	0.5
Risk-free interest rate	2.6%	3.3%	0.6%	3.0%

At September 30, 2009, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $10.3 million, including estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.2 years.

During the nine months ended September 30, 2009, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 29,472 shares of common stock.  Additionally, the Company issued 44,737 shares of common stock to employees under the Company’s employee stock purchase plan during the nine months ended September 30, 2009.

Restricted Stock Awards

The Company has also made awards of restricted common stock to certain employees, officers and directors. During the nine months ended September 30, 2009, the Company awarded 169,350 shares of restricted common stock to certain employees and officers in connection with annual merit awards. Awards generally fully vest four years from the grant date, although certain awards granted in prior periods have performance conditions, such as the commercial launch of M-Enoxaparin in the U.S.

A summary of the status of nonvested shares of restricted stock as of September 30, 2009, and the changes during the nine months then ended, is presented below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	985	$16.89
Granted	169	10.43
Vested	(111)	8.71
Forfeited	—	—

Nonvested at September 30, 2009	1,043	$16.72

Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of September 30, 2009 are summarized below:

Vesting Schedule	Nonvested Shares (in thousands)
Time-based	644
Performance-based	399

Nonvested at September 30, 2009	1,043

The Company recorded stock-based compensation expense related to outstanding restricted stock awards of $0.7 million for each of the three months ended September 30, 2009 and 2008.  The Company recorded stock-based compensation expense of $2.1 million and $2.2 million related to outstanding restricted stock awards during the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $3.8 million, which is expected to be recognized over the weighted average remaining requisite service period of 1.2 years.

7.              Legal Contingencies

In July 2008, the FDA accepted for review the ANDA containing a paragraph IV certification for generic Copaxone® submitted by Sandoz. Subsequently, in August 2008, Teva Pharmaceutical Industries Ltd. and related entities sued Sandoz, Novartis AG and the Company for patent infringement. While it is not possible to determine with any degree of certainty the ultimate outcome of the legal proceeding, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. In addition, under the terms of the 2006 Sandoz Collaboration, Sandoz agreed to indemnify the Company for various claims, including patent infringement claims based on the Company’s activities related to partnered programs. The Company has not recorded any accrual for such matter as it is not probable that a loss has been incurred nor is a loss estimable.

8.              Parivid Milestone Payment

On August 4, 2009, the Company entered into an Amendment to the Asset Purchase Agreement (the “Purchase Agreement”), dated April 20, 2007, between the Company and Parivid, LLC (“Parivid”), a data integration and analysis services provider, and S. Raguram.  Pursuant to the Purchase Agreement, the Company acquired certain of the assets and assumed certain of the liabilities of Parivid related to the acquired assets, for $2.5 million in cash paid at closing and up to $11.0 million in contingent milestone payments in a combination of cash and/or stock in the manner and on the terms and conditions set forth in the Purchase Agreement.

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

Pursuant to the Amendment, the Company agreed to extend the time period for completion of the Initial Milestones to June 30, 2009, specified those Initial Milestones that had been achieved as of June 30, 2009 and, as consideration for the completion and satisfaction of the Initial Milestones that were achieved, agreed to pay Parivid $0.5 million in cash and to issue 91,576 shares of the Company’s common stock, at a value of $10.92 per share.  In addition, in September 2009, the Company made a cash payment of $0.1 million to Parivid, recorded as other expense, representing the difference between the net proceeds from the sale of the shares issued in satisfaction of the Initial Milestones and the value of such shares as of the date of the Amendment.

9.              Recently Issued Accounting Standards

In October 2009, the FASB issued ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (Topic 605), or ASU 2009-13. ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification, or ASC, Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21). The consensus in ASU 2009-13, provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not believe this standard will have a material impact on the Company’s financial position or results of operations.

10.              Subsequent Events

The Company has evaluated events occurring after the date of the accompanying condensed consolidated balance sheet through November 5, 2009, the date of the filing of this Quarterly Report on Form 10-Q. The Company did not identify any subsequent events requiring adjustment to the accompanying condensed consolidated financial statements (recognizable subsequent events) or disclosure (unrecognized subsequent events).

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

Our novel drug research and development efforts leverage our analytical technology platform and structure-process knowledge to develop novel complex mixture drugs by studying the structure-activity of complex mixtures. With our capabilities to thoroughly characterize complex mixtures, we are targeting our efforts to understand the relationship between structure and the biological and therapeutic activity of various complex mixture drug candidates. Our goal is to capitalize on the structural diversity and multi-targeting potential of these complex mixtures to engineer novel drug candidates that we believe will meet key unmet medical needs in various diseases. While we believe that our capabilities to engineer improved and novel complex mixture drug candidates can be applied across several product categories with significant therapeutic potential, such as polysaccharides, polypeptides and glycoproteins, our initial focus has been in the area of complex polysaccharide mixtures.

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

Since our inception in May 2001, we have incurred annual net losses.  As of September 30, 2009, we had an accumulated deficit of $306.4 million.  We expect to incur substantial and increasing losses for the next several years as we develop our product candidates, expand our research and development activities and prepare for the commercial launch of our product candidates. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

In November 2003, we entered into a collaboration and license agreement, or the 2003 Sandoz Collaboration, with Sandoz N.V. and Sandoz Inc. to jointly develop and commercialize M-Enoxaparin. Sandoz N.V. later assigned its rights in the 2003 Sandoz Collaboration to Sandoz AG.  We refer to Sandoz AG and Sandoz Inc. together as Sandoz.

In 2006 and 2007, we entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement, each with Novartis Pharma AG, and a collaboration and license agreement, or the Definitive Agreement, with Sandoz AG, an affiliate of Novartis Pharma AG. Together, this series of agreements is referred to as the 2006 Sandoz Collaboration. Under the Definitive Agreement, we and Sandoz AG jointly develop, manufacture and commercialize M356.

Since our inception, we have had no revenues from product sales. Our revenues have all been derived from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and primarily consist of amounts earned by us for reimbursement by Sandoz of research and development services and development costs for certain programs. In June 2004, we completed an initial public offering of 6,152,500 shares of common stock, the net proceeds of which were $35.3 million after deducting underwriters’ discounts and expenses. In July 2005, we raised $122.3 million in a follow-on public offering, net of expenses, from the sale and issuance of 4,827,300 shares of our common stock. In September 2006, in connection with the 2006 Sandoz Collaboration, we sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of our common stock on the NASDAQ Global Market was $13.05 on the date of purchase) for an aggregate purchase price of $75.0 million, resulting in an equity premium of $13.6 million. In December 2008, we raised $24.1 million in a public offering, net of expenses, from the sale and issuance of 2,800,000 shares of our common stock.  In September 2009, we raised $46.8 million in a public offering, net of expenses, from the sale and issuance of 4,600,000 shares of our common stock.  To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates.

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales and are uncertain whether or not we will generate any revenue from the sale of products over the next several years. We have recognized, in the aggregate, $89 million of revenue from our inception through September 30, 2009. This revenue was derived entirely from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration. We will seek to generate revenue from a combination of research and development payments, profit sharing payments, milestone payments and royalties in connection with our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and similar future collaborative or strategic relationships. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development and other payments received under our collaborative or strategic relationships, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

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

The FDA is currently reviewing both of Sandoz’s M-Enoxaparin ANDAs, including our manufacturing data and technology and characterization methodology. In November 2007, Sandoz received a letter from the FDA stating that the syringe ANDA for M-Enoxaparin was not approvable in its current form because the ANDA did not adequately address the potential for immunogenicity of the drug product. Starting in early 2008, we and Sandoz conferred with the FDA concerning the design of studies to address the FDA’s concerns in this area. These interactions led to the FDA’s general concurrence with our proposed approach and to the submission of an immunogenicity amendment to the M-Enoxaparin ANDA in September, 2008. The review of Sandoz’s ANDA is ongoing. We and Sandoz are in regular communication with the FDA to address any additional questions or requests that it may have as it continues the review of Sandoz’s application. The FDA has not requested human clinical trials at this time. However, there can be no assurances that the FDA will not require additional studies, including clinical studies, in the future and we cannot predict with a high degree of certainty the timing of any potential approval of the M-Enoxaparin ANDA by the FDA. We and Sandoz are also in active dialogue with the FDA regarding the sourcing and processing of our heparin supply. The FDA has inspected the Chinese facilities that supply heparin to Sandoz for the manufacture of M-Enoxaparin and inspection activities are on-going. Sandoz has not yet received the FDA’s final inspection reports. We and Sandoz are working together to prepare for the commercialization of M-Enoxaparin, if and when approved, by advancing manufacturing, supply chain, and sales and marketing objectives.

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

In December 2007, our collaborative partner, Sandoz, submitted to the FDA an ANDA in its name containing a Paragraph IV certification seeking approval to market M356 in the United States. In July 2008, the FDA notified Sandoz that it had accepted the ANDA for review as of December 27, 2007. In addition, the FDA’s published database indicates that the first substantially complete ANDA submitted for glatiramer acetate injection containing a Paragraph IV certification was filed on December 27, 2007, making Sandoz’s ANDA eligible for the grant of a 180-day generic exclusivity period upon approval. The review of Sandoz’s ANDA is ongoing. We and Sandoz are in regular communication with the FDA to address any additional questions or requests that it may have as it continues the review of Sandoz’s application.

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

In October 2007, we began a Phase 2a clinical trial to evaluate the feasibility of utilizing M118 intravenous injection as an anticoagulant in patients with stable coronary artery disease undergoing percutaneous coronary intervention. Enrollment in this trial, known as EMINENCE (Evaluation of M118 in Percutaneous Coronary Intervention), concluded in April 2009.   EMINENCE was designed to evaluate the safety and feasibility of utilizing M118 as an anticoagulant in the target population of patients with stable coronary artery disease (CAD) undergoing a percutaneous coronary intervention (PCI). Approximately 500 patients with stable coronary artery disease undergoing elective PCI were randomly assigned to receive treatment with one of three doses of intravenous M118 or a standard dose of unfractionated heparin (UFH). The primary endpoint of the study was the combined incidence of clinical events defined as the composite of death, myocardial infarction, repeat revascularization, and stroke (over thirty days); incidence of bleeding and thrombocytopenia (over the first 24 hours); and bailout use of glycoprotein IIb/IIIa inhibitors and catheter thrombus (during the procedure). The trial ended in June 2009 and the primary analysis in the study provided evidence of non-inferiority of the combined M118 group (combining all three doses) as compared to the UFH group within the parameters of the prospectively defined analysis. The observed incidence of the primary endpoint was lower in all M118 treatment groups than in the UFH group; however it should be noted that the study was not designed or powered to detect statistically significant differences between treatments. The incidence of serious and non-serious adverse events was comparable in all treatment groups.

In March 2007, we filed an IND for our M118 subcutaneous injection product, and in May 2007 began Phase 1 clinical trials to evaluate its human safety, tolerability and pharmacokinetic profile.

We believe that the results of clinical trials conducted to date support continuing the evaluation of M118 in patients diagnosed with ACS who are medically managed with or without an intervention.  We are seeking a collaborative partner to finance and support this further clinical development of M118.

M402

M402 is a complex drug consisting of a mixture of sugar-based molecules, and is currently in preclinical development.  M402 is a heparan sulfate glycosaminoglycan, or HSGAG, mimetic engineered from LMWH to have potent anti-metastatic properties and low anticoagulant activity. HSGAGs are complex sugar-based molecules present in the tumor microenvironment that present growth factors, cytokines, and chemokines necessary for tumor cell growth, migration, and survival; M402 is designed to exploit the biology of HSGAGs. Data from preclinical studies have shown that M402 has the potential to modulate angiogenesis and tumor metastasis through a variety of HSGAG-binding proteins.

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

Our internal glycoprotein program and our collaboration with Sandoz on M178 are focused on extending our technology for the analysis of complex sugars to glycoproteins, and on facilitating the development of generic or biosimilar versions of major marketed glycoprotein drugs.

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

Results of Operations

Three Months Ended September 30, 2009 and 2008

Revenue

Revenues for the three months ended September 30, 2009 were $4.0 million compared to $3.9 million for the three months ended September 30, 2008. Revenues for the three months ended September 30, 2009 and 2008 consisted of (i) amounts earned by us under our 2003 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs and amortization of the initial payment received and (ii) amounts earned by us under our 2006 Sandoz Collaboration for reimbursement of research and development services, reimbursement of development costs and amortization of the equity premium.  The increase of $0.1 million from the 2008 period to the 2009 period resulted from: $0.4 million increase in reimbursable manufacturing expenses for our M356 program and $0.2 million increase in reimbursable expenses associated with our M-Enoxaparin program, primarily for development services related to the ANDA review process.  These increases were offset by a $0.5 million decrease in reimbursable expenses associated with our M178 program, as planned development activities on the M178 program have been completed.

Research and Development

Research and development expense for the three months ended September 30, 2009 was $12.9 million compared to $14.1 million for the three months ended September 30, 2008. The decrease of $1.2 million, or 8%, from the 2008 period to the 2009 period primarily resulted from: decreases of $1.0 million in clinical development costs associated with the Phase 2a clinical trial for our M118 program due to the completion of the clinical trial in June 2009; $0.4 million in laboratory supplies; $0.2 million in manufacturing, process development and third-party research costs primarily in support of our M118 program including the return of excess raw material to a supplier; $0.1 million in research consultants and $0.1 million in personnel and related costs. These decreases were offset by increases of $0.5 million in depreciation and facility-related expense and $0.1 million in stock-based compensation expense.

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

The following table summarizes the primary components of our research and development expenditures for our principal research and development programs for the three months ended September 30, 2009 and 2008, and shows the total external costs incurred by us for each of our major research and development projects. The table excludes costs incurred by our collaboration partner on such major research and development projects. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing its research and development activities.

	Research and Development Expense (in thousands)
Development programs (Status)	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	Project Inception to September 30, 2009

M-Enoxaparin (ANDA Filed)	$1,113	$1,011	$42,814
M356 (ANDA Filed)	1,763	860	24,420
M118 (Phase 2a Completed)	87	2,578	34,702
Other development programs	463	278	2,588
Discovery programs	100	13	2,494
Research and development internal costs	9,386	9,333

Total research and development expense	$12,912	$14,073

The increase of $0.1 million in external expenditures related to our M-Enoxaparin program from the 2008 period to the 2009 period was due to third-party research costs associated with the ANDA review process. The increase of $0.9 million in external expenditures related to our M356 program from the 2008 period to the 2009 period was primarily related to increases in process development activities, manufacturing costs and third-party research. The decrease of $2.5 million in external expenditures on our M118 program from the 2008 period to the 2009 period was due to the completion our Phase 2a clinical trial in June 2009.

The research and development internal costs, which consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation, increased $0.1 million from the 2008 period to the 2009 period due to additional research and development headcount and related costs in support of our development programs.

General and Administrative

General and administrative expense for the three months ended September 30, 2009 was $5.6 million compared to $6.3 million for the three months ended September 30, 2008. The decrease of $0.7 million, or 10%, from the 2008 period to the 2009 period resulted from a decrease of $0.6 million in professional fees reflecting a reduction in legal and consulting activities and a decrease of $0.2 million in personnel and related costs offset by an increase of $0.1 million in depreciation and facility-related expense.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our research and development activities.

Interest Income and Expense

Interest income was $0.1 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively. The decrease of $0.6 million from the 2008 period to the 2009 period was primarily due to lower interest rates and lower average investment balances.

Interest expense was $0.1 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively. We did not draw any additional amounts from our equipment line of credit during 2008 or the three months ended September 30, 2009.

Other expense of $0.1 million is the result of a cash payment, as discussed below in the Parivid Milestone Payment paragraph, representing the difference between the net proceeds from the sale of the shares issued in satisfaction of the Initial Milestones and the value of such shares as of the date of the Amendment.

Nine Months Ended September 30, 2009 and 2008

Revenue

Revenues for the nine months ended September 30, 2009 and 2008 were $14.6 million and $11.6 million, respectively. Revenues for the nine months ended September 30, 2009 and 2008 consisted of (i) amounts earned by us under our 2003 Sandoz Collaboration for reimbursement of research and development services, reimbursement of development costs and amortization of the initial payment received and (ii) amounts earned by us under our 2006 Sandoz Collaboration for reimbursement of research and development services, reimbursement of development costs and amortization of the equity premium.  Revenues for the nine month period ended September 30, 2009 compared to the nine months ended September 30, 2008 increased by $3.0 million due to an increase of $4.4 million in reimbursable manufacturing expenses for our M356 program offset by $0.1 million decrease in reimbursable expenses associated with our M-Enoxaparin program, primarily for manufacturing and non-clinical study costs, and a $1.3 million decrease in reimbursable expenses associated with our M178 program, as planned development activities on the M178 program have been completed.

Research and Development

Research and development expense for the nine months ended September 30, 2009 was $46.4 million compared to $39.9 million for the nine months ended September 30, 2008. The increase of $6.5 million, or 16%, from the 2008 period to the 2009 period resulted from: increases of $4.8 million in manufacturing, process development and third-party research costs primarily in support of our M356 program; $1.1 million in facility costs and laboratory equipment depreciation; $0.6 million in stock-based compensation expense; $0.4 million in research consultants and $0.2 million in personnel and related costs associated with the growth in our research and development. These increases were offset by a $0.5 million credit to research and development expense as a result of a revision to an accrued milestone liability and a decrease of $0.1 million in laboratory supplies.

The following table summarizes the primary components of our research and development expenditures for our principal research and development programs for the nine months ended September 30, 2009 and 2008, and shows the total external costs incurred by us for each of our major research and development projects. The table excludes costs incurred by our collaboration partner on such major research and development projects. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing its research and development activities.

	Research and Development Expense (in thousands)
Development programs (Status)	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	Project Inception to September 30, 2009

M-Enoxaparin (ANDA Filed)	$2,951	$3,113	$42,814
M356 (ANDA Filed)	8,415	2,120	24,420
M118 (Phase 2a Completed)	5,074	6,330	34,702
Other development programs	1,064	615	2,588
Discovery programs	261	303	2,494
Research and development internal costs	28,615	27,443

Total research and development expense	$46,380	$39,924

The decrease of $0.2 million in external expenditures related to our M-Enoxaparin program from the 2008 period to the 2009 period was primarily due to decreased manufacturing activity and a shift to commercial activity being contracted directly with Sandoz. The increase of $6.3 million in external expenditures related to our M356 program from the 2008 period to the 2009 period was primarily related to increased process development activities, manufacturing costs and third-party research. The decrease of $1.3 million in external expenditures on our M118 program from the 2008 period to the 2009 period was due to the completion our Phase 2a clinical trial in June 2009.

The research and development internal costs, which consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation, increased $1.2 million from the 2008 period to the 2009 period due to additional research and development headcount and related costs in support of our development programs.

General and Administrative

General and administrative expense for the nine months ended September 30, 2009 was $17.7 million, compared to $18.4 million for the nine months ended September 30, 2008.  The decrease of $0.7 million, or 4%, from the 2008 period to the 2009 period resulted from decreases of $1.4 million in professional fees reflecting a reduction in legal and consulting activities and $0.1 million in personnel and related costs offset by increases of $0.5 million in stock-based compensation expense and $0.4 million in depreciation and facility-related expense.

Interest Income and Expense

Interest income was $0.7 million and $3.0 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease of $2.3 million from the 2008 period to the 2009 period was primarily due to lower interest rates and lower average investment balances.

Interest expense was $0.4 million and $0.6 million for the nine months ended September 30, 2009 and 2008, respectively.  We did not draw any additional amounts from our equipment line of credit during 2008 or the nine months ended September 30, 2009.

Other expense of $0.1 million is the result of a cash payment, as discussed below in the Parivid Milestone Payment paragraph, representing the difference between the net proceeds from the sale of the shares issued in satisfaction of the Initial Milestones and the value of such shares as of the date of the Amendment.

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

At September 30, 2009, we had $107.3 million in cash, cash equivalents and marketable securities.  In addition, we also hold $1.8 million in restricted cash, which serves as collateral for a letter of credit related to our facility lease. Our funds at September 30, 2009 were invested in senior debt of U.S. government-sponsored enterprises, U.S. money market funds and U.S. Treasury obligations, directly or through managed funds, with remaining maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities are subject to significant risk at September 30, 2009.

During the nine months ended September 30, 2009 and 2008, our operating activities used $45.6 million and $38.1 million, respectively.  The use of cash for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.  Non-cash items include stock based compensation of $8.2 million, depreciation and amortization of $3.4 million and accretion of discount on investments of $0.4 million. For the nine months ended September 30, 2009, our net loss adjusted for non-cash items was $37.8 million.  In addition, the net change in our operating assets and liabilities used $7.8 million and resulted from: a decrease in accounts receivable of $0.4 million, due to the timing of cash receipts from Sandoz; an increase in unbilled collaboration revenue of $1.0 million, due to the timing of reimbursable manufacturing, process development and third-party research costs for our M- Enoxaparin program; an increase in prepaid expenses and other current assets of $0.5 million, primarily due to a vendor credit for manufacturing raw materials; a decrease in accounts payable of $1.8 million, primarily due to the timing of manufacturing costs for M356 manufacturing batches; a decrease in deferred revenue of $1.6 million, due to the amortization of the $13.6 million equity premium paid by Novartis AG in connection with the 2006 Sandoz Collaboration; a decrease in accrued expenses of $2.3 million, due primarily to a decrease in accrued compensation and a decrease in clinical accruals associated with the completion in June 2009 of our Phase 2a clinical trial for our M118 program; and a decrease in other current liabilities of $2.0 million.  Of the $2.0 million decrease in other current liabilities, $0.5 million relates to a revision to an accrued milestone liability, $0.5 million was paid in cash and $1.0 million of common stock was issued as consideration for the completion and satisfaction of Milestones achieved under our asset purchase agreement with Parivid LLC.

For the nine months ended September 30, 2008, our net loss adjusted for non-cash items was $35.7 million.  In addition, the net change in our operating assets and liabilities used $2.4 million and resulted from: a decrease in accounts receivable of $0.4 million, due to the timing of cash receipts from Sandoz; a decrease in unbilled collaboration revenue of $5.7 million, resulting from decreased manufacturing and research costs for our M- Enoxaparin program; a decrease in accounts payable of $5.3 million, due to the payment of manufacturing and research costs for our M-Enoxaparin program; a decrease in deferred revenue of $1.6 million, due to the amortization of the $13.6 million equity premium paid by Novartis in connection with the 2006 Sandoz Collaboration; a decrease in accrued expenses of $1.1 million, due to decreased manufacturing and research costs for our M-Enoxaparin program; and an increase in prepaid expenses and other current assets of $0.5 million, due to payments made to vendors in advance of M118 clinical trial activities.

Net cash provided by investing activities for the nine months ended September 30, 2009 was $15.9 million. In the first nine months of 2009, we used $48.0 million of cash to purchase marketable securities and we received $65.0 million from the maturities of marketable securities.  Net cash provided by investing activities for the nine months ended September 30, 2008 was $42.6 million. In the first nine months of 2008, we used $90.2 million of cash to purchase marketable securities, and we received $135.6 million from sales and maturities of marketable securities. In the first nine months of 2009 and 2008, we used $1.1 million and $2.8 million, respectively, to purchase laboratory equipment and leasehold improvements.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $45.4 million.  We received net proceeds of $46.8 million from our public offering of common stock in September 2009 and $0.5 million from stock option exercises and purchases of common shares through our employee stock purchase plan.  These activities were offset by principal payments of $1.4 million on our line of credit and lease agreement obligations and $0.5 million on financed leasehold improvements related to our corporate facility.  Net cash used in financing activities for the nine months ended September 30, 2008 was $1.2 million. We received proceeds of $1.2 million from stock option exercises and purchases of shares of common stock through our employee stock purchase plan. These proceeds were offset by principal payments of $1.9 million on our line of credit and lease agreement obligations and $0.5 million on financed leasehold improvements related to our corporate facility.

Parivid Milestone Payment

On August 4, 2009, we entered into an Amendment to the Asset Purchase Agreement (the “Purchase Agreement”), dated April 20, 2007, between the Company and Parivid, LLC (“Parivid”), a data integration and analysis services provider, and S. Raguram.  Pursuant to the Purchase Agreement, we acquired certain of the assets and assumed certain of the liabilities of Parivid related to the acquired assets, for $2.5 million in cash paid at closing and up to $11.0 million in contingent milestone payments in a combination of cash and/or stock in the manner and on the terms and conditions set forth in the Purchase Agreement.

The contingent milestone payments are structured to include (i) potential payments of no more than $2.0 million in cash if certain milestones are achieved within two years from the date of the Purchase Agreement (the “Initial Milestones”) and (ii) the issuance of up to $9.0 million of our common stock to Parivid if certain other milestones are achieved within fifteen years of the date of the Purchase Agreement.

Pursuant to the Amendment, we agreed to extend the time period for completion of the Initial Milestones to June 30, 2009, specified those Initial Milestones that had been achieved as of June 30, 2009 and, as consideration for the completion and satisfaction of the Initial Milestones that were achieved, agreed to pay Parivid $0.5 million cash and to issue 91,576 shares of our common stock, at a value of $10.92 per share.  In addition, in September 2009, we made a cash payment of $0.1 million to Parivid, recorded as other expense, representing the difference between the net proceeds from the sale of the shares issued in satisfaction of the Initial Milestones and the value of such shares as of the date of the Amendment.

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

Revenue

We recognize revenue from research and development collaboration agreements.  We record revenue on an accrual basis as it is earned and when amounts are considered collectible. Revenues received in advance of performance obligations or in cases where we have a continuing obligation to perform services are deferred and recognized over the performance period. When we are required to defer revenue, the period over which such revenue is recognized is based on estimates by management and may change over the course of the performance period. At the inception of a collaboration agreement, we estimate the term of our performance obligation based on our development plans and our estimate of the regulatory review period. The development plans generally include designing a manufacturing process to make the drug product, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale and related development of intellectual property. Each reporting period we reassess our remaining performance obligations under the applicable collaboration arrangement by considering the time period over which any remaining development and related services to be provided prior to obtaining regulatory approval are expected to be completed. Changes in our estimate could occur due to changes in our development plans or due to changes in regulatory or legal requirements. We have deferred upfront payments of $0.6 million and $13.6 million in connection with our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, respectively. Such upfront payments are being recognized over our estimated period of performance obligation, which is approximately five and a half years and six years, respectively, from the applicable collaboration inception date. The deferral period for the upfront payment associated with our 2003 Sandoz Collaboration was completed during 2008.

Revenues from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved.

Cash, Cash Equivalents, and Marketable Securities

We invest our excess cash in bank deposits, money market accounts, corporate debt securities, commercial paper and U.S. government- sponsored enterprise obligations. We consider all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost, and primarily consist of money market funds maintained at major U.S. financial institutions. All marketable securities, which primarily represent marketable debt securities, have been classified as “available-for-sale.” Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. We determine the appropriate classification of our investments in marketable securities at the time of purchase and evaluate such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income.  During the nine months ended September 30, 2008, we recorded realized gains on marketable securities of $47,000.  There were no realized gains or losses on marketable securities during the three months ended September 30, 2008 and during the three and nine months ended September 30, 2009.  The cost of securities sold is based on the specific identification method. Interest earned on marketable securities is included in interest income.

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

Stock-Based Compensation

We recognize the fair value of stock-based compensation in our statement of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under our stock option plans and employee stock purchase plan. We recognize stock-based compensation expense equal to the fair value of stock options on a straight-line basis over the requisite service period. Restricted stock awards are recorded as compensation cost, based on the market value on the date of the grant, on a straight-line basis over the requisite service period.  We issue new shares to satisfy stock option exercises, the issuance of restricted stock and stock issued under our employee stock purchase plan.

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

The value of our restricted stock awards is recognized as compensation cost in our consolidated statements of operations over each award’s explicit or implicit service periods. We estimate an award’s implicit service period based on our best estimate of the period over which an award’s vesting conditions will be achieved. We reevaluate these estimates on a quarterly basis and will recognize any remaining unrecognized compensation as of the date of an estimate revision over the revised remaining implicit service period. In June 2009, we revised the implicit service period for certain performance-based restricted stock awards due to a change in the expected vesting date. The impact of this change in estimate on our net loss and net loss per share was immaterial for the nine months ended September 30, 2009.

During the three and nine months ended September 30, 2009, we recognized total stock-based compensation expense of $2.7 million and $8.2 million, respectively.  As of September 30, 2009, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $10.3 million, including estimated forfeitures, which will be amortized over the weighted-average remaining requisite service periods of 2.2 years. As of September 30, 2009, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $3.8 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.2 years.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2009, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.  We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.             Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since our inception in May 2001. At September 30, 2009, our accumulated deficit was $306.4 million. We have not generated revenues from the sale of any products to date. We expect that our annual operating losses will increase over the next several years as we expand our drug commercialization, development and discovery efforts. To become profitable, we must successfully develop and obtain regulatory approval for our existing drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

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

As of September 30, 2009, we had cash, cash equivalents and marketable securities totaling $107.3 million. For the nine months ended September 30, 2009, we had a net loss of $49.3 million and used cash in operating activities of $45.6 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our drug candidates, as well as funds necessary to manufacture and market any products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

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

We will need to continue to develop or acquire additional technologies or technical services as part of our efforts to analyze the chemical composition of complex mixture drugs.

In order to adequately analyze other complex mixture drugs, such as glycoproteins, we will need to continue to develop or acquire new technologies or technical services. Our inability to develop or acquire and apply these new technologies and services would impair our ability to develop improved, next-generation or follow-on versions of existing products. Our inability to develop or acquire additional technology and services for the characterization of complex mixtures could reduce the likelihood of our success developing additional products.

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

If we or our collaborators are unable to establish and maintain key customer distribution arrangements, sales of our products, and therefore revenues, would decline.

Generic pharmaceutical products are sold through various channels, including retail, mail order, and to hospitals through group purchasing organizations, or GPOs. As enoxaparin is primarily a hospital-based product, we expect to derive a large percentage of our future revenue for M-Enoxaparin through contracts with GPOs. Currently, a relatively small number of GPOs control a substantial portion of generic pharmaceutical sales to hospital customers. In order to establish and maintain contracts with these GPOs, we believe that we, in collaboration with Sandoz, will need to maintain adequate drug supplies, remain price competitive, comply with FDA regulations and provide high-quality products. The GPOs with whom we or our collaborators hope to establish contracts may also have relationships with our competitors and may decide to contract for or otherwise prefer products other than ours, limiting access of M-Enoxaparin to certain hospital segments. Our sales could also be negatively affected by any rebates, discounts or fees that are required by our customers, including the GPOs, wholesalers, distributors, retail chains or mail order services, to gain and retain market acceptance for our products. We anticipate that M356 will be primarily distributed through retail channels and mail order services. If we or our collaborators are unable to establish and maintain distribution arrangements with all of these customers, future sales of our products, including M-Enoxaparin and M356, our revenues and our profits would suffer.

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

•                                          appealing denials of Citizens Petitions in U.S. Federal District Court and seeking injunctive relief to reverse approval of generic drug applications

•                                          seeking changes to the United States Pharmacopeia, an industry recognized compilation of drug standards;

•                                          pursuing new patents for existing products or processes which could extend patent protection for a number of years or otherwise delay the launch of generic drugs; and

•                                          attaching special patent extension amendments to unrelated federal legislation.

In February 2003, Sanofi-Aventis filed a Citizen Petition with the FDA requesting that the FDA withhold approval of any ANDA for a generic version of Lovenox until and unless the FDA determines that the manufacturing process used by the generic applicant is equivalent to the process used to make Lovenox, or until the generic applicant demonstrates through clinical trials that its product is equally safe and effective as Lovenox, and unless the generic product is shown to contain a specific molecular structure. Teva, Amphastar, and others have filed comments opposing the Sanofi-Aventis Citizen Petition, and Sanofi-Aventis has filed numerous supplements and reply comments in support of its Citizen Petition. The FDA has yet to rule on the Sanofi-Aventis Citizen Petition, and if the FDA ultimately grants the Sanofi-Aventis Citizen Petition, or if Sanofi-Aventis successfully appeals the denial of the Citizen Petition, we and Sandoz may be unable to obtain approval of our ANDA for M-Enoxaparin, which would materially harm our business.

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

In addition, the FDA and other regulatory authorities require that our products be manufactured according to current good manufacturing practices, or cGMP, regulations and that proper procedures are implemented to assure the quality of our sourcing of raw materials and the manufacture of our products. Any failure by us, our collaborative partners or our third-party manufacturers to comply with cGMP, and/or our failure to scale-up our manufacturing processes could lead to a delay in, or failure to obtain, regulatory approval. In addition, such failure could be the basis for action by the FDA to withdraw approvals for drug candidates previously granted to us and for other regulatory action. To the extent we rely on a third-party manufacturer, the risk of non-compliance with cGMPs may be greater and the ability to effect corrective actions for any such noncompliance may be compromised or delayed.

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

Our directors, executive officers and principal stockholders, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 21.4% of our outstanding common stock as of September 30, 2009. As a result, these stockholders, if acting together, may have the ability to significantly influence matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

The stock market in general and the market prices for securities of biotechnology companies in particular have experienced extreme volatility that often has been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock has been, and is likely to continue to be, volatile. Furthermore, our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•                                          failure to obtain FDA approval for the M-Enoxaparin or M356 ANDAs;

•                                          other adverse FDA decisions relating to the M-Enoxaparin or M356 ANDAs, including an FDA decision to require additional data, including requiring clinical trials as a condition to M-Enoxaparin or M356 ANDA approval;

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

Item 5.            Other Information

On November 4, 2009, Momenta Pharmaceuticals, Inc. (the “Company”) entered into amendments to restricted stock agreements with Craig Wheeler, its Chief Executive Officer, Steven Brugger, its Chief Operating Officer, and Ganesh Venkataraman, its Chief Scientific Officer and Senior Vice President, Research. The restricted stock agreements evidence restricted stock grants made to Mr. Brugger and Dr. Venkataraman on March 7, 2006 and to Mr. Wheeler on January 17, 2007.  Each of the restricted stock agreements provides for the vesting of shares of the Company’s common stock (100,000 shares for each of Mr. Brugger and Dr. Venkataraman and 175,000 shares for Mr. Wheeler) upon the commercial launch of M-Enoxoparin.  The amendments specify that commercial launch shall not be deemed to have occurred earlier than ten (10) days after the marketing approval of M-Enoxaparin in the United States by the United States Food and Drug Administration and, in the case of Mr. Wheeler eliminate the requirement that the Board of Directors certify that the launch has occurred.  No other material amendments were made to the terms and conditions of the restricted stock agreements as previously reported by the Company.  The foregoing description of the amendments is qualified in its entirety by the full text of the amendments, which are filed as exhibits to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.            Exhibits.

10.1	Amendment No. 1 to the Restricted Stock Agreement made on January 17, 2007 between the Registrant and Craig A. Wheeler dated November 4, 2009.
10.2	Amendment No. 1 to the Restricted Stock Agreement made on March 7, 2007 between the Registrant and Steven Brugger dated November 4, 2009.
10.3	Amendment No. 1 to the Restricted Stock Agreement made on March 7, 2007 between the Registrant and Ganesh Venkataraman dated November 4, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: November 5, 2009
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2009

	By:	/s/ Richard P. Shea
Richard P. Shea, Chief Financial Officer Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)