Form 10-Q
period 2010-03-31
MOMENTA PHARMACEUTICALS INC
filed 2010-05-06
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of May 3, 2010.

Class	Number of Shares
Common Stock $0.0001 par value	44,917,748

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$24,345	$21,934
Marketable securities	57,374	73,716
Unbilled collaboration revenue	2,612	4,750
Prepaid expenses and other current assets	2,590	1,693
Total current assets	86,921	102,093

Property and equipment, net of accumulated depreciation	11,012	11,795
Intangible assets, net	2,710	2,785
Restricted cash	1,778	1,778
Total assets	$102,421	$118,451

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,490	$4,225
Accrued expenses	4,482	6,114
Deferred revenue	2,817	2,850
Capital lease obligations	1,980	2,344
Lease financing liability	750	737
Deferred rent	70	70
Total current liabilities	12,589	16,340

Deferred revenue, net of current portion	5,383	5,913
Capital lease obligations, net of current portion	1,514	1,729
Lease financing liability, net of current portion	65	258
Other long term liabilities	57	49
Total liabilities	19,608	24,289

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized at March 31, 2010 and December 31, 2009, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 44,882 and 44,627 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	4	4
Additional paid-in capital	419,952	415,214
Accumulated other comprehensive loss	(10)	(7)
Accumulated deficit	(337,133)	(321,049)
Total stockholders’ equity	82,813	94,162
Total liabilities and stockholders’ equity	$102,421	$118,451

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Collaboration revenue	$3,690	$3,990
Operating expenses:
Research and development*	12,255	15,818
General and administrative*	7,475	6,274
Total operating expenses	19,730	22,092

Loss from operations	(16,040)	(18,102)

Other income (expense):
Interest income	60	359
Interest expense	(104)	(162)

Net loss	$(16,084)	$(17,905)

Basic and diluted net loss per share	$(0.37)	$(0.46)

Shares used in computing basic and diluted net loss per share	43,752	38,744

*Includes the following share-based compensation expense:
Research and development	$1,539	$1,058
General and administrative	$2,529	$1,649

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating activities:
Net loss	$(16,084)	$(17,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,100	1,117
Share-based compensation expense	4,068	2,707
Amortization of premium (accretion of discount) on investments	368	(295)
Loss on disposal of assets	6	—
Amortization of intangible assets	75	96
Changes in operating assets and liabilities:
Accounts receivable	—	(383)
Unbilled collaboration revenue	2,138	(1,108)
Prepaid expenses and other current assets	(897)	(82)
Accounts payable	(1,735)	(1,659)
Accrued expenses	(1,632)	(1,527)
Deferred rent	(17)	(17)
Deferred revenue	(563)	(530)
Other long term liabilities	25	—
Net cash used in operating activities	(13,148)	(19,586)

Cash Flows from Investing activities:
Purchases of property and equipment	(323)	(736)
Purchases of marketable securities	(8,989)	(29,462)
Proceeds from maturities of marketable securities	24,960	22,750
Net cash provided by (used in) investing activities	15,648	(7,448)

Cash Flows from Financing activities:
Proceeds from issuance of common stock under stock plans	670	208
Payments on financed leasehold improvements	(180)	(168)
Principal payments on capital lease obligations	(579)	(448)
Principal payments on line of credit	—	(17)
Net cash used in financing activities	(89)	(425)

Increase (decrease) in cash and cash equivalents	2,411	(27,459)

Cash and cash equivalents, beginning of period	21,934	55,070

Cash and cash equivalents, end of period	$24,345	$27,611

Supplemental Cash Flow Information:
Cash paid for interest	$104	$162

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.               The Company

Business

Momenta Pharmaceuticals, Inc. (the “Company” or “Momenta”) was incorporated in the state of Delaware in May, 2001 and began operations in early 2002. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company specializing in the detailed structural analysis of complex mixture drugs, applying its technology to the development of generic or follow-on versions of complex drug products as well as to the discovery and development of complex novel drugs. The Company presently derives all of its revenue from research collaborations with pharmaceutical companies.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 12, 2010.

2.               Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiary, Momenta Pharmaceuticals Securities Corporation. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash, Cash Equivalents, and Marketable Securities

The Company considers only those investments which are highly liquid, readily convertible to cash and that mature within three months from date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost and were primarily comprised of money market funds at March 31, 2010.

Fair Value of Other Financial Instruments

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

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, unbilled collaboration revenue, other current assets, accounts payable and accrued expenses, approximate fair value due to their short-term maturities. The carrying amounts of the capital lease obligations approximate their fair values due to their variable interest rates.

Concentration of Credit Risks

The Company’s primary exposure to credit risk derives from its cash, cash equivalents and marketable securities.

The Company invests its cash in bank deposits, money market accounts, corporate debt securities, commercial paper and U.S. government-sponsored enterprise securities in accordance with its investment policy. The Company has established guidelines relating to diversification and maturities that allow the Company to manage risk.

Marketable Securities

Available-for-sale debt securities are recorded at fair market value. Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive loss, which is reported as a separate component of stockholders’ equity. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the consolidated statements of operations. There were no charges taken for other-than-temporary declines in fair value of marketable securities during the three months ended March 31, 2010 and 2009. Realized gains and losses are reported in interest income on a specific identification basis. There were no realized gains or losses on marketable securities during the three months ended March 31, 2010 and 2009.

Unbilled Collaboration Revenue

Unbilled collaboration revenue represents amounts owed from one collaborative partner at March 31, 2010 and 2009. The Company has not recorded any allowance for uncollectible accounts or bad debt write-offs and it monitors its receivables to facilitate timely payment.

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

Long-Lived Assets

The Company evaluates the recoverability of its property, equipment and intangible assets when circumstances indicate that an event of impairment may have occurred. The Company recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the undiscounted future cash flows of such assets or businesses. No impairment charges have been recognized through March 31, 2010.

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

Share-Based Compensation Expense

The Company recognizes the fair value of share-based compensation in its statement of operations. Share-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company’s stock option plans and employee stock purchase plan. The Company recognizes share-based compensation expense equal to the fair value of stock options on a straight-line basis over the requisite service period. Restricted stock awards are recorded as compensation cost, based on the market value on the date of the grant, on a straight-line basis over the requisite service period. The Company issues new shares upon stock option exercises, upon the grant of restricted stock awards and under the Company’s employee stock purchase plan.

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

The Company applies an estimated forfeiture rate to current period expense to recognize share-based compensation expense only for those awards expected to vest. The Company estimates forfeitures based upon historical data, adjusted for known trends, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ from such estimates. Subsequent changes in estimated forfeitures will be recognized through a cumulative adjustment in the period of change and will also impact the amount of share-based compensation expense in future periods.

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

The Company applies judgment in the determination of the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the three months ended March 31, 2010, the Company had no material unrecognized tax benefits and no adjustments to its deferred tax assets.  The Company recognizes any material interest and penalties related to unrecognized tax benefits in income tax expense.

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

Comprehensive Loss

Accumulated other comprehensive loss as of March 31, 2010 and December 31, 2009 consists entirely of unrealized gains and losses on available-for-sale securities. Comprehensive loss for the three months ended March 31, 2010 and 2009 was $16.1 million and $18.0 million, respectively.

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

Segment Reporting

Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of product candidates. All of the Company’s revenues through March 31, 2010 have come from one collaborative partner.

Subsequent Events

The Company has evaluated events occurring after the date of the condensed consolidated financial statements for potential recognition or disclosure in its financial statements. The Company did not identify any subsequent events requiring adjustment to the accompanying consolidated financial statements (recognizable subsequent events) or disclosure (unrecognized subsequent events).

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

3.               Fair Value Measurements

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further in Note 2.

Financial assets classified as Level 1 and 2 have been initially valued at the transaction price and subsequently valued based on changes in quoted market prices or based on prices provided by third party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, broker/dealer quotes, bids and offers. The Company validates the prices provided by its third party pricing services and did not adjust or override any fair value measurements as of March 31, 2010 and December 31, 2009.

The following tables set forth the Company’s financial assets and liabilities that were recorded at fair value at March 31, 2010 and December 31, 2009 (in thousands):

Description	March 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$23,190	$23,190	$—	$—
Marketable securities:
U.S. Treasury obligations	15,103	15,103	—	—
U.S. Government-sponsored enterprise obligations	42,271	—	42,271	—

Total	$80,564	$38,293	$42,271	$—

Description	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$20,201	$19,700	$501	$—
Marketable securities:
U.S. Treasury obligations	15,181	15,181	—	—
U.S. Government-sponsored enterprise obligations	58,535	—	58,535	—

Total	$93,917	$34,881	$59,036	$—

The following table summarizes the Company’s cash, cash equivalents and marketable securities as of March 31, 2010 and December 31, 2009 (in thousands):

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$24,345	$—	$—	$24,345
U.S. Treasury obligations due in one year or less	15,100	3	—	15,103
U.S. Government-sponsored enterprise obligations due in one year or less	42,284	4	(17)	42,271

Total	$81,729	$7	$(17)	$81,719

Reported as:
Cash and cash equivalents	$24,345	$—	$—	$24,345
Marketable securities	57,384	7	(17)	57,374

Total	$81,729	$7	$(17)	$81,719

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$21,433	$—	$—	$21,433
U.S. Treasury obligations due in one year or less	15,184	1	(4)	15,181
U.S. Government-sponsored enterprise obligations due in one year or less	59,040	11	(15)	59,036

Total	$95,657	$12	$(19)	$95,650

Reported as:
Cash and cash equivalents	$21,934	$—	$—	$21,934
Marketable securities	73,723	12	(19)	73,716

Total	$95,657	$12	$(19)	$95,650

At March 31, 2010, five marketable securities were in an unrealized loss position for less than one year. At December 31, 2009, 18 marketable securities were in an unrealized loss position for less than one year. The unrealized losses were caused by fluctuations in interest rates. The following table summarizes the aggregate fair value of these securities at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
Security Type	Aggregate Fair Value	Unrealized Losses
U.S. Treasury bonds due in one year or less	$—	$—
U.S. Government-sponsored enterprise obligations due in one year or less	$12,031	$(17)

	December 31, 2009
Security Type	Aggregate Fair Value	Unrealized Losses
U.S. Treasury bonds due in one year or less	$9,122	$(4)
U.S. Government-sponsored enterprise obligations due in one year or less	$22,857	$(15)

To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company reviewed its investments with unrealized losses and concluded that no other-than-temporary impairment existed at March 31, 2010, as it has the ability and intent to hold these investments to maturity and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis.

4.               Intangible Assets

As of March 31, 2010 and December 31, 2009, intangible assets, net of accumulated amortization, are as follows (in thousands):

		March 31, 2010		December 31, 2009
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core technology	12 years	$3,593	$(883)	$3,593	$(808)
Non-compete agreement	2 years	170	(170)	170	(170)

Total intangible assets		$3,763	$(1,053)	$3,763	$(978)

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets.  Amortization expense was $0.1 million for each of the three months ended March 31, 2010 and 2009.

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

As compensation under the 2003 Sandoz Collaboration, the Company received a $0.6 million non-refundable up-front payment as reimbursement for certain specified vendor costs that were incurred prior to the effective date of the 2003 Sandoz Collaboration. The Company is paid at cost for external costs incurred for development and related activities and is paid for full time equivalents (“FTEs”) performing development and related services. In addition, Sandoz will share profits with the Company, in the event there are no third party competitors marketing a Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration). Alternatively, in certain circumstances, if there are third-party competitors marketing a Lovenox-Equivalent Product, Sandoz will pay royalties to the Company on net sales of injectable M-Enoxaparin. If certain milestones are achieved with respect to injectable M-Enoxaparin under certain circumstances, Sandoz will make payments to the Company, which would reach $55 million if all such milestones are achieved. A portion of the development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, will be offset against profit-sharing amounts, royalties and milestone payments. Sandoz also may offset a portion of any product liability costs and certain other expenses arising from patent litigation against any profit-sharing amounts, royalties and milestone payments. The Company has not earned any milestones, royalties or profit-sharing amounts to date.

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

2006 Sandoz Collaboration

In July 2006, the Company entered into a Stock Purchase Agreement and an Investor Rights Agreement with Novartis Pharma AG, and in June 2007, the Company and Sandoz AG executed a definitive collaboration and license agreement (the “Definitive Agreement). Together, this series of agreements is referred to as the “2006 Sandoz Collaboration.”

Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of the Company’s common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million. The Company recognizes revenue from the $13.6 million paid premium on a straight-line basis over the estimated development period of approximately six years beginning in June 2007. The Company recognized revenue relating to this paid premium of approximately $0.5 million for each of the three months ended March 31, 2010 and 2009. Under the 2006 Sandoz Collaboration, the Company and Sandoz AG expanded the M-Enoxaparin geographic markets covered by the 2003 Sandoz Collaboration to include the European Union and further agreed to exclusively collaborate on the development and commercialization of three other follow-on and complex generic products for sale in specified regions of the world. In December 2008, the Company and Sandoz AG terminated the collaborative program with regard to one of the follow-on products, M249, primarily due to the commercial prospects for M249. In December 2009, the Company and Sandoz AG terminated the collaborative program with regard to the other follow-on product, M178. Each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions. For the remaining products under the collaboration, the Company has agreed to provide development and related services on a commercially reasonable basis, which includes developing a manufacturing process to make the products, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale, and related development of intellectual property. The Company has the right to participate in a joint steering committee, which is responsible for overseeing development, legal and commercial activities and approves the annual collaboration plan. Sandoz AG is responsible for commercialization activities and will exclusively distribute and market the products.

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

6.     Share-Based Payments

2004 Stock Incentive Plan

The Company’s 2004 Stock Incentive Plan, as amended, allows for the granting of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights and other share-based awards to employees, officers, directors, consultants and advisors. At December 31, 2009, the Company was authorized to issue up to 9,420,445 shares of common stock with annual increases (to be added on the first day of the Company’s fiscal years during the period beginning in fiscal year 2005 and ending on the second day of fiscal year 2013) equal to the lowest of (i) 1,974,393 shares, (ii) 5% of the then outstanding number of common shares or (iii) such other amount as the Board of Directors may authorize. Effective January 1, 2010, the Company’s Board of Directors increased the number of authorized shares by 1,974,303 shares. At March 31, 2010, the Company had 5,145,414 shares available for grant under the 2004 Stock Incentive Plan.

Share-Based Compensation Expense

Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the three months ended March 31, 2010 and 2009 was $4.1 million and $2.7 million, respectively.

In the three month period ended March 31, 2010, the Company recorded a charge to research and development expense of $0.6 million and a charge to general and administrative expense of $1.0 million, due to a correction in the application of the stock option forfeiture rates used to calculate share-based compensation during the years ending December 31, 2006, 2007 and 2008.  In accordance with SEC Staff Accounting Bulletin (SAB) No. 99 Materiality and SAB No. 108, the Company assessed the materiality of these charges to its financial statements for the years ended December 31, 2006, 2007 and 2008, using both the roll-over method and iron-curtain method as defined in SAB No. 108. The Company concluded the effect of understating share-based compensation was not material to its financial statements for the years ended December 31, 2006, 2007 and 2008 and, as such, those financial statements are not materially misstated. The Company also concluded that providing for the correction of the understatement in 2010 would not have a material effect on its financial statements for the year ending December 31, 2010.

Share-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan was $3.3 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively.  During the three months ended March 31, 2010, 597,692 stock options were granted in connection with annual merit awards.  The weighted average grant date fair value of options granted to employees was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below.  The weighted average grant date fair value of option awards granted during the three months ended March 31, 2010 and 2009 was $9.93 and $8.41 per option, respectively.

The following table summarizes the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Expected volatility	71%	98%	86%	93%
Expected dividends	—	—	—	—
Expected life (years)	5.9	6.6	0.5	0.5
Risk-free interest rate	3.1%	2.3%	0.2%	0.9%

At March 31, 2010, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $11.7 million, including estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.5 years.

During the three months ended March 31, 2010, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 76,957 shares of common stock.  Additionally, the Company issued 29,942 shares of common stock to employees under the Company’s employee stock purchase plan during the three months ended March 31, 2010.

Restricted Stock Awards

The Company has also made awards of restricted common stock to certain employees, officers and directors. During the three months ended March 31, 2010, the Company awarded 147,638 shares of restricted common stock to certain employees and officers in connection with annual merit awards. Awards generally fully vest four years from the grant date, although certain awards granted in prior periods have performance conditions, such as the commercial launch of M-Enoxaparin in the U.S.

A summary of the status of nonvested shares of restricted stock as of March 31, 2010, and the changes during the three months then ended, is presented below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	1,001	$16.99
Granted	148	15.37
Vested	(272)	19.94
Forfeited	—	—

Nonvested at March 31, 2010	877	$15.81

Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of March 31, 2010 are summarized below:

Vesting Schedule	Nonvested Shares (in thousands)
Time-based	502
Performance-based	375

Nonvested at March 31, 2010	877

The Company recorded share-based compensation expense related to outstanding restricted stock awards of $0.7 million for each of the three months ended March 31, 2010 and 2009.  As of March 31, 2010, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $4.7 million, which is expected to be recognized over the weighted average remaining requisite service period of 1.5 years.

7.               Legal Contingencies

In July 2008, the FDA accepted for review the ANDA containing a paragraph IV certification for generic Copaxone submitted by Sandoz. Subsequently, in August 2008 Teva Pharmaceutical Industries Ltd. and related entities sued Sandoz, Novartis AG and the Company for patent infringement. In December 2009, in a separate action in the same court, Teva Pharmaceutical Industries Ltd. and related entities sued Sandoz, Novartis AG and the Company for patent infringement related to additional patents after Teva’s motion to add those additional patents to the ongoing Paragraph IV litigation was denied. While it is not possible to determine with any degree of certainty the ultimate outcome of the legal proceeding, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. In addition, under the terms of the 2006 Sandoz Collaboration, Sandoz AG agreed to indemnify the Company for various claims, including patent infringement claims based on the Company’s activities related to partnered programs. The Company has not recorded any accrual for such matter as it is not probable that a loss has been incurred nor is a loss estimable.

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

Our complex generics and follow-on biologics activities are focused on building a thorough understanding of the structure-process-activity of complex molecule drugs to develop generic versions of marketed products. While we use a similar analytical and development approach across all of our product candidates, we tailor that approach for each specific product candidate. Our first objective is to apply our core analytical technology to thoroughly characterize the structure of the marketed product. By defining the chemical composition of multiple batches of the marketed product, we are able to develop an equivalence window which captures the inherent variability of the innovator’s manufacturing process. Using this information we then build an extensive understanding of the structure-process relationship to thoroughly understand, design and control our manufacturing process to reproducibly manufacture an equivalent version of the marketed product. Where necessary, and as required by the U.S. Food and Drug Administration, or FDA, we will supplement an application with additional supportive structure-activity data (e.g., immunogenicity, pharmacodynamics). Our goal is to obtain FDA approval for and commercialize, either directly or with collaborative partners, complex generic and follow-on biologic products thereby providing high quality, effective, safe and affordable medicines to patients in need.

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

Since our inception in May 2001, we have incurred annual net losses. As of March 31, 2010, we had an accumulated deficit of $337.1 million. We expect to incur substantial and increasing losses for the next several years as we develop our product candidates, expand our research and development activities and prepare for the potential commercial launch of our product candidates. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

In November 2003, we entered into a collaboration and license agreement, or the 2003 Sandoz Collaboration, with Sandoz N.V. and Sandoz Inc. to jointly develop, manufacture and commercialize M-Enoxaparin. Sandoz N.V. later assigned its rights in the 2003 Sandoz Collaboration to Sandoz AG.  We refer to Sandoz AG and Sandoz Inc. together as Sandoz.

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

Since our inception, we have had no revenues from product sales. Our revenues have been derived from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and primarily consist of amounts earned by us for reimbursement by Sandoz of research and development services and development costs for certain programs. To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates.

Financial Operations Overview

Revenue

We have not yet generated any revenue from product sales and are uncertain whether or not we will generate any revenue from the sale of products over the next several years. We have recognized, in the aggregate, $98.3 million of revenue from our inception through March 31, 2010. This revenue was derived entirely from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration. We will seek to generate revenue from a combination of research and development payments, profit sharing payments, milestone payments and royalties in connection with our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and similar future collaborative or strategic relationships. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development and other payments received under our collaborative or strategic relationships, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

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

Results of Operations

Three Months Ended March 31, 2010 and 2009

Revenue

Revenue for the three months ended March 31, 2010 and 2009 were $3.7 million and $4.0 million, respectively. Revenue for the three months ended March 31, 2010 and 2009 consist of (i) amounts earned by us under our 2003 Sandoz Collaboration for reimbursement of research and development services, reimbursement of development costs and amortization of the initial payment received and (ii) amounts earned by us under our 2006 Sandoz Collaboration for reimbursement of research and development services, reimbursement of development costs and amortization of the equity premium paid by Novartis in connection with the 2006 Sandoz Collaboration.  Revenue for the three month period ended March 31, 2010 compared to the three months ended March 31, 2009 decreased by $0.3 million primarily due to a decrease in reimbursable manufacturing expenses associated our M356 program.

Research and Development

Research and development expense for the three months ended March 31, 2010 was $12.3 million compared to $15.8 million for the three months ended March 31, 2009. The decrease of $3.5 million, or 22%, from the 2009 period to the 2010 period resulted from decreases of: $1.8 million in clinical trial costs due to the completion of our M118 Phase 2a clinical trial in June 2009; $1.3 million in manufacturing, process development and third-party research costs in support of our M356 program; $0.9 million in research consultants principally related to our M118 Phase 2a clinical trial, completed in June 2009; $0.4 million in laboratory supplies; and $0.2 million in laboratory equipment depreciation. These decreases were offset by increases of $0.6 million in personnel and related costs and $0.5 million in share-based compensation expense due to a modification in the application of our forfeiture rate assumption.

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

The following table summarizes the primary components of our research and development expenditures for our principal research and development programs for the three months ended March 31, 2010 and 2009, and shows the total external costs incurred by us for each of our major research and development projects. The table excludes costs incurred by our collaboration partner on such major research and development projects. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing our research and development activities.

	Research and Development Expense (in thousands)
Development programs (Status)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Project Inception to March 31, 2010

M-Enoxaparin (ANDA Filed)	$695	$775	$44,797
M356 (ANDA Filed)	560	2,105	27,235
M118 (Phase 2a)	266	2,742	35,535
Other development programs	758	179
Discovery programs	90	65
Research and development internal costs	9,886	9,952

Total research and development expense	$12,255	$15,818

The decrease of $0.1 million in external expenditures related to our M-Enoxaparin program from the 2009 period to the 2010 period was primarily due to lower manufacturing activity and a shift to commercial activity being contracted directly with Sandoz. The decrease of $1.5 million in external expenditures related to our M356 program from the 2009 period to the 2010 period was primarily related to the timing of process development activities, manufacturing and third-party research costs. The decrease of $2.5 million in external expenditures on our M118 program from the 2009 period to the 2010 period was due to the completion our Phase 2a clinical trial in June 2009. The increase of $0.6 million in external expenditures related to our other development programs from the 2009 period to the 2010 period was principally due to pre-clinical activities on our M402 program.

The research and development internal costs, which include compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation, were consistent from the 2009 period to the 2010 period.

General and Administrative

General and administrative expense for the three months ended March 31, 2010 was $7.5 million, compared to $6.3 million for the three months ended March 31, 2009. General and administrative expense increased by $1.2 million, or 19%, from the 2009 period to the 2010 period due to an increase of $0.9 million in share-based compensation expense due to a modification in the application of our forfeiture rate assumption and an increase of $0.4 million in personnel and related costs, offset by a decrease of $0.1 million in professional fees.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our research and development activities.

Interest Income and Expense

Interest income was $0.1 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively. The decrease of $0.3 million from the 2009 period to the 2010 period was primarily due to lower average investment balances and lower interest rates.

Interest expense was $0.1 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.  We have not drawn any additional amounts from our equipment capital lease obligation since December of 2007.

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

At March 31, 2010, we had $81.7 million in cash, cash equivalents and marketable securities.  In addition, we also hold $1.8 million in restricted cash which serves as collateral for a letter of credit related to our facility lease. Our funds at March 31, 2010 were invested in senior debt of government-sponsored enterprises, U.S. money market funds and high-grade corporate securities, directly or through managed funds, with remaining maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities are subject to significant risk at March 31, 2010.

During the three months ended March 31, 2010 and 2009, our operating activities used $13.1 million and $19.6 million, respectively. The use of cash for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities. For the three months ended March 31, 2010, non-cash items include share-based compensation of $4.1 million, amortization of purchased premiums on our marketable securities of $0.4 million, and depreciation and amortization of $1.2 million. For the three months ended March 31, 2010, our net loss adjusted for non-cash items was $10.5 million. In addition, the net change in our operating assets and liabilities used $2.7 million and resulted from: a decrease in unbilled collaboration revenue of $2.1 million, resulting from decreased commercial activities for our M356 program; an increase in prepaid expenses and other current assets of $0.9 million, related to advance payments made for non-clinical program studies and the renewal of vendor maintenance agreements; a decrease in accounts payable of $1.7 million, primarily due to the timing of commercial activities for our M356 program; a decrease in accrued expenses of $1.6 million, resulting from the payment of annual bonuses earned during 2009 and the timing of development manufacturing for our M402 program; and a decrease in deferred revenue of $0.5 million, principally due to the amortization of the $13.6 million equity premium paid by Novartis in connection with the 2006 Sandoz Collaboration.

For the three months ended March 31, 2009, our net loss adjusted for non-cash items was $14.3 million.  For the three months ended March 31, 2009, non-cash items include share-based compensation of $2.7 million, accretion of purchased discounts on our marketable securities of $0.3 million, and depreciation and amortization of $1.1 million.  In addition, the net change in our operating assets and liabilities used $5.3 million and resulted from: an increase in accounts receivable of $0.4 million, due to the timing of cash receipts from Sandoz; an increase in unbilled collaboration revenue of $1.1 million, resulting from increased manufacturing and research costs for our M356 program; a decrease in accounts payable of $1.7 million, due to the payment of manufacturing and research costs for our M-Enoxaparin program and payments made to vendors for our M118 Phase 2a clinical trial; a decrease in deferred revenue of $0.5 million, due to the amortization of the $13.6 million equity premium paid by Novartis AG in connection with the 2006 Sandoz Collaboration; a decrease in accrued expenses of $1.5 million, resulting from the payment of annual bonuses earned during 2008; and an increase in prepaid expenses and other current assets of $0.1 million, due to the renewal of vendor maintenance agreements.

Net cash provided by investing activities was $15.6 million for the three months ended March 31, 2010. In the first three months of 2010, we received $25.0 million from maturities of marketable securities and we used $9.0 million of cash to purchase marketable securities. Net cash used in investing activities for the three months ended March 31, 2009 was $7.5 million. In the first three months of 2009, we used $29.5 million of cash to purchase marketable securities and we received $22.7 million from the maturities of marketable securities.  During the three months ended March 31, 2010 and 2009, we used $0.3 million and $0.7 million, respectively, to purchase laboratory equipment and leasehold improvements.

Net cash used in financing activities was $89,000 and $0.4 million for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, we received net proceeds of $0.7 million from stock option exercises and purchases of common shares through our employee stock purchase plan. These proceeds were offset by principal payments of $0.6 million on our capital lease agreement obligations and $0.2 million on financed leasehold improvements related to our corporate facility. During the three months ended March 31, 2009, we received proceeds of $0.2 million from stock option exercises and purchases of shares of common stock through our employee stock purchase plan. These proceeds were offset by principal payments of $0.4 million on our line of credit and capital lease agreement obligations and $0.2 million on financed leasehold improvements related to our corporate facility.

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations, short and long-term line of credit obligations and capital and operating lease obligations.  On April 22, 2010, we exercised our right to extend the lease for our Cambridge facility by four years, through April 30, 2015. During the extension term, which begins on May 1, 2011, our rent will increase to fair market value, which we currently estimate to be an increase of approximately $0.4 million per year over our current rental rate.

The following table summarizes our contractual obligations and commercial commitments at March, 31 2010:

Contractual Obligations (in thousands)	Total	2010	2011 through 2012	2013 through 2014	After 2014
License maintenance obligations	$748	$118	$315	$315	*
Capital lease obligations	3,776	1,959	1,817	—	$—
Operating lease obligations	19,708	2,738	7,818	7,845	1,308

Total contractual obligations	$24,233	$4,815	$9,950	$8,160	$1,308

*After 2014, the annual obligations, which extend indefinitely, are approximately $0.2 million per year.

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

Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2009 Form 10-K for a discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

Please see Note 2 to our Consolidated Financial Statements, Summary of Significant Accounting Policies, for a discussion of recently issued accounting standards.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2010, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.     Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since our inception in May 2001. At March 31, 2010, our accumulated deficit was $337.1 million. We have not generated revenues from the sale of any products to date. We expect that our annual operating losses will increase over the next several years as we expand our drug commercialization, development and discovery efforts. To become profitable, we must successfully develop and obtain regulatory approval for our existing drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

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

As of March 31, 2010, we had cash, cash equivalents and marketable securities totaling $81.7 million. For the quarter ended March 31, 2010, we had a net loss of $16.1 million and used cash in operating activities of $13.1 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our drug candidates, as well as funds necessary to manufacture and market any products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

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

•                  for our innovative products, the strength of our patent position.

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

As we advance our drug candidates through the development process, we will need to expand our development, regulatory, manufacturing, quality, distribution, sales and marketing capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other organizations. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. For example, several jurisdictions such as the District of Columbia and the Commonwealth of Massachusetts have imposed licensing requirements for sales representatives. In addition the same jurisdictions, as well as the Federal government by way of the health care reform legislation, have established reporting requirements that would require public reporting of consulting and research fees to health care professionals. Because the reporting requirements vary in each jurisdiction, compliance will be complex and expensive and may create barriers to entering the commercialization phase. The need to build new systems as part of our growth could place a strain on our administrative and operational infrastructure. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.  Such requirements may also impact our opportunities to collaborate with physicians at academic research centers as new restrictions on academic-industry relationships are put in place. In the past, collaborations between academia and industry have led to important new innovations, but the new law may have an effect on these activities. While we cannot predict whether any legislative or regulatory changes will have negative or positive effects, they could have a material adverse effect on our business, financial condition and potential profitability.

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

Even if we are able to obtain regulatory approval for our generic product candidates, including M-Enoxaparin and M356, as therapeutically equivalent, state pharmacy boards or agencies may still conclude that our products are not substitutable at the pharmacy level for the reference listed drug. If our generic product candidates are not substitutable at the pharmacy level for the reference listed drugs, this could materially reduce sales of our product candidates and our business would suffer.

Although the FDA may determine that a generic product is therapeutically equivalent to a brand product and provide it with an “A” rating in the FDA’s Orange Book, this designation is not binding on state pharmacy boards or agencies. As a result, in states that do not deem our product candidates therapeutically equivalent, physicians will be required to specifically prescribe a generic product alternative rather than have a routine substitution at the pharmacy level for the prescribed brand product. Should this occur with respect to one of our generic product candidates, it could materially reduce sales in those states which would substantially harm our business.

Although health care reform legislation that establishes a regulatory pathway for the approval by the FDA of follow-on biologics has recently been enacted, the standards for determining sameness or similarity for follow-on biologics have not yet been established by the FDA, and therefore there remains substantial uncertainty about the potential value our proprietary technology platform can offer to follow-on biologic development programs.

The regulatory climate in the United States for follow-on versions of biologic and complex protein products remains uncertain, even following the recent enactment of legislation establishing a regulatory pathway for the approval of follow-on biologics.  The new pathway contemplates approval of two categories of follow-on biologic products: (1) biosimilar products, which are highly similar to the existing brand product, notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences from the brand product and (2) interchangeable products, which in addition to being biosimilar can produce the same clinical result in any given patient without an increase in risk due to switching from the brand product.  Only interchangeable biosimilar products would be considered interchangeable at the retail pharmacy level. The new legislation contemplates that the FDA will establish standards or criteria for determining biosimilarity and interchangeability, and expressly authorizes the FDA to use its discretion to determine the nature and extent of product characterization, non-clinical testing and clinical testing on a product-by-product basis. Our competitive advantage in this area will depend on our success in demonstrating to the FDA that our analytics and protein engineering platform technology provides a level of scientific assurance that facilitates determinations of interchangeability, reduces the need for expensive clinical or other testing, and raises the scientific quality requirements for our competitors to demonstrate that their products are highly similar to a brand product.  Our ability to succeed will depend in part on our ability to invest in new programs and develop data in a timeframe that enables the FDA to consider our approach as the agency begins to implement the new law.

The new regulatory pathway also creates a number of additional obstacles to the approval and launch of biosimilar and interchangeable products, including:  an obligation of the applicant to share, in confidence, the information in its abbreviated pathway application with the brand company’s and patent owner’s counsel in connection with the new patent clearance process; the inclusion of multiple potential patent rights in the patent clearance process; a grant to each brand company of 12 years marketing exclusivity following brand approval. Furthermore, the new regulatory pathway creates the risk that the brand company during its 12 year marketing exclusivity period will develop and replace its product with a modified product that qualifies for an additional 12 year marketing exclusivity period, reducing the opportunity for substitution at the retail pharmacy level for an interchangeable follow-on biologic.  Finally, the new legislation also creates the risk that, as brand and follow-on biologic companies gain experience with the new regulatory pathway, subsequent FDA determinations or court rulings could create additional areas for potential disputes and resulting delays in follow-on biologic approval.

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

In addition, the FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business

If third-party payors do not adequately reimburse customers for any of our approved products, they might not be purchased or used, and our revenues and profits will not develop or increase.

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

Furthermore, health care reform legislation was enacted this year that could significantly change the U.S. health care system and the reimbursement of products.  A primary goal of the law is to reduce or limit the growth of health care costs, which could change the market for pharmaceuticals and biological products.

The new law contains provisions that will affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices.  Provisions affecting pharmaceutical companies include an increase to the mandatory rebates for drugs sold into the Medicaid program, an extension of the rebate requirement to drugs used in risk-based Medicaid managed care plans, an extension of mandatory discounts for drug products sold to certain critical access hospitals, cancer hospitals and other covered entities, and discounts and fees applicable to brand-name drugs.  Although many of these provisions may not apply directly to us, they may change business practices in our industry and, assuming our products are approved for commercial sale, such changes could adversely impact our profitability.

Additionally, the new law establishes a regulatory pathway for the approval of follow-on biologics and provides that biologic products may receive 12 years of market exclusivity, with a possible six-month extension for pediatric products. By creating a new regulatory approval pathway for follow-on biologic products and adjusting reimbursement for follow-on biologic products, the new law could promote the development and commercialization of follow-on biologics.  However, given the uncertainty of how the law will be interpreted and implemented, the impact of the law on our strategy for follow-on as well as novel biologics remains uncertain.  Other provisions in the law, such as the comparative effectiveness provisions, may ultimately impact positively or negatively both brand and follow-on biologics products alike depending on an applicant’s clinical data, effectiveness and cost profile.  If a brand product cannot be shown to provide a benefit over other therapies, then it might receive reduced coverage and reimbursement.  While this might increase market share for follow-on biologics based on cost savings, it could also have the effect of reducing follow-on biologic market share.

The financial impact of this U.S. health care reform legislation over the next few years will depend on a number of factors, including but not limited to the issuance of implementation regulations and guidance and changes in sales volumes for products eligible for the new system of rebates, discounts and fees.  Assuming our products are approved for commercial sale, the new legislation could also have a positive impact on us by increasing the aggregate number of persons with health care coverage in the U.S. and expanding the market for our products, but such increases, if any, are unlikely to be realized until approximately 2014 at the earliest.

           The full effects of the U.S. health care reform legislation cannot be known until the new law is implemented through regulations or guidance issued by the Centers for Medicare and Medicaid Services and other federal and state health care agencies.  While we cannot predict whether any legislative or regulatory changes will have negative or positive effects, they could have a material adverse effect on our business, financial condition and potential profitability.

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

2006 Sandoz Collaboration

Either we or Sandoz may terminate the collaboration and license agreement, or Definitive Agreement, we executed with Sandoz in June 2007, as amended, for material uncured breaches or certain events of bankruptcy or insolvency by the other party. In addition, either we or Sandoz may terminate some of the products, on a product-by-product basis, if clinical trials are required. For some of the products, for any termination of the Definitive Agreement other than a termination by Sandoz due to our uncured breach or bankruptcy, or a termination by us alone due to the need for clinical trials, we will be granted an exclusive license under certain intellectual property of Sandoz to develop and commercialize the particular product. In that event, we would need to expand our internal capabilities or enter into another collaboration, which could cause significant delays that could prevent us from completing the development and commercialization of such product. For some products, if Sandoz terminates the Definitive Agreement due to our uncured breach or bankruptcy, or if there is a termination by us alone due to the need for clinical trials, Sandoz would retain the exclusive right to develop and commercialize the applicable product. In that event, we would no longer have any influence over the development or commercialization strategy of such product. In addition, for other products, if Sandoz terminates due to our uncured breach or bankruptcy, Sandoz retains a right to license certain of our intellectual property without the obligation to make any additional payments for such licenses. For certain products, if the Definitive Agreement is terminated other than due to our uncured breach or bankruptcy, neither party will have a license to the other party’s intellectual property. In that event, we would need to expand our internal capabilities or enter into another collaboration, which could cause significant delays that could prevent us from completing the development and commercialization of such product. Accordingly, if the Definitive Agreement is terminated, our introduction of certain products may be significantly delayed, or our revenues may be significantly reduced either of which could have a material adverse effect on our business.

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

Item 6.    Exhibits.

10.1	2004 Employee Stock Purchase Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: May 6, 2010
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2010

	By:	/s/ Richard P. Shea
Richard P. Shea, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)