Form 10-Q
period 2010-06-30
MOMENTA PHARMACEUTICALS INC
filed 2010-08-02
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of July 28, 2010.

Class	Number of Shares
Common Stock $0.0001 par value	45,275,236

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.                         Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$19,639	$21,934
Marketable securities	49,094	73,716
Accounts receivable	1,376	—
Unbilled collaboration revenue	1,955	4,750
Prepaid expenses and other current assets	1,550	1,693
Total current assets	73,614	102,093

Property and equipment, net of accumulated depreciation	10,217	11,795
Intangible assets, net	2,636	2,785
Restricted cash	1,778	1,778
Total assets	$88,245	$118,451

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,561	$4,225
Accrued expenses	4,234	6,114
Deferred revenue	2,571	2,850
Capital lease obligations	2,323	2,344
Lease financing liability	633	737
Deferred rent	58	70
Total current liabilities	11,380	16,340

Deferred revenue, net of current portion	4,847	5,913
Capital lease obligations, net of current portion	650	1,729
Lease financing liability, net of current portion	—	258
Other long term liabilities	51	49
Total liabilities	16,928	24,289

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized at June 30, 2010 and December 31, 2009, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 44,994 and 44,627 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	4	4
Additional paid-in capital	423,440	415,214
Accumulated other comprehensive income (loss)	10	(7)
Accumulated deficit	(352,137)	(321,049)
Total stockholders’ equity	71,317	94,162
Total liabilities and stockholders’ equity	$88,245	$118,451

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Collaboration revenue	$2,795	$6,605	$6,485	$10,595
Operating expenses:
Research and development*	11,778	17,650	24,033	33,468
General and administrative*	5,959	5,836	13,434	12,110
Total operating expenses	17,737	23,486	37,467	45,578

Loss from operations	(14,942)	(16,881)	(30,982)	(34,983)

Other income (expense):
Interest income	26	258	86	617
Interest expense	(88)	(149)	(192)	(311)

Net loss	$(15,004)	$(16,772)	$(31,088)	$(34,677)

Basic and diluted net loss per share	$(0.34)	$(0.43)	$(0.71)	$(0.89)

Shares used in computing basic and diluted net loss per share	44,069	38,804	43,911	38,774

*Includes the following share-based compensation expense:
Research and development	$944	$1,130	$2,483	$2,188
General and administrative	$1,541	$1,718	$4,070	$3,367

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating activities:
Net loss	$(31,088)	$(34,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,196	2,255
Share-based compensation expense	6,553	5,555
Amortization of premium (accretion of discount) on investments	586	(455)
Loss on disposal of assets	6	—
Amortization of intangible assets	149	176
Changes in operating assets and liabilities:
Accounts receivable	(1,376)	(2,017)
Unbilled collaboration revenue	2,795	(3,601)
Prepaid expenses and other current assets	143	201
Accounts payable	(2,664)	1,196
Accrued expenses	(1,880)	(1,586)
Deferred rent	(35)	(35)
Deferred revenue	(1,345)	(1,066)
Other current liabilities	—	(500)
Other long term liabilities	25	—
Net cash used in operating activities	(25,935)	(34,554)

Cash Flows from Investing activities:
Purchases of property and equipment	(624)	(959)
Purchases of marketable securities	(37,048)	(40,860)
Proceeds from maturities of marketable securities	61,101	36,735
Net cash provided by (used in) investing activities	23,429	(5,084)

Cash Flows from Financing activities:
Proceeds from issuance of common stock under stock plans	1,673	233
Payments on financed leasehold improvements	(362)	(337)
Principal payments on capital lease obligations	(1,100)	(903)
Principal payments on line of credit	—	(17)
Net cash provided by (used in) financing activities	211	(1,024)

Decrease in cash and cash equivalents	(2,295)	(40,662)

Cash and cash equivalents, beginning of period	21,934	55,070

Cash and cash equivalents, end of period	$19,639	$14,408

Supplemental Cash Flow Information:
Cash paid for interest	$192	$311

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      The Company

Business

Momenta Pharmaceuticals, Inc. (the “Company” or “Momenta”) was incorporated in the state of Delaware in May, 2001 and began operations in early 2002. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company specializing in the detailed structural analysis of complex mixture drugs, applying its technology to the development of generic or follow-on versions of complex drug products as well as to the discovery and development of complex novel drugs. The Company presently derives all of its revenue from collaboration agreements with pharmaceutical companies.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 12, 2010.

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

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash and that mature within three months from date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost, and were primarily comprised of money market funds at June 30, 2010 and December 31, 2009.

Concentration of Credit Risks

The Company’s primary exposure to credit risk derives from its cash, cash equivalents and marketable securities.

The Company invests its cash in bank deposits, money market accounts, corporate debt securities, commercial paper and United States government-sponsored enterprise securities in accordance with its investment policy. The Company has established guidelines relating to diversification and maturities that allow the Company to manage risk.

Marketable Securities

Available-for-sale debt securities are recorded at fair market value. Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reported as a separate component of stockholders’ equity. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the consolidated statements of operations. There were no charges taken for other-than-temporary declines in fair value of marketable securities during the three and six months ended June 30, 2010 and 2009. Realized gains and losses are reported in interest income on a specific identification basis. There were no realized gains or losses on marketable securities during the three and six months ended June 30, 2010 and 2009.

Unbilled Collaboration Revenue

Unbilled collaboration revenue represents amounts owed from one collaborative partner at June 30, 2010 and December 31, 2009. The Company has not recorded any allowance for uncollectible accounts or bad debt write-offs and it monitors its receivables to facilitate timely payment.

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

Long-Lived Assets

The Company evaluates the recoverability of its property, equipment and intangible assets when circumstances indicate that an event of impairment may have occurred. The Company recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the undiscounted future cash flows of such assets or businesses. No impairment charges have been recognized through June 30, 2010.

Revenue Recognition

The Company receives revenue from collaboration agreements. Under the terms of collaboration agreements entered into by the Company, the Company may receive non-refundable, up-front license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved and/or profit-sharing or royalties on product sales. Agreements containing multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborative partner and whether there is objective and reliable evidence of fair value of the undelivered obligation(s). The consideration received is then allocated among the separate units based on either their respective fair values or the residual method, and the applicable revenue recognition criteria are applied to each of the separate units.

Revenue from non-refundable, up-front license fees is recognized on a straight-line basis over the contracted or estimated period of performance, which is typically the development term. Research and development funding is recognized as earned over the period of effort.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs include salaries and related expenses for personnel, license fees, consulting fees, clinical trial costs, contract research and manufacturing costs, and the costs of laboratory equipment and facilities.

Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are received.

Share-Based Compensation Expense

The Company recognizes the fair value of share-based compensation in its consolidated statements of operations. Share-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company’s stock option plans and employee stock purchase plan. The Company recognizes share-based compensation expense equal to the fair value of stock options on a straight-line basis over the requisite service period. Restricted stock awards are recorded as compensation cost, based on the market value on the date of the grant, on a straight-line basis over the requisite service period. The Company issues new shares upon stock option exercises, upon the grant of restricted stock awards and under the Company’s employee stock purchase plan.

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model. The Company considers, among other factors, the implied volatilities of its own currently traded options to provide an estimate of volatility based upon current trading activity. The Company concluded that a blended volatility rate based upon its own historical performance, as well as the implied volatilities of its own currently traded options, appropriately reflects the expected volatility of its stock going forward. The Company uses a blend of its own historical data and peer data to estimate option exercise and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option.

For purposes of identifying peer entities, the Company considers characteristics such as industry, stage of life cycle and financial leverage. The Company updates these assumptions as needed to reflect recent historical data. The risk-free interest rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant.

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

The Company applies judgment in the determination of the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For the six months ended June 30, 2010, the Company had no material unrecognized tax benefits and no adjustments to its deferred tax assets.  The Company recognizes any material interest and penalties related to unrecognized tax benefits in income tax expense.

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

Comprehensive Loss

Accumulated other comprehensive income (loss) as of June 30, 2010 and December 31, 2009 consists entirely of unrealized gains and losses on available-for-sale securities. Comprehensive loss for the three months ended June 30, 2010 and 2009 was $15.0 million and $16.9 million, respectively.  Comprehensive loss for the six months ended June 30, 2010 and 2009 was $31.1 million and $35.0 million, respectively.

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

Segment Reporting

Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of product candidates. All of the Company’s revenues through June 30, 2010 have come from one collaborative partner.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements (Topic 605), or ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of Accounting Standards Codification Subtopic 605-25. The consensus in ASU No. 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The present standard requires that the fair value of the undelivered item be either the price of the item sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. In addition, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented. The Company does not believe this standard will have a material impact on its financial position or results of operations.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method, or ASU 2010-017. ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. ASU No. 2010-017 is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement ASU No. 2010-17 prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations.

3.                                      Fair Value Measurements

In January 2010, the Company adopted a newly issued accounting standard that requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company’s financial position or results of operations. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount.

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points from active markets that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

The Company’s financial assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by its third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by its pricing services as of June 30, 2010 and December 31, 2009.

There have been no transfers of assets between the fair value measurement classifications.

The following tables set forth the Company’s financial assets that were recorded at fair value at June 30, 2010 and December 31, 2009 (in thousands):

Description	Balance as of June 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$18,889	$18,889	$—	$—
Marketable securities:
U.S. Treasury obligations	9,028	9,028	—	—
U.S. Government-sponsored enterprise obligations	40,066	—	40,066	—

Total	$67,983	$27,917	$40,066	$—

Description	Balance as of December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$20,201	$19,700	$501	$—
Marketable securities:
U.S. Treasury obligations	15,181	15,181	—	—
U.S. Government-sponsored enterprise obligations	58,535	—	58,535	—

Total	$93,917	$34,881	$59,036	$—

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, unbilled collaboration revenue, other current assets, accounts payable and accrued expenses, approximate fair value due to their short-term maturities. The carrying amounts of the capital lease obligations approximate their fair values due to their variable interest rates.

4.                                      Cash, Cash Equivalents and Marketable Securities

The following table summarizes the Company’s cash, cash equivalents and marketable securities as of June 30, 2010 and December 31, 2009 (in thousands):

As of June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$19,639	$—	$—	$19,639
U.S. Treasury obligations due in one year or less	9,027	1	—	9,028
U.S. Government-sponsored enterprise obligations due in one year or less	40,057	11	(2)	40,066

Total	$68,723	$12	$(2)	$68,733

Reported as:
Cash and cash equivalents	$19,639	$—	$—	$19,639
Marketable securities	49,084	12	(2)	49,094

Total	$68,723	$12	$(2)	$68,733

As of December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$21,433	$—	$—	$21,433
U.S. Treasury obligations due in one year or less	15,184	1	(4)	15,181
U.S. Government-sponsored enterprise obligations due in one year or less	59,040	11	(15)	59,036

Total	$95,657	$12	$(19)	$95,650

Reported as:
Cash and cash equivalents	$21,934	$—	$—	$21,934
Marketable securities	73,723	12	(19)	73,716

Total	$95,657	$12	$(19)	$95,650

At June 30, 2010, two marketable securities were in an unrealized loss position for less than one year. At December 31, 2009, 18 marketable securities were in an unrealized loss position for less than one year. The unrealized losses were caused by fluctuations in interest rates. The following tables summarize the aggregate fair value of these securities at June 30, 2010 and December 31, 2009 (in thousands):

	As of June 30, 2010
Security Type	Aggregate Fair Value	Unrealized Losses
U.S. Government-sponsored enterprise obligations due in one year or less	$3,068	$(2)

	As of December 31, 2009
Security Type	Aggregate Fair Value	Unrealized Losses
U.S. Treasury bonds due in one year or less	$9,122	$(4)
U.S. Government-sponsored enterprise obligations due in one year or less	$22,857	$(15)

To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company reviewed its investments with unrealized losses and concluded that no other-than-temporary impairment existed at June 30, 2010, as it has the ability and intent to hold these investments to maturity and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis.

5.                                      Intangible Assets

As of June 30, 2010 and December 31, 2009, intangible assets, net of accumulated amortization, are as follows (in thousands):

		June 30, 2010		December 31, 2009
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core technology	12 years	$3,593	$(957)	$3,593	$(808)
Non-compete agreement	2 years	170	(170)	170	(170)

Total intangible assets		$3,763	$(1,127)	$3,763	$(978)

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets.  The non-compete agreement is fully amortized as of April 30, 2009. Amortization expense was $75,000 and $80,000 for the three months ended June 30, 2010 and 2009, respectively. Amortization expense was $0.1 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively.

The Company expects to incur amortization expense of approximately $0.3 million per year for each of the next five years.

6.                                      Collaboration Agreements

2003 Sandoz Collaboration

In November 2003, the Company entered into a collaboration and license agreement (the “2003 Sandoz Collaboration”) with Sandoz N.V. and Sandoz Inc. to jointly develop and commercialize enoxaparin sodium injection, formerly known as M-Enoxaparin, a generic version of Lovenox®, a low molecular weight heparin or LMWH. Sandoz N.V. later assigned its rights and obligations under the 2003 Sandoz Collaboration to Sandoz AG. Sandoz AG and Sandoz Inc. are collectively referred to as “Sandoz.” Under the 2003 Sandoz Collaboration, the Company granted Sandoz the exclusive right to manufacture, distribute and sell enoxaparin sodium injection in the United States. The Company agreed to provide development and related services on a commercially reasonable basis, which includes developing a manufacturing process to make enoxaparin sodium injection, scaling up the process, contributing to the preparation of an Abbreviated New Drug Application, or ANDA, in Sandoz’s name to be filed with the United States Food and Drug Administration, or FDA, further scaling up the manufacturing process to commercial scale, and related development of intellectual property. The Company has the right to participate in a joint steering committee which is responsible for overseeing development, legal and commercial activities and approves the annual collaboration plan. Sandoz is responsible for commercialization activities and will exclusively distribute and market the product.

As compensation under the 2003 Sandoz Collaboration, the Company received a $0.6 million non-refundable up-front payment as reimbursement for certain specified vendor costs that were incurred prior to the effective date of the 2003 Sandoz Collaboration. The Company is paid at cost for external costs incurred for development and related activities and is paid for full time equivalents, or FTEs, performing development and related services. In addition, Sandoz will share profits with the Company, in the event there are no third party competitors marketing a Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration). Alternatively, in certain circumstances, if there are third-party competitors marketing a Lovenox-Equivalent Product, Sandoz will pay royalties to the Company on net sales of enoxaparin sodium injection. If certain milestones are achieved with respect to enoxaparin sodium injection under certain circumstances, Sandoz will make payments to the Company, which would reach $55 million if all such milestones are achieved. A portion of the development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, will be offset against profit-sharing amounts, royalties and milestone payments. Sandoz also may offset a portion of any product liability costs and certain other expenses arising from patent litigation against any profit-sharing amounts, royalties and milestone payments. The Company had not earned any milestones, royalties or profit-sharing amounts through June 30, 2010.

The Company recognized the $0.6 million non-refundable up-front payment as revenue on a straight-line basis over the estimated enoxaparin sodium injection development period of 5.5 years. The deferral period for the up-front payment associated with the 2003 Sandoz Collaboration was completed during 2008.

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

2006 Sandoz Collaboration

In July 2006, the Company entered into a Stock Purchase Agreement and an Investor Rights Agreement with Novartis Pharma AG, and in June 2007, the Company and Sandoz AG executed a definitive collaboration and license agreement (the “Definitive Agreement”). Together, this series of agreements is referred to as the “2006 Sandoz Collaboration.”

Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of the Company’s common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million. The Company recognizes revenue from the $13.6 million paid premium on a straight-line basis over the estimated development period of approximately six years beginning in June 2007. The Company recognized revenue relating to this paid premium of approximately $0.5 million and $1.1 million for the three and six months ended June 30, 2010, respectively. Under the 2006 Sandoz Collaboration, the Company and Sandoz AG expanded the geographic markets for enoxaparin sodium injection covered by the 2003 Sandoz Collaboration to include the European Union and further agreed to exclusively collaborate on the development and commercialization of three other follow-on and complex generic products for sale in specified regions of the world. In December 2008, the Company and Sandoz AG terminated the collaborative program with regard to one of the follow-on products, M249, primarily due to the commercial prospects for M249. In December 2009, the Company and Sandoz AG terminated the collaborative program with regard to the other follow-on product, M178. Each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions. For the remaining products under the collaboration, the Company has agreed to provide development and related services on a commercially reasonable basis, which includes developing a manufacturing process to make the products, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale, and related development of intellectual property. The Company has the right to participate in a joint steering committee, which is responsible for overseeing development, legal and commercial activities and approves the annual collaboration plan. Sandoz AG is responsible for commercialization activities and will exclusively distribute and market the products.

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

7.                                      Share-Based Payments

2004 Stock Incentive Plan

The Company’s 2004 Stock Incentive Plan, as amended, allows for the granting of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights and other share-based awards to employees, officers, directors, consultants and advisors. At December 31, 2009, the Company was authorized to issue up to 9,420,445 shares of common stock with annual increases (to be added on the first day of the Company’s fiscal years during the period beginning in fiscal year 2005 and ending on the second day of fiscal year 2013) equal to the lowest of (i) 1,974,393 shares, (ii) 5% of the then outstanding number of common shares or (iii) such other amount as the Board of Directors may authorize. Effective January 1, 2010, the Company’s Board of Directors increased the number of authorized shares by 1,974,303 shares. At June 30, 2010, the Company had 5,029,250 shares available for grant under the 2004 Stock Incentive Plan.

Share-Based Compensation Expense

Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the three months ended June 30, 2010 and 2009 was $2.5 million and $2.8 million, respectively.  Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the six months ended June 30, 2010 and 2009 was $6.6 million and $5.6 million, respectively.

In the three month period ended March 31, 2010, the Company recorded a charge to research and development expense of $0.6 million and a charge to general and administrative expense of $1.0 million, due to a correction in the application of the stock option forfeiture rates used to calculate share-based compensation expense during the years ending December 31, 2006, 2007 and 2008.  In accordance with SEC Staff Accounting Bulletin (SAB) No. 99 Materiality and SAB No. 108, the Company assessed the materiality of these charges to its financial statements for the years ended December 31, 2006, 2007 and 2008, using both the roll-over method and iron-curtain method as defined in SAB No. 108. The Company concluded the effect of understating share-based compensation was not material to its financial statements for the years ended December 31, 2006, 2007 and 2008 and, as such, those financial statements are not materially misstated. The Company also concluded that providing for the correction of the understatement in 2010 would not have a material effect on its financial statements for the year ending December 31, 2010.

Share-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan was $1.9 million and $2.1 million for the three months ended June 30, 2010 and 2009, respectively.  Share-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan was $5.2 million and $4.1 million for the six months ended June 30, 2010 and 2009, respectively.  During the six months ended June 30, 2010, 725,942 stock options were granted in connection with annual merit, new hire and Board of Director awards.  The weighted average grant date fair value of options granted to employees was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below.  The weighted average grant date fair value of option awards granted during the three months ended June 30, 2010 and 2009 was $7.70 and $6.88 per option, respectively.  The weighted average grant date fair value of option awards granted during the six months ended June 30, 2010 and 2009 was $9.56 and $8.05 per option, respectively.

The following table summarizes the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009
Expected volatility	71%	98%	71%	98%
Expected dividends	—	—	—	—
Expected life (years)	4.5	6	0.5	0.5
Risk-free interest rate	2.8%	3.4%	0.2%	0.4%

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
Expected volatility	71%	98%	85%	93%
Expected dividends	—	—	—	—
Expected life (years)	5.7	6	0.5	0.5
Risk-free interest rate	3.1%	2.6%	0.2%	0.9%

At June 30, 2010, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $11.0 million, including estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.3 years.

During the six months ended June 30, 2010, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 188,650 shares of common stock.  Additionally, the Company issued 29,942 shares of common stock to employees under the Company’s employee stock purchase plan during the six months ended June 30, 2010.

Restricted Stock Awards

The Company has also made awards of restricted common stock to certain employees, officers and directors. During the six months ended June 30, 2010, the Company awarded 147,638 shares of restricted common stock to certain employees and officers in connection with annual merit awards. Awards generally fully vest four years from the grant date, although certain awards granted in prior periods have performance conditions, such as the commercial launch of enoxaparin sodium injection in the United States.

A summary of the status of nonvested shares of restricted stock as of June 30, 2010, and the changes during the six months then ended, is presented below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	1,001	$16.99
Granted	148	15.37
Vested	(299)	18.98
Forfeited	—	—

Nonvested at June 30, 2010	850	$16.01

Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of June 30, 2010 are summarized below:

Vesting Schedule	Nonvested Shares (in thousands)
Time-based	475
Performance-based	375

Nonvested at June 30, 2010	850

The Company recorded share-based compensation expense related to outstanding restricted stock awards of $0.5 million and $0.7 million for the three months ended June 30, 2010 and 2009.  The Company recorded share-based compensation expense related to outstanding restricted stock awards of $1.2 million and $1.4 million for the six months ended June 30, 2010 and 2009.  As of June 30, 2010, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $4.2 million, which is expected to be recognized over the weighted average remaining requisite service period of 1.3 years.

8.                                  Subsequent Events

The Company evaluated events and transactions after the date of the balance sheet date but prior to the issuance of the financial statements for potential recognition or disclosure in its financial statements.  The Company did not identify any material subsequent events requiring adjustment (recognized subsequent events).  Those items requiring disclosure (unrecognized subsequent events) are described below.

On July 23, 2010, the FDA granted marketing approval of the ANDA for enoxaparin sodium injection filed by Sandoz, as a generic version of Lovenox®, used to prevent and treat deep vein thrombosis, or DVT, and to support the treatment of acute coronary syndromes, or ACS. Developed under a collaboration agreement between the Company and Sandoz, this product has been designated therapeutically equivalent to the reference-listed drug, Lovenox(R), which is marketed by Sanofi-Aventis.

As a result of the FDA’s approval of enoxaparin sodium for injection on July 23, 2010, in its financial statements for the quarter ending September 30, 2010, the Company expects to record commercial revenue as well as $5.0 million in collaboration revenue related to the achievement of a regulatory milestone defined in the 2003 Sandoz Collaboration agreement described in Note 6.

9.                                      Legal Contingencies

In July 2008, the FDA accepted for review the ANDA containing a Paragraph IV certification for generic Copaxone submitted by Sandoz. Subsequently, in August 2008 Teva Pharmaceutical Industries Ltd. and related entities sued Sandoz, Novartis AG and the Company for patent infringement. On January 20, 2010, the court heard arguments from the parties on the meaning of certain disputed claim terms in a claim construction hearing (also known as a “Markman hearing”). There is no defined timeline for the judge to issue a decision on claim construction but such a decision could be issued at any time. In December 2009, in a separate action in the same court, Teva Pharmaceutical Industries Ltd. and related entities sued Sandoz, Novartis AG and the Company for patent infringement related to additional patents after Teva’s motion to add those additional patents to the ongoing Paragraph IV litigation was denied. While it is not possible to determine with any degree of certainty the ultimate outcome of the legal proceeding, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. In addition, under the terms of the 2006 Sandoz Collaboration, Sandoz AG agreed to indemnify the Company for various claims, including patent infringement claims based on the Company’s activities related to partnered programs. The Company has not recorded any accrual for such matter as it is not probable that a loss has been incurred nor is a loss estimable.

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

Our complex generics and follow-on biologics activities are focused on building a thorough understanding of the structure-process-activity of complex molecule drugs to develop generic versions of marketed products. While we use a similar analytical and development approach across all of our product candidates, we tailor that approach for each specific product candidate. Our first objective is to apply our core analytical technology to thoroughly characterize the structure of the marketed product. By defining the chemical composition of multiple batches of the marketed product, we are able to develop an equivalence window which captures the inherent variability of the innovator’s manufacturing process. Using this information we then build an extensive understanding of the structure-process relationship to thoroughly understand, design and control our manufacturing process to reproducibly manufacture an equivalent version of the marketed product. Where necessary, and as required by the United States Food and Drug Administration, or FDA, we will supplement an application with additional supportive structure-activity data (e.g., immunogenicity, pharmacodynamics). Our goal is to obtain FDA approval for and commercialize, either directly or with collaborative partners, complex generic and follow-on biologic products thereby providing high quality, effective, safe and affordable medicines to patients in need.

Our two advanced complex generic product programs target marketed products which were originally approved by the FDA as New Drug Applications, or NDAs. Therefore, we were able to access the existing generic regulatory pathway and submit Abbreviated New Drug Applications, or ANDAs.  Enoxaparin sodium injection, formerly known as M-Enoxaparin, received FDA marketing approval in July 2010 as a generic version of Lovenox®, a low molecular weight heparin, or LMWH, used to prevent and treat deep vein thrombosis, or DVT, and to support the treatment of acute coronary syndromes, or ACS.  Lovenox is a complex mixture of polysaccharide chains derived from naturally sourced heparin.  M356 is designed to be a generic version of Copaxone® (glatiramer acetate injection), a drug that is indicated for the reduction of the frequency of relapses in patients with Relapsing-Remitting Multiple Sclerosis, or RRMS. Copaxone consists of a complex mixture of polypeptide chains. With M356, we have extended our core characterization and process engineering capabilities from the characterization of complex polysaccharide mixtures to include the characterization of complex polypeptide mixtures.  The ANDA for M356 is currently under FDA review.

In addition to our two complex generic product programs, our follow-on biologics program further extends our proprietary technology platform to include the characterization and engineering of therapeutic protein products. By thoroughly characterizing these molecules, which are derived from natural or cell based manufacturing processes, we seek to gain a deeper understanding of the relationship between the multiple steps involved in their manufacturing processes and the final product compositions. Our goal is to replicate our development approach with enoxaparin sodium injection and M356 and pursue the development and commercialization of multiple biogeneric (designated by FDA to be substitutable with the marketed product) or biosimilar (designated by FDA not to be directly substitutable with the marketed drug) products.

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

Since our inception in May 2001, we have incurred annual net losses. As of June 30, 2010, we had an accumulated deficit of $352.1 million. We expect to incur substantial and increasing losses for the next several years as we continue to develop our product candidates, expand our research and development activities and prepare for the potential commercial launch of additional product candidates. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

In November 2003, we entered into a collaboration and license agreement, or the 2003 Sandoz Collaboration, with Sandoz N.V. and Sandoz Inc. to jointly develop, manufacture and commercialize enoxaparin sodium injection. Sandoz N.V. later assigned its rights in the 2003 Sandoz Collaboration to Sandoz AG.  We refer to Sandoz AG and Sandoz Inc. together as Sandoz.

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

Since our inception and through June 30, 2010, we have had no revenues from product sales. Our revenues through June 30, 2010 have been derived from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and primarily consist of amounts earned by us for reimbursement by Sandoz of research and development services and development costs for certain programs. As a result of the FDA’s approval of enoxaparin sodium injection in July 2010, we expect that our revenues under the 2003 Sandoz Collaboration will increase in the near term.  In addition to commercial revenues associated with the sale of enoxaparin sodium injection, in our financial statements for the quarter ended September 30, 2010, we expect to record $5.0 million in revenue related to the achievement of a regulatory milestone defined in the 2003 Sandoz Collaboration.  The revenues that we will recognize from the sale of enoxaparin sodium injection will depend, among other things, on whether Sandoz is able to continue commercialization of enoxaparin sodium injection, whether the lawsuit filed by Sanofi-Aventis in July 2010 is partially or wholly successful at limiting Sandoz’s sales of enoxaparin sodium injection and whether any other generic versions of Lovenox are approved by the FDA.  Sandoz will, in the event there are no third party competitors marketing an interchangeable generic version of Lovenox, provide to us a share of the profits from the sale of enoxaparin sodium injection. This profit share percentage is between 40%—50%. If another interchangeable generic Lovenox-equivalent is on the market, we are entitled to receive a royalty on net sales by Sandoz. That royalty rate ranges from high single to low double digits. If the only competitor to enoxaparin sodium injection is an authorized generic, we receive hybrid economics—a royalty up to a specified sales level, then a profit share on net sales above the sales cut-off. In all of these scenarios, a portion of the development expenses and certain legal expenses which have exceeded a specified amount will be offset against the profit-sharing amounts and royalties payments. The portion of these expenses we are obligated to reimburse to Sandoz varies depending on whether we are entitled to profit-sharing amounts or royalties payments and is proportional to our economic interest in sales of enoxaparin sodium injection by Sandoz. Sandoz also may offset a portion of any product liability costs and certain other expenses arising from patent litigation against any profit-sharing amounts, royalties and milestone payments. These offsets are limited to a fifty percent reduction of the revenue payable by Sandoz to us each quarter. We expect amounts that we receive under the 2003 Sandoz Collaboration will be reduced by such offsets for the next several quarters as we reimburse Sandoz for the portion of the expenses for which we are responsible. To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates.

Financial Operations Overview

Revenue

We have recognized, in the aggregate, $101.1 million of revenue from our inception through June 30, 2010. This revenue was derived entirely from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration. We will seek to generate revenue from a combination of research and development payments, profit sharing payments, milestone payments and royalties in connection with our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and similar future collaborative or strategic relationships. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development and other payments received under our collaborative or strategic relationships, and the amount and timing of payments we receive upon the sale of our products.

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

The following summarizes our primary commercial and development programs:

Commercial and Development Programs

Enoxaparin Sodium Injection

Enoxaparin sodium injection, our first product to receive marketing approval under an ANDA, is a generic version of Lovenox, a complex drug consisting of a mixture of polysaccharide chains. Lovenox is a widely-prescribed LMWH used for the prevention and treatment of DVT and to support the treatment of ACS. Lovenox is distributed worldwide by Sanofi-Aventis and is also known outside the United States as Clexane® and Klexane®.  Under our 2003 Sandoz Collaboration, we work with Sandoz exclusively to develop, manufacture and commercialize enoxaparin sodium injection in the United States and Sandoz is responsible for funding substantially all of the United States-related enoxaparin sodium injection development, regulatory, legal and commercialization costs.

Sandoz submitted ANDAs in its name to the FDA for enoxaparin sodium injection in syringe and vial forms, seeking approval to market enoxaparin sodium injection in the United States.  The ANDA for the syringe form of enoxaparin sodium injection was approved in July 2010.  The FDA is currently reviewing the ANDA for the vial form of enoxaparin sodium injection.

         In July, 2010, Sanofi-Aventis U.S. LLC, or Sanofi-Aventis, filed a lawsuit in the United States District Court for the District of Columbia against the FDA, Margaret A. Hamburg, Commissioner of Food and Drugs, and Kathleen Sebelius, Secretary of Health and Human Services.  The complaint alleged, among other things, that FDA’s approval of the ANDA filed by Sandoz for enoxaparin sodium injection was arbitrary and capricious and exceeded FDA’s statutory authority by requiring additional data for the purpose of demonstrating the safety or effectiveness of a generic version of Lovenox and departing from its own precedent governing the approval of generic drugs that have not been fully characterized. The lawsuit sought, among other things, a temporary restraining order and preliminary injunction directing the FDA to suspend and withdraw its approval of the ANDA filed by Sandoz for enoxaparin sodium injection.  The court held a status conference on July 26, 2010 and set a schedule for consideration of preliminary injunctive relief, with a hearing to be held on August 17, 2010.  At the status conference, the court did not place any restrictions on the sale of enoxaparin sodium injection by Sandoz.  We believe that Sanofi-Aventis’s claims are without merit and are cooperating with Sandoz to vigorously oppose the lawsuit.

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

In December 2007, our collaborative partner, Sandoz, submitted to the FDA an ANDA in its name containing a Paragraph IV certification seeking approval to market M356 in the United States. In July 2008, the FDA notified Sandoz that it had accepted the ANDA for review as of December 27, 2007. In addition, the FDA’s published database indicates that the first substantially complete ANDA submitted for glatiramer acetate injection containing a Paragraph IV certification was filed on December 27, 2007, making Sandoz’s ANDA eligible for the grant of a 180-day generic exclusivity period upon approval. Under applicable laws, there are a number of ways an ANDA applicant may forfeit its 180-day exclusivity, including if the applicant fails to achieve at least tentative approval within 30 months after the date on which the ANDA is filed. Because tentative approval for the M356 ANDA has not been obtained in the specified timeframe of 30 months, the 180-day exclusivity period for which Sandoz’s ANDA is eligible will be forfeited unless certain conditions enumerated in the statute apply. Sandoz and we will not know whether such conditions apply, or whether the 180-exclusivity is forfeited, unless and until the FDA approves the ANDA.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, legal, accounting, investor relations, information technology, business development and human resource functions. Other costs include facility and insurance costs not otherwise included in research and development expenses and professional fees for legal and accounting services and other general expenses.

Results of Operations

Three Months Ended June 30, 2010 and 2009

Revenue

Revenue for the three months ended June 30, 2010 and 2009 was $2.8 million and $6.6 million, respectively. Revenue for the three months ended June 30, 2010 and 2009 consists of (i) amounts earned by us under our 2003 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs and (ii) amounts earned by us under our 2006 Sandoz Collaboration for reimbursement of research and development services, reimbursement of development costs and amortization of the equity premium paid by Novartis Pharma AG in connection with the 2006 Sandoz Collaboration.  Revenue for the three month period ended June 30, 2010 compared to the three months ended June 30, 2009 decreased by $3.8 million primarily due to a decrease of $2.4 million in reimbursable manufacturing expenses associated our M356 program and a decrease of $1.4 million in reimbursable expenses associated with our enoxaparin sodium injection program as the ANDA review process approached completion.

Research and Development

Research and development expense for the three months ended June 30, 2010 was $11.8 million compared to $17.7 million for the three months ended June 30, 2009. The decrease of $5.9 million, or 33%, from the 2009 period to the 2010 period resulted from decreases of: $4.3 million related to the timing of manufacturing, process development and third-party research costs primarily in support of our M356 program; $1.3 million in clinical trial costs due to the completion of our M118 Phase 2a clinical trial in June 2009; $0.6 million in research consultants principally related to our completed M118 Phase 2a clinical trial; $0.5 million in laboratory supplies; $0.2 million in share-based compensation expense and $0.1 million in laboratory equipment depreciation. These decreases were offset by an increase of $0.6 million in personnel and related costs and a $0.5 million credit in the 2009 period to research and development expense as a result of a revision to an accrued milestone liability.

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

The following table summarizes the primary components of our research and development expenditures for our principal commercial and development programs for the three months ended June 30, 2010 and 2009, and shows the total external costs incurred by us for each of our major commercial and development projects. The table excludes costs incurred by our collaboration partner on such major commercial and development projects. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing our research and development activities.

	Research and Development Expense (in thousands)
Commercial and Development Programs (Status)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Project Inception to June 30, 2010

Enoxaparin Sodium Injection (ANDA Approved July 2010)	$454	$1,063	$45,251
M356 (ANDA Filed)	992	4,547	28,227
M118 (Phase 2a)	95	2,245	35,630
Other development programs	1,066	422
Discovery programs	20	96
Research and development internal costs	9,151	9,277

Total research and development expense	$11,778	$17,650

The decrease of $0.6 million in external expenditures related to our enoxaparin sodium injection program from the 2009 period to the 2010 period was primarily due to lower manufacturing activity and a shift to commercial activity being contracted directly with Sandoz. The decrease of $3.6 million in external expenditures related to our M356 program from the 2009 period to the 2010 period was primarily related to the timing of process development activities, manufacturing and third-party research costs. The decrease of $2.1 million in external expenditures on our M118 program from the 2009 period to the 2010 period was due to the completion our Phase 2a clinical trial in June 2009. The increase of $0.6 million in external expenditures related to our other development programs from the 2009 period to the 2010 period was principally due to pre-clinical activities on our M402 program.

The research and development internal costs, which include compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation, were consistent from the 2009 period to the 2010 period.

General and Administrative

General and administrative expense for the three months ended June 30, 2010 was $5.9 million, compared to $5.8 million for the three months ended June 30, 2009. General and administrative expense increased by $0.1 million, or 2%, from the 2009 period to the 2010 period due to an increase of $0.2 million in professional fees and an increase of $0.1 million in personnel and related costs, offset by decrease of $0.2 million in share-based compensation expense.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

Interest Income and Expense

Interest income was $26,000 and $0.3 million for the three months ended June 30, 2010 and 2009, respectively. The decrease of $0.3 million from the 2009 period to the 2010 period was due to lower average investment balances and lower interest rates.

Interest expense was $0.1 million for each of the three months ended June 30, 2010 and 2009.  We have not drawn any additional amounts from our equipment capital lease obligation since December of 2007.

Six Months Ended June 30, 2010 and 2009

Revenue

Revenue for the six months ended June 30, 2010 and 2009 was $6.5 million and $10.6 million, respectively. Revenue for the six months ended June 30, 2010 and 2009 consists of (i) amounts earned by us under our 2003 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs and (ii) amounts earned by us under our 2006 Sandoz Collaboration for reimbursement of research and development services, reimbursement of development costs and amortization of the equity premium paid by Novartis Pharma AG in connection with the 2006 Sandoz Collaboration.  Revenue for the six month period ended June 30, 2010 compared to the six months ended June 30, 2009 decreased by $4.1 million primarily due to a decrease of $2.6 million in reimbursable manufacturing expenses associated our M356 program and a decrease of $1.5 million in reimbursable expenses associated with our enoxaparin sodium injection program as the ANDA review process approached completion.

Research and Development

Research and development expense for the six months ended June 30, 2010 was $24.0 million compared to $33.5 million for the six months ended June 30, 2009. The decrease of $9.5 million, or 28%, from the 2009 period to the 2010 period resulted from decreases of: $5.6 million related to the timing of manufacturing, process development and third-party research costs primarily in support of our M356 program; $3.0 million in clinical trial costs due to the completion of our M118 Phase 2a clinical trial in June 2009; $1.5 million in research consultants principally related to our M118 Phase 2a clinical trial, completed in June 2009; $0.9 million in laboratory supplies; and $0.4 million in laboratory equipment depreciation. These decreases were offset by increases of $1.1 million in personnel and related costs, $0.3 million in share-based compensation expense and a $0.5 million credit in the 2009 period to research and development expense as a result of a revision to an accrued milestone liability.

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

The following table summarizes the primary components of our research and development expenditures for our principal commercial and development programs for the six months ended June 30, 2010 and 2009, and shows the total external costs incurred by us for each of our major commercial and development projects. The table excludes costs incurred by our collaboration partner on such major commercial and development projects. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing our research and development activities.

	Research and Development Expense (in thousands)
Commercial and Development Programs (Status)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Project Inception to June 30, 2010

Enoxaparin Sodium Injection (ANDA Approved July 2010)	$1,149	$1,838	$45,251
M356 (ANDA Filed)	1,544	6,652	28,227
M118 (Phase 2a)	361	4,987	35,630
Other development programs	1,825	601
Discovery programs	110	161
Research and development internal costs	19,044	19,229

Total research and development expense	$24,033	$33,468

The decrease of $0.7 million in external expenditures related to our enoxaparin sodium injection program from the 2009 period to the 2010 period was primarily due to lower manufacturing activity and a shift to commercial activity being contracted directly with Sandoz. The decrease of $5.1 million in external expenditures related to our M356 program from the 2009 period to the 2010 period was primarily related to the timing of process development activities, manufacturing and third-party research costs. The decrease of $4.6 million in external expenditures on our M118 program from the 2009 period to the 2010 period was due to the completion our Phase 2a clinical trial in June 2009. The increase of $1.2 million in external expenditures related to our other development programs from the 2009 period to the 2010 period was principally due to pre-clinical activities on our M402 program.

The research and development internal costs, which include compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation, were consistent from the 2009 period to the 2010 period.

General and Administrative

General and administrative expense for the six months ended June 30, 2010 was $13.4 million, compared to $12.1 million for the six months ended June 30, 2009. General and administrative expense increased by $1.3 million, or 11%, from the 2009 period to the 2010 period due to an increase of $0.7 million in share-based compensation expense principally due to a modification in the application of our forfeiture rate assumption and an increase of $0.6 million in personnel and related costs.

Interest Income and Expense

Interest income was $0.1 million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively. The decrease of $0.5 million from the 2009 period to the 2010 period was primarily due to lower average investment balances and lower interest rates.

Interest expense was $0.2 million and $0.3 million for the six months ended June 30, 2010 and 2009, respectively.  We have not drawn any additional amounts from our equipment capital lease obligation since December of 2007.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, payments from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, and borrowings from our lines of credit and capital lease obligations. As a result of the FDA’s approval of enoxaparin sodium injection in July 2010, we expect our revenues under the 2003 Sandoz Collaboration will increase in the near term. We believe that these funds will be sufficient to meet our operating requirements through at least 2011.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.  We may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

At June 30, 2010, we had $68.7 million in cash, cash equivalents and marketable securities.  In addition, we also hold $1.8 million in restricted cash which serves as collateral for a letter of credit related to our facility lease. Our funds at June 30, 2010 were invested in senior debt of government-sponsored enterprises and United States money market funds, directly or through managed funds, with remaining maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities are subject to significant risk at June 30, 2010.

During the six months ended June 30, 2010 and 2009, our operating activities used $25.9 million and $34.6 million, respectively. The use of cash for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities. For the six months ended June 30, 2010, non-cash items include share-based compensation expense of $6.6 million, amortization of purchased premiums on our marketable securities of $0.6 million, and depreciation and amortization expense of $2.3 million. For the six months ended June 30, 2010, our net loss adjusted for non-cash items was $21.6 million. In addition, the net change in our operating assets and liabilities used $4.3 million and resulted from: an increase in accounts receivable of $1.4 million, due to the timing of cash receipts from Sandoz; a decrease in unbilled collaboration revenue of $2.8 million, resulting from decreased commercial activities for our M356 program; a decrease in prepaid expenses and other current assets of $0.1 million, resulting from a decrease in interest receivable on our marketable securities; a decrease in accounts payable of $2.7 million, primarily due to the timing of commercial activities for our M356 program; a decrease in accrued expenses of $1.9 million, resulting from the payment of annual bonuses earned during 2009 and the timing of commercial activities for our M356 program; and a decrease in deferred revenue of $1.3 million, principally due to the amortization of the $13.6 million equity premium paid by Novartis Pharma AG in connection with the 2006 Sandoz Collaboration.

For the six months ended June 30, 2009, our net loss adjusted for non-cash items was $27.1 million.  In addition, the net change in our operating assets and liabilities used $7.4 million and resulted from: an increase in accounts receivable of $2.0 million, due to the timing of cash receipts from Sandoz; an increase in unbilled collaboration revenue of $3.6 million, resulting from increased manufacturing, process development and third-party research costs for our M356 program; an increase in accounts payable of $1.2 million, primarily due to billings for M356 manufacturing batches; a decrease in deferred revenue of $1.1 million, due to the amortization of the $13.6 million equity premium paid by Novartis Pharma AG in connection with the 2006 Sandoz Collaboration; a decrease in accrued expenses of $1.6 million, due primarily to a decrease in accrued compensation; and a decrease in other current liabilities of $0.5 million, due to a revision to an accrued milestone liability.

Net cash provided by investing activities was $23.4 million for the six months ended June 30, 2010. In the first six months of 2010, we received $61.1 million from maturities of marketable securities and we used $37.1 million of cash to purchase marketable securities. Net cash used in investing activities for the six months ended June 30, 2009 was $5.1 million. In the first six months of 2009, we used $40.8 million of cash to purchase marketable securities and we received $36.7 million from the maturities of marketable securities. During the six months ended June 30, 2010 and 2009, we used $0.6 million and $1.0 million, respectively, to purchase laboratory equipment and leasehold improvements.

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2010.  During the six months ended June 30, 2010, we received net proceeds of $1.7 million from stock option exercises and purchases of common shares through our employee stock purchase plan. These proceeds were offset by principal payments of $1.1 million on our capital lease agreement obligations and $0.4 million on financed leasehold improvements related to our corporate facility. Net cash used in financing activities for the six months ended June 30, 2009 was $1.0 million. We received proceeds of $0.2 million from stock option exercises and purchases of shares of common stock through our employee stock purchase plan. These proceeds were offset by principal payments of $0.9 million on our line of credit and lease agreement obligations and $0.3 million on financed leasehold improvements related to our corporate facility.

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations and capital and operating lease obligations.  On April 22, 2010, we exercised our right to extend the lease for our Cambridge facility by four years, through April 30, 2015. During the extension term, beginning on May 1, 2011, our annual rent increased by $1.2 million per year over our current annual rental rate.

The following table summarizes our contractual obligations at June 30, 2010 (in thousands):

Contractual Obligations	Total	July 1, 2010 through December 31, 2010	2011 through 2012	2013 through 2014	2015	After 2015
License maintenance obligations	$1,024	$79	$315	$315	$315	*
Capital lease obligations	3,180	1,363	1,817	—	—	—
Operating lease obligations	21,934	1,825	9,126	9,414	1,569	—

Total contractual obligations	$26,138	$3,267	$11,258	$9,729	$1,884	$—

*After 2015, the annual obligations, which extend indefinitely, are approximately $0.2 million per year.

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

Item 3.                         Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2010, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.                         Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since our inception in May 2001. At June 30, 2010, our accumulated deficit was $352.1 million. We have not generated revenues from the sale of any products through June 30, 2010.  Even with revenue from the sales of enoxaparin sodium injection which commenced sales in July, 2010, we may still incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. To become profitable, we must receive significant revenue, including from the sales of enoxaparin sodium injection.  In addition, we must successfully develop and obtain regulatory approval for our other drug candidates, and effectively manufacture, market and sell any other drugs we successfully develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

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

If we receive insufficient revenue for enoxaparin sodium injection, we may have to curtail our product development programs and our business would be materially harmed.

Our near-term ability to generate revenues and our future success, in large part, depend on the successful commercialization of enoxaparin sodium injection.  This success further depends, in large part, on Sandoz’ success in launching the product, capturing market share and in competing with Lovenox brand competition as well as potential other generic competition. Additional generic competition could lead to a significant loss of market share and a significant decline in pricing, resulting in a significant decline in revenue.  Because enoxaparin sodium injection was only approved by the FDA in late July 2010, we cannot be certain the launch and sales will be successful and sustained.

If other generic versions of Lovenox are approved and successfully commercialized, our business would suffer due to a substantial change in the revenue we receive from Sandoz under our collaboration agreement.

In March 2003, Amphastar and Teva each submitted ANDAs for generic versions of Lovenox with the FDA. In 2007, Hospira, Inc. submitted ANDAs for generic versions of Lovenox with the FDA. In addition, other third parties, including, without limitation, Sanofi-Aventis, may seek approval to market generic versions of Lovenox in the United States. If a competitor obtains FDA approval or if Sanofi-Aventis decides to market its drug as a generic or license it to another company to be sold as a generic, both known as authorized generics, the financial returns to us from the sale of enoxaparin sodium injection would be significantly less than if no other generics are approved. Under these circumstances, we may not gain any competitive advantage and the resulting market price for our enoxaparin sodium injection product may be lower. Also, we may lose significant market share for enoxaparin sodium injection if one or more third parties market generic versions of Lovenox.

In addition, the 2003 Sandoz Collaboration contains terms which specify the sharing of commercial returns of enoxaparin sodium injection between us and Sandoz. Under circumstances when one or more third parties successfully commercialize a generic version of Lovenox, significantly less favorable economic terms for us would be triggered. Consequently, if other generic versions of Lovenox are approved and commercialized, our revenues from enoxaparin sodium injection would be reduced and, as a result, our business, including our near-term financial results and our ability to fund future discovery and development programs, would suffer.

If efforts by Sanofi-Aventis or others to delay, limit, or prevent the use of our enoxaparin sodium injection product are successful, our business may suffer.

In February 2003, Sanofi-Aventis filed a Citizen Petition with the FDA requesting that the FDA withhold approval of any ANDA for a generic version of Lovenox until and unless the FDA determines that the manufacturing process used by the generic applicant is equivalent to the process used to make Lovenox, or until the generic applicant demonstrates through clinical trials that its product is equally safe and effective as Lovenox, and unless the generic product is shown to contain a specific molecular structure.  On July 23, 2010, the FDA denied Sanofi-Aventis’ citizen petition and approved the ANDA filed by Sandoz for enoxaparin sodium injection.  On July 26, 2010, Sanofi-Aventis filed a lawsuit in the United States District Court for the District of Columbia against the FDA, Margaret A. Hamburg, Commissioner of Food and Drugs, and Kathleen Sebelius, Secretary of Health and Human Services.  The complaint alleged, among other things, that FDA’s approval of the ANDA filed by Sandoz for enoxaparin sodium injection was arbitrary and capricious and exceeded FDA’s statutory authority by requiring additional data for the purpose of demonstrating the safety or effectiveness of a generic version of Lovenox and departing from its own precedent governing the approval of generic drugs that have not been fully characterized. The lawsuit sought, among other things, a temporary restraining order and preliminary injunction directing the FDA to suspend and withdraw its approval of the ANDA filed by Sandoz for enoxaparin sodium injection.  The court held a status conference on July 26, 2010 and set a schedule for consideration of preliminary injunctive relief with a hearing to be held on August 17, 2010.

If Sanofi-Aventis is able to obtain an injunction blocking sales of enoxaparin sodium injection during the period of the litigation, our revenues will be significantly impacted and our business will suffer.  Furthermore, if Sanofi-Aventis is successful in its lawsuit against the FDA, approval of the ANDA may be reversed, which would materially harm our business.

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

•                  appealing denials of Citizens Petitions in United States federal district courts and seeking injunctive relief to reverse approval of generic drug applications;

•                  seeking changes to the United States Pharmacopeia, an industry recognized compilation of drug standards;

•                  pursuing new patents for existing products or processes which could extend patent protection for a number of years or otherwise delay the launch of generic drugs; and;

•                  attaching special patent extension amendments to unrelated federal legislation.

In November 2009, Teva Neuroscience, Inc. (on behalf of Teva Pharmaceutical Industries Ltd.) filed a Citizen Petition with the FDA requesting that the FDA neither approve nor accept for filing any ANDA for a generic version of Copaxone because the complexity of Copaxone makes it impossible to demonstrate that the active ingredient in the generic version is the same as Copaxone. The FDA dismissed the petition in May 2010.  The FDA’s practice is to rule within 180 days on Citizen Petitions that seek to prevent approval of an ANDA if the petition was filed after the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA.  If, at the end of the 180-day period, the ANDA is not ready for approval or rejection, then FDA has typically dismissed the petition without acting on the petition.  Teva Neuroscience, Inc. may seek to file another petition, and if the FDA accepts the subsequent filing and ultimately grants the Citizen Petition, we and Sandoz may be unable to obtain approval of the ANDA for M356, which would materially harm our business.

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

In July 2008, the FDA accepted for review the ANDA containing a paragraph IV certification for generic Copaxone submitted by Sandoz. Subsequently, in August 2008, Teva Pharmaceutical Industries Ltd. and related entities sued Sandoz, Novartis AG and us for patent infringement related to four of the seven Orange Book patents listed for Copaxone. We, Sandoz, and Novartis AG have asserted defenses of non-infringement, invalidity and unenforceability and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents, as well as two additional patents in the same patent family adjudicated in the present lawsuit. On January 20, 2010, the court heard arguments from the parties on the meaning of certain disputed claim terms in a claim construction hearing (also known as a “Markman hearing”). There is no defined timeline for the judge to issue a decision on claim construction but such a decision could be issued at any time. In December 2009, Teva Pharmaceutical Industries Ltd. and related entities sued Sandoz, Novartis AG and us for patent infringement related to certain non-Orange Book patents. These lawsuits could significantly delay, impair or prevent our ability to commercialize M356, our second major generic product candidate. Litigation involves many risks and uncertainties, and there is no assurance that Novartis AG, Sandoz or we will prevail in any lawsuit with Teva Pharmaceutical Industries Ltd. In addition, Teva Pharmaceutical Industries Ltd. has significant resources and any litigation with Teva Pharmaceutical Industries Ltd. could last a number of years, potentially delaying or prohibiting the commercialization of M356. If we are not successful in commercializing M356 or are significantly delayed in doing so, our business may be materially harmed.

If other generic versions of our product candidates, including M356, are approved and successfully commercialized, our business would suffer.

We expect that certain of our product candidates may face intense and increasing competition from other manufacturers of generic and/or branded products. For example, in September 2009, Mylan Inc. announced that the FDA had accepted for filing its ANDA for generic Copaxone. Furthermore, as patents for branded products and related exclusivity periods expire, manufacturers of generic products may receive regulatory approval for generic equivalents and may be able to achieve significant market penetration. As this happens, or as branded manufacturers launch authorized generic versions of such products, market share, revenues and gross profit typically decline, in some cases, dramatically. If any of our generic product offerings, including M356, enter markets with a number of competitors, we may not achieve significant market share, revenues or gross profit. In addition, as other generic products are introduced to the markets in which we participate, the market share, revenues and gross profit of our generic products could decline.

If the raw materials, including unfractionated heparin, or UFH, used in our products become difficult to obtain, significantly increase in cost or become unavailable, we may be unable to produce our products and this would have a material adverse impact on our business.

We and our collaborative partners and vendors obtain certain raw materials, including UFH, from suppliers who in turn source the materials from other countries, including China. In 2008, due to the occurrence of adverse events associated with the use of UFH, there were global recalls of UFH products, including in the United States, putting our supply chain at risk. Based on investigation by the FDA into those adverse events, the FDA identified a heparin-like contaminant in the implicated UFH products and recommended that manufacturers and suppliers of UFH use additional tests to screen their UFH active pharmaceutical ingredient. We and our collaborative partner worked with the appropriate regulatory authorities to document and to demonstrate that our testing standards meet or exceed all requirements for testing and screening the supply of UFH active pharmaceutical ingredient. The FDA and other authorities have also placed restrictions on the import of some raw materials from China, and may in the future place additional restrictions and testing requirements on the use of raw materials, including UFH, in products intended for sale in the United States. As a result, the raw materials, including UFH, used in our products may become difficult to obtain, significantly increase in cost, or become unavailable to us. If any of these events occur, we and our collaborative partners may be unable to produce our products in sufficient quantities to meet the requirements for the commercial launch or demand of the product, which would have a material adverse impact on our business.

If we or our collaborative partners and other third parties are unable to satisfy FDA quality standards and related regulatory requirements, experience manufacturing difficulties or are unable to manufacture sufficient quantities of our products or product candidates, our development and commercialization efforts may be materially harmed.

We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend upon our collaborative partners and other third parties to provide raw materials meeting FDA quality standards and related regulatory requirements, manufacture the drug substance, produce the final drug product and provide certain analytical services with respect to our products and product candidates, including enoxaparin sodium injection. We, our collaborative partners or our third-party contractors may have difficulty meeting FDA manufacturing requirements, including, but not limited to, reproducibility, validation and scale-up, and continued compliance with current good manufacturing practices requirements. In addition, events such as the contamination of UFH may have an adverse impact on the supply of starting or raw materials for some of our products and product candidates, and we, our collaborative partners or our third-party contractors may have difficulty producing products in the quantities necessary to meet FDA requirements or meet anticipated market demand. If we, our collaborative partners or our third-party manufacturers or suppliers are unable to satisfy the FDA manufacturing requirements for our products and product candidates, or are unable to produce our products in sufficient quantities to meet the requirements for the launch of the product or to meet market demand, our revenues and gross margins could be adversely affected.

We will require substantial additional funds to execute our business plan and, if additional capital is not available, we may need to limit, scale back or cease our operations.

As of June 30, 2010, we had cash, cash equivalents and marketable securities totaling $68.7 million. For the six months ended June 30, 2010, we had a net loss of $31.1 million and used cash in operating activities of $25.9 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements may vary depending on the following:

•                  the rate of growth in sales of enoxaparin sodium injection and the timeliness with which enoxaparin sodium injection is accepted by patients, physicians and third-party payors as an alternative to Lovenox;

•                  if Sanofi-Aventis is able to obtain an injunction blocking sales of enoxaparin sodium injection or a decision is issued in favor of Teva Pharmaceutical Industries Ltd. in the current patent litigation matters;

•                  the advancement of our generic product candidates and other development programs, including the timing of regulatory approvals;

•                  the timing of FDA approval of the products of our competitors;

•                  the cost of litigation, including with Teva Pharmaceuticals Industries Ltd. relating to Copaxone, that is not otherwise covered by our collaboration agreement, or potential patent litigation with others, as well as any damages, including possibly treble damages, that may be owed to third parties should we be unsuccessful in such litigation;

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

Generic pharmaceutical products are sold through various channels, including retail, mail order, and to hospitals through group purchasing organizations, or GPOs. As enoxaparin is primarily a hospital-based product, a large percentage of the revenue for enoxaparin sodium injection is derived through contracts with GPOs. Currently, a relatively small number of GPOs control a substantial portion of generic pharmaceutical sales to hospital customers. In order to establish and maintain contracts with these GPOs, we believe that we, in collaboration with Sandoz, will need to maintain adequate drug supplies, remain price competitive, comply with FDA regulations and provide high-quality products. The GPOs with whom we or our collaborators have established contracts may also have relationships with our competitors and may decide to contract for or otherwise prefer products other than ours, limiting access of enoxaparin sodium injection to certain hospital segments. Our sales could also be negatively affected by any rebates, discounts or fees that are required by our customers, including the GPOs, wholesalers, distributors, retail chains or mail order services, to gain and retain market acceptance for our products. We anticipate that M356 will be primarily distributed through retail channels and mail order services. If we or our collaborators are unable to establish and maintain distribution arrangements with all of these customers, sales of our products, our revenues and our profits would suffer.

Even if we receive approval to market our product candidates, the market may not be receptive to our product candidates upon their commercial introduction, which could prevent us from being profitable.

Even if our product candidates are successfully developed and approved for marketing, our success and growth will also depend upon the acceptance of our products by patients, physicians and third-party payors. Acceptance of our products will be a function of our products being clinically useful, being cost effective and demonstrating superior therapeutic effect with an acceptable side effect profile as compared to existing or future treatments. In addition, even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time.

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

As we advance our drug candidates through the development process, we will need to expand our development, regulatory, manufacturing, quality, distribution, sales and marketing capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other organizations. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. For example, some jurisdictions such as the District of Columbia have imposed licensing requirements for sales representatives. In addition, the District of Columbia and the Commonwealth of Massachusetts, as well as the Federal government by way of the health care reform legislation, have established reporting requirements that would require public reporting of consulting and research fees to health care professionals. Because the reporting requirements vary in each jurisdiction, compliance will be complex and expensive and may create barriers to entering the commercialization phase. The need to build new systems as part of our growth could place a strain on our administrative and operational infrastructure. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.  Such requirements may also impact our opportunities to collaborate with physicians at academic research centers as new restrictions on academic-industry relationships are put in place. In the past, collaborations between academia and industry have led to important new innovations, but the new law may have an effect on these activities. While we cannot predict whether any legislative or regulatory changes will have negative or positive effects, they could have a material adverse effect on our business, financial condition and potential profitability.

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

Risks Relating to Development and Regulatory Approval

If we are not able to obtain regulatory approval for commercial sale of our generic product candidates, including M356, as therapeutic equivalents to their corresponding reference listed drugs, our future results of operations will be adversely affected.

Our future results of operations depend to a significant degree on our ability to obtain regulatory approval for and commercialize generic versions of complex drugs, such as M356. We will be required to demonstrate to the satisfaction of the FDA, among other things, that our generic products:

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

In the event that the FDA modifies its current standards for therapeutic equivalence with respect to generic versions of Copaxone or other complex drug products, or requires us to conduct clinical trials or complete other lengthy procedures, the commercialization of some of our development candidates could be delayed or prevented or become more expensive. Delays in any part of the process or our inability to obtain regulatory approval for our products could adversely affect our operating results by restricting or significantly delaying our introduction of new products.

Even if we are able to obtain regulatory approval for our generic product candidates as therapeutically equivalent, state pharmacy boards or agencies may conclude that our products are not substitutable at the pharmacy level for the reference listed drug. If our generic products, including enoxaparin sodium injection, are not substitutable at the pharmacy level for the reference listed drugs, this could materially reduce sales of our products and our business would suffer.

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

Risks Relating to Our Dependence on Third Parties

Our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration are important to our business. If Sandoz fails to adequately perform under either collaboration, or if we or Sandoz terminate all or a portion of either collaboration, the development and commercialization of some of our drug candidates, including enoxaparin sodium injection, would be delayed or terminated and our business would be adversely affected.

2003 Sandoz Collaboration

Either we or Sandoz may terminate the 2003 Sandoz Collaboration for material uncured breaches or certain events of bankruptcy or insolvency by the other party. Sandoz may also terminate the 2003 Sandoz Collaboration if the enoxaparin product or the market lacks commercial viability, if new laws or regulations are passed or court decisions rendered that substantially diminish our legal avenues for commercialization of enoxaparin sodium injection, or, in multiple cases, if certain costs exceed mutually agreed upon limits. If the 2003 Sandoz Collaboration is terminated other than due to our uncured breach or bankruptcy, we will be granted an exclusive license under certain intellectual property of Sandoz to develop and commercialize enoxaparin sodium injection in the United States. In that event, we would need to expand our internal capabilities or enter into another collaboration, which could cause significant delays that could prevent us from commercializing enoxaparin sodium injection. If Sandoz terminates the 2003 Sandoz Collaboration due to our uncured breach or bankruptcy, Sandoz would retain the exclusive right to develop and commercialize enoxaparin sodium injection in the United States. In that event, we would no longer have any influence over the commercialization strategy of enoxaparin sodium injection in the United States. In addition, Sandoz would retain its rights of first negotiation with respect to certain of our other products in certain circumstances and its rights of first refusal outside of the United States and the European Union. Accordingly, if Sandoz terminates the 2003 Sandoz Collaboration, we may decide to discontinue the enoxaparin sodium injection project, or our revenues may be reduced, any one of which could have a material adverse effect on our business.

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

We have a limited number of personnel with experience in, and we do not own facilities for, manufacturing products. In addition, we do not have, and do not intend to develop, the ability to manufacture material for our clinical trials or at commercial scale. To develop our product candidates, apply for regulatory approvals and commercialize any products, we or our collaborative partners need to contract for or otherwise arrange for the necessary manufacturing facilities and capabilities. In order to generate revenue from the sales of enoxaparin sodium injection, sufficient quantities of such product must also be produced in order to satisfy demand. If these contract manufacturers are unable to manufacture sufficient quantities of product, comply with regulatory requirements, or breach or terminate their manufacturing arrangements with us, the development and commercialization of the affected products or drug candidates could be delayed, which could have a material adverse effect on our business. In addition, any change in these manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

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

The stock market in general and the market prices for securities of biotechnology companies in particular have experienced extreme volatility that often has been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock has been, and is likely to continue to be, volatile. Furthermore, our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•                                          failure of enoxaparin sodium injection to achieve commercial success or to meet expectations of securities analysts;

•                                          failure to obtain FDA approval for the M356 ANDA;

•                                          other adverse FDA decisions relating to our enoxaparin sodium injection product or M356 program, including an FDA decision to require additional data, including requiring clinical trials, as a condition to M356 ANDA approval;

•                                          FDA approval of other companies’ ANDAs for generic versions of Lovenox or Copaxone;

•                                          litigation involving our company or our general industry or both, including litigation pertaining to the launch of our or our collaborative partners’ products;

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

•                                          our inability to manufacture any products in conformance with cGMP or in sufficient quantities to meet the requirements for the commercial launch of the product or to meet market demand;

•                                          failure of any of our product candidates, if approved, to achieve commercial success;

•                                          the discovery of unexpected or increased incidence in patients’ adverse reactions to the use of our products or product candidates or indications of other safety concerns;

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
Date: August 2 , 2010
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2010

	By:	/s/ Richard P. Shea
Richard P. Shea, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)