Form 10-Q
period 2010-09-30
MOMENTA PHARMACEUTICALS INC
filed 2010-11-08
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of November 1, 2010.

Class	Number of Shares
Common Stock $0.0001 par value	45,461,418

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$30,636	$21,934
Marketable securities	35,050	73,716
Accounts receivable	44,188	—
Unbilled revenue	1,866	4,750
Prepaid expenses and other current assets	2,448	1,693
Total current assets	114,188	102,093

Property and equipment, net of accumulated depreciation	9,622	11,795
Intangible assets, net	2,560	2,785
Restricted cash	1,778	1,778
Total assets	$128,148	$118,451

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,210	$4,225
Accrued expenses	6,019	6,114
Deferred revenue	2,192	2,850
Capital lease obligations	2,577	2,344
Lease financing liability	447	737
Deferred rent	41	70
Total current liabilities	13,486	16,340

Deferred revenue, net of current portion	4,305	5,913
Capital lease obligations, net of current portion	75	1,729
Lease financing liability, net of current portion	—	258
Other long term liabilities	51	49
Total liabilities	17,917	24,289

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized at September 30, 2010 and December 31, 2009, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 45,395 and 44,627 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	5	4
Additional paid-in capital	430,238	415,214
Accumulated other comprehensive income (loss)	5	(7)
Accumulated deficit	(320,017)	(321,049)
Total stockholders’ equity	110,231	94,162
Total liabilities and stockholders’ equity	$128,148	$118,451

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Collaboration revenues:
Product revenue	$44,188	$—	$44,188	$—
Research and development revenue	7,773	4,008	14,258	14,603
Total collaboration revenue	51,961	4,008	58,446	14,603
Operating expenses:
Research and development*	12,488	12,912	36,521	46,380
General and administrative*	7,325	5,633	20,759	17,743
Total operating expenses	19,813	18,545	57,280	64,123

Operating income (loss)	32,148	(14,537)	1,166	(49,520)

Other income (expense):
Interest income	46	131	132	748
Interest expense	(74)	(136)	(266)	(447)
Other expense	—	(104)	—	(104)
Total other income (expense)	(28)	(109)	(134)	197

Net income (loss)	$32,120	$(14,646)	$1,032	$(49,323)

Net income (loss) per share:
Basic	$0.72	$(0.38)	$0.02	$(1.27)
Diluted	$0.70	$(0.38)	$0.02	$(1.27)

Weighted average shares outstanding:
Basic	44,719	39,014	44,183	38,855
Diluted	46,032	39,014	45,708	38,855

*Includes the following share-based compensation expense:
Research and development	$808	$1,117	$3,291	$3,305
General and administrative	$1,392	$1,568	$5,462	$4,935

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating activities:
Net income (loss)	$1,032	$(49,323)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,279	3,370
Share-based compensation expense	8,753	8,240
Amortization of premium (accretion of discount) on investments	664	(445)
Amortization of intangible assets	225	251
Loss on disposal of assets	6	109
Changes in operating assets and liabilities:
Accounts receivable	(44,188)	411
Unbilled revenue	2,884	(1,033)
Prepaid expenses and other current assets	(755)	(511)
Other assets	—	12
Accounts payable	(2,015)	(1,766)
Accrued expenses	(95)	(2,283)
Deferred rent	(52)	(52)
Deferred revenue	(2,266)	(1,608)
Other current liabilities	—	(1,000)
Other long term liabilities	25	—
Net cash used in operating activities	(32,503)	(45,628)

Cash Flows from Investing activities:
Purchases of property and equipment	(1,112)	(1,113)
Purchases of marketable securities	(48,087)	(47,978)
Proceeds from maturities of marketable securities	86,101	64,985
Net cash provided by investing activities	36,902	15,894

Cash Flows from Financing activities:
Proceeds from public offering of common stock, net of issuance costs	—	46,773
Proceeds from issuance of common stock under stock plans	6,272	560
Payments on financed leasehold improvements	(548)	(511)
Principal payments on capital lease obligations	(1,421)	(1,369)
Principal payments on line of credit	—	(17)
Net cash provided by financing activities	4,303	45,436

Increase in cash and cash equivalents	8,702	15,702

Cash and cash equivalents, beginning of period	21,934	55,070

Cash and cash equivalents, end of period	$30,636	$70,772

Supplemental Cash Flow Information:
Cash paid for interest	$266	$447

Supplemental Non-Cash Information:
Issuance of common stock for payment of Parivid milestone	$—	$1,000

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                                              The Company

Business

Momenta Pharmaceuticals, Inc. (the “Company” or “Momenta”) was incorporated in the state of Delaware in May 2001 and began operations in early 2002. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company specializing in the detailed structural analysis of complex mixture drugs, applying its technology to the development of generic or follow-on versions of complex drug products as well as to the discovery and development of complex novel drugs. The Company presently derives all of its revenue from collaboration agreements with pharmaceutical companies.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 12, 2010.

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

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash and that mature within three months from date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost, and were primarily comprised of money market funds at September 30, 2010 and December 31, 2009.

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

Marketable Securities

Available-for-sale debt securities are recorded at fair market value. Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reported as a separate component of stockholders’ equity. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the consolidated statements of operations. There were no charges taken for other-than-temporary declines in fair value of marketable securities during the three and nine months ended September 30, 2010 and 2009. Realized gains and losses are reported in interest income on a specific identification basis. There were no realized gains or losses on marketable securities during the three and nine months ended September 30, 2010 and 2009.

Accounts Receivable and Unbilled Revenue

Accounts receivable represents amounts due to the Company at September 30, 2010 from one collaborative partner related to sales of enoxaparin sodium injection. Unbilled revenue represents amounts owed at September 30, 2010 and December 31, 2009 from one collaborative partner for reimbursement of research and development expenses. The Company has not recorded any allowance for uncollectible accounts or bad debt write-offs and it monitors its receivables to facilitate timely payment.

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

Long-Lived Assets

The Company evaluates the recoverability of its property, equipment and intangible assets when circumstances indicate that an event of impairment may have occurred. The Company recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the undiscounted future cash flows of such assets or businesses. No impairment charges have been recognized through September 30, 2010.

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

Revenue from non-refundable, up-front license fees is reported as research and development revenue and is recognized on a straight-line basis over the contracted or estimated period of performance, which is typically the development term. Research and development funding is recognized as earned over the period of effort.

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

Profit share and/or royalty revenue is reported as product revenue and is recognized based upon net sales of licensed products in licensed territories as provided by the collaboration agreement in the period the sales occur.  These amounts are determined based on amounts provided by the collaboration partner and involve the use of estimates and judgments, which could be adjusted based on actual results in the future.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include salaries and related expenses for personnel, license fees, consulting fees, clinical trial costs, contract research and manufacturing costs, and the costs of laboratory equipment and facilities.

Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are received.

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

The Company applies judgment in the determination of the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For the nine months ended September 30, 2010, the Company had no material unrecognized tax benefits and no adjustments to its deferred tax assets.  The Company recognizes any material interest and penalties related to unrecognized tax benefits in income tax expense.

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

For the three and nine months ended September 30, 2010, the Company had income before taxes of $32.1 million and $1.0 million, respectively.  The Company did not record a tax provision as the effective income tax rate was 0%.  The effective tax rate and the statutory tax rate are the same due to the special carryback and carryforward of the alternative minimum tax operating loss from calendar year 2009 allowing the use of 100% of the net operating loss carryforward.

Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) as of September 30, 2010 and December 31, 2009 consists entirely of unrealized gains and losses on available-for-sale securities. Comprehensive income (loss) for the three months ended September 30, 2010 and 2009 was $32.1 million and $(14.7) million, respectively.  Comprehensive income (loss) for the nine months ended September 30, 2010 and 2009 was $1.0 million and $(49.7) million, respectively.

Segment Reporting

Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of pharmaceutical products. All of the Company’s revenues through September 30, 2010 have come from one collaborative partner.

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

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method, or ASU 2010-017. ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved only if the milestone meets all the criteria within the guidance to be considered substantive. ASU 2010-017 is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement ASU 2010-17 prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations.

3.                                                              Net Income (Loss) Per Share

The following table sets forth the Company’s reconciliation of basic and diluted share amounts (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
Numerator:
Net income (loss)	$32,120	$(14,646)	$1,032	$(49,323)

Denominator:
Basic weighted average common shares outstanding	44,719	39,014	44,183	38,855
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock awards	1,313	—	1,525	—
Diluted weighted average common shares outstanding	46,032	39,014	45,708	38,855

Basic net income (loss) per common share	$0.72	$(0.38)	$0.02	$(1.27)
Diluted net income (loss) per common share	$0.70	$(0.38)	$0.02	$(1.27)

Weighted-average anti-dilutive shares related to:
Outstanding stock options	1,960	3,881	2,186	3,956
Restricted stock awards	—	641	72	584

The weighted average anti-dilutive shares shown in the foregoing table were not included in the computation of diluted net income (loss) per share. In those reporting periods in which the Company has reported net income, anti-dilutive shares comprise those common stock equivalents that have either an exercise price above the average stock price for the period or average unrecognized share-based compensation expense related to the common stock equivatents is sufficient to “buy back” the entire amount of shares. In those reporting periods in which the Company has a net loss, anti-dilutive shares comprise the impact of those number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income.

4.                                                              Fair Value Measurements

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

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points from active markets that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

The Company’s financial assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by its third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by its pricing services as of September 30, 2010 and December 31, 2009.

There have been no transfers of assets between the fair value measurement classifications.

The following tables set forth the Company’s financial assets that were recorded at fair value at September 30, 2010 and December 31, 2009 (in thousands):

Description	Balance as of September 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$22,661	$22,661	$—	$—
U.S. Treasury obligations	6,009	6,009	—	—
Marketable securities:
U.S. Government-sponsored enterprise obligations	35,050	—	35,050	—

Total	$63,720	$28,670	$35,050	$—

Description	Balance as of December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$20,201	$19,700	$501	$—
Marketable securities:
U.S. Treasury obligations	15,181	15,181	—	—
U.S. Government-sponsored enterprise obligations	58,535	—	58,535	—

Total	$93,917	$34,881	$59,036	$—

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, unbilled revenue, other current assets, accounts payable and accrued expenses, approximate fair value due to their short-term maturities. The carrying amounts of the capital lease obligations approximate their fair values due to their variable interest rates.

5.                                                              Cash, Cash Equivalents and Marketable Securities

The following table summarizes the Company’s cash, cash equivalents and marketable securities as of September 30, 2010 and December 31, 2009 (in thousands):

As of September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$24,627	$—	$—	$24,627
U.S. Treasury obligations due in one year or less	6,009	—	—	6,009
U.S. Government-sponsored enterprise obligations due in one year or less	35,045	8	(3)	35,050

Total	$65,681	$8	$(3)	$65,686

Reported as:
Cash and cash equivalents	$30,636	$—	$—	$30,636
Marketable securities	35,045	8	(3)	35,050

Total	$65,681	$8	$(3)	$65,686

As of December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$21,433	$—	$—	$21,433
U.S. Treasury obligations due in one year or less	15,184	1	(4)	15,181
U.S. Government-sponsored enterprise obligations due in one year or less	59,040	11	(15)	59,036

Total	$95,657	$12	$(19)	$95,650

Reported as:
Cash and cash equivalents	$21,934	$—	$—	$21,934
Marketable securities	73,723	12	(19)	73,716

Total	$95,657	$12	$(19)	$95,650

At September 30, 2010, one marketable security was in an unrealized loss position for less than one year. At December 31, 2009, 18 marketable securities were in an unrealized loss position for less than one year. The unrealized losses were caused by fluctuations in interest rates. The following tables summarize the aggregate fair value of these securities at September 30, 2010 and December 31, 2009 (in thousands):

	As of September 30, 2010
Security Type	Aggregate Fair Value	Unrealized Losses
U.S. Government-sponsored enterprise obligations due in one year or less	$6,212	$(3)

	As of December 31, 2009
Security Type	Aggregate Fair Value	Unrealized Losses
U.S. Treasury bonds due in one year or less	$9,122	$(4)
U.S. Government-sponsored enterprise obligations due in one year or less	$22,857	$(15)

To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company reviewed its investments with unrealized losses and concluded that no other-than-temporary impairment existed at September 30, 2010, as it has the ability and intent to hold these investments to maturity and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis.

6.                                                            Intangible Assets

As of September 30, 2010 and December 31, 2009, intangible assets, net of accumulated amortization, are as follows (in thousands):

		September 30, 2010		December 31, 2009
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core technology	12 years	$3,593	$(1,033)	$3,593	$(808)
Non-compete agreement	2 years	170	(170)	170	(170)

Total intangible assets		$3,763	$(1,203)	$3,763	$(978)

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets.  The non-compete agreement was fully amortized as of April 30, 2009. Amortization expense was $75,000 for the three months ended September 30, 2010 and 2009. Amortization expense was $0.2 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively.

The Company expects to incur amortization expense of approximately $0.3 million per year for each of the next five years.

7.                                                              Collaboration Agreements

2003 Sandoz Collaboration

In November 2003, the Company entered into a collaboration and license agreement (the “2003 Sandoz Collaboration”) with Sandoz N.V. and Sandoz Inc. to jointly develop and commercialize enoxaparin sodium injection, formerly known as M-Enoxaparin, a generic version of Lovenox®, a low molecular weight heparin or LMWH. Sandoz N.V. later assigned its rights and obligations under the 2003 Sandoz Collaboration to Sandoz AG. Sandoz AG and Sandoz Inc. are collectively referred to as “Sandoz.” Under the 2003 Sandoz Collaboration, the Company granted Sandoz the exclusive right to manufacture, distribute and sell enoxaparin sodium injection in the United States. The Company agreed to provide development and related services on a commercially reasonable basis, which includes developing a manufacturing process to make enoxaparin sodium injection, scaling up the process, contributing to the preparation of an Abbreviated New Drug Application, or ANDA, in Sandoz’s name filed with the United States Food and Drug Administration, or FDA, further scaling up the manufacturing process to commercial scale, and related development of intellectual property. The Company has the right to participate in a joint steering committee which is responsible for overseeing development, legal and commercial activities and approves the annual collaboration plan. Sandoz is responsible for commercialization activities and will exclusively distribute and market the product.

The Company is paid at cost for external costs incurred for development and related activities and is paid for full time equivalents, or FTEs, performing development and related services. In addition, in the event no third-party competitors are marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), Sandoz will pay the Company 45% of the profits from the sale of enoxaparin sodium injection. If a third-party competitor begins marketing a Lovenox-Equivalent Product, Sandoz will instead pay the Company a royalty based on net sales of enoxaparin sodium injection. If the only Lovenox-Equivalent Product being marketed by a third-party competitor is Lovenox being marketed by Sanofi-Aventis as a generic drug or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, Sandoz will pay the Company a combination of a royalty payment based on net sales and a share of profits. If certain milestones are achieved with respect to enoxaparin sodium injection under certain circumstances, Sandoz will make payments to the Company which would reach $55 million if all such milestones are achieved.

A portion of the development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, are offset against profit-sharing amounts, royalties and milestone payments. Sandoz also may offset a portion of any product liability costs and certain other expenses arising from patent litigation against any profit-sharing amounts, royalties and milestone payments.

Collaboration Revenues

On July 23, 2010, the FDA granted marketing approval of the ANDA for enoxaparin sodium injection filed by Sandoz. As a result of the FDA’s approval, the Company achieved a regulatory milestone defined in the 2003 Sandoz Collaboration and recorded $5.0 million in research and development revenue from Sandoz in the three months ended September 30, 2010. Because no third-party competitors marketed a Lovenox-Equivalent Product during the three months ended September 30, 2010, the Company earned $44.2 million, net of $35.2 million of development and legal expenses, in profit-share product revenue from Sandoz.

 The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services, except with respect to any amounts due Sandoz for manufacturing raw material purchases, which are recorded on a net basis as an offset to the related development expense. There have been no such manufacturing raw material purchases since 2006.

2006 Sandoz Collaboration

In July 2006, the Company entered into a Stock Purchase Agreement and an Investor Rights Agreement with Novartis Pharma AG, and in June 2007, the Company and Sandoz AG executed a definitive collaboration and license agreement (as amended, the “Definitive Agreement”). Together, this series of agreements is referred to as the “2006 Sandoz Collaboration.”

Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of the Company’s common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million. The Company recognizes revenue from the $13.6 million paid premium on a straight-line basis over the estimated development period of approximately six years beginning in June 2007. The Company recognized research and development revenue relating to this paid premium of approximately $0.5 million and $1.6 million for the three and nine months ended September 30, 2010, respectively. Under the 2006 Sandoz Collaboration, the Company and Sandoz AG expanded the geographic markets for enoxaparin sodium injection covered by the 2003 Sandoz Collaboration to include the European Union and further agreed to exclusively collaborate on the development and commercialization of three other follow-on and complex generic products for sale in specified regions of the world. In December 2008, the Company and Sandoz AG terminated the collaborative program with regard to one of the follow-on products, M249, primarily due to the commercial prospects for M249. In December 2009, the Company and Sandoz AG terminated the collaborative program with regard to the other follow-on product, M178. Each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions. For the remaining products under the collaboration, the Company has agreed to provide development and related services on a commercially reasonable basis, which includes developing a manufacturing process to make the products, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale, and related development of intellectual property. The Company has the right to participate in a joint steering committee, which is responsible for overseeing development, legal and commercial activities and approves the annual collaboration plan. Sandoz AG is responsible for commercialization activities and will exclusively distribute and market the products.

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

The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs are recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third party vendors for such development and related services, except with respect to any amounts due Sandoz for shared development costs, which are recorded on a net basis.

8.                                                            Share-Based Payments

2004 Stock Incentive Plan

The Company’s 2004 Stock Incentive Plan, as amended, allows for the granting of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights and other share-based awards to employees, officers, directors, consultants and advisors. At December 31, 2009, the Company was authorized to issue up to 9,420,445 shares of common stock with annual increases (to be added on the first day of the Company’s fiscal years during the period beginning in fiscal year 2005 and ending on the second day of fiscal year 2013) equal to the lowest of (i) 1,974,393 shares, (ii) 5% of the then outstanding number of common shares or (iii) such other amount as the Board of Directors may authorize. Effective January 1, 2010, the Company’s Board of Directors increased the number of authorized shares by 1,974,303 shares. At September 30, 2010, the Company had 5,845,242 shares available for grant under the 2004 Stock Incentive Plan.

Share-Based Compensation Expense

Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the three months ended September 30, 2010 and 2009 was $2.2 million and $2.7 million, respectively.  Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the nine months ended September 30, 2010 and 2009 was $8.8 million and $8.2 million, respectively.

In the nine month period ended September 30, 2010, the Company recorded a charge to research and development expense of $0.6 million and a charge to general and administrative expense of $1.0 million due to a correction in the application of the stock option forfeiture rates used to calculate share-based compensation expense during the years ending December 31, 2006, 2007 and 2008.  In accordance with SEC Staff Accounting Bulletin, or SAB, No. 99, Materiality, and SAB No. 108, the Company assessed the materiality of these charges to its financial statements for the years ended December 31, 2006, 2007 and 2008, using both the roll-over method and iron-curtain method as defined in SAB No. 108. The Company concluded the effect of understating share-based compensation was not material to its financial statements for the years ended December 31, 2006, 2007 and 2008 and, as such, those financial statements are not materially misstated. The Company also concluded that providing for the correction of the understatement in 2010 would not have a material effect on its financial statements for the year ending December 31, 2010.

Share-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan was $1.7 million and $2.0 million for the three months ended September 30, 2010 and 2009, respectively.  Share-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan was $7.0 million and $6.1 million for the nine months ended September 30, 2010 and 2009, respectively.  During the nine months ended September 30, 2010, 752,533 stock options were granted in connection with annual merit, new hire and Board of Director awards.  The weighted-average grant date fair value of options granted to employees was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below.  The weighted average grant date fair value of option awards granted during the three months ended September 30, 2010 and 2009 was $11.35 and $8.16 per option, respectively.  The weighted-average grant date fair value of option awards granted during the nine months ended September 30, 2010 and 2009 was $9.56 and $8.05 per option, respectively.

The following table summarizes the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009
Expected volatility	81%	98%	71%	98%
Expected dividends	—	—	—	—
Expected life (years)	6.5	7	0.5	0.5
Risk-free interest rate	2.0%	3.2%	0.1%	0.3%

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
Expected volatility	71%	98%	82%	95%
Expected dividends	—	—	—	—
Expected life (years)	5.7	6	0.5	0.5
Risk-free interest rate	3.1%	2.6%	0.2%	0.6%

At September 30, 2010, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $9.2 million, including estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.2 years.

During the nine months ended September 30, 2010, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 574,576 shares of common stock.  Additionally, during the nine months ended September 30, 2010, the Company issued 55,002 shares of common stock to employees under the Company’s employee stock purchase plan.

Restricted Stock Awards

The Company has also made awards of restricted common stock to certain employees, officers and directors. During the nine months ended September 30, 2010, the Company awarded 147,638 shares of restricted common stock to certain employees and officers in connection with annual merit awards. Awards generally fully vest four years from the grant date, although certain awards granted in prior periods have performance conditions, such as the commercial launch of enoxaparin sodium injection in the United States. At September 30, 2010, nonvested shares of restricted stock that have time-based vesting schedules totaled 339,618 shares.

9.                                                              Subsequent Events

The Company evaluated events and transactions after the date of the balance sheet but prior to the issuance of the financial statements for potential recognition or disclosure in its financial statements.  The Company did not identify any material subsequent events requiring adjustment (recognized subsequent events).  Those items requiring disclosure (unrecognized subsequent events) are described below.

On October 29, 2010, the Company received notification from the Internal Revenue Service that it has been awarded four separate grants in the aggregate amount of $1.0 million pursuant to the qualifying therapeutic discovery grant program established by the Internal Revenue Service and the Secretary of Health and Human Services under the Patient Protection and Affordable Care Act of 2010. The grants have been made with respect to certain of the Company’s qualifying research and development programs.  The Company expects to record the grants as other income in its financial statements for the year ending December 31, 2010.

10.                                                       Legal Contingencies

In July 2008, the FDA accepted for review the ANDA containing a paragraph IV certification for generic Copaxone submitted by Sandoz. Subsequently, in August 2008, Teva Pharmaceutical Industries Ltd. and related entities sued Sandoz, Novartis AG and the Company for patent infringement related to four of the seven Orange Book patents listed for Copaxone in the United States District Court for the Southern District of New York.  The court subsequently dismissed all claims in the case against Sandoz International GmbH and Novartis AG, the international affiliates of Sandoz.  The Company and Sandoz asserted defenses of non-infringement, invalidity and unenforceability and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit.  In January 2010, the court heard arguments from the parties on the meaning of certain disputed claim terms in a claim construction hearing (also known as a “Markman hearing”).  There is no defined timeline for the judge to issue a decision on claim construction and such a decision could be issued at any time. In September 2010, the court denied Sandoz’ and the Company’s motion for summary judgment to rule that the Orange Book patents were invalid as a matter of law, stating that fact finding was necessary to render a ruling.  Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review.  In October 2009, Teva Pharmaceutical Industries Ltd. sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against the Company and Sandoz.

In a separate lawsuit, in December 2009, Teva Pharmaceutical Industries Ltd. and related entities sued Sandoz, Novartis AG and the Company for patent infringement related to certain non-Orange Book patents. The court subsequently dismissed all claims in the case against Sandoz International GmbH and Novartis AG, the international affiliates of Sandoz. The Company has not recorded any accrual for such matter as it is not probable that a loss has been incurred nor is a loss estimable.

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

Our novel drug program leverages our characterization and process engineering capabilities to develop novel drugs by studying the structure-activity of complex mixtures. We are targeting our efforts to understand the relationship between structure and the biological and therapeutic activity of various complex molecule drug candidates. Our goal is to capitalize on the structural diversity and multi-targeting potential of these complex molecules to engineer novel drug candidates that we believe will meet key unmet medical needs in various diseases. While we believe that our capabilities to engineer improved and novel complex molecule drug candidates can be applied across several product categories with significant therapeutic potential, our most advanced efforts have been in the area of HSPGs. Our lead novel HSPG-based drug candidate, adomiparin, formerly known as M118, has been engineered to possess what we believe will be an improved therapeutic profile compared with other currently marketed products to support the treatment of ACS. M402, our second novel HSPG-based drug candidate, is in early development as a potential anti-cancer agent. We also are seeking to discover and develop additional novel HSPG-based drugs, as well as improved and novel protein drug candidates by applying our technology to better understand the function of these complex molecules in biological processes.

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

In July 2010, Sandoz began the commercial sale of enoxaparin sodium injection.  Under the 2003 Sandoz Collaboration, in the event no third-party competitors are marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), Sandoz will pay us 45% of the profits from the sale of enoxaparin sodium injection. Profits on sales of enoxaparin sodium injection are calculated by deducting from net sales cost of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. If a third-party competitor begins marketing a Lovenox-Equivalent Product, Sandoz will instead pay us a royalty based on net sales of enoxaparin sodium injection at royalty rates ranging from high single digit to low double digits. If the only Lovenox-Equivalent Product being marketed by a third-party competitor is Lovenox being marketed by Sanofi-Aventis U.S. LLC, or Sanofi-Aventis, as a generic drug, or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, Sandoz will pay us a combination of a royalty payment based on net sales and a share of profits.  Certain development and legal expenses may reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz. Any product liability costs and certain other expenses arising from patent litigation may also reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz, but only up to 50% of these amounts due to us from Sandoz each quarter. Our contractual share of these development and legal expenses is subject to an annual adjustment in each of the next five years, but the amount of any future payment due to the annual adjustment is not expected to be material. Because no third-party competitor has marketed a Lovenox-Equivalent Product, we earned $44.2 million, net of $35.2 million repayment to Sandoz of our full contractual pre-launch development and legal expenses, in profit-share product revenue from Sandoz during the three months ended September 30, 2010. In addition to the profit-share earned, we achieved a regulatory milestone defined in the 2003 Sandoz Collaboration as a result of the FDA’s approval of the ANDA and received an additional $5.0 million in research and development revenue from Sandoz.

The future revenues that we recognize from the sale of enoxaparin sodium injection will depend on, among other things, whether any other generic versions of Lovenox are approved by the FDA, whether the lawsuit filed by Sanofi-Aventis in July 2010 is partially or wholly successful at limiting Sandoz’s sales of enoxaparin sodium injection and whether Sandoz is able to continue commercialization of enoxaparin sodium injection.

Since our inception in May 2001, we have incurred annual net losses. As of September 30, 2010, we had an accumulated deficit of $320.0 million. To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. Prior to the launch of enoxaparin sodium injection, our revenues had been derived from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and, until the quarter ended September 30, 2010, primarily consisted of amounts earned by us for reimbursement by Sandoz of research and development services and development costs for certain programs. We may still incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenues to maintain profitability.

Financial Operations Overview

Revenue

We have recognized, in the aggregate, $153.1 million of revenue from our inception through September 30, 2010. This revenue was derived entirely from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration. We will seek to generate revenue from a combination of research and development payments, profit-sharing payments, milestone payments and royalties in connection with our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and similar future collaborative or strategic relationships. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of payments we receive upon the sale of our products by Sandoz and the timing and amount of research and development and other payments received under our collaborative or strategic relationships.

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

Commercial and Development Programs

The following summarizes our primary commercial and development programs:

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

In July 2010, Sanofi-Aventis filed a lawsuit in the United States District Court for the District of Columbia against the FDA, Margaret A. Hamburg, Commissioner of Food and Drugs, and Kathleen Sebelius, Secretary of Health and Human Services.  The complaint alleged, among other things, that FDA’s approval of the ANDA filed by Sandoz for enoxaparin sodium injection was arbitrary and capricious and exceeded FDA’s statutory authority by requiring additional data for the purpose of demonstrating the safety or effectiveness of a generic version of Lovenox and departing from its own precedent governing the approval of generic drugs that have not been fully characterized. The lawsuit sought, among other things, a temporary restraining order and preliminary injunction directing the FDA to suspend and withdraw its approval of the ANDA filed by Sandoz for enoxaparin sodium injection.   In August 2010, the court denied the motion for a temporary restraining order and preliminary injunction. We believe that Sanofi-Aventis’s claims are without merit and are cooperating with Sandoz to vigorously oppose the lawsuit.

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

Adomiparin (M118)

Adomiparin (M118) is a novel anticoagulant that is a complex drug consisting of a mixture of polysaccharide chains. Adomiparin was rationally designed to capture, in a single therapy, the positive attributes of both unfractionated heparin (reversibility, monitorability and broad inhibition of the coagulation cascade) and LMWH (adequate bioavailability and predictable pharmacokinetics to allow for convenient subcutaneous administration). We believe that adomiparin has the potential to provide baseline anticoagulant therapy for patients diagnosed with ACS who are medically managed and who may or may not require coronary intervention in order to treat their condition, as well as for patients diagnosed with stable angina who require a coronary intervention. We believe that the properties of adomiparin observed to date in both preclinical and clinical investigations continue to support the design hypothesis and may provide physicians with a more flexible treatment option than is currently available. ACS includes several diseases ranging from unstable angina, which is characterized by chest pain at rest, to acute myocardial infarction, or heart attack, which is caused by a complete blockage of a coronary artery. Currently, a majority of patients are initially medically managed with an anti-clotting agent, such as LMWH or unfractionated heparin, or UFH, in combination with other therapies. An increasing proportion of ACS patients are also proceeding to early intervention with procedures such as angioplasty or coronary artery bypass grafting, or CABG. Both angioplasty and CABG require anticoagulant therapy to prevent clot formation during and immediately following the procedure. Adomiparin is designed to be a LMWH that could be used in multiple settings, including initial medical management, angioplasty or CABG.

In July 2006, we filed an Investigational New Drug Application, or IND, with the FDA for our adomiparin intravenous injection product candidate and in October 2006 began Phase 1 clinical trials to evaluate its human safety, tolerability and pharmacokinetic profile. In June 2009, we completed a Phase 2a clinical trial to evaluate the feasibility of utilizing adomiparin intravenous injection as an anticoagulant in patients with stable coronary artery disease undergoing percutaneous coronary intervention. This trial, known as EMINENCE (Evaluation of adomiparin in Percutaneous Coronary Intervention), enrolled approximately 500 patients with stable coronary artery disease undergoing elective percutaneous coronary intervention. Patients were randomly assigned to receive treatment with one of three doses of intravenous adomiparin or a standard dose of UFH. The primary endpoint of the study was the combined incidence of clinical events defined as the composite of death, myocardial infarction, repeat revascularization, and stroke (over thirty days); incidence of bleeding and thrombocytopenia (over the first 24 hours); and bailout use of glycoprotein IIb/IIIa inhibitors and catheter thrombus (during the procedure). The primary analysis in the study provided evidence of non-inferiority of the combined adomiparin group (combining all three doses) as compared to the UFH group within the parameters of the prospectively defined analysis. The observed incidence of the primary endpoint was lower in all adomiparin treatment groups than in the UFH group; however it should be noted that the study was not designed or powered to detect statistically significant differences between treatments. The incidence of serious and non-serious adverse events was comparable in all treatment groups.

In March 2007, we submitted an IND for our adomiparin subcutaneous injection product candidate and in May 2007 began Phase 1 clinical trials to evaluate its human safety, tolerability and pharmacokinetic profile. These trials have been completed.

We believe that the results of clinical trials conducted to date support continuing the evaluation of adomiparin in patients diagnosed with ACS who are medically managed with or without an intervention. We are seeking a collaborative partner to finance and support the further clinical development of adomiparin. We will not start additional clinical trials until we have a partner or funding available, but we remain committed to the product and its continued development.

M402

M402 is our next most advanced novel HSPG-based product candidate and is engineered to have potent anti-cancer properties and low anticoagulant activity. HSPGs are complex molecules present in the tumor microenvironment which play a role in the conversion of normal cells into cancerous cells, and present growth factors, cytokines, and chemokines necessary for tumor cell growth, migration, and survival. M402 is designed to exploit this biology. Data from preclinical studies have shown that M402 has the potential to modulate angiogenesis and tumor metastasis through a variety of HSPG-binding proteins. We currently are conducting non-clinical research with the goal of advancing M402 into human clinical trials in the first half of 2011.

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

Results of Operations

Three Months Ended September 30, 2010 and 2009

Collaboration revenue

Collaboration revenue for the three months ended September 30, 2010 and 2009 was $52.0 million and $4.0 million, respectively, representing an increase of approximately $48.0 million, or greater than 100%.

Our collaboration revenue for the three months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended September 30,
	2010	2009	$ Change
Product revenue	$44,188	$—	$44,188

Milestone	$5,000	$—	$5,000
Research and development revenue	2,773	4,008	(1,235)
Total Research and development revenue	7,773	4,008	3,765

Total collaboration revenue	$51,961	$4,008	$47,953

The increase in collaboration revenue was primarily due to product revenue we earned from Sandoz representing our profit-share on Sandoz’ sales of enoxaparin sodium injection following its commercial launch in July 2010. Due to the achievement of a regulatory milestone defined in the 2003 Sandoz Collaboration, specifically the FDA’s approval of the enoxaparin sodium injection ANDA, Sandoz made a non-refundable payment of $5.0 million to us.  Research and development revenues for the three months ended September 30, 2010 and 2009 consist of (i) amounts earned by us under the 2003 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs and (ii) amounts earned by us under the 2006 Sandoz Collaboration for reimbursement of research and development services, reimbursement of development costs and amortization of the equity premium paid by Novartis Pharma AG in connection with the 2006 Sandoz Collaboration. Research and development revenues for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 decreased by $1.2 million primarily due to a decrease in reimbursable expenses associated with our enoxaparin sodium injection program as the ANDA review process for the syringe form was completed in July 2010.

Research and Development

Research and development expense for the three months ended September 30, 2010 was $12.5 million compared to $12.9 million for the three months ended September 30, 2009. The decrease of $0.4 million, or 3%, from the 2009 period to the 2010 period resulted from decreases of: $1.0 million related to the timing of manufacturing, process development and third-party research costs primarily in support of both our M356 program and enoxaparin sodium injection program; $0.5 million in consultant expenses as a result of shifting activities to internal resources; $0.4 million in laboratory equipment depreciation and other facility related costs; $0.3 million in share-based compensation expense and $0.1 million in laboratory supplies. These decreases were offset by an increase of $1.1 million in personnel and related costs, primarily due to performance payments made in connection with the July 2010 regulatory approval of enoxaparin sodium injection, and $0.8 million in development costs principally related to our M402 preclinical activities.

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

The following table summarizes the primary components of our research and development expenditures for our principal commercial and development programs for the three months ended September 30, 2010 and 2009, and shows the total external costs incurred by us for each of our major commercial and development projects. The table excludes costs incurred by our collaborative partner on such major commercial and development projects. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing our research and development activities.

	Research and Development Expense (in thousands)
Commercial and Development Programs (Status)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Project Inception to September 30, 2010

Enoxaparin Sodium Injection (ANDA Approved July 2010)	$443	$1,113	$45,694
M356 (ANDA Filed)	1,602	1,763	29,829
Adomiparin (Phase 2a)	78	87	35,708
Other development programs	841	463
Discovery programs	49	100
Research and development internal costs	9,475	9,386

Total research and development expense	$12,488	$12,912

The decrease of $0.7 million in enoxaparin external expenditures from the 2009 period to the 2010 period was primarily due to decreased manufacturing activity and commercial activity being contracted directly with Sandoz. The decrease of $0.2 million in M356 external expenditures from the 2009 period to the 2010 period was primarily related to the timing of process development activities, manufacturing and third-party research costs. The increase of $0.4 million in external expenditures related to our other development programs from the 2009 period to the 2010 period was principally due to increased M402 preclinical activities.

The research and development internal costs, which include compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation, were consistent from the 2009 period to the 2010 period.

General and Administrative

General and administrative expense for the three months ended September 30, 2010 was $7.3 million, compared to $5.6 million for the three months ended September 30, 2009. General and administrative expense increased by $1.7 million, or 30%, from the 2009 period to the 2010 period due to: an increase of $0.6 million in royalty and license fees payable to Massachusetts Institute of Technology based on the product sales of enoxaparin sodium injection; an increase of $0.8 million in personnel and related costs primarily due to performance payments made in connection with the July 2010 regulatory approval of enoxaparin sodium injection; and an increase of $0.5 million in professional fees.  These increases were offset by a decrease of $0.2 million in share-based compensation expense.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

Interest Income and Expense

Interest income was $46,000 and $0.1 million for the three months ended September 30, 2010 and 2009, respectively. The decrease from the 2009 period to the 2010 period was due to lower average investment balances and lower interest rates.

Interest expense was $0.1 million for each of the three months ended September 30, 2010 and 2009.  We have not drawn any additional amounts from our equipment capital lease obligation since December of 2007.

Nine Months Ended September 30, 2010 and 2009

Collaboration revenue

Collaboration revenue for the nine months ended September 30, 2010 and 2009 was $58.4 million and $14.6 million, respectively, representing an increase of approximately $43.8 million, or greater than 100%.

Our collaboration revenue for the nine months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2010	2009	$ Change
Product revenue	$44,188	$—	$44,188

Milestone	$5,000	$—	$5,000
Research and development revenue	9,258	14,603	(5,345)
Total Research and development revenue	14,258	14,603	(345)

Total collaboration revenue	$58,446	$14,603	$43,843

The increase in collaboration revenue was primarily due to product revenue we earned from Sandoz representing our profit-share on Sandoz’ sales of enoxaparin sodium injection following its commercial launch in July 2010. Due to the achievement of a regulatory milestone defined in the 2003 Sandoz Collaboration, specifically the FDA’s approval of the enoxaparin sodium injection ANDA, Sandoz made a non-refundable payment of $5.0 million to us.  Research and development revenues for the three months ended September 30, 2010 and 2009 consist of (i) amounts earned by us under the 2003 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs and (ii) amounts earned by us under the 2006 Sandoz Collaboration for reimbursement of research and development services, reimbursement of development costs and amortization of the equity premium paid by Novartis Pharma AG in connection with the 2006 Sandoz Collaboration. Research and development revenues for the nine month period ended September 30, 2010 compared to the nine months ended September 30, 2009 decreased by $5.3 million primarily due to a decrease of $2.3 million in reimbursable manufacturing expenses associated our M356 program and a decrease of $3.0 million in reimbursable expenses associated with our enoxaparin sodium injection program as the ANDA review process was completed in July 2010.

Research and Development

Research and development expense for the nine months ended September 30, 2010 was $36.5 million compared to $46.4 million for the nine months ended September 30, 2009. The decrease of $9.9 million, or 21%, from the 2009 period to the 2010 period resulted from decreases of: $6.6 million related to the timing of manufacturing, process development and third-party research costs primarily in support of both our M356 program and enoxaparin sodium injection program; $2.3 million in clinical trial costs due to the completion of our adomiparin Phase 2a clinical trial in June 2009; $2.0 million in consultants principally related to our adomiparin Phase 2a clinical trial completed in June 2009; $1.0 million in laboratory supplies; and $0.7 million in laboratory equipment depreciation. These decreases were offset by increases of $2.2 million in personnel and related costs primarily due to performance payments made in connection with the regulatory approval of enoxaparin sodium injection in July 2010 and a $0.5 million credit in the 2009 period to research and development expense as a result of a revision to an accrued milestone liability.

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

The following table summarizes the primary components of our research and development expenditures for our principal commercial and development programs for the nine months ended September 30, 2010 and 2009, and shows the total external costs incurred by us for each of our major commercial and development projects. The table excludes costs incurred by our collaborative partner on such major commercial and development projects. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing our research and development activities.

	Research and Development Expense (in thousands)
Commercial and Development Programs (Status)	Nine Months Ended, September 30 2010	Nine Months Ended September 30, 2009	Project Inception to September 30, 2010

Enoxaparin Sodium Injection (ANDA Approved July 2010)	$1,592	$2,951	$45,694
M356 (ANDA Filed)	3,146	8,415	29,829
Adomiparin (Phase 2a)	439	5,074	35,708
Other development programs	2,666	1,064
Discovery programs	159	261
Research and development internal costs	28,519	28,615

Total research and development expense	$36,521	$46,380

The decrease of $1.4 million in enoxaparin external expenditures from the 2009 period to the 2010 period was primarily due to decreased manufacturing activity and commercial activity being contracted directly with Sandoz. The decrease of $5.3 million in M356 external expenditures from the 2009 period to the 2010 period was primarily related to the timing of process development activities, manufacturing and third-party research costs. The decrease of $4.6 million in external expenditures on our adomiparin program from the 2009 period to the 2010 period was due to the completion our Phase 2a clinical trial in June 2009. The increase of $1.6 million in external expenditures related to our other development programs from the 2009 period to the 2010 period was principally due to increased M402 preclinical activities.

The research and development internal costs, which include compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation, were consistent from the 2009 period to the 2010 period.

General and Administrative

General and administrative expense for the nine months ended September 30, 2010 was $20.8 million, compared to $17.7 million for the nine months ended September 30, 2009. General and administrative expense increased by $3.1 million, or 17%, from the 2009 period to the 2010 period due to: an increase of $1.4 million in personnel and related costs primarily due to performance payments made in connection with the July 2010 regulatory approval of enoxaparin sodium injection; an increase of $0.6 million in royalty and license fees payable to Massachusetts Institute of Technology based on the product sales of enoxaparin sodium injection; an increase of $0.6 million in professional fees; and an increase of $0.5 million in share-based compensation expense principally due to a modification in the application of our forfeiture rate assumption.

Interest Income and Expense

Interest income was $0.1 million and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease of $0.6 million from the 2009 period to the 2010 period was primarily due to lower average investment balances and lower interest rates.

Interest expense was $0.3 million and $0.4 million for the nine months ended September 30, 2010 and 2009, respectively.  We have not drawn any additional amounts from our equipment capital lease obligation since December of 2007.

Liquidity and Capital Resources

We finance our operations primarily through the sale of equity securities, payments from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, including profit-share payments related to product sales of enoxaparin sodium injection, and borrowings from our lines of credit and capital lease obligations. We believe that these funds will be sufficient to meet our operating requirements through at least 2012.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.  We may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

At September 30, 2010, we had $65.7 million in cash, cash equivalents and marketable securities.  In addition, we also hold $1.8 million in restricted cash which serves as collateral for a letter of credit related to our facility lease. Our funds at September 30, 2010 were invested in senior debt of government-sponsored enterprises and United States money market funds, directly or through managed funds, with remaining maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities are subject to significant risk at September 30, 2010.

During the nine months ended September 30, 2010 and 2009, our operating activities used $32.5 million and $45.6 million, respectively. The use of cash for operating activities generally approximates our net income (loss) adjusted for non-cash items and changes in operating assets and liabilities. For the nine months ended September 30, 2010, the Company’s net income adjusted for non-cash items was $14.0 million including net income of $1.0 million and non-cash items including share-based compensation expense of $8.8 million, amortization of purchased premiums on our marketable securities of $0.7 million, and depreciation and amortization expense of $3.5 million. In addition, the net change in our operating assets and liabilities used $46.5 million and resulted from: an increase in accounts receivable of $44.2 million, due to the timing of cash receipts from Sandoz related to the profit-share payments for the sales of enoxaparin sodium injection; a decrease in unbilled revenue of $2.9 million, resulting from decreased reimbursable commercial activities for our M356 program as well as decreased reimbursable activities for our enoxaparin sodium injection program; an increase in prepaid expenses and other current assets of $0.8 million, due to the timing of payroll tax payments; a decrease in accounts payable of $2.0 million, primarily due to the timing of commercial activities for our M356 program; and a decrease in deferred revenue of $2.3 million, principally due to the amortization of the $13.6 million equity premium paid by Novartis Pharma AG in connection with the 2006 Sandoz Collaboration.

For the nine months ended September 30, 2009, our net loss adjusted for non-cash items was $37.8 million.  In addition, the net change in our operating assets and liabilities used $7.8 million and resulted from: a decrease in accounts receivable of $0.4 million, due to the timing of cash receipts from Sandoz; an increase in unbilled revenue of $1.0 million, due to the timing of reimbursable manufacturing, process development and third-party research costs for our enoxaparin sodium injection program; an increase in prepaid expenses and other current assets of $0.5 million, primarily due to a vendor credit for manufacturing raw materials; a decrease in accounts payable of $1.8 million, primarily due to the timing of manufacturing costs for M356 manufacturing batches; a decrease in deferred revenue of $1.6 million, due to the amortization of the $13.6 million equity premium paid by Novartis AG in connection with the 2006 Sandoz Collaboration; a decrease in accrued expenses of $2.3 million, due primarily to a decrease in accrued compensation and a decrease in clinical accruals associated with the completion in June 2009 of our Phase 2a clinical trial for our adomiparin program; and a decrease in other current liabilities of $2.0 million.  Of the $2.0 million decrease in other current liabilities, $0.5 million relates to a revision to an accrued milestone liability, $0.5 million was paid in cash and $1.0 million of common stock was issued as consideration for the completion and satisfaction of milestones achieved under our asset purchase agreement with Parivid LLC.

During the nine months ended September 30, 2010 and 2009, our investing activities provided $36.9 million and $15.9 million, respectively. In the first nine months of 2010, we received $86.1 million from maturities of marketable securities and we used $48.1 million of cash to purchase marketable securities. In the first nine months of 2009, we received $65.0 million from the maturities of marketable securities and we used $48.0 million of cash to purchase marketable securities.  During both the nine months ended September 30, 2010 and 2009, we used $1.1 million to purchase laboratory equipment and leasehold improvements.

During the nine months ended September 30, 2010 and 2009, financing activities provided $4.3 million and $45.4 million, respectively.  During the nine months ended September 30, 2010, we received net proceeds of $6.3 million from stock option exercises and purchases of common shares through our employee stock purchase plan. These proceeds were offset by principal payments of $1.4 million on our capital lease agreement obligations and $0.5 million on financed leasehold improvements related to our corporate facility. During the nine months ended September 30, 2009, we received net proceeds of $46.8 million from our public offering of common stock in September 2009 and $0.5 million from stock option exercises and purchases of common shares through our employee stock purchase plan.  These activities were offset by principal payments of $1.4 million on our line of credit and lease agreement obligations and $0.5 million on financed leasehold improvements related to our corporate facility.

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations and capital and operating lease obligations.  On April 22, 2010, we exercised our right to extend the lease for our Cambridge facility by four years, through April 30, 2015. During the extension term, beginning on May 1, 2011, our annual rent will increase by $1.2 million per year over our current annual rental rate.

The following table summarizes our contractual obligations at September 30, 2010 (in thousands):

Contractual Obligations	Total	October 1, 2010 through December 31, 2010	2011 through 2012	2013 through 2014	2015	After 2015
License maintenance obligations	$984	$39	$315	$315	$315	*
Capital lease obligations	2,795	978	1,817	—	—	—
Operating lease obligations	21,021	913	9,125	9,414	1,569	—

Total contractual obligations	$24,800	$1,930	$11,257	$9,729	$1,884	$—

*After 2015, the annual obligations, which extend indefinitely, are approximately $0.2 million per year.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue and related allowances, accrued expenses and certain equity instruments. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2010, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.                                   Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

In July 2010, Sandoz began the commercial sale of enoxaparin sodium injection.  Under the 2003 Sandoz Collaboration agreement, Sandoz is responsible for commercial activities. We began recognizing revenue related to such sales during the quarter and, as a result, established internal controls with respect to such revenue. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended), during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                   Legal Proceedings

In July 2008, the FDA accepted for review the ANDA containing a paragraph IV certification for generic Copaxone submitted by Sandoz. Subsequently, in August 2008, Teva Pharmaceutical Industries Ltd. and related entities sued Sandoz, Novartis AG and us for patent infringement related to four of the seven Orange Book patents listed for Copaxone in the United States District Court for the Southern District of New York.  The court subsequently dismissed all claims in the case against Sandoz International GmbH and Novartis AG, the foreign affiliates of Sandoz.  We and Sandoz asserted defenses of non-infringement, invalidity and unenforceability and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit.  In January 2010, the court heard arguments from the parties on the meaning of certain disputed claim terms in a claim construction hearing (also known as a “Markman hearing”).  There is no defined timeline for the judge to issue a decision on claim construction and such a decision could be issued at any time. In September 2010, the court denied Sandoz’ and our motion for summary judgment to rule that the Orange Book patents were invalid as a matter of law, stating that fact finding was necessary to render a ruling.  Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review.  In October 2009, Teva Pharmaceutical Industries Ltd. sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone and in October 2010, the court consolidated the Mylan case with the case against us and Sandoz.

In a separate lawsuit, in December 2009, Teva Pharmaceutical Industries Ltd. and related entities sued Sandoz, Novartis AG and us for patent infringement related to certain non-Orange Book patents. The court subsequently dismissed all claims in the case against Sandoz International GmbH and Novartis AG, the foreign affiliates of Sandoz.

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

Risks Relating to our Business

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenue, we may not remain profitable.

We have incurred significant losses since our inception in May 2001. At September 30, 2010, our accumulated deficit was $320.0 million. Even with revenue from the sales by Sandoz of enoxaparin sodium injection, which commenced in July 2010, we may still incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. To remain profitable, we must receive significant revenue, including from the sales by Sandoz of enoxaparin sodium injection. Although our first quarter of enoxaparin sodium injection-related revenue was significant, revenue of that magnitude is highly dependent on Sandoz’ product remaining the sole generic competitor to the brand product, and could significantly decline with the competitive entry of an additional generic enoxaparin product. In addition, we must successfully develop and obtain regulatory approval for our other drug candidates, and effectively manufacture, market and sell any other drugs we successfully develop. Accordingly, we may not generate significant revenues in the longer term and, even if we do generate significant revenues, we may never achieve long term-profitability.

To remain profitable, we and our collaborative partners must succeed in developing and commercializing drugs with significant market potential. This will require us and our collaborative partners to be successful in a range of challenging activities: developing product candidates; obtaining regulatory approval for product candidates through either existing or new regulatory approval pathways; clearing allegedly infringing patent rights; and manufacturing, distributing, marketing and selling products.  Our profitability will also be dependent on the entry of competitive products and, if so, whether the entry is before or after the launch of our or our collaborative partners’ products.  We may never succeed in these activities and may never generate revenues that are significant. We may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to remain profitable would cause the market price of our common stock to decrease and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

If we receive insufficient revenue for enoxaparin sodium injection, we may have to curtail our product development programs and our business would be materially harmed.

Our near-term ability to generate revenue and our future success, in large part, depend on the successful commercialization of enoxaparin sodium injection.  This success further depends, in large part, on Sandoz’ continued success in commercailizing the product, capturing market share and in competing with Lovenox brand competition as well as potential other generic competition. Additional generic competition could lead to a significant loss of market share and a significant decline in pricing, resulting in a significant decline in revenue.  Because enoxaparin sodium injection was only approved by the FDA in late July 2010, we cannot be certain the sales will continue to be successful and sustained.

If other generic versions of Lovenox are approved and successfully commercialized, our business would suffer due to a substantial change in the revenue we receive from Sandoz under our collaboration agreement.

In March 2003, Amphastar Pharmaceuticals, Inc. and Teva each submitted ANDAs for generic versions of Lovenox with the FDA. In 2007, Hospira, Inc. submitted ANDAs for generic versions of Lovenox with the FDA. In addition, other third parties, including, without limitation, Sanofi-Aventis, may seek approval to market generic versions of Lovenox in the United States. If a competitor obtains FDA approval or if Sanofi-Aventis decides to market its drug as a generic or license it to another company to be sold as a generic, both known as authorized generics, the financial returns to us from the sale of enoxaparin sodium injection would be significantly less than if no other generics are approved. Under these circumstances, the resulting market price for our enoxaparin sodium injection product may be lower. Also, we may lose significant market share for enoxaparin sodium injection if one or more third parties market generic versions of Lovenox.

In addition, the 2003 Sandoz Collaboration contains terms which specify the sharing of commercial revenues of enoxaparin sodium injection between us and Sandoz. Under circumstances when one or more third parties successfully commercialize a generic version of Lovenox, significantly less favorable economic terms for us would be triggered. Consequently, if other generic versions of Lovenox are approved and commercialized, our revenues from enoxaparin sodium injection would be reduced and, as a result, our business, including our near-term financial results and our ability to fund future discovery and development programs, would suffer.

If efforts by Sanofi-Aventis or others to delay, limit, or prevent the use of our enoxaparin sodium injection product are successful, our business may suffer.

In February 2003, Sanofi-Aventis filed a Citizen Petition with the FDA requesting that the FDA withhold approval of any ANDA for a generic version of Lovenox until and unless the FDA determines that the manufacturing process used by the generic applicant is equivalent to the process used to make Lovenox, or until the generic applicant demonstrates through clinical trials that its product is equally safe and effective as Lovenox. The Citizen Petition also requested that the FDA require the generic product to contain a specific molecular structure.  In July 2010, the FDA denied Sanofi-Aventis’ Citizen Petition and approved the ANDA filed by Sandoz for enoxaparin sodium injection.  In July 2010, Sanofi-Aventis filed a lawsuit in the United States District Court for the District of Columbia against the FDA, Margaret A. Hamburg, Commissioner of Food and Drugs, and Kathleen Sebelius, Secretary of Health and Human Services.  The complaint alleged, among other things, that FDA’s approval of the ANDA filed by Sandoz was arbitrary and capricious and exceeded FDA’s statutory authority by requiring additional data for the purpose of demonstrating the safety or effectiveness of a generic version of Lovenox and departing from its own precedent governing the approval of generic drugs that have not been fully characterized. The lawsuit sought, among other things, a temporary restraining order and preliminary injunction directing the FDA to suspend and withdraw its approval of the ANDA filed by Sandoz for enoxaparin sodium injection. In August 2010, the court denied the motion for a temporary restraining order and preliminary injunction. The case remains on-going.

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

In November 2009, Teva Neuroscience, Inc. (on behalf of Teva Pharmaceutical Industries Ltd.) filed a Citizen Petition with the FDA requesting that the FDA neither approve nor accept for filing any ANDA for a generic version of Copaxone because the complexity of Copaxone makes it impossible to demonstrate that the active ingredient in the generic version is the same as Copaxone. The FDA dismissed the petition in May 2010.  The FDA’s practice is to rule within 180 days on Citizen Petitions that seek to prevent approval of an ANDA if the petition was filed after the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA.  If, at the end of the 180-day period, the ANDA is not ready for approval or rejection, then the FDA has typically dismissed the petition without acting on the petition.  Teva Neuroscience, Inc. may seek to file another petition, and other third parties may also file Citizen Petitions requesting the FDA to adopt specific approval standards for generic products.  For example, in October, 2010, Peptimmune, Inc. filed a Citizen Petition requesting that certain pharmacokinetic and pharmacodynamic tests be adopted by the FDA as sameness standards for generic Copaxone.  While we believe that our technology and methods will demonstrate the equivalence of M356 without the use of Peptimmune’s technology,  if the FDA grants Teva’s or a third party’s Citizen Petition, we and Sandoz may be delayed in obtaining, or potentially unable to obtain, approval of the ANDA for M356 which would materially harm our business.

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

In July 2008, the FDA accepted for review the ANDA containing a paragraph IV certification for generic Copaxone submitted by Sandoz. Subsequently, in August 2008, Teva Pharmaceutical Industries Ltd. and related entities sued Sandoz, Novartis AG and us for patent infringement related to four of the seven Orange Book patents listed for Copaxone in the United States District Court for the Southern District of New York.  The court subsequently dismissed all claims in the case against Sandoz GmbH and Novartis AG the foreign affiliates of Sandoz.  We and Sandoz asserted defenses of non-infringement, invalidity and unenforceability and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit.  In January 2010, the court heard arguments from the parties on the meaning of certain disputed claim terms in a claim construction hearing (also known as a “Markman hearing”).  There is no defined timeline for the judge to issue a decision on claim construction and such a decision could be issued at any time. In September 2010, the court denied Sandoz’ and our motion for summary judgment to rule that the Orange Book patents were invalid as a matter of law, stating that fact finding was necessary to render a ruling.  Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review.  In October 2009, Teva Pharmaceutical Industries Ltd. sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone and in October 2010, the court consolidated the Mylan case with the case against us and Sandoz.

In a separate lawsuit, in December 2009, Teva Pharmaceutical Industries Ltd. and related entities sued Sandoz, Novartis AG and us for patent infringement related to certain non-Orange Book patents. The court subsequently dismissed all claims in the case against Sandoz GmbH and Novartis AG the foreign affiliates of Sandoz.

These lawsuits could significantly delay, impair or prevent our ability to commercialize M356, our second major generic product candidate. Litigation involves many risks and uncertainties, and there is no assurance that Sandoz or we will prevail in any lawsuit with Teva Pharmaceutical Industries Ltd. In addition, Teva Pharmaceutical Industries Ltd. has significant resources and any litigation with Teva Pharmaceutical Industries Ltd. could last a number of years, potentially delaying or prohibiting the commercialization of M356. If we are not successful in commercializing M356 or are significantly delayed in doing so, our business may be materially harmed.

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

We and our collaborative partners and vendors obtain certain raw materials, including UFH, from suppliers who in turn source the materials from other countries, including four suppliers in China. In 2008, due to the occurrence of adverse events associated with the use of UFH, there were global recalls of UFH products, including in the United States, putting our supply chain at risk. Based on investigation by the FDA into those adverse events, the FDA identified a heparin-like contaminant in the implicated UFH products and recommended that manufacturers and suppliers of UFH use additional tests to screen their UFH active pharmaceutical ingredient. We and our collaborative partner worked with the appropriate regulatory authorities to document and to demonstrate that our testing standards meet or exceed all requirements for testing and screening the supply of UFH active pharmaceutical ingredient. The FDA and other authorities have also placed restrictions on the import of some raw materials from China, and may in the future place additional restrictions and testing requirements on the use of raw materials, including UFH, in products intended for sale in the United States. As a result, the raw materials, including UFH, used in our products may become difficult to obtain, significantly increase in cost, or become unavailable to us. If any of these events occur, we and our collaborative partners may be unable to produce our products in sufficient quantities to meet the requirements for the commercial launch or demand of the product, which would have a material adverse impact on our business.

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

As of September 30, 2010, we had cash, cash equivalents and marketable securities totaling $65.7 million. For the nine months ended September 30, 2010, we had a net income of $1.0 million and used cash in operating activities of $32.5 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements may vary depending on the following:

•                        the rate of growth in sales of enoxaparin sodium injection and the timeliness with which enoxaparin sodium injection is accepted by patients, physicians and third-party payors as an alternative to Lovenox;

•                        if Sanofi-Aventis is able to obtain an injunction blocking sales of enoxaparin sodium injection;

•                        a decision is issued in favor of Teva Pharmaceutical Industries Ltd. in its patent litigation matters against us;

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

We may seek additional funding in the future and intend to do so through collaborative arrangements and public or private equity and debt financings. Any additional capital raised through the sale of equity may dilute existing investors percentage ownership of our common stock. Capital raised through debt financing would require us to make periodic interest payments and may impose potentially restrictive covenants on the conduct of our business. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.

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

Generic pharmaceutical products are sold through various channels, including retail, mail order, and to hospitals through group purchasing organizations, or GPOs. As enoxaparin sodium injection is primarily a hospital-based product, a large percentage of the revenue for enoxaparin sodium injection is derived through contracts with GPOs. Currently, a relatively small number of GPOs control a substantial portion of generic pharmaceutical sales to hospital customers. In order to establish and maintain contracts with these GPOs, we believe that we, in collaboration with Sandoz, will need to maintain adequate drug supplies, remain price competitive, comply with FDA regulations and provide high-quality products. The GPOs with whom we or our collaborators have established contracts may also have relationships with our competitors and may decide to contract for or otherwise prefer products other than ours, limiting access of enoxaparin sodium injection to certain hospital segments. Our sales could also be negatively affected by any rebates, discounts or fees that are required by our customers, including the GPOs, wholesalers, distributors, retail chains or mail order services, to gain and retain market acceptance for our products. We anticipate that M356 will be primarily distributed through retail channels and mail order services. If we or our collaborators are unable to establish and maintain distribution arrangements with all of these customers, sales of our products, our revenues and our profits would suffer.

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

As we advance our drug candidates through the development process, we will need to expand our development, regulatory, manufacturing, quality, distribution, sales and marketing capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other organizations. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. For example, some jurisdictions, such as the District of Columbia, have imposed licensing requirements for sales representatives. In addition, the District of Columbia and the Commonwealth of Massachusetts, as well as the Federal government by way of the health care reform legislation, have established reporting requirements that would require public reporting of consulting and research fees to health care professionals. Because the reporting requirements vary in each jurisdiction, compliance will be complex and expensive and may create barriers to entering the commercialization phase. The need to build new systems as part of our growth could place a strain on our administrative and operational infrastructure. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.  Such requirements may also impact our opportunities to collaborate with physicians at academic research centers as new restrictions on academic-industry relationships are put in place. In the past, collaborations between academia and industry have led to important new innovations, but the new law may have an effect on these activities. While we cannot predict whether any legislative or regulatory changes will have negative or positive effects, they could have a material adverse effect on our business, financial condition and potential profitability.

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

The new regulatory pathway also creates a number of additional obstacles to the approval and launch of biosimilar and interchangeable products, including:  an obligation of the applicant to share, in confidence, the information in its abbreviated pathway application with the brand company’s and patent owner’s counsel in connection with the new patent clearance process; the inclusion of multiple potential patent rights in the patent clearance process; a grant to each brand company of 12 years of marketing exclusivity following brand approval. Furthermore, the new regulatory pathway creates the risk that the brand company during its 12-year marketing exclusivity period will develop and replace its product with a modified product that qualifies for an additional 12-year marketing exclusivity period, reducing the opportunity for substitution at the retail pharmacy level for an interchangeable follow-on biologic.  Finally, the new legislation also creates the risk that, as brand and follow-on biologic companies gain experience with the new regulatory pathway, subsequent FDA determinations or court rulings could create additional areas for potential disputes and resulting delays in follow-on biologic approval.

If our preclinical studies and clinical trials for our development candidates, including adomiparin and M402, are not successful, we will not be able to obtain regulatory approval for commercial sale of our novel or improved drug candidates.

To obtain regulatory approval for the commercial sale of our novel drug candidates, we are required to demonstrate through preclinical studies and clinical trials that our drug development candidates are safe and effective. Preclinical studies and clinical trials of new development candidates are lengthy and expensive and the historical failure rate for development candidates is high.

A failure of one or more of our preclinical studies or clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize adomiparin, M402 or our other drug candidates, including:

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

The results from preclinical studies of a development candidate may not predict the results that will be obtained in human clinical trials. If we are required to conduct additional clinical trials or other testing of adomiparin, M402 or our future product candidates, if we are unable to successfully complete our clinical trials or other tests, or if the results of these trials are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for our drug candidates or we may not be able to obtain marketing approval at all. Our product development costs will also increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products. If any of these events occur, our business will be materially harmed.

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

In addition, the FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

The new law contains provisions that will affect companies in the pharmaceutical industry and other healthcare-related industries by imposing additional costs and changes to business practices.  Provisions affecting pharmaceutical companies include an increase to the mandatory rebates for drugs sold into the Medicaid program, an extension of the rebate requirement to drugs used in risk-based Medicaid managed care plans, an extension of mandatory discounts for drug products sold to certain critical access hospitals, cancer hospitals and other covered entities, and discounts and fees applicable to brand-name drugs.  Although many of these provisions may not apply directly to us, they may change business practices in our industry and, assuming our products are approved for commercial sale, such changes could adversely impact our profitability.

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

The full effects of the U.S. health care reform legislation cannot be known until the new law is implemented through regulations or guidance issued by the CMS and other federal and state health care agencies.  While we cannot predict whether any legislative or regulatory changes will have negative or positive effects, they could have a material adverse effect on our business, financial condition and potential profitability.

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

2003 Sandoz Collaboration

Either we or Sandoz may terminate the 2003 Sandoz Collaboration for material uncured breaches or certain events of bankruptcy or insolvency by the other party. Sandoz may also terminate the 2003 Sandoz Collaboration if the enoxaparin sodium injection product or the market lacks commercial viability, if new laws or regulations are passed or court decisions rendered that substantially diminish our legal avenues for commercialization of enoxaparin sodium injection, or, in multiple cases, if certain costs exceed mutually agreed upon limits. If the 2003 Sandoz Collaboration is terminated other than due to our uncured breach or bankruptcy, we will be granted an exclusive license under certain intellectual property of Sandoz to develop and commercialize enoxaparin sodium injection in the United States. In that event, we would need to expand our internal capabilities or enter into another collaboration, which could cause significant delays that could prevent us from commercializing enoxaparin sodium injection. If Sandoz terminates the 2003 Sandoz Collaboration due to our uncured breach or bankruptcy, Sandoz would retain the exclusive right to develop and commercialize enoxaparin sodium injection in the United States. In that event, we would no longer have any influence over the commercialization strategy of enoxaparin sodium injection in the United States. In addition, Sandoz would retain its rights of first negotiation with respect to certain of our other products in certain circumstances and its rights of first refusal outside of the United States and the European Union. Accordingly, if Sandoz terminates the 2003 Sandoz Collaboration, we may decide to discontinue the enoxaparin sodium injection project, or our revenues may be reduced, any one of which could have a material adverse effect on our business.

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

Because we have limited or no capabilities for manufacturing, sales, marketing and distribution, and because we have limited resources, we may need to enter into alliances or collaborations with other companies that can assist with the development and commercialization of our product candidates, such as adomiparin. In those situations, we would expect our alliance or collaborative partners to provide substantial capabilities in manufacturing, sales, marketing and distribution. We may not be successful in entering into any such alliances. Even if we do succeed in securing such alliances, we may not be able to maintain them.

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

Item 5.    Other Information

In conjunction with the resignation of Steven Brugger as our chief operating officer, effective as of November 5, 2010, we entered into a letter agreement with Mr. Brugger regarding his termination of employment and entry into a consulting agreement. Pursuant to the terms of the consulting agreement, we will pay Mr. Brugger $270 per hour during the consulting term which begins November 6, 2010 and continues through June 30, 2011 (or such earlier date as may be determined by the parties).

Item 6.	Exhibits.

10.1*	Letter Agreement dated November 5, 2010 between Steven B. Brugger and the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: November 8 , 2010
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2010

	By:	/s/ Richard P. Shea
Richard P. Shea, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)