Form 10-Q
period 2011-03-31
MOMENTA PHARMACEUTICALS INC
filed 2011-05-05
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of May 2, 2011.

Class	Number of Shares
Common Stock $0.0001 par value	50,852,549

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.                                   Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$58,658	$100,681
Marketable securities	123,364	52,078
Accounts receivable	82,354	54,485
Unbilled revenue	1,928	5,265
Prepaid expenses and other current assets	2,176	1,793

Total current assets	268,480	214,302
Property and equipment, net of accumulated depreciation	10,365	9,003
Intangible assets, net	2,411	2,486
Restricted cash	1,778	1,778

Total assets	$283,034	$227,569

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,728	$4,394
Accrued expenses	5,687	9,098
Deferred revenue	2,156	2,150
Capital lease obligations	1,514	1,729
Lease financing liability	65	258
Deferred rent	6	23

Total current liabilities	14,156	17,652
Deferred revenue, net of current portion	3,227	3,763
Other long term liabilities	51	51

Total liabilities	17,434	21,466

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized at March 31, 2011 and December 31, 2010, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized at March 31, 2011 and December 31, 2010, 50,809 and 49,747 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	5	5
Additional paid-in capital	492,417	489,873
Accumulated other comprehensive loss	(69)	(16)
Accumulated deficit	(226,753)	(283,759)

Total stockholders’ equity	265,600	206,103

Total liabilities and stockholders’ equity	$283,034	$227,569

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Collaboration revenues:
Product revenue	$75,761	$—
Research and development revenue	2,411	3,690
Total collaboration revenue	78,172	3,690
Operating expenses:
Research and development*	12,943	12,255
General and administrative*	8,310	7,475
Total operating expenses	21,253	19,730

Operating income (loss)	56,919	(16,040)

Other income (expense):
Interest income	128	60
Interest expense	(41)	(104)
Total other income (expense)	87	(44)

Net income (loss)	$57,006	$(16,084)

Net income (loss) per share:
Basic	$1.15	$(0.37)
Diluted	$1.13	$(0.37)

Weighted average shares outstanding:
Basic	49,532	43,752
Diluted	50,334	43,752

*Includes the following share-based compensation expense:

Research and development	$837	$1,539
General and administrative	$929	$2,529

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating activities:
Net income (loss)	$57,006	$(16,084)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,117	1,100
Share-based compensation expense	1,766	4,068
Amortization of premium on investments	245	368
Amortization of intangibles	75	75
Loss on disposal of assets	—	6
Changes in operating assets and liabilities:
Accounts receivable	(27,869)	—
Unbilled revenue	3,337	2,138
Prepaid expenses and other current assets	(383)	(897)
Accounts payable	334	(1,735)
Accrued expenses	(3,411)	(1,632)
Deferred rent	(17)	(17)
Deferred revenue	(530)	(563)
Other long term liabilities	—	25

Net cash provided by (used in) operating activities	31,670	(13,148)

Cash Flows from Investing activities:
Purchases of property and equipment	(2,479)	(323)
Purchases of marketable securities	(137,316)	(8,989)
Proceeds from maturities of marketable securities	65,732	24,960

Net cash (used in) provided by investing activities	(74,063)	15,648

Cash Flows from Financing activities:
Proceeds from issuance of common stock under stock plans	778	670
Payments on financed leasehold improvements	(193)	(180)
Principal payments on capital lease obligations	(215)	(579)

Net cash provided by (used in) financing activities	370	(89)

(Decrease) increase in cash and cash equivalents	(42,023)	2,411
Cash and cash equivalents, beginning of period	100,681	21,934

Cash and cash equivalents, end of period	$58,658	$24,345

Supplemental Cash Flow Information:
Cash paid for interest	$41	$104

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         The Company

Business

Momenta Pharmaceuticals, Inc. (the “Company” or “Momenta”) was incorporated in the state of Delaware in May 2001 and began operations in early 2002. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company specializing in the detailed structural analysis of complex mixture drugs, applying its technology to the development of generic or follow-on versions of complex drug products as well as to the discovery and development of complex novel drugs. The Company presently derives all of its revenue from one collaborative partner. Collaboration revenue includes product revenue related to sales of enoxaparin sodium injection and reimbursement of research and development expenses.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 10, 2011.

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

Reclassifications

Certain prior year amounts in marketable securities have been reclassified to conform to the current year presentation.

Revenue Recognition

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

Research and Development Revenue

The Company receives revenue from collaboration agreements with one collaborative partner. Under the terms of collaboration agreements entered into by the Company, the Company may receive non-refundable, up-front license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved and/or profit-sharing or royalties on product sales. Agreements containing multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborative partner and whether there is objective and reliable evidence of fair value of the undelivered obligation(s). The consideration received is then allocated among the separate units based on either their respective fair values or the residual method, and the applicable revenue recognition criteria are applied to each of the separate units.

In October 2009, the Financial Accounting Standards Board issued a new accounting standard which amends the guidance on the accounting for arrangements involving the delivery of more than one element. This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. The Company adopted this new accounting standard on a prospective basis for all multiple-element arrangements entered into on or after January 1, 2011 and for any multiple-element arrangements that were entered into prior to January 1, 2011 but materially modified on or after January 1, 2011.

Pursuant to the new standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, and (iii) best estimate of the selling price (BESP). The BESP reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold on a stand-alone basis. The Company expects, in general, to use BESP for allocating consideration to each deliverable. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration not contingent upon future deliverables.

For multiple-element arrangements entered into prior to January 1, 2011 and not materially modified thereafter, the Company continues to apply its prior accounting policy with respect to such arrangements. Under this policy, in general, revenue from non-refundable, upfront fees related to intellectual property rights/licenses where the Company has continuing involvement is recognized ratably over the estimated period of ongoing involvement, which is typically the development term, because there was no objective and reliable evidence of fair value for any undelivered item to allow the delivered item to be considered a separate unit of accounting. This requirement with respect to the fair value of undelivered items was eliminated in the newly issued accounting standard. Research and development funding is recognized as earned over the period of effort. In general, the consideration with respect to the other deliverables is recognized when the goods or services are delivered.

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

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash and that mature within three months from date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost, and were primarily comprised of money market funds at March 31, 2011 and December 31, 2010.

Concentration of Credit Risks

The Company’s primary exposure to credit risk derives from its cash, cash equivalents, marketable securities and accounts receivable.

The Company invests its cash in bank deposits, money market accounts, corporate debt securities, United States treasury obligations, commercial paper and United States government-sponsored enterprise securities in accordance with its investment policy. The Company has established guidelines relating to diversification and maturities that allow the Company to manage risk.

Marketable Securities

Available-for-sale debt securities are recorded at fair market value. Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive loss in stockholders’ equity unless the security has experienced a credit loss, the Company intends to sell the security or the Company has determined that it is more likely than not that it will have to sell the security before its expected recovery. Realized gains and losses are reported in interest income on a specific identification basis. There were no charges taken for other-than-temporary declines in fair value of marketable securities during the three months ended March 31, 2011. There were no realized gains or losses on marketable securities during the three months ended March 31, 2011 and 2010.

Accounts Receivable and Unbilled Revenue

Accounts receivable represents amounts due to the Company at March 31, 2011 and December 31, 2010 from one collaborative partner related to sales of enoxaparin sodium injection and reimbursement of research and development expenses. Unbilled revenue represents amounts owed at March 31, 2011 and December 31, 2010 from one collaborative partner for reimbursement of research and development expenses. The Company has not recorded any allowance for uncollectible accounts or bad debt write-offs and it monitors its receivables to facilitate timely payment.

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

Long-Lived Assets

The Company evaluates the recoverability of its property, equipment and intangible assets when circumstances indicate that an event of impairment may have occurred. The Company recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the undiscounted future cash flows of such assets or businesses. No impairment charges have been recognized through March 31, 2011.

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

Share-Based Compensation Expense

The Company recognizes the fair value of share-based compensation in its consolidated statements of operations. Share-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company’s stock option plans and employee stock purchase plan. The Company recognizes share-based compensation expense equal to the fair value of stock options on a straight-line basis over the requisite service period. Restricted stock awards are recorded as compensation cost, based on the market value on the date of the grant, on a straight-line basis over each award’s explicit or implicit service periods. The Company estimates an award’s implicit service period based on its best estimate of the period over which an award’s vesting conditions will be achieved. The Company reviews and evaluates these estimates on a quarterly basis and will recognize any remaining unrecognized compensation as of the date of an estimate revision over the revised remaining implicit service period. The Company issues new shares upon stock option exercises, upon the grant of restricted stock awards and under the Company’s employee stock purchase plan.

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires the Company to develop certain subjective assumptions including the expected volatility of the Company’s stock, the expected term of the award and the expected forfeiture rate associated with the Company’s stock option plans. The Company considers, among other factors, the implied volatilities of its own currently traded options to provide an estimate of volatility based upon current trading activity. The Company uses a blended volatility rate based upon its own historical performance, as well as the implied volatilities of its own currently traded options, as it believes this appropriately reflects the expected volatility of its stock. The Company uses a blend of its own historical data and peer data to estimate option exercise and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option. For purposes of identifying peer entities, the Company considers characteristics such as industry, stage of life cycle and financial leverage. The Company reviews and evaluates these assumptions regularly to reflect recent historical data. The risk-free interest rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant.

The Company applies an estimated forfeiture rate to current period expense to recognize share-based compensation expense only for those stock and option awards expected to vest. The Company estimates forfeitures based upon historical data, adjusted for known trends, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ from such estimates. Subsequent changes in estimated forfeitures will be recognized through a cumulative adjustment in the period of change and will also impact the amount of share-based compensation expense in future periods.

Unvested stock options held by consultants are revalued using the Company’s estimate of fair value at each balance sheet date.

Net Income (Loss) Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares and potential shares from outstanding stock options and unvested restricted stock determined by applying the treasury stock method. For the three months ended March 31, 2010, the effect of all potentially dilutive securities is anti-dilutive as the Company had a net loss in that period. Accordingly, basic and diluted net loss per share is the same in that period.

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

The Company applies judgment in the determination of the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For the three months ended March 31, 2011, the Company had no material unrecognized tax benefits and no adjustments to its deferred tax assets.  The Company recognizes any material interest and penalties related to unrecognized tax benefits in income tax expense. The Company expects to generate U.S. taxable income during 2011. However, the Company’s U.S. taxable income is expected to be offset by net operating loss carryforwards and other deferred tax attributes resulting in an estimated tax rate of zero for the year ended December 31, 2011.

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

Comprehensive Income (Loss)

Accumulated other comprehensive loss as of March 31, 2011 and December 31, 2010 consists entirely of unrealized gains and losses on available-for-sale securities. Comprehensive income (loss) for the three months ended March 31, 2011 and 2010 was $56.9 million and $(16.1) million, respectively.

Segment Reporting

Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of pharmaceutical products. All of the Company’s revenues through March 31, 2011 have come from one collaborative partner and are based solely on activities in the United States.

3.         Net Income (Loss) Per Share

The following table sets forth the Company’s reconciliation of basic and diluted share amounts (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Numerator:
Net income (loss)	$57,006	$(16,084)

Denominator:
Basic weighted average shares outstanding	49,532	43,752
Weighted average stock equivalents from assumed exercise of stock options and restricted stock awards	802	—
Diluted weighted average shares outstanding	50,334	43,752

Basic net income (loss) per share	$1.15	$(0.37)
Diluted net income (loss) per share	$1.13	$(0.37)

Weighted average anti-dilutive shares related to:
Outstanding stock options	2,324	3,135
Restricted stock awards	37	774

The weighted average anti-dilutive shares shown in the foregoing table were not included in the computation of diluted net income (loss) per share. In those reporting periods in which the Company has reported net income, anti-dilutive shares comprise those stock equivalents that have either an exercise price above the average stock price for the period or average unrecognized share-based compensation expense related to the stock equivalents is sufficient to “buy back” the entire amount of shares. In those reporting periods in which the Company has a net loss, anti-dilutive shares comprise the impact of those number of shares that would have been dilutive had the Company had net income, plus the number of stock equivalents that would be anti-dilutive had the Company had net income.

4.         Fair Value Measurements

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points from active markets that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

The Company’s financial assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by its third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by its pricing services as of March 31, 2011 and December 31, 2010.

There have been no transfers of assets between the fair value measurement classifications.

The following tables set forth the Company’s financial assets that were recorded at fair value at March 31, 2011 and December 31, 2010 (in thousands):

Description	Balance as of March 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$57,670	$57,670	$—	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	71,465	—	71,465	—
Corporate debt securities	33,901	—	33,901	—
Commercial paper obligations	16,993	—	16,993	—
U.S. Treasury obligation	1,005	1,005	—	—

Total	$181,034	$58,675	$122,359	$—

Description	Balance as of December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$99,911	$99,911	$—	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	48,557	—	48,557	—
Corporate debt securities	3,521	—	3,521	—

Total	$151,989	$99,911	$52,078	$—

In the tables above, as of March 31, 2011 and December 31, 2010, corporate debt securities include $9.3 million and $3.5 million, respectively, of Federal Deposit Insurance Corporation, or FDIC, guaranteed senior notes issued by financial institutions under the FDIC’s Temporary Liquidity Guarantee Program.

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, unbilled revenue, other current assets, accounts payable and accrued expenses, approximate fair value due to their short-term maturities. The carrying amounts of the capital lease obligations approximate their fair values due to their variable interest rates.

The Company did not have any non-recurring fair value measurements on any assets or liabilities at March 31, 2011 and December 31, 2010.

5.         Cash, Cash Equivalents and Marketable Securities

The following table summarizes the Company’s cash, cash equivalents and marketable securities as of March 31, 2011 and December 31, 2010 (in thousands):

As of March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$58,658	$—	$—	$58,658
U.S. Government-sponsored enterprise obligations
Due in one year or less	29,608	6	(1)	29,613
Due in two years or less	41,906	4	(58)	41,852
Corporate debt securities
Due in one year or less	30,585	2	(19)	30,568
Due in two years or less	3,348	—	(15)	3,333
Commercial paper obligations due in one year or less	16,982	11	—	16,993
U.S. Treasury obligations due in one year or less	1,004	1	—	1,005

Total	$182,091	$24	$(93)	$182,022

Reported as:
Cash and cash equivalents	$58,658	$—	$—	$58,658
Marketable securities	123,433	24	(93)	123,364

Total	$182,091	$24	$(93)	$182,022

As of December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$100,681	$—	$—	$100,681
U.S. Government-sponsored enterprise obligations
Due in one year or less	37,574	2	(15)	37,561
Due in two years or less	10,996	3	(3)	10,996
Corporate debt securities due in one year or less	3,524	—	(3)	3,521

Total	$152,775	$5	$(21)	$152,759

Reported as:
Cash and cash equivalents	$100,681	$—	$—	$100,681
Marketable securities	52,094	5	(21)	52,078

Total	$152,775	$5	$(21)	$152,759

At March 31, 2011, the Company held 16 marketable securities that were in an unrealized loss position for less than one year. At December 31, 2010, the Company held 13 marketable securities that were in an unrealized loss position for less than one year. The unrealized losses were caused by fluctuations in interest rates. The following table summarizes the aggregate fair value of these securities at March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011		As of December 31, 2010
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
U.S. Government-sponsored enterprise obligations	$41,618	$(59)	$37,316	$(18)
Corporate debt securities	$24,291	$(34)	$3,521	$(3)

No marketable securities were in an unrealized loss position for greater than one year.

To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company reviewed its investments with unrealized losses and concluded that no other-than-temporary impairment existed at March 31, 2011 as it has the ability and intent to hold these investments to maturity and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis.

6.         Intangible Assets

As of March 31, 2011 and December 31, 2010, intangible assets, net of accumulated amortization, are as follows (in thousands):

		March 31, 2011		December 31, 2010
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core technology	12 years	$3,593	$(1,182)	$3,593	$(1,107)
Non-compete agreement	2 years	170	(170)	170	(170)

Total intangible assets		$3,763	$(1,352)	$3,763	$(1,277)

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets. Amortization expense was $75,000 for each of the three months ended March 31, 2011 and 2010.

The Company expects to incur amortization expense of approximately $0.3 million per year for each of the next five years.

7.         Collaboration and License Agreements

2003 Sandoz Collaboration

In November 2003, the Company entered into a collaboration and license agreement (the “2003 Sandoz Collaboration”) with Sandoz N.V. and Sandoz Inc. to jointly develop and commercialize enoxaparin sodium injection, a generic version of Lovenox®, a low molecular weight heparin or LMWH. Sandoz N.V. later assigned its rights and obligations under the 2003 Sandoz Collaboration to Sandoz AG. Sandoz AG and Sandoz Inc. are collectively referred to as “Sandoz.” Under the 2003 Sandoz Collaboration, the Company granted Sandoz the exclusive right to manufacture, distribute and sell enoxaparin sodium injection in the United States. The Company agreed to provide development and related services on a commercially reasonable basis, which included developing a manufacturing process to make enoxaparin sodium injection, scaling up the process, contributing to the preparation of an Abbreviated New Drug Application, or ANDA, in Sandoz’s name to be filed with the United States Food and Drug Administration, or FDA, further scaling up the manufacturing process to commercial scale, and related development of intellectual property. The Company has the right to participate in a joint steering committee which is responsible for overseeing development, legal and commercial activities and approves the annual collaboration plan. Sandoz is responsible for commercialization activities and will exclusively distribute and market the product.  The Company identified two significant deliverables in this arrangement including: (i) a license and (ii) development and related services. The Company determined that the license did not meet the criteria for separation as it did not have stand alone value apart from the development services, which are proprietary to the Company. Therefore, the Company has determined that a single unit of accounting exists with respect to the 2003 Sandoz Collaboration.

The Company is paid at cost for external costs incurred for development and related activities and is paid for full time equivalents, or FTEs, performing development and related services. In addition, in the event no third-party competitors are marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), Sandoz will pay the Company 45% of the contractual profits from the sale of enoxaparin sodium injection. If a third-party competitor begins marketing a Lovenox-Equivalent Product, Sandoz will instead pay the Company a royalty based on net sales of enoxaparin sodium injection. If the only Lovenox-Equivalent Product being marketed by a third-party competitor is Lovenox being marketed by Sanofi-Aventis, which distributes Lovenox, as a generic drug or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, Sandoz will pay the Company a combination of a royalty payment based on net sales and a share of profits. If certain milestones are achieved with respect to enoxaparin sodium injection under certain circumstances, Sandoz will make payments to the Company which would reach $55 million if all such milestones are achieved.

A portion of the development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, are offset against profit-sharing amounts, royalties and milestone payments. Sandoz also may offset a portion of any product liability costs and certain other expenses arising from patent litigation against any profit-sharing amounts, royalties and milestone payments.

Collaboration Revenue

On July 23, 2010, the FDA granted marketing approval of the ANDA for enoxaparin sodium injection filed by Sandoz. As a result of the FDA’s approval, the Company achieved a regulatory milestone defined in the 2003 Sandoz Collaboration and recorded $5.0 million in research and development revenue from Sandoz in the year ended December 31, 2010. Because no third-party competitors marketed a Lovenox-Equivalent Product during the three months ended March 31, 2011, the Company earned $75.8 million in profit-share product revenue from Sandoz during the three months ended March 31, 2011.

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

Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of the Company’s common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million. The Company recognizes revenue from the $13.6 million paid premium on a straight-line basis over the estimated development period of approximately six years beginning in June 2007. The Company recognized research and development revenue relating to this paid premium of approximately $0.5 million in each of the three months ended March 31, 2011 and 2010. Under the 2006 Sandoz Collaboration, the Company and Sandoz AG expanded the geographic markets for enoxaparin sodium injection covered by the 2003 Sandoz Collaboration to include the European Union and further agreed to exclusively collaborate on the development and commercialization of three other follow-on and complex generic products for sale in specified regions of the world. In December 2008, the Company and Sandoz AG terminated the collaborative program with regard to one of the follow-on products, M249, primarily due to the commercial prospects for M249. In December 2009, the Company and Sandoz AG terminated the collaborative program with regard to the other follow-on product, M178. Each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions. For the remaining products under the collaboration, the Company has agreed to provide development and related services on a commercially reasonable basis, which includes developing a manufacturing process to make the products, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale, and related development of intellectual property. The Company has the right to participate in a joint steering committee, which is responsible for overseeing development, legal and commercial activities and approves the annual collaboration plan. Sandoz AG is responsible for commercialization activities and will exclusively distribute and market any products covered by the 2006 Sandoz Collaboration. The Company identified two significant deliverables in this arrangement including: (i) a license and (ii) the development and related services. The Company determined that the license did not meet the criteria for separation as it does not have stand alone value apart from the development services, which are proprietary to the Company. Therefore, the Company has determined that a single unit of accounting exists with respect to the 2006 Sandoz Collaboration.

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

In exchange for these rights, the Company paid M.I.T. a license issue fee, and pays annual license maintenance fees. The Company, upon commercialization, is also required to pay M.I.T. royalties on products and services covered by the licenses and sold by the Company or its affiliates or sublicensees, a percentage of certain other income received by the Company from corporate partners and sublicensees, and certain patent prosecution and maintenance costs. M.I.T. and certain contributing individuals were also issued shares of the Company’s common stock. The Company recorded license fee expense of approximately $39,000 related to these agreements for each of the three months ended March 31, 2011 and 2010, and royalty fee expense of $1.4 million for the three months ended March 31, 2011, related to these agreements.

8.         Share-Based Payments

2004 Stock Incentive Plan

The Company’s 2004 Stock Incentive Plan, as amended, allows for the granting of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights and other share-based awards to employees, officers, directors, consultants and advisors. At December 31, 2010, the Company was authorized to issue up to 11,394,748 shares of common stock with annual increases (to be added on the first day of the Company’s fiscal years during the period beginning in fiscal year 2005 and ending on the second day of fiscal year 2013) equal to the lowest of (i) 1,974,393 shares, (ii) 5% of the then outstanding number of common shares or (iii) such other amount as the Board of Directors may authorize. Effective January 1, 2011, the Company’s Board of Directors increased the number of authorized shares by 1,974,393 shares. At March 31, 2011, the Company had 5,637,256 shares available for grant under the 2004 Stock Incentive Plan.

Share-Based Compensation Expense

Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the three months ended March 31, 2011 and 2010 was $1.8 million and $4.1 million, respectively.

In the three month period ended March 31, 2010, the Company recorded a charge to research and development expense of $0.6 million and a charge to general and administrative expense of $1.0 million, due to a correction in the application of the stock option forfeiture rates used to calculate share-based compensation during the years ending December 31, 2006, 2007 and 2008. In accordance with SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, the Company assessed the materiality of these charges to its consolidated financial statements for the years ended December 31, 2006, 2007 and 2008, using both the roll-over method and iron-curtain method as defined in SAB No. 108. The Company concluded the effect of understating share-based compensation was not material to its consolidated financial statements for the years ended December 31, 2006, 2007 and 2008 and, as such, those consolidated financial statements are not materially misstated. The Company also concluded that providing for the correction of the understatement in 2010 would not have a material effect on its consolidated financial statements for the year ending December 31, 2010.

Share-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan was $1.5 million and $3.3 million for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, 667,884 stock options were granted in connection with annual merit, new hire and Board of Director awards.  The weighted average grant date fair value of options granted to employees and members of the Company’s Board of Directors was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below.  The weighted average grant date fair value of option awards granted during the three months ended March 31, 2011 and 2010 was $8.75 and $9.93 per option, respectively.

The following table summarizes the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Expected volatility	69%	71%	78%	86%
Expected dividends	—	—	—	—
Expected life (years)	6.5	5.9	0.5	0.5
Risk-free interest rate	2.9%	3.1%	0.2%	0.2%

At March 31, 2011, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $11.0 million, including estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.6 years.

During the three months ended March 31, 2011, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 65,109 shares of common stock.  Additionally, during the three months ended March 31, 2011, the Company issued 26,134 shares of common stock to employees under the Company’s employee stock purchase plan.

Restricted Stock Awards

The Company has also made awards of restricted common stock to employees, officers and directors. During the three months ended March 31, 2011, the Company awarded 136,907 shares of restricted common stock to its officers in connection with its annual merit grant, which generally fully vest over the four years following the grant date. In addition, during the three months ended March 31, 2011, the Company awarded 835,800 shares of performance-based restricted common stock to its employees and officers. The performance condition for these awards is the marketing approval from the FDA for M356, the Company’s second major generic program, in the United States. The awards of restricted common stock are generally forfeited if the employment relationship terminates with the Company prior to vesting.

The Company recorded share-based compensation expense related to outstanding restricted stock awards, including the performance based shares as the Company determined that it was probable the performance condition would be achieved, of $0.4 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $14.8 million, which is expected to be recognized over the weighted average remaining requisite service period of 2.5 years.

A summary of the status of nonvested shares of restricted stock as of March 31, 2011, and the changes during the three months then ended, is presented below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	284	$12.22
Granted	972	14.37
Vested	(56)	12.75
Forfeited	(2)	7.41

Nonvested at March 31, 2011	1,198	$13.95

Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of March 31, 2011 are summarized below:

Vesting Schedule	Nonvested Shares (in thousands)
Time-based	362
Performance-based	836

Nonvested at March 31, 2011	1,198

9.         Legal Contingencies

In July 2008, the FDA accepted for review the ANDA containing a paragraph IV certification for generic Copaxone submitted by Sandoz. Subsequently, in August 2008, Teva Pharmaceutical Industries Ltd. and related entities sued Sandoz, Novartis AG and the Company for patent infringement related to four of the seven Orange Book patents listed for Copaxone in the United States District Court for the Southern District of New York. The Company and Sandoz asserted defenses of non-infringement, invalidity and unenforceability and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. In January 2010, the court heard arguments from the parties on the meaning of certain disputed claim terms in a claim construction hearing (also known as a “Markman hearing”). There is no defined timeline for the judge to issue a decision on claim construction and such a decision could be issued at any time Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva Pharmaceutical Industries Ltd. sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against the Company and Sandoz. A trial has been scheduled for September 2011 in the consolidated case. On April 4, 2011 Teva filed a motion for summary judgment of no inequitable conduct.

In a separate lawsuit, in December 2009, Teva Pharmaceutical Industries Ltd. and related entities sued Sandoz, Novartis AG and the Company for patent infringement related to certain non-Orange Book patents. In January 2010, the Company and Sandoz filed a motion to dismiss this case, and a motion to stay litigation pending resolution of the motion to dismiss. Both motions were opposed by Teva and are pending.

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

Statements contained or incorporated by reference in this Quarterly Report Form 10-Q that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, general and administrative expenses, research and development expenses, current and future development and manufacturing efforts, regulatory filings, clinical trial results and the sufficiency of our cash for future operations. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms.

We cannot assure investors that our assumptions and expectations will prove to have been correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those factors discussed below under Item 1A of Part II “Risk Factors”. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our complex generics and follow-on biologics activities are focused on building a thorough understanding of the structure-process-activity of complex molecule drugs to develop generic versions of marketed products. While we use a similar analytical and development approach across all of our programs, we tailor that approach for each specific program. Our first objective is to apply our core analytical technology to thoroughly characterize the structure of the marketed product. By defining the chemical composition of multiple batches of the marketed product, we are able to develop an equivalence window which captures the inherent variability of the brand company’s manufacturing process. Using this information, we then build an extensive understanding of the structure-process relationship to thoroughly understand, design and control our manufacturing process to reproducibly manufacture an equivalent version of the marketed product. Where necessary or appropriate, and as required by the U.S. Food and Drug Administration, or FDA, we will provide regulators with additional supportive structure-activity data (e.g., immunogenicity, pharmacodynamics). Our goal is to obtain FDA approval for and commercialize, either directly or with collaborative partners, complex generic and follow-on biologic products thereby providing high quality, effective, safe and affordable medicines to patients in need.

Our complex generic programs target marketed products that were originally approved by the FDA as New Drug Applications, or NDAs. Therefore, we were able to access the existing generic regulatory pathway and submit Abbreviated New Drug Applications, or ANDAs, for these products. Enoxaparin sodium injection received FDA marketing approval in July 2010 as a generic version of Lovenox®, which is used to prevent and treat deep vein thrombosis, or DVT, and to support the treatment of acute coronary syndromes, or ACS. Lovenox is a complex mixture of polysaccharide chains derived from naturally sourced heparin. Our second major generic product program, M356, is designed to be a generic version of Copaxone® (glatiramer acetate injection), a drug that is indicated for the reduction of the frequency of relapses in patients with Relapsing-Remitting Multiple Sclerosis, or RRMS. Copaxone consists of a complex mixture of polypeptide chains. With M356, we have extended our core characterization and process engineering capabilities from the characterization of complex polysaccharide mixtures to include the characterization of complex polypeptide mixtures. The ANDA for M356 is currently under FDA review.

In addition to our two complex generic programs, our follow-on biologics, or FOB, program further extends our proprietary technology platform to include the characterization and engineering of therapeutic protein products. By thoroughly characterizing these molecules, which are derived from natural or cell-based manufacturing processes, we seek to gain a deeper understanding of the relationship between the multiple steps involved in their manufacturing processes and the final product compositions. Our goal is to replicate our development approach with enoxaparin sodium injection and M356 to pursue the development and commercialization of follow on, or “biosimilar” (including interchangeable), biologics.

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

In July 2010, Sandoz began the commercial sale of enoxaparin sodium injection. Under the 2003 Sandoz Collaboration, in the event no third-party competitors are marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), Sandoz will pay us 45% of the contractual profits from the sale of enoxaparin sodium injection. Because no third-party competitors marketed a Lovenox-Equivalent Product during the three months ended March 31, 2011, we earned $75.8 million in profit-share product revenue from Sandoz during the three months ended March 31, 2011. Profits on sales of enoxaparin sodium injection are calculated by deducting from net sales the cost of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. If a third-party competitor begins marketing a Lovenox-Equivalent Product, Sandoz will instead pay us a royalty based on net sales of enoxaparin sodium injection at royalty rates ranging from high single digit to low double digits. If the only Lovenox-Equivalent Product being marketed by a third-party competitor is Lovenox being marketed by Sanofi-Aventis U.S. LLC, or Sanofi-Aventis, which distributes Lovenox, as a generic drug, or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, Sandoz will pay us a combination of a royalty payment based on net sales and a share of profits. Certain development and legal expenses may reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz. Any product liability costs and certain other expenses arising from patent litigation may also reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz, but only up to 50% of these amounts due to us from Sandoz each quarter. Our contractual share of these development and legal expenses is subject to an annual adjustment in each of the next five years. The first adjustment will be calculated at the end of the fourth quarter following the commercial launch of enoxaparin sodium injection, which is as of June 30, 2011. We will record this adjustment as a reduction in collaboration product revenue for the quarter ended June 30, 2011 and estimate that it will be in the range of $3.0 million to $4.0 million.

The future revenue that we recognize from the sale of enoxaparin sodium injection will depend on, among other things, whether any other generic versions of Lovenox are approved by the FDA, whether any litigation is partially or wholly successful at limiting Sandoz’s sales of enoxaparin sodium injection and whether Sandoz is able to continue commercialization of enoxaparin sodium injection.

In the event no third-party competitor has marketed a Lovenox-Equivalent Product through July 23, 2011, the first anniversary of FDA approval of enoxaparin sodium injection, we will be obligated to make a milestone payment to Parivid, LLC in the form of issuing approximately 332,000 shares of our common stock, but in no event in a number of shares exceeding a value of $12.0 million, pursuant to the terms of the Asset Purchase Agreement we entered into with Parivid, LLC in April 2007.

As of March 31, 2011, we had an accumulated deficit of $226.8 million. To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. Prior to the launch of enoxaparin sodium injection, our revenue had been derived from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and primarily consisted of amounts earned by us for reimbursement by Sandoz of research and development services and development costs for certain programs. During the second half of 2010, we began to derive revenue from our profit share on the commercial sale of enoxaparin sodium injection. We may still incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenue to maintain profitability.

Financial Operations Overview

Revenue

We have recognized, in the aggregate, $289.6 million of revenue from our inception through March 31, 2011. This revenue was derived entirely from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration. We will seek to generate revenue from a combination of research and development payments, profit sharing payments, milestone payments and royalties in connection with our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and similar future collaborative or strategic relationships. In the near term, our current and future revenues are dependent upon the continued sale of enoxaparin sodium injection. In the longer term, our revenue growth will be dependent upon the successful pursuit of external business development opportunities and clinical development, regulatory approval and launch of new commercial products. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the amount and timing of profit share and royalty payments we receive and the timing and amount of research and development and other payments received under our collaborative or strategic relationships.

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

In July 2010, Sanofi-Aventis filed a lawsuit in the United States District Court for the District of Columbia against the FDA, Margaret A. Hamburg, Commissioner of Food and Drugs, and Kathleen Sebelius, Secretary of Health and Human Services. The complaint alleged, among other things, that FDA’s approval of the ANDA filed by Sandoz for enoxaparin sodium injection was arbitrary and capricious and exceeded FDA’s statutory authority by requiring additional data for the purpose of demonstrating the safety or effectiveness of a generic version of Lovenox and departing from its own precedent governing the approval of generic drugs that have not been fully characterized. The lawsuit sought, among other things, a temporary restraining order and preliminary injunction directing the FDA to suspend and withdraw its approval of the ANDA filed by Sandoz for enoxaparin sodium injection. In August 2010, the court denied the motion for a temporary restraining order and preliminary injunction. In December 2010, Sanofi-Aventis filed a motion for summary judgment seeking a reversal of the FDA approval and the defendants have each filed responses opposing the motion and filed cross-motions seeking to affirm the approval of Sandoz’s ANDA for enoxaparin sodium injection. We believe that Sanofi-Aventis’s claims are without merit and are cooperating with Sandoz to vigorously oppose the lawsuit and uphold the FDA approval.

In December 2010, we sued Teva Pharmaceutical Industries Ltd., or Teva, in the United States District Court for the District of Massachusetts for infringement of two of our patents. The patents claim methods of producing enoxaparin sodium having specified quality attributes. We will continue to prosecute this case and enforce our patents.

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

In March 2010, with the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCI, an abbreviated pathway for the approval of FOBs was created. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on their similarity to existing brand product. Under the BPCI, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original brand product was approved under a BLA. There are many biologics at this time for which this 12-year period has expired or is nearing expiration. We believe that scientific progress in the analysis and characterization of complex mixture drugs is likely to play a significant role in FDA’s approval of biosimilar (including interchangeable) biologics in the years to come.The new law is complex and is only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning will be subject to uncertainty for years to come.

Adomiparin

Adomiparin is a novel anticoagulant that is a complex drug consisting of a mixture of polysaccharide chains. Adomiparin was rationally designed to capture, in a single therapy, the positive attributes of both unfractionated heparin (reversibility, monitorability and broad inhibition of the coagulation cascade) and LMWH (adequate bioavailability and predictable pharmacokinetics to allow for convenient subcutaneous administration). We believe that adomiparin has the potential to replace these agents and provide a safer, more effective and easier to use baseline anticoagulant therapy for the medical management of patients diagnosed with ACS who may or may not require coronary intervention in order to treat their condition. We believe that the properties of adomiparin observed to date in both preclinical and clinical investigations continue to support the design hypothesis and may provide physicians with a more flexible treatment option than is currently available. ACS includes several diseases ranging from unstable angina, which is characterized by chest pain at rest, to acute myocardial infarction, or heart attack, which is caused by a complete blockage of a coronary artery. Currently, a majority of patients are initially medically managed with an anti-clotting agent, such as LMWH or unfractionated heparin, or UFH, in combination with other therapies. Neither LMWH nor UFH were developed specifically for patients with ACS, and both have numerous clinical disadvantages. An increasing proportion of ACS patients are also proceeding to early intervention with procedures such as angioplasty or coronary artery bypass grafting, or CABG. Both angioplasty and CABG require anticoagulant therapy to prevent clot formation during and immediately following the procedure. Adomiparin is designed to be a LMWH that could be used in multiple settings, including initial medical management, angioplasty or CABG.

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

A preclinical study, conducted in collaboration with the Cancer Research Institute (Cambridge, UK), demonstrated the efficacy of M402 in a murine pancreatic cancer model. The study showed that M402, in combination with gemcitabine, the standard of care chemotherapeutic drug for pancreatic cancer, significantly improved survival and substantially lowered the incidence of metastasis compared to mice treated with gemcitabine alone.

We currently have plans to advance M402 into human clinical trials in 2011. It is anticipated that M402 will be used in combination with standard-of-care cytotoxic regimens for the treatment of advanced malignancies.

Discovery Program—HSPG’s and Proteins

Our most advanced discovery research efforts have been in the area of HSPGs. We believe our analytical tools enable new insights into exploring the biology of many diseases, which will lead to an enhanced understanding of the relative role of different biological targets and related cell-to-cell signaling pathways. With HSPGs, our goal is to leverage the multi-targeting nature of these molecules to develop novel HSPG-based therapeutics each of which we could positively affect multiple pathways in a disease with a single drug. Because of the broad role of HSPGs in biology, we plan to target multiple disease areas with this therapeutic approach. While not yet as advanced as our HSPG program, we also are extending these biological systems insights into the development of improved and more targeted protein therapeutics.

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

Results of Operations

Three Months Ended March 31, 2011 and 2010

Collaboration Revenue

Collaboration revenue for the three months ended March 31, 2011 was $78.2 million, compared with $3.7 million for the three months ended March 31, 2010.

Collaboration revenues are summarized as follows (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Product revenue	$75,761	$—
Research and development revenue	2,411	3,690

Total collaboration revenue	$78,172	$3,690

The increase in collaboration revenue for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was due primarily to product revenue we earned from Sandoz representing our profit-share on Sandoz’ sales of enoxaparin sodium injection which launched in July 2010. Sandoz reported $246.9 million in net sales of enoxaparin sodium injection for the three month period ended March 31, 2011. Research and development revenue for the three months ended March 31, 2011 and 2010 consists of amounts earned by us under the 2003 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs, and amounts earned by us under the 2006 Sandoz Collaboration for amortization of the equity premium, reimbursement of research and development services and reimbursement of development costs. Research and development revenue for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010 decreased by $1.3 million primarily due to a decrease in reimbursable manufacturing expenses associated with our M356 program.

There are a number of factors that make it difficult to predict the magnitude of future enoxaparin sodium injection product revenue, including how long we will remain the sole generic competitor to the brand product receiving 45% of the contractual profits compared to receiving a royalty based on net sales of enoxaparin sodium injection ranging from high single digit to low double digits, the inventory levels of enoxpaparin sodium injection maintained by wholesalers, distributors and other customers, the frequency of re-orders by existing customers, the change in estimates for product reserves, the pricing of products that compete with enoxaparin sodium injection and other actions taken by our competitors. Accordingly, our enoxaparin sodium injection collaboration revenue in previous quarters may not be indicative of future enoxaparin sodium injection collaboration revenue. As a result of these and other factors, future enoxaparin sodium injection collaboration revenue could decline or could vary significantly from quarter to quarter.

Research and Development Expense

Research and development expense for the three months ended March 31, 2011 was $12.9 million, compared with $12.3 million for the three months ended March 31, 2010. The increase of $0.6 million, or 5%, from the 2010 period to the 2011 period resulted from increases of: $0.6 million in process development, manufacturing and third-party research costs in support of our development programs, principally our M356 program; $0.4 million in general consulting costs; $0.3 million in personnel and related costs associated with our headcount growth and $0.2 million in depreciation expense and facility related expense. These increases were offset by decreases of $0.7 million in share-based compensation expense due primarily to a modification in 2010 in the application of our forfeiture rate assumption and $0.2 in laboratory expenses related to our enoxaparin sodium injection program.

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

The following table summarizes the primary components of our research and development expenditures for our principal commercial and development programs for the three months ended March 31, 2011 and 2010, and it shows the total external costs incurred by us for each of our major commercial and development projects. The table excludes costs incurred by our collaborative partner on such major commercial and development projects. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing our research and development activities.

	Research and Development Expense (in thousands)
Commercial and Development Programs (Status)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Project Inception to March 31, 2011

Enoxaparin Sodium Injection (ANDA Approved July 2010)	$642	$695	$46,537
M356 (ANDA Filed)	1,187	560	35,251
Adomiparin (Phase 2a)	38	266	35,769
Other development programs	843	758
Discovery programs	289	90
Research and development internal costs	9,944	9,886

Total research and development expense	$12,943	$12,255

The increase of $0.6 million in M356 external expenditures from the 2010 period to the 2011 period was primarily due to the timing of process development activities, manufacturing and third-party research costs. The decrease of $0.2 million in adomiparin external expenditures from the 2010 period to the 2011 period was due to the residual costs, incurred in 2010, related to our Phase 2a clinical trial which was completed in June 2009. The increase of $0.1 million in the other development programs from the 2010 period to the 2011 period primarily related to an increase in M402 manufacturing, preclinical and toxicology work. The increase of $0.2 million in the discovery programs relates to our efforts to advance our research and development in the area of HSPGs.

The research and development internal costs consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation. The increase of $0.1 million from the 2010 period to the 2011 period was due to additional research and development headcount and related costs in support of our development programs.

General and Administrative

General and administrative expense for the three months ended March 31, 2011 was $8.3 million, compared to $7.5 million for the three months ended March 31, 2010. General and administrative expense increased by $0.8 million, or 11%, from the 2010 period to the 2011 period due to increases of: $1.4 million in royalty and license fees payable to Massachusetts Institute of Technology associated with the sales of enoxaparin sodium injection and $1.0 million in professional and other fees primarily due to a increase in legal and consulting activities. These increases were offset by a decrease of $1.6 million in share-based compensation expense due to a modification in 2010 in the application of our forfeiture rate assumption.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

Interest Income and Expense

Interest income was $0.1 million and $60,000 for the three months ended March 31, 2011 and 2010, respectively. The increase from the 2010 period to the 2011 period was primarily due to higher average investment balances.

Interest expense was $41,000 and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. The decrease from the 2010 period to the 2011 period was primarily due to the completion of repayment schedules on our equipment line of credit.

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

At March 31, 2011, we had $182.0 million in cash, cash equivalents and marketable securities and $82.4 million in accounts receivable. In addition, we also hold $1.8 million in restricted cash which serves as collateral for a letter of credit related to our facility lease. Our funds at March 31, 2011 were primarily invested in senior debt of government-sponsored enterprises, United States money market funds, commercial paper and corporate debt securities directly or through managed funds, with remaining maturities of 21 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant risk at March 31, 2011.

During the three months ended March 31, 2011, our operating activities provided cash of $31.7 million. During the three months ended March 31, 2010, our operating activities used $13.1 million of cash. The cash provided by or used for operating activities generally approximates our net income (loss) adjusted for non-cash items and changes in operating assets and liabilities.

For the three months ended March 31, 2011, our net income adjusted for non-cash items was $60.2 million. For the three months ended March 31, 2011, non-cash items include share-based compensation of $1.8 million, depreciation and amortization of our property, equipment and intangible assets of $1.2 million and amortization of purchased premiums on our marketable securities of $0.2 million. In addition, the net change in our operating assets and liabilities used cash of $28.5 million and resulted from: an increase in accounts receivable of $27.9 million, due to an increase in our quarterly profit-share for sales of enoxaparin sodium injection; a decrease in unbilled revenue of $3.3 million, resulting from decreased reimbursable manufacturing activities for our M356 program; an increase in prepaid expenses and other current assets of $0.4 million, due to advance payments made for non-clinical program studies, the renewal of vendor maintenance agreements, and an increase in interest accrued on our available for sale marketable securities; an increase in accounts payable of $0.3 million, primarily due to the timing of payments to vendors for purchases of laboratory equipment; a decrease in accrued expenses of $3.4 million resulting from the payment of annual bonuses earned during 2010 and the timing of manufacturing activities for our M356 program; and a decrease in deferred revenue of $0.5 million, principally due to the amortization of the $13.6 million equity premium paid by Novartis Pharma AG in connection with the 2006 Sandoz Collaboration.

For the three months ended March 31, 2010, our net loss adjusted for non-cash items was $10.5 million. In addition, the net change in our operating assets and liabilities used cash of $2.7 million and resulted from: a decrease in unbilled revenue of $2.1 million, resulting from decreased commercial activities for our M356 program; an increase in prepaid expenses and other current assets of $0.9 million, related to advance payments made for non-clinical program studies and the renewal of vendor maintenance agreements; a decrease in accounts payable of $1.7 million, primarily due to the timing of commercial activities for our M356 program; a decrease in accrued expenses of $1.6 million, resulting from the payment of annual bonuses earned during 2009 and the timing of development manufacturing for our M402 program; and a decrease in deferred revenue of $0.5 million, principally due to the amortization of the $13.6 million equity premium paid by Novartis Pharma AG in connection with the 2006 Sandoz Collaboration.

During the three months ended March 31, 2011, our investing activities used cash of $74.1 million. In the first three months of 2011, we received $65.7 million from maturities of marketable securities and we used $137.3 million of cash to purchase marketable securities. During the three months ended March 31, 2010, our investing activities provided cash of $15.6 million. In the first three months of 2010, we received $25.0 million from maturities of marketable securities and we used $9.0 million of cash to purchase marketable securities. During the three months ended March 31, 2011 and 2010, we used $2.5 million and $0.3 million, respectively, to purchase laboratory equipment and leasehold improvements.

During the three months ended March 31, 2011, financing activities provided cash of $0.4 million. During the three months ended March 31, 2011, we received net proceeds of $0.8 million from stock option exercises and purchases of common shares through our employee stock purchase plan. These proceeds were offset by principal payments of $0.2 million on our capital lease agreement obligations and $0.2 million on financed leasehold improvements related to our corporate facility. During the three months ended March 31, 2010, financing activities used $0.1 million. During the three months ended March 31, 2010, we received net proceeds of $0.7 million from stock option exercises and purchases of common shares through our employee stock purchase plan. These proceeds were offset by principal payments of $0.6 million on our capital lease agreement obligations and $0.2 million on financed leasehold improvements related to our corporate facility.

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations and capital and operating lease obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2010 have not materially changed since we filed that report.

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

Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Form 10-K for a discussion of our critical accounting policies and estimates.

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2011, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.                                                           Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II. OTHER INFORMATION

Item 1.                                                           Legal Proceedings

On August 28, 2008, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against us, Sandoz and Novartis AG in the United Stated Federal District Court in Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleges infringement by us, Sandoz and Novartis AG of Orange Book patents owned by Yeda and licensed by Teva and seeks monetary, injunctive and declaratory relief. In addition, Teva and Yeda alleged additional claims against Sandoz and Novartis AG seeking monetary, injunctive and declaratory relief for alleged misappropriation of trade secrets and unfair competition. On November 3, 2008, we and Sandoz each filed responsive pleadings denying the allegations of infringement, setting forth affirmative defenses based on invalidity, non-infringement and inequitable conduct and counterclaims seeking declaratory relief that the patent rights of Teva and Yeda pertaining to M356 are either not infringed, invalid or unenforceable. Sandoz’s answer also denied the allegations made by Teva and Yeda alleging misappropriation of trade secrets and unfair competition. In addition, we filed a counterclaim seeking damages for false patent marking under the applicable United States patent law. In November 2009, Teva amended its complaint to remove the trade secrets and unfair competition claims against Sandoz and Novartis AG. On December 23, 2009, we and Sandoz filed a motion for summary judgment as a matter of law in the case. In September 2010, the court denied Sandoz’ and our motion for summary judgment, stating that fact finding was necessary to render a ruling. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone and in October 2010, the court consolidated the Mylan case with the case against us and Sandoz. The Mylan-related Markman hearing was held in January 2011 and a trial has been scheduled for September 2011 in the consolidated case. On April 4, 2011, Teva filed a motion for summary judgment of no inequitable conduct.

In December    , 2009, in a separate action in the same court, Teva sued Sandoz, Novartis AG and us for patent infringement related to certain non-Orange Book patents after Teva’s motion to add those patents to the ongoing Paragraph IV litigation was denied. In January   , 2010, we and Sandoz filed a motion to dismiss this second suit on several grounds, including the failure of Teva to state an actionable legal claim and lack of subject matter jurisdiction.

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

Item 1A.                                                  RISK FACTORS

Investing in our stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to other information included or incorporated by reference in this Quarterly Report on Form 10-Q before purchasing our stock. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.

Risks Relating to our Business

We have incurred a cumulative loss since inception. If we do not continue to generate significant revenue, we may not remain profitable, and approval of another generic enoxaparin product will significantly affect our revenue.

We have incurred significant losses since our inception in May 2001. At March 31, 2011, our accumulated deficit was $226.8 million. Until the sales by Sandoz of enoxaparin sodium injection, which commenced in July 2010, we had never received any revenue from the sale of products and we may still incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. To remain profitable, we must continue to receive significant revenue, including from the sales by Sandoz of enoxaparin sodium injection. Although our first three quarters of enoxaparin sodium injection-related revenue was significant, revenue of that magnitude is highly dependent on Sandoz’ product remaining the sole generic competitor to the brand product, and could significantly decline with the competitive entry of an additional generic enoxaparin product. In addition, we must successfully develop and obtain regulatory approval for our other drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long term-profitability.

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

Our near-term ability to generate revenue and our future success, in large part, depends on the successful commercialization of enoxaparin sodium injection. This success further depends, in large part, on Sandoz’ continued success in commercializing the product, capturing market share and in competing with Lovenox brand competition as well as potential other generic competition. Additional generic competition could lead to a significant loss of market share and a significant decline in pricing, resulting in a significant decline in revenue. Because enoxaparin sodium injection was only approved by the FDA in late July 2010, we cannot be certain the sales will continue to be successful and sustained. If the commercialization of enoxaparin sodium injection is not successful we may have to curtail our product development programs and our business would be materially harmed.

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

If our patent litigation against Teva Pharmaceutical Industries Ltd. related to enoxaparin sodium injection is not successful, Teva Pharmaceutical Industries Ltd., may be able to commercialize a generic enoxaparin product, and our business would be materially harmed.

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

In February 2003, Sanofi-Aventis filed a Citizen Petition with the FDA requesting that the FDA withhold approval of any ANDA for a generic version of Lovenox until and unless the FDA determines that the manufacturing process used by the generic applicant is equivalent to the process used to make Lovenox, or until the generic applicant demonstrates through clinical trials that its product is equally safe and effective as Lovenox. The Citizen Petition also requested that the FDA require the generic product to contain a specific molecular structure. In July 2010, the FDA denied Sanofi-Aventis’ Citizen Petition and approved the ANDA filed by Sandoz for enoxaparin sodium injection. In July 2010, Sanofi-Aventis filed a lawsuit in the United States District Court for the District of Columbia against the FDA, Margaret A. Hamburg, Commissioner of Food and Drugs, and Kathleen Sebelius, Secretary of Health and Human Services. The complaint alleged, among other things, that FDA’s approval of the ANDA filed by Sandoz was arbitrary and capricious and exceeded FDA’s statutory authority by requiring additional data for the purpose of demonstrating the safety or effectiveness of a generic version of Lovenox and departing from its own precedent governing the approval of generic drugs that have not been fully characterized. In December 2010, Sanofi-Aventis filed a motion for summary judgment seeking a reversal of the FDA approval and the defendants have each filed responses opposing the motion and filed cross-motions seeking to affirm the approval of Sandoz’s ANDA for enoxaparin sodium injection.

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

The FDA’s practice is to rule within 180 days on Citizen Petitions that seek to prevent approval of an ANDA if the petition was filed after the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA. If, at the end of the 180-day period, the ANDA is not ready for approval or rejection, then the FDA has typically denied and dismissed the petition without acting on the petition. Teva Neuroscience, Inc. has filed several Citizen Petitions regarding M356, two of which have been denied and dismissed and one of which is pending. Teva may seek to file future petitions if the current petition is denied and Teva may also seek reversal of the denial of a Citizen Petition in federal court. Other third parties may also file Citizen Petitions requesting that the FDA adopt specific approval standards for generic products. If the FDA grants Teva’s or a third party’s Citizen Petition, we and Sandoz may be delayed in obtaining, or potentially unable to obtain, approval of the ANDA for M356 which would materially harm our business.

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

In July 2008, the FDA accepted for review the ANDA containing a paragraph IV certification for generic Copaxone submitted by Sandoz. Subsequently, in August 2008, Teva Pharmaceutical Industries Ltd. and related entities sued Sandoz, Novartis AG and us for patent infringement related to four of the seven Orange Book patents listed for Copaxone in the United States District Court for the Southern District of New York. We and Sandoz Inc. asserted defenses of non-infringement, invalidity and unenforceability and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. In January 2010, the court heard arguments from the parties on the meaning of certain disputed claim terms in a claim construction hearing (also known as a “Markman hearing”). There is no defined timeline for the judge to issue a decision on claim construction and such a decision could be issued at any time. In September 2010, the court denied Sandoz’ and our motion for summary judgment to rule that the Orange Book patents were invalid as a matter of law, stating that fact finding was necessary to render a ruling. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva Pharmaceutical Industries Ltd. sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone and in October 2010, the court consolidated the Mylan case with the case against us and Sandoz. While discovery in the consolidated cases is complete, and a trial date is scheduled for September 2011, there is a risk that Teva will seek to use legal procedures to delay the trial, to appeal a decision and to delay clearance of the patents prior to approval of the ANDA for generic Copaxone. On April 4, 2011 Teva filed a motion for summary judgment of no inequitable conduct.

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

If the market for a reference brand product, including Lovenox or Copaxone, significantly declines, sales or potential sales of our generic product and generic or biosimilar product candidates may suffer and our business would be materially impacted.

Competition in the biotechnology industry is intense.  Brand name products face competition on numerous fronts as technological advances are made or new products are introduced.  As new products are approved that compete with the  reference brand product to our generic product and generic or biosimilar product candidate, including Lovenox or Copaxone, sales of the reference brand products may be significantly and adversely impacted and may render the reference brand product  obsolete.  If the market for the reference brand product is impacted, we in turn may lose significant market share or market potential for our generic or biosimilar products and product candidates, and the value for our generic or biosimilar pipeline could be negatively impacted. As result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.

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

As of March 31, 2011, we had cash, cash equivalents and marketable securities totaling $182.0 million and accounts receivable of $82.4 million. For the quarter ended March 31, 2011, we had a net income of $57.0 million and cash provided by operating activities of $31.7 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development. Our future capital requirements may vary depending on the following:

•                  the rate sales of enoxaparin sodium injection and the timeliness with which enoxaparin sodium injection is accepted by patients, physicians and third- party payors as an alternative to Lovenox;

•                  if Sanofi-Aventis is able to obtain an injunction blocking sales of enoxaparin sodium injection;

•                  a decision is issued in favor of Teva Pharmaceutical Industries Ltd. in its patent litigation matters against us;

•                  the advancement of our generic product candidates and other development programs, including the timing of regulatory approvals;

•                  the timing of FDA approval of the products of our competitors, such as Teva Pharmaceuticals Industries Ltd.’s generic enoxaparin product candidate;

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

We may seek additional funding in the future and intend to do so through collaborative arrangements and public or private equity and debt financings. Any additional capital raised through the sale of equity may dilute existing investors’ percentage ownership of our common stock. Capital raised through debt financing would require us to make periodic interest payments and may impose potentially restrictive covenants on the conduct of our business. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.

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

The new regulatory pathway also creates a number of additional obstacles to the approval and launch of biosimilar and interchangeable products, including:

•                  an obligation of the applicant to share, in confidence, the information in its abbreviated pathway application with the brand company’s and patent owner’s counsel in order to utilize the new patent clearance process;

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

Additionally, the new law establishes an abbreviated regulatory pathway for the approval of follow-on biologics and provides that brand biologic products may receive 12 years of market exclusivity, with a possible six-month extension for pediatric products. By creating a new approval pathway for FOBs and adjusting reimbursement for FOBs, the new law could promote the development and commercialization of FOBs. However, given the uncertainty of how the law will be interpreted and implemented, the impact of the law on our strategy for follow-on as well as novel biologics remains uncertain. Other provisions in the law, such as the comparative effectiveness provisions, may ultimately impact positively or negatively both brand and FOB products alike depending on an applicant’s clinical data, effectiveness and cost profile. If a brand product cannot be shown to provide a benefit over other therapies, then it might receive reduced coverage and reimbursement. While this might increase market share for follow-on biologics based on cost savings, it could also have the effect of reducing follow-on biologic market share.

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

Our research and development involves, and may in the future involve, the use of hazardous materials and chemicals and certain radioactive materials and related equipment. For the years ended December 31, 2010, 2009 and 2008, we spent approximately $57,000, $125,000 and $65,000, respectively, in order to comply with environmental and waste disposal regulations. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Insurance may not provide adequate coverage against potential liabilities and we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patent applications. As a result, we may be required to obtain licenses under third- party patents to market our proposed products. If licenses are not available to us on acceptable terms, or at all, we will not be able to market the affected products.

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

Item 6.	Exhibits.

10.1	Form of Restricted Stock Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April, 2011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: May 5, 2011
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2011

	By:	/s/ Richard P. Shea
Richard P. Shea, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)