Form 10-Q
period 2011-06-30
MOMENTA PHARMACEUTICALS INC
filed 2011-08-05
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of August 1, 2011.

Class	Number of Shares
Common Stock $0.0001 par value	51,173,854

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$23,852	$100,681
Marketable securities	222,411	52,078
Accounts receivable	84,803	54,485
Unbilled revenue	2,735	5,265
Prepaid expenses and other current assets	2,648	1,793

Total current assets	336,449	214,302
Property and equipment, net of accumulated depreciation	11,094	9,003
Intangible assets, net	2,336	2,486
Restricted cash	1,778	1,778

Total assets	$351,657	$227,569

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,231	$4,394
Accrued expenses	7,002	9,098
Deferred revenue	2,156	2,150
Capital lease obligations	650	1,729
Lease financing liability	—	258
Deferred rent	—	23

Total current liabilities	13,039	17,652
Deferred revenue, net of current portion	2,691	3,763
Other long term liabilities	51	51

Total liabilities	15,781	21,466

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized at June 30, 2011 and December 31, 2010, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized at June 30, 2011 and December 31, 2010, 51,101 and 49,747 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	5	5
Additional paid-in capital	498,299	489,873
Accumulated other comprehensive income (loss)	60	(16)
Accumulated deficit	(162,488)	(283,759)

Total stockholders’ equity	335,876	206,103

Total liabilities and stockholders’ equity	$351,657	$227,569

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Collaboration revenues:
Product revenue	$83,848	$—	$159,608	$—
Research and development revenue	3,648	2,795	6,060	6,485
Total collaboration revenue	87,496	2,795	165,668	6,485

Operating expenses:
Research and development*	14,168	11,778	27,111	24,033
General and administrative*	9,205	5,959	17,515	13,434
Total operating expenses	23,373	17,737	44,626	37,467

Operating income (loss)	64,123	(14,942)	121,042	(30,982)

Other income (expense):
Interest income	176	26	304	86
Interest expense	(34)	(88)	(75)	(192)
Total other income (expense)	142	(62)	229	(106)

Net income (loss)	$64,265	$(15,004)	$121,271	$(31,088)

Net income (loss) per share:

Basic	$1.29	$(0.34)	$2.44	$(0.71)
Diluted	$1.26	$(0.34)	$2.39	$(0.71)

Weighted average shares outstanding:
Basic	49,708	44,069	49,620	43,911
Diluted	51,001	44,069	50,668	43,911

*Includes the following share-based compensation expense:

Research and development	$1,375	$944	$2,211	$2,483
General and administrative	$1,758	$1,541	$2,688	$4,070

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating activities:
Net income (loss)	$121,271	$(31,088)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,151	2,196
Share-based compensation expense	4,899	6,553
Amortization of premium on investments	708	586
Amortization of intangibles	150	149
Loss on disposal of assets	—	6
Changes in operating assets and liabilities:
Accounts receivable	(30,318)	(1,376)
Unbilled revenue	2,530	2,795
Prepaid expenses and other current assets	(855)	143
Accounts payable	(1,163)	(2,664)
Accrued expenses	(2,096)	(1,880)
Deferred rent	(23)	(35)
Deferred revenue	(1,066)	(1,345)
Other long term liabilities	—	25

Net cash provided by (used in) operating activities	96,188	(25,935)

Cash Flows from Investing activities:
Purchases of property and equipment	(4,242)	(624)
Purchases of marketable securities	(291,147)	(37,048)
Proceeds from maturities of marketable securities	120,182	61,101

Net cash (used in) provided by investing activities	(175,207)	23,429

Cash Flows from Financing activities:
Proceeds from issuance of common stock under stock plans	3,527	1,673
Payments on financed leasehold improvements	(258)	(362)
Principal payments on capital lease obligations	(1,079)	(1,100)

Net cash provided by financing activities	2,190	211

Decrease in cash and cash equivalents	(76,829)	(2,295)
Cash and cash equivalents, beginning of period	100,681	21,934

Cash and cash equivalents, end of period	$23,852	$19,639

Supplemental Cash Flow Information:
Cash paid for interest	$75	$192

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

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 10, 2011.

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

Revenue Recognition

Product Revenue

Profit share and/or royalty revenue is reported as product revenue and is recognized based upon net sales or profit share of licensed products in licensed territories in the period the sales occur as provided by the collaboration agreement. These amounts are determined based on amounts provided by the collaboration partner and involve the use of estimates and judgments, such as product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and other rebates, distributor, wholesaler and group purchasing organizations, or GPO, fees, and product returns, which could be adjusted based on actual results in the future.

Research and Development Revenue

The Company receives revenue from collaboration agreements with one collaborative partner. Under the terms of collaboration agreements entered into by the Company, the Company has received and may continue to receive non-refundable, up-front license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved and/or profit-sharing or royalties on product sales. Agreements containing multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborative partner and whether there is objective and reliable evidence of fair value of the undelivered obligation(s). The consideration received is then allocated among the separate units based on either their respective fair values or the residual method, and the applicable revenue recognition criteria are applied to each of the separate units.

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

For multiple-element arrangements entered into prior to January 1, 2011 and not materially modified thereafter, the Company continues to apply its prior accounting policy with respect to such arrangements. Under this policy, in general, revenue from non-refundable, upfront fees related to intellectual property rights/licenses where the Company has continuing involvement is recognized ratably over the estimated period of ongoing involvement, which is typically the development term, because there was no objective and reliable evidence of fair value for any undelivered item to allow the delivered item to be considered a separate unit of accounting. This requirement with respect to the fair value of undelivered items was modified in the newly issued accounting standard. Research and development funding is recognized as earned over the period of effort. In general, the consideration with respect to the other deliverables is recognized when the goods or services are delivered.

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

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash and that mature within three months from date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost, and were primarily comprised of money market funds at June 30, 2011 and December 31, 2010.

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

Marketable Securities

Available-for-sale debt securities are recorded at fair market value. Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive loss in stockholders’ equity unless the security has experienced a credit loss, the Company intends to sell the security or the Company has determined that it is more likely than not that it will have to sell the security before its expected recovery, in which case the unrealized loss would be recognized in results of operations. Realized gains and losses are reported in interest income on a specific identification basis. There were no charges taken for other-than-temporary declines in fair value of marketable securities during the three and six months ended June 30, 2011 and 2010. There were no realized gains or losses on marketable securities during the three and six months ended June 30, 2011 and 2010.

Accounts Receivable and Unbilled Revenue

Accounts receivable represents amounts due to the Company at June 30, 2011 and December 31, 2010 from one collaborative partner related to sales of enoxaparin sodium injection and reimbursement of research and development expenses. Unbilled revenue represents amounts owed at June 30, 2011 and December 31, 2010 from one collaborative partner for reimbursement of research and development expenses. The Company has not recorded any allowance for uncollectible accounts or bad debt write-offs, and it monitors its receivables to facilitate timely payment.

Property and Equipment

Property and equipment are stated at cost. Costs of major additions and betterments are capitalized; maintenance and repairs which do not improve or extend the life of the respective assets are charged to expense. Upon disposal, the related cost and accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leased assets meeting certain capital lease criteria are capitalized and the present value of the related lease payments is recorded as a liability. Assets under capital lease arrangements are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the estimated useful lives of the assets or related lease terms, whichever is shorter.

Long-Lived Assets

The Company evaluates the recoverability of its property, equipment and intangible assets when circumstances indicate that an event of impairment may have occurred. The Company recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the fair value of such assets or businesses. No impairment charges have been recognized through June 30, 2011.

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

Net Income (Loss) Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares and potential shares from outstanding stock options and unvested restricted stock determined by applying the treasury stock method. For the three and six months ended June 30, 2010, the effect of all potentially dilutive securities is anti-dilutive as the Company had a net loss in those periods. Accordingly, basic and diluted net loss per share is the same in those periods.

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

The Company applies judgment in the determination of the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For the six months ended June 30, 2011, the Company had no material unrecognized tax benefits and no adjustments to its deferred tax assets.  The Company recognizes any material interest and penalties related to unrecognized tax benefits in income tax expense. The Company expects to generate U.S. taxable income during 2011. However, the Company’s U.S. taxable income is expected to be offset by net operating loss carryforwards and other deferred tax attributes resulting in an estimated tax rate of zero for the year ended December 31, 2011.

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

Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) as of June 30, 2011 and December 31, 2010 consists entirely of unrealized gains and losses on available-for-sale securities. Comprehensive income (loss) for the three months ended June 30, 2011 and 2010 was $64.4 million and $(15.0) million, respectively. Comprehensive income (loss) for the six months ended June 30, 2011 and 2010 was $121.3 million and $(31.1) million, respectively.

Segment Reporting

Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of pharmaceutical products. All of the Company’s revenues through June 30, 2011 have come from one collaborative partner and are based solely on activities in the United States.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, Presentation of Comprehensive Income (Topic 220), or ASU 2011-05. Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, or ASU 2011-04. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company does not expect that adoption of this standard will have a material impact on its financial position or results of operations.

3.          Net Income (Loss) Per Share

The following table sets forth the Company’s reconciliation of basic and diluted share amounts (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
Numerator:
Net income (loss)	$64,265	$(15,004)	$121,271	$(31,088)

Denominator:
Basic weighted average shares outstanding	49,708	44,069	49,620	43,911
Weighted average stock equivalents from assumed exercise of stock options and restricted stock awards	1,293	—	1,048	—
Diluted weighted average shares outstanding	51,001	44,069	50,668	43,911

Basic net income (loss) per share	$1.29	$(0.34)	$2.44	$(0.71)
Diluted net income (loss) per share	$1.26	$(0.34)	$2.39	$(0.71)

Weighted average anti-dilutive shares related to:
Outstanding stock options	1,716	3,405	2,020	3,270
Restricted stock awards	835	694	436	734

The weighted average anti-dilutive shares shown in the foregoing table were not included in the computation of diluted net income (loss) per share. In those reporting periods in which the Company has reported net income, anti-dilutive shares comprise those stock equivalents that have either (i.) an exercise price above the average stock price for the period or (ii.) shares of performance-based restricted common stock where the performance condition has not been met or (iii.) average unrecognized share-based compensation expense related to the stock equivalents sufficient to “buy back” the entire amount of shares. In those reporting periods in which the Company has a net loss, anti-dilutive shares comprise the impact of those number of shares that would have been dilutive had the Company had net income, plus the number of stock equivalents that would be anti-dilutive had the Company had net income.

4.          Fair Value Measurements

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points from active markets that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

The Company’s financial assets have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by its third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by its pricing services as of June 30, 2011 and December 31, 2010.

There have been no transfers of assets between the fair value measurement classifications.

The following tables set forth the Company’s financial assets that were recorded at fair value at June 30, 2011 and December 31, 2010 (in thousands):

Description	Balance as of June 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$21,579	$17,875	$3,704	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	80,986	—	80,986	—
Corporate debt securities	76,976	—	76,976	—
Commercial paper obligations	63,444	—	63,444	—
U.S. Treasury obligation	1,005	1,005	—	—

Total	$243,990	$18,880	$225,110	$—

Description	Balance as of December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$99,911	$99,911	$—	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	48,557	—	48,557	—
Corporate debt securities	3,521	—	3,521	—

Total	$151,989	$99,911	$52,078	$—

In the tables above, as of June 30, 2011 and December 31, 2010, corporate debt securities include $29.5 million and $3.5 million, respectively, of Federal Deposit Insurance Corporation, or FDIC, guaranteed senior notes issued by financial institutions under the FDIC’s Temporary Liquidity Guarantee Program.

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, unbilled revenue, other current assets, accounts payable and accrued expenses, approximate fair value due to their short-term maturities. The carrying amounts of the capital lease obligations approximate their fair values due to their variable interest rates.

The Company did not have any non-recurring fair value measurements on any assets or liabilities at June 30, 2011 and December 31, 2010.

5.          Cash, Cash Equivalents and Marketable Securities

The following table summarizes the Company’s cash, cash equivalents and marketable securities as of June 30, 2011 and December 31, 2010 (in thousands):

As of June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$20,148	$—	$—	$20,148
U.S. Government-sponsored enterprise obligations
Due in one year or less	28,544	2	(6)	28,540
Due in two years or less	52,410	40	(4)	52,446
Corporate debt securities due in one year or less	80,697	3	(20)	80,680
Commercial paper obligations due in one year or less	63,400	44	—	63,444
U.S. Treasury obligations due in one year or less	1,004	1	—	1,005

Total	$246,203	$90	$(30)	$246,263

Reported as:
Cash and cash equivalents	$23,853	$—	$(1)	$23,852
Marketable securities	222,350	90	(29)	222,411

Total	$246,203	$90	$(30)	$246,263

As of December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$100,681	$—	$—	$100,681
U.S. Government-sponsored enterprise obligations
Due in one year or less	37,574	2	(15)	37,561
Due in two years or less	10,996	3	(3)	10,996
Corporate debt securities due in one year or less	3,524	—	(3)	3,521

Total	$152,775	$5	$(21)	$152,759

Reported as:
Cash and cash equivalents	$100,681	$—	$—	$100,681
Marketable securities	52,094	5	(21)	52,078

Total	$152,775	$5	$(21)	$152,759

At June 30, 2011, the Company held 26 marketable securities that were in an unrealized loss position for less than one year. At December 31, 2010, the Company held 13 marketable securities that were in an unrealized loss position for less than one year. The unrealized losses were caused by fluctuations in interest rates. The following table summarizes the aggregate fair value of these securities at June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011		As of December 31, 2010
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
U.S. Government-sponsored enterprise obligations	$8,520	$(10)	$37,316	$(18)
Corporate debt securities	$49,436	$(20)	$3,521	$(3)

No marketable securities were in an unrealized loss position for greater than one year.

To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company reviewed its investments with unrealized losses and concluded that no other-than-temporary impairment existed at June 30, 2011 as it has the ability and intent to hold these investments to maturity and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis.

6.          Intangible Assets

As of June 30, 2011 and December 31, 2010, intangible assets, net of accumulated amortization, are as follows (in thousands):

		June 30, 2011		December 31, 2010
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core technology	12 years	$3,593	$(1,257)	$3,593	$(1,107)
Non-compete agreement	2 years	170	(170)	170	(170)

Total intangible assets		$3,763	$(1,427)	$3,763	$(1,277)

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets. Amortization expense was $0.1 million for each of the three months ended June 30, 2011 and 2010. Amortization expense was approximately $0.2 million for each of the six months ended June 30, 2011 and 2010.

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

The Company is paid at cost for external costs incurred for development and related activities and is paid for full time equivalents, or FTEs, performing development and related services. In addition, in the event no third-party competitors are marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), Sandoz will pay the Company 45% of the contractual profits from the sale of enoxaparin sodium injection. If a third-party competitor begins marketing a Lovenox-Equivalent Product, Sandoz will instead pay the Company a royalty based on net sales of enoxaparin sodium injection. If the only Lovenox-Equivalent Product being marketed by a third-party competitor is Lovenox being marketed by Sanofi-Aventis, which distributes Lovenox, as a generic drug or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, Sandoz will pay the Company a combination of a royalty payment based on net sales and a share of profits. If certain milestones are achieved with respect to enoxaparin sodium injection under certain circumstances, Sandoz will make payments to the Company which would reach $55 million if all such milestones are achieved. No third-party competitors had marketed a Lovenox-Equivalent Product as of July 23, 2011, the one year anniversary of the FDA’s approval of enoxaparin sodium for injection. As a result, in its financial statements for the quarter ending September 30, 2011, the Company expects to record $10.0 million in product revenue related to the achievement of a commercial milestone.

A portion of the development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, are offset against profit-sharing amounts, royalties and milestone payments. Sandoz also may offset a portion of any product liability costs and certain other expenses arising from patent litigation against any profit-sharing amounts, royalties and milestone payments.

Collaboration Revenue

On July 23, 2010, the FDA granted marketing approval of the ANDA for enoxaparin sodium injection filed by Sandoz. No third-party competitors had marketed a Lovenox-Equivalent Product as of June 30, 2011, therefore the Company earned $83.8 million and $159.6 million in profit-share product revenue from Sandoz during the three and six months ended June 30, 2011, respectively.

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

Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG, an affiliate of Sandoz AG, at a per share price of $15.93 (the closing price of the Company’s common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million. The Company recognizes revenue from the $13.6 million paid premium on a straight-line basis over the estimated development period of approximately six years beginning in June 2007. The Company recognized research and development revenue relating to this paid premium of approximately $0.5 million for each of the three months ended June 30, 2011 and 2010. The Company recognized research and development revenue relating to this paid premium of approximately $1.1 million for each of the six months ended June 30, 2011 and 2010. Under the 2006 Sandoz Collaboration, the Company and Sandoz AG expanded the geographic markets for enoxaparin sodium injection covered by the 2003 Sandoz Collaboration to include the European Union and further agreed to exclusively collaborate on the development and commercialization of three other follow-on and complex generic products for sale in specified regions of the world. In December 2008, the Company and Sandoz AG terminated the collaborative program with regard to one of the follow-on products, M249, primarily due to the commercial prospects for M249. In December 2009, the Company and Sandoz AG terminated the collaborative program with regard to the other follow-on product, M178. Each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions. For the remaining products under the collaboration, the Company has agreed to provide development and related services on a commercially reasonable basis, which includes developing a manufacturing process to make the products, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale, and related development of intellectual property. The Company has the right to participate in a joint steering committee, which is responsible for overseeing development, legal and commercial activities and approves the annual collaboration plan. Sandoz AG is responsible for commercialization activities and will exclusively distribute and market any products covered by the 2006 Sandoz Collaboration. The Company identified two significant deliverables in this arrangement including: (i) a license and (ii) the development and related services. The Company determined that the license did not meet the criteria for separation as it does not have stand alone value apart from the development services, which are proprietary to the Company. Therefore, the Company has determined that a single unit of accounting exists with respect to the 2006 Sandoz Collaboration.

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

The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs are recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third party vendors for such development and related services, except with respect to any amounts due Sandoz for shared development costs, which are recorded on a net basis. The Company recorded a reduction in research and development revenue of $0.9 million and $1.3 million for the three and six months ended June 30, 2011, respectively, related to the shared development costs.

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

In exchange for these rights, the Company paid M.I.T. a license issue fee, and pays annual license maintenance fees. The Company, upon commercialization, is also required to pay M.I.T. royalties on products and services covered by the licenses and sold by the Company or its affiliates or sublicensees, a percentage of certain other income received by the Company from corporate partners and sublicensees, and certain patent prosecution and maintenance costs. M.I.T. and certain contributing individuals were also issued shares of the Company’s common stock. The Company recorded license fee expense of approximately $39,000 related to these agreements for each of the three months ended June 30, 2011 and 2010. The Company recorded license fee expense of approximately $79,000 related to these agreements for each of the six months ended June 30, 2011 and 2010. Additionally, the Company recorded royalty fee expense of approximately $1.7 million and $3.1 million for the three and six months ended June 30, 2011, respectively, related to these agreements.

8.          Share-Based Payments

2004 Stock Incentive Plan

The Company’s 2004 Stock Incentive Plan, as amended, allows for the granting of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights and other share-based awards to employees, officers, directors, consultants and advisors. At December 31, 2010, the Company was authorized to issue up to 11,394,748 shares of common stock with annual increases (to be added on the first day of the Company’s fiscal years during the period beginning in fiscal year 2005 and ending on the second day of fiscal year 2013) equal to the lowest of (i) 1,974,393 shares, (ii) 5% of the then outstanding number of common shares or (iii) such other amount as the Board of Directors may authorize. Effective January 1, 2011, the Company’s Board of Directors increased the number of authorized shares by 1,974,393 shares. At June 30, 2011, the Company had 5,488,987 shares available for grant under the 2004 Stock Incentive Plan.

Share-Based Compensation Expense

Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the three months ended June 30, 2011 and 2010 was $3.1 million and $2.5 million, respectively. Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the six months ended June 30, 2011 and 2010 was $4.9 million and $6.6 million, respectively.

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

Share-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan was $1.7 million and $1.9 million for the three months ended June 30, 2011 and 2010, respectively. Share-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan was $3.1 million and $5.2 million for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, 856,334 stock options were granted in connection with annual merit, new hire and Board of Director awards.  The average grant date fair value of options granted to employees and members of the Company’s Board of Directors was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below.  The weighted average grant date fair value of option awards granted during the three months ended June 30, 2011 and 2010 was $10.90 and $7.70 per option, respectively. The weighted average grant date fair value of option awards granted during the six months ended June 30, 2011 and 2010 was $9.22 and $9.56 per option, respectively.

The following table summarizes the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010
Expected volatility	66%	71%	81%	71%
Expected dividends	—	—	—	—
Expected life (years)	5.7	4.5	0.5	0.5
Risk-free interest rate	2.3%	2.8%	0.2%	0.2%

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
Expected volatility	68%	71%	78%	85%
Expected dividends	—	—	—	—
Expected life (years)	6.3	5.7	0.5	0.5
Risk-free interest rate	2.8%	3.1%	0.2%	0.2%

At June 30, 2011, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $11.3 million, including estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.4 years.

During the six months ended June 30, 2011, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 346,756 shares of common stock.  Additionally, during the six months ended June 30, 2011, the Company issued 26,134 shares of common stock to employees under the Company’s employee stock purchase plan.

Restricted Stock Awards

The Company has also made awards of restricted common stock to employees, officers and directors. During the six months ended June 30, 2011, the Company awarded 136,907 shares of restricted common stock to its officers in connection with its annual merit grant, which generally fully vest over the four years following the grant date. In addition, during the six months ended June 30, 2011, the Company awarded 852,440 shares of performance-based restricted common stock to its employees and officers. The performance condition for these awards is the marketing approval from the FDA for M356, the Company’s second major generic program, in the United States. The awards of restricted common stock are generally forfeited if the employment relationship terminates with the Company prior to vesting.

The Company recorded share-based compensation expense related to outstanding restricted stock awards, including the performance based shares as the Company determined that it was probable the performance condition would be achieved, of $1.3 million and $1.8 million for the three and six months ended June 30, 2011, respectively. The Company recorded share-based compensation expense related to outstanding time-based restricted stock awards of $0.5 million and $1.2 million for the three and six months ended June 30, 2010, respectively. As of June 30, 2011, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $13.5 million, which is expected to be recognized over the weighted average remaining requisite service period of 2.7 years.

A summary of the status of nonvested shares of restricted stock as of June 30, 2011, and the changes during the six months then ended, is presented below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	284	$12.22
Granted	989	14.44
Vested	(87)	12.06
Forfeited	(9)	12.11

Nonvested at June 30, 2011	1,177	$14.10

Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of June 30, 2011 are summarized below:

Vesting Schedule	Nonvested Shares (in thousands)
Time-based	330
Performance-based	847

Nonvested at June 30, 2011	1,177

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

On July 18, 2011, the Company entered into Amendment 2 to the Asset Purchase Agreement (the “Purchase Agreement”), dated April 20, 2007, between the Company and Parivid, LLC (“Parivid”), a data integration and analysis services provider.  Pursuant to the Purchase Agreement, the Company acquired certain of the assets, and assumed certain of the liabilities of Parivid related to the acquired assets, for $2.5 million in cash paid at closing and up to $11.0 million in contingent milestone payments in a combination of cash and/or stock in the manner and on the terms and conditions set forth in the Purchase Agreement. On August 2, 2011 the Company paid Parivid $6.7 million in cash, in lieu of stock, pursuant to Amendment 2 to the Purchase Agreement, as consideration for the completion and satisfaction of a milestone that was achieved July 23, 2011. The Company expects to capitalize the payment as an intangible asset related to the enoxaparin sodium injection developed technology.  The amount will be amortized over the estimated useful life of the developed technology.

10.          Legal Contingencies

On August 28, 2008, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against the Company, Sandoz, Sandoz International GmbH and Novartis AG in the United States Federal District Court in Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleges infringement by the Company, Sandoz and Novartis AG of Orange Book patents owned by Yeda and licensed by Teva and seeks monetary, injunctive and declaratory relief. The court subsequently dismissed all claims against Sandoz International GmbH and Novartis AG, the international affiliates of Sandoz. In November 2008, the Company and Sandoz each filed responsive pleadings denying the allegations of infringement, setting forth affirmative defenses based on invalidity, non-infringement and inequitable conduct and counterclaims seeking declaratory relief that the patent rights of Teva and Yeda pertaining to M356 are either not infringed, invalid or unenforceable. In December 2009, the Company and Sandoz filed a motion for summary judgment as a matter of law in the case. In September 2010, the court denied Sandoz’s and the Company’s motion for summary judgment, stating that fact finding was necessary to render a ruling. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva Pharmaceutical Industries Ltd. sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against the Company and Sandoz. In April 2011, Teva filed a motion for summary judgment of no inequitable conduct. In June 2011, the court denied Teva’s motion and granted a bench trial, which occurred in July 2011, to hear the issue of inequitable conduct only. A trial has been scheduled on the remaining issues for September 2011 in the consolidated case. There is no defined timeframe for the court to issue a decision.

In December 2009, in a separate action in the same court, Teva sued Sandoz, Novartis AG and the Company for patent infringement related to certain non-Orange Book patents after Teva’s motion to add those patents to the ongoing Paragraph IV litigation was denied. In January 2010, the Company and Sandoz filed a motion to dismiss this second suit on several grounds, including the failure of Teva to state an actionable legal claim and lack of subject matter jurisdiction. The motion is pending.

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

Business Overview

We are a biotechnology company specializing in the characterization and process engineering of complex molecules. These complex molecules include proteins, polypeptides, and cell surface polysaccharides, like heparan-sulfate proteoglycans, or HSPGs. Our diversified product portfolio of complex generic, follow-on biologic, and novel drugs is derived from our proprietary, innovative technology platform which we leverage to study the structure (thorough characterization of chemical components), structure-process (understand, design and control of manufacturing process), and structure-activity (understand and relate structure to biological and clinical activity) of complex molecule drugs.

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

In July 2010, Sandoz began the commercial sale of enoxaparin sodium injection. Under the 2003 Sandoz Collaboration, in the event no third-party competitors are marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), Sandoz will pay us 45% of the contractual profits from the sale of enoxaparin sodium injection. Because no third-party competitors marketed a Lovenox-Equivalent Product during the three months ended June 30, 2011, we earned $83.8 million in profit-share product revenue from Sandoz during the three months ended June 30, 2011. Profits on sales of enoxaparin sodium injection are calculated by deducting from net sales the cost of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. If a third-party competitor begins marketing a Lovenox-Equivalent Product, Sandoz will instead pay us a royalty based on net sales of enoxaparin sodium injection at royalty rates in the low double digits. If the only Lovenox-Equivalent Product being marketed by a third-party competitor is Lovenox being marketed by Sanofi-Aventis U.S. LLC, or Sanofi-Aventis, which distributes Lovenox, as a generic drug, or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, Sandoz will pay us a combination of a royalty payment based on net sales and a share of profits. Certain development and legal expenses may reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz. Any product liability costs and certain other expenses arising from patent litigation may also reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz, but only up to 50% of these amounts due to us from Sandoz each quarter. Our contractual share of these development and legal expenses is subject to an annual adjustment in each of the next five years. The first annual adjustment of $3.7 million was recorded as a reduction in collaboration product revenue in the quarter ended June 30, 2011.

No third-party competitors had marketed a Lovenox-Equivalent Product as of July 23, 2011, the one year anniversary of the FDA’s approval of enoxaparin sodium injection. As a result, in our financial statements for the quarter ending September 30, 2011, we expect to record $10.0 million in product revenue related to the achievement of a commercial milestone defined in the 2003 Sandoz Collaboration.

In addition, because no third-party competitors had marketed a Lovenox-Equivalent Product as of the one year anniversary of the FDA’s approval of enoxaparin sodium injection, we paid a $6.7 million milestone payment on August 2, 2011to Parivid, LLC pursuant to the terms of the Asset Purchase Agreement we entered into with Parivid, LLC in April 2007. Prior to making the payment, on July 18, 2011, we amended such purchase agreement to provide that the milestone payment would be made in cash rather than shares of our stock. We expect to capitalize the payment as an intangible asset related to the enoxaparin sodium injection developed technology.  The amount will be amortized over the estimated useful life of the developed technology.

The future revenue that we recognize from the sale of enoxaparin sodium injection will depend on, among other things, whether any other generic versions of Lovenox are approved by the FDA, whether any litigation is partially or wholly successful at limiting Sandoz’s sales of enoxaparin sodium injection and whether Sandoz is able to continue commercialization of enoxaparin sodium injection.

As of June 30, 2011, we had an accumulated deficit of $162.5 million. To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. Prior to the launch of enoxaparin sodium injection, our revenue had been derived from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and primarily consisted of amounts earned by us for reimbursement by Sandoz of research and development services and development costs for certain programs. Since July 2010, we have been deriving revenue from our profit share on the commercial sale of enoxaparin sodium injection. We may still incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenue to maintain profitability.

Financial Operations Overview

Revenue

We have recognized, in the aggregate, $377.1 million of revenue from our inception through June 30, 2011. This revenue was derived entirely from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration. We will seek to generate revenue from a combination of research and development payments, profit sharing payments, milestone payments and royalties in connection with our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and similar future collaborative or strategic relationships. In the near term, our current and future revenues are dependent upon the continued sale of enoxaparin sodium injection. In the longer term, our revenue growth will be dependent upon the successful pursuit of external business development opportunities and clinical development, regulatory approval and launch of new commercial products. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the amount and timing of profit share and royalty payments we receive and the timing and amount of research and development and other payments received under our collaborative or strategic relationships.

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

In July 2010, Sanofi-Aventis filed a lawsuit in the United States District Court for the District of Columbia against the FDA, Margaret A. Hamburg, Commissioner of Food and Drugs, and Kathleen Sebelius, Secretary of Health and Human Services. The complaint alleged, among other things, that FDA’s approval of the ANDA filed by Sandoz for enoxaparin sodium injection was arbitrary and capricious and exceeded FDA’s statutory authority by requiring additional data for the purpose of demonstrating the safety or effectiveness of a generic version of Lovenox and departing from its own precedent governing the approval of generic drugs that have not been fully characterized. The lawsuit sought, among other things, a temporary restraining order and preliminary injunction directing the FDA to suspend and withdraw its approval of the ANDA filed by Sandoz for enoxaparin sodium injection. In August 2010, the court denied the motion for a temporary restraining order and preliminary injunction. In December 2010, Sanofi-Aventis filed a motion for summary judgment seeking a reversal of the FDA approval and the defendants have each filed responses opposing the motion and filed cross-motions seeking to affirm the approval of Sandoz’s ANDA. We believe that Sanofi-Aventis’s claims are without merit and are cooperating with Sandoz to vigorously oppose the lawsuit and uphold the FDA approval.

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

The review of Sandoz’s ANDA is ongoing. We and Sandoz are in regular communication with the FDA to address questions or requests that it may have as it continues the review of Sandoz’s application.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, legal, accounting, investor relations, information technology, business development and human resource functions. Other costs include royalty and license fees, facility and insurance costs not otherwise included in research and development expenses and professional fees for legal and accounting services and other general expenses.

Results of Operations

Three Months Ended June 30, 2011 and 2010

Collaboration Revenue

Collaboration revenue for the three months ended June 30, 2011 was $87.5 million, compared with $2.8 million for the three months ended June 30, 2010.

Collaboration revenues are summarized as follows (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Product revenue	$83,848	$—
Research and development revenue	3,648	2,795

Total collaboration revenue	$87,496	$2,795

The increase in collaboration revenue for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was due primarily to product revenue we earned from Sandoz representing our profit-share on Sandoz’s sales of enoxaparin sodium injection which launched in July 2010. Sandoz reported $284.1 million in net sales of enoxaparin sodium injection for the three month period ended June 30, 2011. Research and development revenue for the three months ended June 30, 2011 and 2010 consists of amounts earned by us under the 2003 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs, and amounts earned by us under the 2006 Sandoz Collaboration for amortization of the equity premium, reimbursement of research and development services and reimbursement of development costs. Research and development revenue for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010 increased by $0.9 million primarily due to an increase in reimbursable manufacturing expenses associated with our M356 program.

There are a number of factors that make it difficult for us to predict the magnitude of future enoxaparin sodium injection product revenue, including how long we will remain the sole generic competitor to Lovenox and receive 45% of the contractual profits from Sandoz’s sales compared to receiving a royalty based on net sales in the low double digits; the inventory levels of enoxpaparin sodium injection maintained by wholesalers, distributors and other customers; the frequency of re-orders by existing customers; the change in estimates for product reserves; the pricing of products that compete with enoxaparin sodium injection and other actions taken by our competitors. Accordingly, our enoxaparin sodium injection product revenue in previous quarters may not be indicative of future enoxaparin sodium injection product revenue. As a result of these and other factors, future enoxaparin sodium injection collaboration revenue could decline or could vary significantly from quarter to quarter.

Research and Development Expense

Research and development expense for the three months ended June 30, 2011 was $14.2 million, compared with $11.8 million for the three months ended June 30, 2010. The increase of $2.4 million, or 20%, from the 2010 period to the 2011 period resulted from increases of: $0.8 million in process development, manufacturing and third-party research costs and $0.2 million in laboratory expenses in support of our development programs, principally our M356 program; $0.5 million in personnel and related costs and $0.4 million in share-based compensation expense associated with our headcount growth; $0.4 million in depreciation expense and facility related expense and $0.2 million in general consulting costs. These increases were offset by a decrease of $0.1 million in clinical development expenses.

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

The following table summarizes the primary components of our research and development expenditures for our principal commercial and development programs for the three months ended June 30, 2011 and 2010, and it shows the total external costs incurred by us for each of our major commercial and development projects. The table excludes costs incurred by our collaborative partner on such commercial and development projects. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing our research and development activities.

	Research and Development Expense (in thousands)
Commercial and Development Programs (Status)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Project Inception to June 30, 2011

Enoxaparin Sodium Injection (ANDA Approved July 2010)	$205	$454	$46,742
M356 (ANDA Filed)	1,861	992	37,112
Adomiparin (Phase 2a)	47	95	35,816
Other development programs	783	1,066
Discovery programs	437	20
Research and development internal costs	10,835	9,151

Total research and development expense	$14,168	$11,778

The decrease of $0.2 million in external expenditures for enoxaparin sodium injection from the 2010 period to the 2011 period was primarily due to a shift to commercial activity being contracted directly with Sandoz. The increase of $0.9 million in M356 external expenditures from the 2010 period to the 2011 period was primarily due to an increase in process development activities, manufacturing and third-party research costs. The decrease of $0.3 million in the other development programs from the 2010 period to the 2011 period primarily related to the timing of manufacturing, preclinical and toxicology work on our M402 program. The increase of $0.4 million in the discovery programs relates to our efforts to advance our research and development in the area of HSPGs.

The research and development internal costs consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation. The increase of $1.7 million from the 2010 period to the 2011 period was due to additional research and development headcount and related costs in support of our development programs.

General and Administrative

General and administrative expense for the three months ended June 30, 2011 was $9.2 million, compared to $6.0 million for the three months ended June 30, 2010. General and administrative expense increased by $3.2 million, or 54%, from the 2010 period to the 2011 period due to increases of: $1.7 million in royalty and license fees payable to Massachusetts Institute of Technology associated with the sales of enoxaparin sodium injection; $1.3 million in professional and other fees primarily due to a increase in legal and consulting activities and an increase of $0.2 million in share-based compensation expense.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

Interest Income and Expense

Interest income was $0.2 million and $26,000 for the three months ended June 30, 2011 and 2010, respectively. The increase from the 2010 period to the 2011 period was primarily due to higher average investment balances.

Interest expense was $34,000 and $0.1 million for the three months ended June 30, 2011 and 2010, respectively. The decrease from the 2010 period to the 2011 period was primarily due to the completion of repayment schedules on our equipment line of credit.

Six Months Ended June 30, 2011 and 2010

Collaboration Revenue

Collaboration revenue for the six months ended June 30, 2011 was $165.7 million, compared with $6.5 million for the six months ended June 30, 2010.

Collaboration revenues are summarized as follows (in thousands):

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Product revenue	$159,608	$—
Research and development revenue	6,060	6,485

Total collaboration revenue	$165,668	$6,485

The increase in collaboration revenue for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was due primarily to product revenue we earned from Sandoz representing our profit-share on Sandoz’s sales of enoxaparin sodium injection which launched in July 2010. Sandoz reported $531.0 million in net sales of enoxaparin sodium injection for the six month period ended June 30, 2011. Research and development revenue for the six months ended June 30, 2011 and 2010 consists of amounts earned by us under the 2003 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs, and amounts earned by us under the 2006 Sandoz Collaboration for amortization of the equity premium, reimbursement of research and development services and reimbursement of development costs. Research and development revenue for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010 decreased by $0.4 million primarily due to a decrease in reimbursable development expenses associated with our enoxaparin sodium injection product.

There are a number of factors that make it difficult for us to predict the magnitude of future enoxaparin sodium injection product revenue, including how long we will remain the sole generic competitor to Lovenox and receive 45% of the contractual profits from Sandoz’s sales compared to receiving a royalty based on net sales in the low double digits; the inventory levels of enoxpaparin sodium injection maintained by wholesalers, distributors and other customers; the frequency of re-orders by existing customers; the change in estimates for product reserves; the pricing of products that compete with enoxaparin sodium injection and other actions taken by our competitors. Accordingly, our enoxaparin sodium injection product revenue in previous quarters may not be indicative of future enoxaparin sodium injection product revenue. As a result of these and other factors, future enoxaparin sodium injection collaboration revenue could decline or could vary significantly from quarter to quarter.

Research and Development Expense

Research and development expense for the six months ended June 30, 2011 was $27.1 million, compared with $24.0 million for the six months ended June 30, 2010. The increase of $3.1 million, or 13%, from the 2010 period to the 2011 period resulted from increases of: $1.5 million in process development, manufacturing and third-party research costs in support of our development programs, principally our M356 program; $0.7 million in personnel and related costs associated with our headcount growth; $0.6 million in depreciation expense and facility related expense and $0.6 million in general consulting costs. These increases were offset by a decrease of $0.3 million in share-based compensation expense.

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

The following table summarizes the primary components of our research and development expenditures for our principal commercial and development programs for the six months ended June 30, 2011 and 2010, and it shows the total external costs incurred by us for each of our major commercial and development projects. The table excludes costs incurred by our collaborative partner on such major commercial and development projects. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing our research and development activities.

	Research and Development Expense (in thousands)
Commercial and Development Programs (Status)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Project Inception to June 30, 2011

Enoxaparin Sodium Injection (ANDA Approved July 2010)	$847	$1,149	$46,742
M356 (ANDA Filed)	3,048	1,544	37,112
Adomiparin (Phase 2a)	85	361	35,816
Other development programs	1,626	1,825
Discovery programs	726	110
Research and development internal costs	20,779	19,044

Total research and development expense	$27,111	$24,033

The decrease of $0.3 million in external expenditures for enoxaparin sodium injection from the 2010 period to the 2011 period was primarily due to a shift to commercial activity being contracted directly with Sandoz. The increase of $1.5 million in M356 external expenditures from the 2010 period to the 2011 period was primarily due to an increase in process development activities, manufacturing and third-party research costs. The decrease of $0.2 million in the other development programs from the 2010 period to the 2011 period primarily related to the timing of manufacturing, preclinical and toxicology work on our M402 program. The increase of $0.6 million in the discovery programs relates to our efforts to advance our research and development in the area of HSPGs.

The research and development internal costs consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation. The increase of $1.7 million from the 2010 period to the 2011 period was due to additional research and development headcount and related costs in support of our development programs.

General and Administrative

General and administrative expense for the six months ended June 30, 2011 was $17.5 million, compared to $13.4 million for the six months ended June 30, 2010. General and administrative expense increased by $4.1 million, or 30%, from the 2010 period to the 2011 period due to increases of: $3.1 million in royalty and license fees payable to Massachusetts Institute of Technology associated with the sales of enoxaparin sodium injection; $2.3 million in professional and other fees primarily due to an increase in legal and consulting activities. These increases were offset by a decrease of $1.3 million in share-based compensation expense due to a modification in 2010 in the application of our forfeiture rate assumption.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

Interest Income and Expense

Interest income was $0.3 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively. The increase from the 2010 period to the 2011 period was primarily due to higher average investment balances.

Interest expense was $0.1 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively. The decrease from the 2010 period to the 2011 period was primarily due to the completion of repayment schedules on our equipment line of credit.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities, payments from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, including profit-share payments related to product sales of enoxaparin sodium injection, and borrowings from our lines of credit and capital lease obligations. The length of time we and Sandoz remain the sole generic competitor to Lovenox, and therefore continue to receive a profit share compared to a royalty based on net sales of enoxaparin sodium injection, will have a notable impact on our near term cash generation trend. We expect to finance our current and planned operating requirements principally through our current cash, cash equivalents and marketable securities. We believe that these funds will be sufficient to meet our operating requirements through at least 2013. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

At June 30, 2011, we had $246.3 million in cash, cash equivalents and marketable securities and $84.8 million in accounts receivable. In addition, we also hold $1.8 million in restricted cash which serves as collateral for a letter of credit related to our facility lease. Our funds at June 30, 2011 were primarily invested in senior debt of government-sponsored enterprises, United States money market funds, commercial paper and corporate debt securities directly or through managed funds, with remaining maturities of 21 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant risk at June 30, 2011.

During the six months ended June 30, 2011, our operating activities provided cash of $96.2 million. During the six months ended June 30, 2010, our operating activities used $25.9 million of cash. The cash provided by or used for operating activities generally approximates our net income (loss) adjusted for non-cash items and changes in operating assets and liabilities.

For the six months ended June 30, 2011, our net income adjusted for non-cash items was $129.2 million. For the six months ended June 30, 2011, non-cash items include share-based compensation of $4.9 million, depreciation and amortization of our property, equipment and intangible assets of $2.3 million and amortization of purchased premiums on our marketable securities of $0.7 million. In addition, the net change in our operating assets and liabilities used cash of $33.0 million and resulted from: an increase in accounts receivable of $30.3 million, due to an increase in our quarterly profit-share for sales of enoxaparin sodium injection; a decrease in unbilled revenue of $2.5 million, resulting from decreased reimbursable manufacturing activities for our M356 program; an increase in prepaid expenses and other current assets of $0.9 million, due to advance payments made for non-clinical program studies, the renewal of vendor maintenance agreements, and an increase in interest accrued on our available for sale marketable securities; a decrease in accounts payable of $1.2 million, primarily due to the timing of manufacturing activities for our M356 program and the timing of payments to vendors for purchases of laboratory equipment; a decrease in accrued expenses of $2.1 million resulting from the payment of annual bonuses earned during 2010 and the timing of manufacturing activities for our M356 program; and a decrease in deferred revenue of $1.1 million, due to the amortization of the $13.6 million equity premium paid by Novartis Pharma AG in connection with the 2006 Sandoz Collaboration.

For the six months ended June 30, 2010, our net loss adjusted for non-cash items was $21.6 million. In addition, the net change in our operating assets and liabilities used cash of $4.3 million and resulted from: an increase in accounts receivable of $1.4 million, due to the timing of cash receipts from Sandoz; a decrease in unbilled revenue of $2.8 million, resulting from decreased commercial activities for our M356 program; a decrease in prepaid expenses and other current assets of $0.1 million, resulting from a decrease in interest accrued on our available for sale marketable securities; a decrease in accounts payable of $2.6 million, primarily due to the timing of commercial activities for our M356 program; a decrease in accrued expenses of $1.9 million, resulting from the payment of annual bonuses earned during 2009 and the timing of commercial activities for our M356 program; and a decrease in deferred revenue of $1.3 million, principally due to the amortization of the $13.6 million equity premium paid by Novartis Pharma AG in connection with the 2006 Sandoz Collaboration.

During the six months ended June 30, 2011, our investing activities used cash of $175.2 million. In the first six months of 2011, we used $291.1 million of cash to purchase marketable securities and we received $120.1 million from maturities of marketable securities. During the six months ended June 30, 2010, our investing activities provided cash of $23.4 million. In the first six months of 2010, we received $61.1 million from maturities of marketable securities and we used $37.1 million of cash to purchase marketable securities. During the six months ended June 30, 2011 and 2010, we used $4.2 million and $0.6 million, respectively, to purchase laboratory equipment and leasehold improvements.

During the six months ended June 30, 2011, financing activities provided cash of $2.2 million. During the six months ended June 30, 2011, we received net proceeds of $3.5 million from stock option exercises and purchases of common shares through our employee stock purchase plan. These proceeds were offset by principal payments of $1.1 million on our capital lease agreement obligations and $0.2 million on financed leasehold improvements related to our corporate facility. During the six months ended June 30, 2010, financing activities provided cash of  $0.2 million. During the six months ended June 30, 2010, we received net proceeds of $1.7 million from stock option exercises and purchases of common shares through our employee stock purchase plan. These proceeds were offset by principal payments of $1.1 million on our capital lease agreement obligations and $0.4 million on financed leasehold improvements related to our corporate facility.

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

Recently Issued Accounting Standards

Please see Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies”, for a discussion of new accounting standards. The notes to our consolidated financial statements are contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.                                Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2011, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.                                Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II. OTHER INFORMATION

Item 1.                                Legal Proceedings

On August 28, 2008, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against us, Sandoz and Novartis AG in the United Stated Federal District Court in Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleges infringement by us, Sandoz and Novartis AG of Orange Book patents owned by Yeda and licensed by Teva and seeks monetary, injunctive and declaratory relief. In November 2008, we and Sandoz each filed responsive pleadings denying the allegations of infringement, setting forth affirmative defenses based on invalidity, non-infringement and inequitable conduct and counterclaims seeking declaratory relief that the patent rights of Teva and Yeda pertaining to M356 are either not infringed, invalid or unenforceable. In December 2009, we and Sandoz filed a motion for summary judgment as a matter of law in the case. In September 2010, the court denied Sandoz’s and our motion for summary judgment, stating that fact finding was necessary to render a ruling. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva Pharmaceutical Industries Ltd. sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against the us and Sandoz. In April 2011, Teva filed a motion for summary judgment of no inequitable conduct. In June 2011, the court denied Teva’s motion and granted a bench trial, which occurred in July 2011, to hear the issue of inequitable conduct only. A trial has been scheduled on the remaining issues for September 2011 in the consolidated case. There is no defined timeframe for the court to issue a decision.

In December 2009, in a separate action in the same court, Teva sued Sandoz, Novartis AG and us for patent infringement related to certain non-Orange Book patents after Teva’s motion to add those patents to the ongoing Paragraph IV litigation was denied. In January 2010, we and Sandoz filed a motion to dismiss this second suit on several grounds, including the failure of Teva to state an actionable legal claim and lack of subject matter jurisdiction. The motion is pending

While we intend to vigorously defend these suits and prosecute our counterclaims, and we believe that we can ultimately prove our case in court, each of these litigations could last a number of years. As a result, one or both of these litigations could significantly delay, impair or prevent our ability to commercialize M356 and our business could be materially harmed. Litigation involves many risks and uncertainties, and there is no assurance that Novartis AG, Sandoz or we will prevail in any lawsuit with Teva.

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

We have incurred significant losses since our inception in May 2001. At June 30, 2011, our accumulated deficit was $162.5 million. Until the sales by Sandoz of enoxaparin sodium injection, which commenced in July 2010, we had never received any revenue from the sale of products and we may still incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. To remain profitable, we must continue to receive significant revenue, including from the sales by Sandoz of enoxaparin sodium injection. Although our first three quarters of enoxaparin sodium injection-related revenue was significant, revenue of that magnitude is highly dependent on Sandoz’s product remaining the sole generic competitor to the brand product, and could significantly decline with the competitive entry of an additional generic enoxaparin product. In addition, we must successfully develop and obtain regulatory approval for our other drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long term-profitability.

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

Our success is highly dependent on the continued successful manufacture and commercialization of enoxaparin sodium injection.

Our near-term ability to generate revenue and our future success, in large part, depends on the continued successful commercialization of enoxaparin sodium injection. This success further depends, in large part, on Sandoz’s continued success in manufacturing and commercializing the product, capturing market share and in competing with Lovenox brand competition as well as potential other generic competition. Additional generic competition could lead to a significant loss of market share and a significant decline in pricing, resulting in a significant decline in revenue. We cannot be certain the sales will continue to be successful and sustained. If the commercialization of enoxaparin sodium injection does not continue to be successful we may have to curtail our product development programs and our business would be materially harmed.

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

In addition, the 2003 Sandoz Collaboration contains terms which specify the sharing of commercial revenue of enoxaparin sodium injection between us and Sandoz. Under circumstances when one or more third parties successfully commercialize a generic version of Lovenox, significantly less favorable economic terms for us would be triggered. Specifically, rather than a 45% profit share, we would receive a royalty in the low double digits if a third-party competitor starts marketing a generic Lovenox equivalent or a combination of a royalty and a profit share in the case of an authorized generic. Consequently, if other generic versions of Lovenox are approved and commercialized, our revenue from enoxaparin sodium injection would be reduced and, as a result, our business, including our near-term financial results and our ability to fund future discovery and development programs, would suffer.

If our patent litigation against Teva Pharmaceutical Industries Ltd. related to enoxaparin sodium injection is not successful, Teva Pharmaceutical Industries Ltd., may be able to commercialize a generic enoxaparin product, and our business would be materially harmed.

In December 2010, we sued Teva Pharmaceutical Industries Ltd. in the United States District Court for the District of Massachusetts for infringement of two of our patents that cover the innovative methods of producing enoxaparin sodium, which assure that the commercial product meets standards for identity and quality. If we are not successful in this patent litigation, and if Teva Pharmaceutical Industries Ltd. receives marketing approval, it may be able to commercialize a generic enoxaparin. Under these circumstances, the resulting market price for our enoxaparin sodium injection product may be lower, we may lose significant market share for enoxaparin sodium injection, and significantly less favorable economic terms for us under the 2003 Sandoz Collaboration would be triggered. Consequently, if Teva commercialized a generic enoxaparin, our revenue would be reduced and our business, including our near-term financial results and our ability to fund future discovery and development programs, would suffer.

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

The FDA’s practice is to rule within 180 days on Citizen Petitions that seek to prevent approval of an ANDA if the petition was filed after the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA. If, at the end of the 180-day period, the ANDA is not ready for approval or rejection, then the FDA has typically denied and dismissed the petition without acting on the petition. Teva Neuroscience, Inc. has filed several Citizen Petitions regarding M356, all of which have been denied and dismissed. Teva, however, may seek to file future petitions and may also seek reversal of the denial of a Citizen Petition in federal court. Other third parties may also file Citizen Petitions requesting that the FDA adopt specific approval standards for generic products. If the FDA grants future Citizen Petitions, we and Sandoz may be delayed in obtaining, or potentially unable to obtain, approval of the ANDA for M356 which would materially harm our business.

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

In August 2008, Teva Pharmaceutical Industries Ltd. and related entities sued Sandoz, Novartis AG and us for patent infringement related to four of the seven Orange Book patents listed for Copaxone in the United States District Court for the Southern District of New York. We and Sandoz Inc. asserted defenses of non-infringement, invalidity and unenforceability and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. In January 2010, the court heard arguments from the parties on the meaning of certain disputed claim terms in a claim construction hearing (also known as a “Markman hearing”). There is no defined timeline for the judge to issue a decision on claim construction and such a decision could be issued at any time. In September 2010, the court denied Sandoz’s and our motion for summary judgment to rule that the Orange Book patents were invalid as a matter of law, stating that fact finding was necessary to render a ruling. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva Pharmaceutical Industries Ltd. sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone and in October 2010, the court consolidated the Mylan case with the case against us and Sandoz. While discovery in the consolidated cases is complete, and a trial date is scheduled for September 2011, there is a risk that Teva will seek to use legal procedures to delay the trial, to appeal a decision and to delay clearance of the patents prior to approval of the ANDA for generic Copaxone. In April 2011, Teva filed a motion for summary judgment of no inequitable conduct. In June, 2011, the court denied Teva’s motion and granted a bench trial, which occurred in July 2011, to hear the issue of inequitable conduct only. A trial has been scheduled on the remaining issues for September 2011 in the consolidated case. There is no defined timeframe for the court to issue a decision.

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

We expect that certain of our product candidates may face intense and increasing competition from other manufacturers of generic and/or branded products. For example, in September 2009, Mylan announced that the FDA had accepted for filing its ANDA for generic Copaxone. Furthermore, as patents for branded products and related exclusivity periods expire, manufacturers of generic products may receive regulatory approval for generic equivalents and may be able to achieve significant market penetration. As this happens, or as branded manufacturers launch authorized generic versions of such products, market share, revenues and gross profit typically decline, in some cases, dramatically. If any of our generic product offerings, including M356, enter markets with a number of competitors, we may not achieve significant market share, revenues or gross profit. In addition, as other generic products are introduced to the markets in which we participate, the market share, revenues and gross profit of our generic products could decline.

If the market for a reference brand product, including Lovenox or Copaxone, significantly declines, sales or potential sales of our generic product and generic or biosimilar product candidates may suffer and our business would be materially impacted.

Competition in the biotechnology industry is intense.  Brand name products face competition on numerous fronts as technological advances are made or new products are introduced.  As new products are approved that compete with the reference brand product to our generic product and generic or biosimilar product candidate, including Lovenox or Copaxone, sales of the reference brand products may be significantly and adversely impacted and may render the reference brand product obsolete.  If the market for the reference brand product is impacted, we in turn may lose significant market share or market potential for our generic or biosimilar products and product candidates, and the value for our generic or biosimilar pipeline could be negatively impacted. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.

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

As of June 30, 2011, we had cash, cash equivalents and marketable securities totaling $246.3 million and accounts receivable of $84.8 million. For the six months ended June 30, 2011, we had a net income of $121.3 million and cash provided by operating activities of $96.2 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development. Our future capital requirements may vary depending on the following:

•                  the rate of sales of enoxaparin sodium injection;

•                  if Sanofi-Aventis is able to obtain an injunction blocking sales of enoxaparin sodium injection;

•                  a decision is issued in favor of Teva Pharmaceutical Industries Ltd. in its patent litigation matters against us;

•                  the advancement of our product candidates and other development programs, including the timing and costs of obtaining regulatory approvals;

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

As we evolve from a company primarily involved in drug discovery and development into one that is also involved in the commercialization of pharmaceutical products, we may have difficulty managing our growth and expanding our operations successfully.

As we advance our product candidates through the development process, we will need to expand our development, regulatory, manufacturing, quality, distribution, sales and marketing capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other organizations. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. For example, some jurisdictions, such as the District of Columbia, have imposed licensing requirements for sales representatives. In addition, the District of Columbia and the Commonwealth of Massachusetts, as well as the Federal government by way of the health care reform legislation, have established reporting requirements that would require public reporting of consulting and research fees to health care professionals. Because the reporting requirements vary in each jurisdiction, compliance will be complex and expensive and may create barriers to entering the commercialization phase. The need to build new systems as part of our growth could place a strain on our administrative and operational infrastructure. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Such requirements may also impact our opportunities to collaborate with physicians at academic research centers as new restrictions on academic-industry relationships are put in place. In the past, collaborations between academia and industry have led to important new innovations, but the new laws may have an effect on these activities. While we cannot predict whether any legislative or regulatory changes will have negative or positive effects, they could have a material adverse effect on our business, financial condition and potential profitability

We may acquire or make investments in companies or technologies that could have an adverse effect on our business, results of operations and financial condition or cash flows.

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

The regulatory climate in the United States for follow-on versions of biologic and complex protein products remains uncertain, even following the recent enactment of legislation establishing a regulatory pathway for the approval of follow-on biologics. The new pathway contemplates approval of two categories of follow-on biologic products: (1) biosimilar products, which are highly similar to the existing brand product, notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences from the brand product and (2) interchangeable products, which in addition to being biosimilar can produce the same clinical result in any given patient without an increase in risk due to switching from the brand product. Only interchangeable biosimilar products would be considered interchangeable at the retail pharmacy level. The new legislation authorizes but does not require the FDA to establish standards or criteria for determining biosimilarity and interchangeability, and also authorizes the FDA to use its discretion to determine the nature and extent of product characterization, non-clinical testing and clinical testing on a product-by-product basis. Our competitive advantage in this area will depend on our success in demonstrating to the FDA that our analytics and protein engineering platform technology provides a level of scientific assurance that facilitates determinations of interchangeability, reduces the need for expensive clinical or other testing, and raises the scientific quality requirements for our competitors to demonstrate that their products are highly similar to a brand product. Our ability to succeed will depend in part on our ability to invest in new programs and develop data in a timeframe that enables the FDA to consider our approach as the agency begins to implement the new law. In addition, the FDA will likely require significant new resources and expertise to review biosimilar applications, and the timeliness of the review and approval of our future applications could be adversely effected if there were a decline or even limited growth in FDA funding.

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

Even after approval, any drugs or biological products we develop will be subject to ongoing regulatory review, including the review of clinical results which are reported after our products are made commercially available. Any regulatory approvals that we obtain for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, the manufacturer and manufacturing facilities we use to produce any of our product candidates will be subject to periodic review and inspection by the FDA, or foreign equivalent, and other regulatory agencies. We will be required to report any serious and unexpected adverse experiences and certain quality problems with our products and make other periodic reports to the FDA. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer or facility, including withdrawal of the product from the market. Certain changes to an approved product, including in the way it is manufactured or promoted, often require prior FDA approval before the product as modified may be marketed. If we fail to comply with applicable FDA regulatory requirements, we may be subject to fines, warning letters, civil penalties, refusal by the FDA to approve pending applications or supplements, suspension or withdrawal of regulatory approvals, product recalls and seizures, injunctions, operating restrictions, refusal to permit the import or export of products and/or criminal prosecutions and penalties.

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

Item 6.	Exhibits.

10.1	Amendment No. 3 dated April 1, 2011 to the Collaboration and License Agreement between the Registrant and the Sandoz AG dated June 13, 2007.

10.2	Amendment No. 2 dated July 18, 2011 to the Asset Purchase Agreement between the Registrant and Parivid, LLC dated April 20, 2007.

10.3(1)	Non-Employee Director Compensation Summary

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.REF	XBRL Taxonomy Reference Linkbase Document. *

(1)          Management contract or compensatory plan or arrangement

*  submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010, (ii) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010, and (iv) Notes to Unaudited, Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: August 5, 2011
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2011

	By:	/s/ Richard P. Shea
Richard P. Shea, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)