Form 10-Q
period 2011-09-30
MOMENTA PHARMACEUTICALS INC
filed 2011-11-08
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of October 31, 2011.

Class	Number of Shares
Common Stock $0.0001 par value	51,241,187

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$70,471	$100,681
Marketable securities, available for sale	237,496	52,078
Accounts receivable	84,739	54,485
Unbilled revenue	2,551	5,265
Prepaid expenses and other current assets	3,010	1,793

Total current assets	398,267	214,302
Property and equipment, net of accumulated depreciation	11,612	9,003
Intangible assets, net (Note 6)	8,037	2,486
Restricted cash	—	1,778

Total assets	$417,916	$227,569

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,555	$4,394
Accrued expenses	9,968	9,098
Deferred revenue	2,156	2,150
Capital lease obligations	551	1,729
Lease financing liability	—	258
Deferred rent	—	23

Total current liabilities	15,230	17,652
Deferred revenue, net of current portion	2,150	3,763
Other long term liabilities	51	51

Total liabilities	17,431	21,466

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized at September 30, 2011 and December 31, 2010, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized at September 30, 2011 and December 31, 2010, 51,209 and 49,747 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	5	5
Additional paid-in capital	502,778	489,873
Accumulated other comprehensive loss	(148)	(16)
Accumulated deficit	(102,150)	(283,759)

Total stockholders’ equity	400,485	206,103

Total liabilities and stockholders’ equity	$417,916	$227,569

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Collaboration revenues:
Product revenue	$84,717	$44,188	$244,325	$44,188
Research and development revenue	3,228	7,773	9,288	14,258
Total collaboration revenue	87,945	51,961	253,613	58,446

Operating expenses:
Research and development*	16,307	12,488	43,418	36,521
General and administrative*	11,480	7,325	28,995	20,759
Total operating expenses	27,787	19,813	72,413	57,280

Operating income	60,158	32,148	181,200	1,166

Other income (expense):
Interest income	194	46	498	132
Interest expense	(14)	(74)	(89)	(266)
Total other income (expense)	180	(28)	409	(134)

Net income	$60,338	$32,120	$181,609	$1,032

Net income per share:

Basic	$1.21	$0.72	$3.65	$0.02
Diluted	$1.18	$0.70	$3.58	$0.02

Weighted average shares outstanding:
Basic	50,034	44,719	49,759	44,183
Diluted	51,048	46,032	50,796	45,708

*Includes the following share-based compensation expense:

Research and development	$1,339	$808	$3,551	$3,291
General and administrative	$1,778	$1,392	$4,465	$5,462

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating activities:
Net income	$181,609	$1,032
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,136	3,279
Share-based compensation expense	8,016	8,753
Amortization of premium on investments	1,214	664
Amortization of intangibles	1,113	225
Loss on disposal of assets	35	6
Changes in operating assets and liabilities:
Accounts receivable	(30,254)	(44,188)
Unbilled revenue	2,714	2,884
Prepaid expenses and other current assets	(1,217)	(755)
Restricted cash	1,778	—
Accounts payable	(1,839)	(2,015)
Accrued expenses	870	(95)
Deferred rent	(23)	(52)
Deferred revenue	(1,607)	(2,266)
Other long term liabilities	—	25

Net cash provided by (used in) operating activities	165,545	(32,503)

Cash Flows from Investing activities:
Purchases of property and equipment	(5,780)	(1,112)
Purchases of marketable securities	(423,644)	(48,087)
Proceeds from maturities of marketable securities	236,880	86,101
Milestone payment related to developed technology	(6,664)	—

Net cash (used in) provided by investing activities	(199,208)	36,902

Cash Flows from Financing activities:
Proceeds from issuance of common stock under stock plans	4,889	6,272
Payments on financed leasehold improvements	(258)	(548)
Principal payments on capital lease obligations	(1,178)	(1,421)

Net cash provided by financing activities	3,453	4,303

(Decrease) increase in cash and cash equivalents	(30,210)	8,702
Cash and cash equivalents, beginning of period	100,681	21,934

Cash and cash equivalents, end of period	$70,471	$30,636

Supplemental Cash Flow Information:
Cash paid for interest	$89	$266

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             The Company

Business

Momenta Pharmaceuticals, Inc. (the “Company” or “Momenta”) was incorporated in the state of Delaware in May 2001 and began operations in early 2002. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company specializing in the detailed structural analysis of complex mixture drugs, applying its technology to the development of generic or follow-on versions of complex drug products as well as to the discovery and development of complex novel drugs. The Company presently derives all of its revenue from one collaborative partner. Collaboration revenue consists of product revenue related to the profit-sharing or royalty related to sales of enoxaparin sodium injection, milestones, and reimbursement of research and development expenses.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 10, 2011.

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

In October 2009, the Financial Accounting Standards Board, or FASB, issued an accounting standard which amends the guidance on the accounting for arrangements involving the delivery of more than one element. This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. The Company adopted this new accounting standard on a prospective basis for all multiple-element arrangements entered into on or after January 1, 2011 and for any multiple-element arrangements that were entered into prior to January 1, 2011 but materially modified on or after January 1, 2011.

Pursuant to the standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, and (iii) best estimate of the selling price (BESP). The BESP reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold on a stand-alone basis. The Company expects, in general, to use BESP for allocating consideration to each deliverable. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration not contingent upon future deliverables.

For multiple-element arrangements entered into prior to January 1, 2011 and not materially modified thereafter, the Company continues to apply its prior accounting policy with respect to such arrangements. Under this policy, in general, revenue from non-refundable, up-front license fees related to intellectual property rights/licenses where the Company has continuing involvement is recognized ratably over the estimated period of ongoing involvement, which is typically the development term, because there was no objective and reliable evidence of fair value for any undelivered item to allow the delivered item to be considered a separate unit of accounting. This requirement with respect to the fair value of undelivered items was modified in the newly issued accounting standard. Research and development funding is recognized as earned over the period of effort. In general, the consideration with respect to the other deliverables is recognized when the goods or services are delivered.

The Company has research, collaboration and license agreements with Sandoz AG and Sandoz Inc. (collectively referred to as Sandoz), related to the development and commercialization of enoxaparin sodium injection and generic Copaxone (referred to as M356) pursuant to which it could receive consideration in the form of milestone payments in future periods. At the inception of each arrangement that includes milestone payments, the Company evaluates each milestone to determine whether (a) the milestone can only be achieved based in whole or in part on either (i) the Company’s performance or (ii) on the occurrence of a specific outcome resulting from the Company’s performance, (b) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (c) the achievement of the event would result in additional payments being due to the Company.

Additionally, the Company evaluates whether each milestone is considered “substantive”. The Company designates a milestone as “substantive” only if it meets all of the following three criteria: (i) the consideration is commensurate with either (a) the Company’s performance to achieve the milestone or (b) the enhanced value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

The Company evaluates factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. The Company has concluded that all of the development and regulatory milestones under its existing research and development arrangements are substantive. Revenues from development and regulatory milestones, if they are nonrefundable and deemed substantive, are recognized upon successful accomplishment of the milestones as research and development revenue. Milestones that are not considered substantive are accounted for as license payments and are evaluated as such in accordance with the Company’s accounting policy for multiple element arrangements. Sales-based and commercial milestones are accounted for as royalties and are recorded as product revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash and that mature within three months from date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost, and were primarily comprised of money market funds at September 30, 2011 and December 31, 2010.

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

Marketable Securities

Available-for-sale debt securities are recorded at fair market value. Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. Available-for-sale debt securities could be used in current operations and therefore securities with maturities greater than one year have been classified as current. Unrealized gains and losses are included in accumulated other comprehensive loss in stockholders’ equity unless the security has experienced a credit loss, the Company intends to sell the security or the Company has determined that it is more likely than not that it will have to sell the security before its expected recovery, in which case the unrealized loss would be recognized in results of operations. Realized gains and losses are reported in interest income on a specific identification basis. There were no charges taken for other-than-temporary declines in fair value of marketable securities during the three and nine months ended September 30, 2011 and 2010. There were no realized gains or losses on marketable securities during the three and nine months ended September 30, 2011 and 2010.

Accounts Receivable and Unbilled Revenue

Accounts receivable represents amounts due to the Company at September 30, 2011 and December 31, 2010 from one collaborative partner related to the sales of enoxaparin sodium injection and reimbursement of research and development expenses. Unbilled revenue represents amounts owed at September 30, 2011 and December 31, 2010 from one collaborative partner for reimbursement of research and development expenses. The Company has not recorded any allowance for uncollectible accounts or bad debt write-offs, and it monitors its receivables to facilitate timely payment.

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

Long-Lived Assets

The Company evaluates the recoverability of its property, equipment and intangible assets when circumstances indicate that an event of impairment may have occurred. The Company recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the fair value of such assets or businesses. No impairment charges have been recognized through September 30, 2011.

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

Net Income Per Share

The Company computes basic net income per share by dividing net income by the weighted average number of shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of shares and potential shares from outstanding stock options and unvested restricted stock determined by applying the treasury stock method.

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

The Company applies judgment in the determination of the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For the nine months ended September 30, 2011, the Company had no material unrecognized tax benefits and no adjustments to its deferred tax assets.  The Company recognizes any material interest and penalties related to unrecognized tax benefits in income tax expense. The Company expects to generate U.S. taxable income during 2011.

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

Comprehensive Income

Comprehensive income is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income includes net income and the change in accumulated other comprehensive (loss) income for the period. Accumulated other comprehensive (loss) income consists entirely of unrealized gains and losses on available-for-sale securities for all periods presented.

The Company’s total comprehensive income consists of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$60,338	$32,120	$181,609	$1,032
Other comprehensive (loss) income:
Unrealized gains (losses) on available-for-sales securities	(208)	(5)	(132)	11

Comprehensive income	$60,130	$32,115	$181,477	$1,043

Segment Reporting

Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of pharmaceutical products. All of the Company’s revenues through September 30, 2011 have come from one collaborative partner and are based solely on activities in the United States.

Recently Issued Accounting Standards

In June 2011, the FASB issued Accounting Standards Updates, or, ASU, No. 2011-05, “Presentation of Comprehensive Income” (Topic 220), or ASU 2011-05. Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact the Company’s financial position or results of operations.

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

3.          Net Income Per Share

The following table sets forth the Company’s reconciliation of basic and diluted share amounts (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
Numerator:
Net income	$60,338	$32,120	$181,609	$1,032

Denominator:
Basic weighted average shares outstanding	50,034	44,719	49,759	44,183
Weighted average stock equivalents from assumed exercise of stock options and restricted stock awards	1,014	1,313	1,037	1,525
Diluted weighted average shares outstanding	51,048	46,032	50,796	45,708

Basic net income per share	$1.21	$0.72	$3.65	$0.02
Diluted net income per share	$1.18	$0.70	$3.58	$0.02

Weighted average anti-dilutive shares related to:
Outstanding stock options	1,861	1,992	1,967	2,264
Restricted stock awards	820	—	564	77

The weighted average anti-dilutive shares shown in the foregoing table were not included in the computation of diluted net income per share. Anti-dilutive shares comprise those stock equivalents that have either (i) an exercise price above the average stock price for the period, (ii) shares of performance-based restricted common stock where the performance condition has not been met or (iii) average unrecognized share-based compensation expense related to the stock equivalents sufficient to “buy back” the entire amount of shares.

4.          Fair Value Measurements

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points from active markets that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

The Company’s financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by its pricing services as of September 30, 2011 and December 31, 2010.

There have been no transfers of assets between the fair value measurement classifications.

The following tables set forth the Company’s financial assets that were recorded at fair value at September 30, 2011 and December 31, 2010 (in thousands):

Description	Balance as of September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$68,623	$68,623	$—	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	118,104	—	118,104	—
Corporate debt securities	58,453	—	58,453	—
Commercial paper obligations	53,197	—	53,197	—
Foreign government bond	6,739	—	6,739	—
U.S. Treasury obligation	1,003	1,003	—	—

Total	$306,119	$69,626	$236,493	$—

Description	Balance as of December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$99,911	$99,911	$—	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	48,557	—	48,557	—
Corporate debt securities	3,521	—	3,521	—

Total	$151,989	$99,911	$52,078	$—

In the tables above, as of September 30, 2011 and December 31, 2010, corporate debt securities include $25.4 million and $3.5 million, respectively, of Federal Deposit Insurance Corporation, or FDIC, guaranteed senior notes issued by financial institutions under the FDIC’s Temporary Liquidity Guarantee Program.

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, unbilled revenue, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The carrying amounts of the capital lease obligations approximate their fair values due to their variable interest rates.

The Company did not have any non-recurring fair value measurements on any assets or liabilities at September 30, 2011 and December 31, 2010.

5.           Cash, Cash Equivalents and Marketable Securities

The following table summarizes the Company’s cash, cash equivalents and marketable securities as of September 30, 2011 and December 31, 2010 (in thousands):

As of September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$70,471	$—	$—	$70,471
U.S. Government-sponsored enterprise obligations
Due in one year or less	41,506	1	(11)	41,496
Due between one and two years	76,721	—	(113)	76,608
Corporate debt securities
Due in one year or less	56,379	1	(41)	56,339
Due between one and two years	2,120	—	(6)	2,114
Commercial paper obligations due in one year or less	53,168	29	—	53,197
Foreign government bond due in one year or less	6,748	—	(9)	6,739
U.S. Treasury obligation due in one year or less	1,002	1	—	1,003

Total	$308,115	$32	$(180)	$307,967

Reported as:
Cash and cash equivalents	$70,471	$—	$—	$70,471
Marketable securities	237,644	32	(180)	237,496

Total	$308,115	$32	$(180)	$307,967

As of December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$100,681	$—	$—	$100,681
U.S. Government-sponsored enterprise obligations
Due in one year or less	37,574	2	(15)	37,561
Due between one and two years	10,996	3	(3)	10,996
Corporate debt securities due in one year or less	3,524	—	(3)	3,521

Total	$152,775	$5	$(21)	$152,759

Reported as:
Cash and cash equivalents	$100,681	$—	$—	$100,681
Marketable securities	52,094	5	(21)	52,078

Total	$152,775	$5	$(21)	$152,759

At September 30, 2011, the Company held 40 marketable securities that were in an unrealized loss position for less than one year. At December 31, 2010, the Company held 13 marketable securities that were in an unrealized loss position for less than one year. The unrealized losses were caused by fluctuations in interest rates. The following table summarizes the aggregate fair value of these securities at September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011		As of December 31, 2010
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
U.S. Government-sponsored enterprise obligations	$103,351	$(124)	$37,316	$(18)
Corporate debt securities	$46,182	$(47)	$3,521	$(3)
Foreign government bond	$6,739	$(9)	$—	$—

No marketable securities were in an unrealized loss position for greater than one year.

To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company reviewed its investments with unrealized losses and concluded that no other-than-temporary impairment existed at September 30, 2011 as it has the ability and intent to hold these investments to maturity and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis.

6.           Intangible Assets

On July 18, 2011, the Company entered into Amendment No. 2 to the Asset Purchase Agreement (the “Purchase Agreement”), dated April 20, 2007, between the Company and Parivid, LLC (“Parivid”), a data integration and analysis services provider.  Pursuant to the Purchase Agreement, the Company acquired certain of the assets, and assumed certain of the liabilities of Parivid related to the acquired assets, for $2.5 million in cash paid at closing and up to $11.0 million in contingent milestone payments in a combination of cash and/or stock in the manner and on the terms and conditions set forth in the Purchase Agreement. On August 2, 2011, the Company paid Parivid $6.7 million in cash, in lieu of stock, pursuant to Amendment No. 2 to the Purchase Agreement, as consideration for the completion and satisfaction of a milestone that was achieved on July 23, 2011. The $6.7 million payment related to the enoxaparin sodium injection developed technology. The Company capitalized the payment as developed technology, which is included in intangible assets in the consolidated balance sheet as of September 30, 2011. The developed technology is being amortized over the estimated useful life of the enoxaparin sodium injection developed technology of approximately 10 years.

As of September 30, 2011 and December 31, 2010, intangible assets, net of accumulated amortization, are as follows (in thousands):

		September 30, 2011		December 31, 2010
	Weighted-Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core and developed technology	10	$10,257	$(2,220)	$3,593	$(1,107)
Non-compete agreement	2	170	(170)	170	(170)

Total intangible assets	10	$10,427	$(2,390)	$3,763	$(1,277)

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets as there is no other pattern of use that is reasonably estimable. Amortization expense was $1.0 million and $1.1 million for the three and nine months ended September 30, 2011, respectively. Amortization expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2010, respectively.

The Company expects to incur amortization expense of approximately $1.1 million per year for each of the next five years.

7.           Collaboration and License Agreements

2003 Sandoz Collaboration

In November 2003, the Company entered into a collaboration and license agreement (the “2003 Sandoz Collaboration”) with Sandoz to jointly develop and commercialize enoxaparin sodium injection, a generic version of Lovenox®, a low molecular weight heparin or LMWH. Under the 2003 Sandoz Collaboration, the Company granted Sandoz the exclusive right to manufacture, distribute and sell enoxaparin sodium injection in the United States. The Company agreed to provide development and related services on a commercially reasonable basis, which included developing a manufacturing process to make enoxaparin sodium injection, scaling up the process, contributing to the preparation of an Abbreviated New Drug Application, or ANDA, in Sandoz’s name to be filed with the United States Food and Drug Administration, or FDA, further scaling up the manufacturing process to commercial scale, and related development of intellectual property. The Company has the right to participate in a joint steering committee which is responsible for overseeing development, legal and commercial activities and which approves the annual collaboration plan. Sandoz is responsible for commercialization activities and will exclusively distribute and market the product. The Company identified two significant deliverables in this arrangement consisting of: (i) a license and (ii) development and related services. The Company determined that the license did not meet the criteria for separation as it did not have stand-alone value apart from the development services, which are proprietary to the Company. Therefore, the Company has determined that a single unit of accounting exists with respect to the 2003 Sandoz Collaboration.

In July 2010, the FDA granted marketing approval of the ANDA for enoxaparin sodium injection filed by Sandoz. The Company is paid at cost for external costs incurred for development and related activities and is paid for full time equivalents, or FTEs, performing development and related services. The profit-share or royalties Sandoz is obligated to pay the Company under the 2003 Sandoz Collaboration differ depending on whether (i) there are any third-party competitors marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), (ii) a Lovenox-Equivalent Product is being marketed by Sanofi-Aventis, which distributes the brand name Lovenox, or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, or (iii) there is one or more third-party which is not Sanofi-Aventis marketing a Lovenox-Equivalent Product.  Until October 2011, no third-party competitors were marketing a Lovenox-Equivalent Product; therefore, Sandoz paid the Company 45% of the contractual profits from the sale of enoxaparin sodium injection. The Company earned $74.7 million and $234.3 million in profit-share product revenue from Sandoz during the three and nine months ended September 30, 2011, respectively. Profits on sales of enoxaparin sodium injection are calculated by deducting from net sales the cost of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. In October 2011, Sandoz confirmed that an authorized generic Lovenox-Equivalent Product was being marketed, which means that Sandoz is obligated to pay the Company a 10%-12% royalty on its net sales of enoxaparin sodium until the contractual profits from those net sales in a product year (July 1 — June 30) reach $135.0 million (pro-rated to $99.1 million for the product year ending June 30, 2012).  Thereafter, provided that no other third party is marketing a generic Lovenox, Sandoz is obligated to pay the Company 45% of the contractual profits on net sales through the remainder of the product year. In September 2011, Watson Pharmaceuticals Inc. (“Watson”) announced that the ANDA for enoxaparin filed by Amphastar Pharmaceuticals Inc. (“Amphastar”) had been approved by FDA.  Although Watson and Amphastar are currently enjoined from marketing an enoxaparin product, if they or another third-party competitor begins marketing a Lovenox-Equivalent Product, Sandoz will instead pay the Company a 10% — 12% royalty based on net sales of enoxaparin sodium injection.

If certain milestones are achieved with respect to enoxaparin sodium injection under certain circumstances, Sandoz agreed to make payments to the Company which would reach $55 million if all such milestones are achieved.  Under the 2003 Sandoz Collaboration, the Company earned and recognized $5.0 million in research and development revenue in July 2010 upon achievement of a regulatory milestone. In addition, no third-party competitors had marketed a Lovenox-Equivalent Product as of July 23, 2011, the one year anniversary of the FDA’s approval of enoxaparin sodium for injection. As a result, for the quarter ending September 30, 2011, the Company earned and recognized $10.0 million in product revenue upon the achievement of a commercial milestone. The Company is no longer eligible to receive milestones under the 2003 Sandoz Collaboration because the remaining milestones were contingent upon no third-party competitors, including an authorized generic Lovenox-Equivalent, marketing an interchangeable generic version of a Lovenox-Equivalent Product.

A portion of the development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, are offset against profit-sharing amounts, royalties and milestone payments. Sandoz also may offset a portion of any product liability costs and certain other expenses arising from patent litigation against any profit-sharing amounts, royalties and milestone payments.

The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services, except with respect to any amounts due to Sandoz for manufacturing raw material purchases, which are recorded on a net basis as an offset to the related development expense. There have been no such manufacturing raw material purchases since 2006.

2006 Sandoz Collaboration

In July 2006, the Company entered into a Stock Purchase Agreement and an Investor Rights Agreement with Novartis Pharma AG, and in June 2007, the Company and Sandoz AG executed a definitive collaboration and license agreement (as amended, the “Definitive Agreement”). Together, this series of agreements is referred to as the “2006 Sandoz Collaboration.”

Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG, an affiliate of Sandoz AG, at a per share price of $15.93 (the closing price of the Company’s common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million. The Company recognizes revenue from the $13.6 million paid premium on a straight-line basis over the estimated development period of approximately six years beginning in June 2007. The Company recognized research and development revenue relating to this paid premium of approximately $0.5 million for each of the three months ended September 30, 2011 and 2010. The Company recognized research and development revenue relating to this paid premium of approximately $1.6 million for each of the nine months ended September 30, 2011 and 2010. Under the 2006 Sandoz Collaboration, the Company and Sandoz AG expanded the geographic markets for enoxaparin sodium injection covered by the 2003 Sandoz Collaboration to include the European Union and further agreed to exclusively collaborate on the development and commercialization of a generic Copaxone product for sale in specified regions of the world. Each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions. The Company has agreed to provide development and related services on a commercially reasonable basis, which includes developing a manufacturing process to make the products, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale, and related development of intellectual property. The Company has the right to participate in a joint steering committee, which is responsible for overseeing development, legal and commercial activities and which approves the annual collaboration plan. Sandoz AG is responsible for commercialization activities and will exclusively distribute and market any products covered by the 2006 Sandoz Collaboration. The Company identified two significant deliverables in this arrangement consisting of: (i) a license and (ii) the development and related services. The Company determined that the license did not meet the criteria for separation as it does not have stand-alone value apart from the development services, which are proprietary to the Company. Therefore, the Company has determined that a single unit of accounting exists with respect to the 2006 Sandoz Collaboration.

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

Costs, including development costs and the cost of clinical studies, will be borne by the parties in varying proportions, depending on the type of expense and the related product. All commercialization responsibilities and costs will be borne by Sandoz AG. Under the 2006 Sandoz Collaboration, the Company is paid at cost for any external costs incurred in the development of products where development activities are funded solely by Sandoz AG or partly in proportion where development costs are shared between the Company and Sandoz AG. The Company also is paid at a contractually specified rate for FTEs performing development services where development activities are funded solely by Sandoz AG or partly by proportion where development costs are shared between the Company and Sandoz AG. The parties will share profits in varying proportions, depending on the product. The Company is eligible to receive up to $163.0 million in milestone payments upon the achievement of certain regulatory, commercial and sales-based milestones that include $10.0 million in regulatory milestones related to the approval by the FDA of M356 and $153.0 million in sales-based and commercial milestones. The Company has not earned and therefore has not recognized any milestone payments under this arrangement.

The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services, except with respect to any amounts due Sandoz for shared development costs, which are recorded on a net basis. The Company recorded a reduction in research and development revenue of $0 and $1.1 million for the three and nine months ended September 30, 2011, respectively, related to the shared development costs.

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

In exchange for these rights, the Company paid M.I.T. a license issue fee, and pays annual license maintenance fees. The Company, upon commercialization, is also required to pay M.I.T. royalties on products and services covered by the licenses and sold by the Company or its affiliates or sub-licensees, a percentage of certain other income received by the Company from corporate partners and sub-licensees, and certain patent prosecution and maintenance costs. M.I.T. and certain contributing individuals were also issued shares of the Company’s common stock. The Company recorded license fee expense of approximately $39,000 related to these agreements for each of the three months ended September 30, 2011 and 2010. The Company recorded license fee expense of approximately $0.1 million related to these agreements for each of the nine months ended September 30, 2011 and 2010. Additionally, the Company recorded royalty fee expense of approximately $2.9 million and $6.0 million for the three and nine months ended September 30, 2011, respectively, and approximately $0.7 million for both the three and nine months ended September 30, 2010, related to these agreements.

8.           Share-Based Payments

2004 Stock Incentive Plan

The Company’s 2004 Stock Incentive Plan, as amended, allows for the granting of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights and other share-based awards to employees, officers, directors, consultants and advisors. At December 31, 2010, the Company was authorized to issue up to 11,394,748 shares of common stock with annual increases (to be added on the first day of the Company’s fiscal years during the period beginning in fiscal year 2005 and ending on the second day of fiscal year 2013) equal to the lowest of (i) 1,974,393 shares, (ii) 5% of the then outstanding number of common shares or (iii) such other amount as the Board of Directors may authorize. Effective January 1, 2011, the Company’s Board of Directors increased the number of authorized shares by 1,974,393 shares. At September 30, 2011, the Company had 5,482,220 shares available for grant under the 2004 Stock Incentive Plan.

Share-Based Compensation Expense

Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the three months ended September 30, 2011 and 2010 was $3.1 million and $2.2 million, respectively. Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the nine months ended September 30, 2011 and 2010 was $8.0 million and $8.8 million, respectively.

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

Share-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan was $1.7 million for each of the three months ended September 30, 2011 and 2010. Share-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan was $4.9 million and $7.0 million for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, 893,684 stock options were granted in connection with annual merit, new hire and Board of Director awards.  The average grant date fair value of options granted to employees and members of the Company’s Board of Directors was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below.  The weighted average grant date fair value of option awards granted during the three months ended September 30, 2011 and 2010 was $10.66 and $11.35 per option, respectively. The weighted average grant date fair value of option awards granted during the nine months ended September 30, 2011 and 2010 was $9.28 and $9.56 per option, respectively.

The following table summarizes the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010
Expected volatility	67%	81%	76%	71%
Expected dividends	—	—	—	—
Expected life (years)	6.5	6.5	0.5	0.5
Risk-free interest rate	1.6%	2.0%	0.2%	0.1%

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
Expected volatility	68%	71%	75%	82%
Expected dividends	—	—	—	—
Expected life (years)	6.3	5.7	0.5	0.5
Risk-free interest rate	2.8%	3.1%	0.2%	0.2%

At September 30, 2011, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to approximately $10.0 million, including estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.3 years.

During the nine months ended September 30, 2011, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 447,549 shares of common stock.  Additionally, during the nine months ended September 30, 2011, the Company issued 53,338 shares of common stock to employees under the Company’s employee stock purchase plan.

Restricted Stock Awards

The Company has also made awards of restricted common stock to employees, officers and directors. During the nine months ended September 30, 2011, the Company awarded 136,907 shares of restricted common stock to its officers in connection with its annual merit grant, which generally fully vest over the four years following the grant date. In addition, during the nine months ended September 30, 2011, the Company awarded 864,800 shares of performance-based restricted common stock to its employees and officers. The performance condition for these awards is the marketing approval from the FDA for M356, the Company’s second major generic program, in the United States. The awards of restricted common stock are generally forfeited if the employment relationship terminates with the Company prior to vesting.

The Company recorded share-based compensation expense related to outstanding restricted stock awards, including the performance based shares as the Company determined that it was probable the performance condition would be achieved, of $1.3 million and $3.1 million for the three and nine months ended September 30, 2011, respectively. The Company recorded share-based compensation expense related to outstanding time-based restricted stock awards of $0.4 million and $1.7 million for the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $12.1 million, which is expected to be recognized over the weighted average remaining requisite service period of 2.5 years.

A summary of the status of nonvested shares of restricted stock as of September 30, 2011, and the changes during the nine months then ended, is presented below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	284	$12.22
Granted	1,001	14.47
Vested	(117)	11.76
Forfeited	(41)	13.45

Nonvested at September 30, 2011	1,127	$14.22

Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of September 30, 2011 are summarized below:

Vesting Schedule	Nonvested Shares (in thousands)
Time-based	296
Performance-based	831

Nonvested at September 30, 2011	1,127

9.           Subsequent Events

The Company evaluated events and transactions after the date of the balance sheet date but prior to the issuance of the financial statements for potential recognition or disclosure in its financial statements.  Other than as discussed in Note 7, Collaboration and License Agreements, and Note 10, Legal Contingencies, the Company did not identify any material subsequent events requiring adjustment or disclosure.

10.         Legal Contingencies

In August, 2008, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against the Company, Sandoz, Sandoz International GmbH and Novartis AG in the United States Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleges infringement by the Company, Sandoz and Novartis AG of Orange Book patents owned by Yeda and licensed by Teva and seeks monetary, injunctive and declaratory relief. The court subsequently dismissed all claims against Sandoz International GmbH and Novartis AG, the international affiliates of Sandoz. In November 2008, the Company and Sandoz each filed responsive pleadings denying the allegations of infringement, setting forth affirmative defenses based on invalidity, non-infringement and inequitable conduct and counterclaims seeking declaratory relief that the patent rights of Teva and Yeda pertaining to M356 are either not infringed, invalid or unenforceable. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange

Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against the Company and Sandoz. In April 2011, Teva filed a motion for summary judgment of no inequitable conduct. In June 2011, the court denied Teva’s motion and granted a bench trial, which occurred in July 2011, to hear the issue of inequitable conduct only. The remaining issues were tried in September 2011 in the consolidated case. There is no defined timeframe for the court to issue a decision.

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

In September 2011, the Company sued Watson, Amphastar and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar) in the United States District Court for the District of Massachusetts for infringement of two of the Company’s patents.  Also in September 2011, the Company filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar, Watson and International Medical Systems, Ltd. from selling their enoxaparin sodium product in the United States.  In October 2011, the court granted the Company’s motion for a preliminary injunction and entered an order enjoining Amphastar, Watson and International Medical Systems, Ltd. from advertising, offering for sale or selling their enoxaparin sodium product in the United States until the completion of a trial on the merits and required the Company and Sandoz to post security of $100 million to maintain the preliminary injunction by November 13, 2011. Amphastar, Watson and International Medical Systems, Ltd. filed a notice to appeal the decision on October 28, 2011, an emergency motion to dissolve or stay the preliminary injunction on November 2, 2011 and a motion to dismiss or transfer on November 3, 2011.

While it is not possible to determine with any degree of certainty the ultimate outcome of the legal proceedings, the Company believes that it has meritorious defenses with respect to the claims asserted against it.  The Company intends to vigorously enforce its patent rights and defend its positions. Under the terms of the 2006 Sandoz Collaboration, Sandoz AG agreed to indemnify the Company for various claims, including patent infringement claims based on the Company’s activities related to the M356 program.  The Company and Sandoz each pay the costs of their own attorneys in the Amphastar litigation matter. The Company has not recorded any accrual for such matter as it is not probable that a loss has been incurred nor is a loss estimable.

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

Our complex generics and follow-on biologics activities are focused on building a thorough understanding of the structure-process-activity of complex molecule drugs to develop generic versions of marketed products. While we use a similar analytical and development approach across all of our programs, we tailor that approach for each specific program. Our first objective is to apply our core analytical technology to thoroughly characterize the structure of the marketed product. By defining the chemical composition of multiple batches of the marketed product, we develop an equivalence window which captures the inherent variability of the brand company’s manufacturing process. Using this information, we develop an extensive understanding of the structure-process relationship to thoroughly understand, design and control our manufacturing process to reproducibly manufacture an equivalent version of the marketed product. Where necessary or appropriate, and as required by the U.S. Food and Drug Administration, or FDA, we will provide regulators with additional supportive structure-activity data (e.g., immunogenicity, pharmacodynamics). Our goal is to obtain FDA approval for and commercialize, either directly or with collaborative partners, complex generic and follow-on biologic products thereby providing high quality, effective, safe and affordable medicines to patients in need.

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

In 2006 and 2007, we entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement, with Novartis Pharma AG, and a collaboration and license agreement, or the Definitive Agreement, with Sandoz AG, an affiliate of Novartis Pharma AG. Together, this series of agreements is referred to as the 2006 Sandoz Collaboration. Under the Definitive Agreement, we and Sandoz AG jointly develop, manufacture and commercialize M356. In connection with the 2006 Sandoz Collaboration, we sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of our common stock on the NASDAQ Global Market was $13.05 on the date of purchase) for an aggregate purchase price of $75.0 million, resulting in an equity premium of $13.6 million.

In July 2010, Sandoz began the commercial sale of enoxaparin sodium injection. The profit-share or royalties Sandoz is obligated to pay us under the 2003 Sandoz Collaboration differ depending on whether (i) there are any third-party competitors marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), (ii) a Lovenox-Equivalent Product is being marketed by Sanofi-Aventis, which distributes the brand name Lovenox, or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, or (iii) there is one or more third-party competitors which is not Sanofi-Aventis marketing a Lovenox-Equivalent Product.  Until October 2011, no third-party competitors were marketing a Lovenox-Equivalent Product; therefore, Sandoz paid us 45% of the contractual profits from the sale of enoxaparin sodium injection. We earned $74.7 million and $234.3 million in profit-share product revenue from Sandoz during the three and nine months ended September 30, 2011, respectively. Profits on sales of enoxaparin sodium injection are calculated by deducting from net sales the cost of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. In October 2011, Sandoz confirmed that an authorized generic Lovenox-Equivalent Product was being marketed, which means that Sandoz is obligated to pay us a 10%-12% royalty on its net sales of enoxaparin sodium until the contractual profits from those net sales in a product year (July 1 — June 30) reach $135.0 million (pro-rated to $99.1 million for the product year ending June 30, 2012).  Thereafter, provided that no other third party is marketing a generic Lovenox, Sandoz is obligated to pay us 45% of the contractual profits on net sales through the remainder of the product year. In September 2011, Watson Pharmaceuticals Inc. (“Watson”) announced that the ANDA for enoxaparin filed by Amphastar Pharmaceuticals Inc. (“Amphastar”) had been approved by FDA.  Although Watson and Amphastar are currently enjoined from marketing an enoxaparin product, if they or another third-party competitor begins marketing a Lovenox-Equivalent Product, Sandoz will instead pay us a 10% — 12% royalty based on net sales of enoxaparin sodium injection.  Consequently, our revenue will decline starting in the fourth quarter of 2011, and may further decline thereafter in the event another third-party launches a Lovenox-Equivalent Product.

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

In July 2010, Sanofi-Aventis filed a lawsuit in the United States District Court for the District of Columbia against the FDA, Margaret A. Hamburg, Commissioner of Food and Drugs, and Kathleen Sebelius, Secretary of Health and Human Services.  The

lawsuit sought, among other things, a temporary restraining order and preliminary injunction directing the FDA to suspend and withdraw its approval of the ANDA filed by Sandoz for enoxaparin sodium injection. In August 2010, the court denied the motion for a temporary restraining order and preliminary injunction. In December 2010, Sanofi-Aventis filed a motion for summary judgment seeking a reversal of the FDA approval and the defendants have each filed responses opposing the motion and filed cross-motions seeking to affirm the approval of Sandoz’s ANDA.  Oral argument on the motions is scheduled for December 2011.  We believe that Sanofi-Aventis’s claims are without merit and are cooperating with Sandoz to vigorously oppose the lawsuit and uphold the FDA approval.

In December 2010, we sued Teva Pharmaceutical Industries Ltd., or Teva, in the United States District Court for the District of Massachusetts for infringement of two of our patents. The patents claim methods of producing enoxaparin sodium having specified quality attributes. We will continue to prosecute this case and enforce our patents.

In September 2011, we sued Watson, Amphastar and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar) in the United States District Court for the District of Massachusetts for infringement of two of our patents.  Also in September, 2011, we filed a request for a temporary restraining order and preliminary injunction to prevent Watson, Amphastar and International Medical Systems, Ltd. from selling their enoxaparin sodium product in the United States.  In October 2011, the court granted our motion for a preliminary injunction and entered an order enjoining Watson, Amphastar and International Medical Systems, Ltd. from advertising, offering for sale or selling their enoxaparin sodium product in the United States until the conclusion of a trial on the merits and requiring us and Sandoz to post security of $100 million by November 13, 2011 to maintain the preliminary injunction.  Watson, Amphastar and International Medical Systems, Ltd. filed a notice to appeal the decision on October 28, 2011, an emergency motion to dissolve or stay the preliminary injunction on November 2, 2011 and a motion to dismiss or transfer on November 3, 2011.  We will continue to prosecute this case and enforce our patents.

Although legal expenses associated with the 2003 Sandoz Collaboration are generally allocated under the 2003 Sandoz Collaboration, in connection with the patent suits filed against Teva in December 2010 and Amphastar and Watson in September 2011, Momenta and Sandoz each bear their own legal expenses in these cases.

No third-party competitors had marketed a Lovenox-Equivalent Product as of July 23, 2011, the one year anniversary of the FDA’s approval of enoxaparin sodium injection. As a result, in our financial statements for the three months ended September 30, 2011, we recorded $10.0 million in product revenue related to the achievement of a commercial milestone defined in the 2003 Sandoz Collaboration.  In addition, because no third-party competitors had marketed a Lovenox-Equivalent Product as of the one year anniversary of the FDA’s approval of enoxaparin sodium injection, we paid a $6.7 million milestone payment on August 2, 2011 to Parivid, LLC pursuant to the terms of the Asset Purchase Agreement we entered into with Parivid, LLC in April 2007. Prior to making the payment, on July 18, 2011, we amended the Asset Purchase Agreement to provide that the milestone payment would be made in cash rather than shares of our stock. During the quarter ended September 30, 2011, we capitalized the payment as an intangible asset related to the enoxaparin sodium injection developed technology.  The amount is being amortized over the estimated useful life of the developed technology.

As of September 30, 2011, we had an accumulated deficit of $102.1 million. To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. Prior to the launch of enoxaparin sodium injection, our revenue derived from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and had primarily consisted of amounts earned by us for reimbursement by Sandoz of research and development services and development costs for certain programs. Since July 2010, we have been deriving revenue from our profit share and milestones related to the commercial sale of enoxaparin sodium injection. We may still incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenue to maintain profitability.

Financial Operations Overview

Revenue

We have recognized, in the aggregate, $465.0 million of revenue from our inception through September 30, 2011. This revenue was derived entirely from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration. We will seek to generate revenue from a combination of research and development payments, profit-sharing payments and milestones in connection with our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and similar future collaborative or strategic relationships. In the near term, our current and future revenues are dependent upon the continued sale of enoxaparin sodium injection. In the longer term, our revenue growth will be dependent upon the successful pursuit of external business development opportunities and clinical development, regulatory approval and launch of new commercial products. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the amount and timing of profit share and royalty payments we receive and the timing and amount of research and development and other payments received under our collaborative or strategic relationships.

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

Commercial and Development Programs

The following summarizes our primary commercial and development programs:

Enoxaparin Sodium Injection

Enoxaparin sodium injection, our first product to receive marketing approval under an ANDA, is a generic version of Lovenox, a complex drug consisting of a mixture of polysaccharide chains. Lovenox is a widely-prescribed low molecular weight heparin, or LMWH, used for the prevention and treatment of DVT and to support the treatment of ACS. Lovenox is distributed worldwide by Sanofi-Aventis and is also known outside the United States as Clexane® and Klexane®. Under our 2003 Sandoz Collaboration, we work with Sandoz exclusively to develop, manufacture and commercialize enoxaparin sodium injection in the United States and Sandoz is responsible for funding substantially all of the United States-related enoxaparin sodium injection development, regulatory, legal and commercialization costs, other than legal expenses incurred by each party in connection with the patent suits filed against Teva in December 2010 and Amphastar and Watson in September 2011.  In these cases, Momenta and Sandoz each bear their own legal expenses.

Sandoz submitted ANDAs in its name to the FDA for enoxaparin sodium injection in syringe and vial forms, seeking approval to market enoxaparin sodium injection in the United States. The ANDA for the syringe form of enoxaparin sodium injection was approved in July 2010. The FDA is currently reviewing the ANDA for the vial form of enoxaparin sodium injection.

M356

M356 is designed to be a generic version of Copaxone, a complex drug consisting of a mixture of polypeptide chains. Copaxone is indicated for reduction of the frequency of relapses in patients with RRMS. Multiple sclerosis is a chronic disease of the central nervous system characterized by inflammation and neurodegeneration. In North America, Copaxone is marketed by Teva Neuroscience LLC, a wholly owned subsidiary of Teva. In Europe, Copaxone is marketed by Teva and Sanofi-Aventis.

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

Follow-On Biologics (FOBs) Program

We are also applying our technology platform to the development of FOBs, including both generic (designated by FDA to be interchangeable) and biosimilar versions of marketed therapeutic proteins. Therapeutic proteins represent a sizable segment of the U.S. drug industry, with sales expected to be approximately $57 billion in 2011. Given the inadequacies of standard technology, many of these therapeutic proteins have not been thoroughly characterized. Most of these products are complex glycoprotein mixtures, consisting of proteins that contain branched sugars that vary from molecule to molecule. These sugars can impart specific biological properties to the glycoprotein drug and can often comprise a significant portion of the mass of the molecule. In addition to the structural characterization of several marketed therapeutic proteins, we are also advancing our structure-process capabilities as we further define the relationship between aspects of the manufacturing process and the structural composition of the final protein product. We believe that our investment in our analytics and characterization technology coupled with our investment in the science of better understanding the relationship of the biologic manufacturing process to structural composition provides us with the opportunity to develop a competitive advantage for our future FOB product candidates.

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

In March 2010, with the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCI, an abbreviated pathway for the approval of FOBs was created. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on their similarity to existing brand product. Under the BPCI, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original brand product was approved under a BLA. There are many biologics at this time for which this 12-year period has expired or is nearing expiration. We believe that scientific progress in the analysis and characterization of complex mixture drugs is likely to play a significant role in FDA’s approval of biosimilar (including interchangeable) biologics in the years to come. The new law is complex and is only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning will be subject to uncertainty for years to come.

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

We currently have plans to advance M402 into human clinical trials in 2012. It is anticipated that M402 will be used in combination with standard-of-care cytotoxic regimens for the treatment of advanced malignancies.

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

Results of Operations

Three Months Ended September 30, 2011 and 2010

Collaboration Revenue

Collaboration revenue for the three months ended September 30, 2011 was $87.9 million, compared with $52.0 million for the three months ended September 30, 2010.

Collaboration revenues are summarized as follows (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Collaboration revenues:
Product revenue:
Profit share revenue	$74,717	$44,188
Commercial milestone revenue	10,000	—
Total product revenue	84,717	44,188

Research and development revenue:
Regulatory milestone revenue	—	5,000
Research and development revenue	3,228	2,773
Total research and development revenue	3,228	7,773
Total collaboration revenue	$87,945	$51,961

The increase of $30.5 million in product revenue for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was due primarily to the initial reduction, in the 2010 period, in our profit share representing our contractual share of development expenses of enoxaparin sodium injection that, pursuant to the 2003 Sandoz Collaboration, could be offset against the total profit share amount. Sandoz reported $258.7 million and $292.2 million in net sales of enoxaparin sodium injection for the three months ended September 30, 2011 and 2010, respectively. The commercial milestone revenue increase of $10.0 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was due to the achievement of a commercial milestone under the 2003 Sandoz Collaboration as a result of enoxaparin sodium injection reaching the one-year anniversary from launch as the sole generic on the market. Research and development revenue for the three months ended September 30, 2011 and 2010 consists of amounts earned by us under the 2003 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs, and amounts earned by us under the 2006 Sandoz Collaboration for amortization of the equity premium, reimbursement of research and development services and reimbursement of development costs. Regulatory milestone revenue for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010 decreased by $5.0 million due to a milestone payment earned in 2010 related to the achievement of the regulatory milestone associated with the FDA’s approval of the enoxaparin sodium injection ANDA.

In October 2011, Sandoz confirmed that an authorized generic Lovenox-Equivalent Product was being marketed and as a result our profit share revenue will decline starting in the fourth quarter of 2011 and may further decline thereafter in the event another third party launches a Lovenox-Equivalent Product. Additionally, there are a number of factors that make it difficult for us to predict the magnitude of future enoxaparin sodium injection product revenue, including the impact of generic competition on the Sandoz market share; the pricing of products that compete with enoxaparin sodium injection and other actions taken by our competitors; the inventory levels of enoxpaparin sodium injection maintained by wholesalers, distributors and other customers; the frequency of re-orders by existing customers and the change in estimates for product reserves. Accordingly, our enoxaparin sodium injection product revenue in previous quarters will not be indicative of future enoxaparin sodium injection product revenue.

Research and Development Expense

Research and development expense for the three months ended September 30, 2011 was $16.3 million, compared with $12.5 million for the three months ended September 30, 2010. The increase of $3.8 million, or 31%, from the 2010 period to the 2011 period resulted from increases of: $1.7 million in process development, manufacturing and third-party research costs and $0.5 million in laboratory expenses in support of our development programs, principally our M356, M402 and HSPG programs; $1.5 million in depreciation and amortization expense primarily due to the amortization related to the Parivid milestone payment made in August 2011; $0.5 million in share-based compensation expense principally associated with the vesting of performance-based restricted stock; and $0.2 million in consulting fees. These increases were offset by a decrease of $0.5 million in M356 other development expenses and $0.1 million in personnel and related costs.

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

The following table summarizes the primary components of our research and development expenditures for our principal commercial and development programs for the three months ended September 30, 2011 and 2010, and it shows the total external costs incurred by us for each of our major commercial and development projects. The table excludes costs incurred by our collaborative partner on such commercial and development projects. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing our research and development activities.

	Research and Development Expense (in thousands)
Commercial and Development Programs (Status)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Project Inception to September 30, 2011

Enoxaparin Sodium Injection (ANDA Approved July 2010)	$317	$443	$47,059
M356 (ANDA Filed)	1,700	1,602	38,812
Adomiparin (Phase 2a)	1	78	35,817
Other development programs	1,271	841
Discovery programs	955	49
Research and development internal costs	12,063	9,475

Total research and development expense	$16,307	$12,488

The decrease of $0.1 million in external expenditures for enoxaparin sodium injection from the 2010 period to the 2011 period was primarily due to a shift to commercial activity being contracted directly with Sandoz. The increase of $0.1 million in M356 external expenditures from the 2010 period to the 2011 period was primarily due to an increase in process development activities, manufacturing and third-party research costs. The increase of $0.4 million in the other development programs from the 2010 period to the 2011 period primarily related to the timing of manufacturing, preclinical and toxicology work on our M402 program. The increase of $0.9 million in the discovery programs relates to an increase in external services and research collaborations associated with our HSPG and FOB programs.

The research and development internal costs consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation. The increase of $2.6 million from the 2010 period to the 2011 period was due to additional research and development headcount and related costs in support of our development programs and an increase in amortization expense related to the Parivid milestone payment made in August 2011.

General and Administrative

General and administrative expense for the three months ended September 30, 2011 was $11.5 million, compared to $7.3 million for the three months ended September 30, 2010. General and administrative expense increased by $4.2 million, or 57%, from the 2010 period to the 2011 period due to increases of: $2.6 million in royalty and license fees payable to Massachusetts Institute of Technology associated with the sales of enoxaparin sodium injection and milestones earned by us related to enoxaparin sodium injection; $1.7 million in professional and other fees primarily due to an increase in legal and consulting activities and an increase of $0.4 million in share-based compensation expense associated with the performance-based restricted stock. These increases were offset by a decrease of $0.5 million in personnel and related costs primarily due to employee performance payments made in 2010 related to the July 2010 regulatory approval of enoxaparin sodium injection.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

Interest Income and Expense

Interest income was $0.2 million and $46,000 for the three months ended September 30, 2011 and 2010, respectively. The increase from the 2010 period to the 2011 period was primarily due to higher average investment balances.

Interest expense was $14,000 and $0.1 million for the three months ended September 30, 2011 and 2010, respectively. The decrease from the 2010 period to the 2011 period was primarily due to the completion of repayment schedules on our equipment line of credit.

Nine Months Ended September 30, 2011 and 2010

Collaboration Revenue

Collaboration revenue for the nine months ended September 30, 2011 was $253.6 million, compared with $58.4 million for the nine months ended September 30, 2010.

Collaboration revenues are summarized as follows (in thousands):

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Collaboration revenues:
Product revenue:
Profit share revenue	$234,325	$44,188
Commercial milestone revenue	10,000	—
Total product revenue	244,325	44,188

Research and development revenue:
Regulatory milestone revenue	—	5,000
Research and development revenue	9,288	9,258
Total research and development revenue	9,288	14,258
Total collaboration revenue	$253,613	$58,446

The increase of $190.1 million in product revenue for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was due to product revenue we earned from Sandoz representing our profit-share on Sandoz’s sales of enoxaparin sodium injection, which launched in July 2010. Sandoz reported $789.7 million and $292.2 million in net sales of enoxaparin sodium injection for the nine months ended September 30, 2011 and 2010, respectively. The commercial milestone revenue increase of $10.0 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was due to the achievement of a commercial milestone under the 2003 Sandoz Collaboration as a result of enoxaparin sodium injection reaching the one-year anniversary from launch as the sole generic on the market. Research and development revenue for the nine months ended September 30, 2011 and 2010 consists of amounts earned by us under the 2003 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs, and amounts earned by us under the 2006 Sandoz Collaboration for amortization of the equity premium, reimbursement of research and development services and reimbursement of development costs. Regulatory milestone revenue for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010 decreased by $5.0 million primarily due to a milestone payment earned in 2010 related to the achievement of the regulatory milestone associated with the FDA’s approval of the enoxaparin sodium injection ANDA.

In October 2011, Sandoz confirmed that an authorized generic Lovenox-Equivalent Product was being marketed and as a result our profit share revenue will decline starting in the fourth quarter of 2011 and may further decline thereafter in the event another third party launches a Lovenox-Equivalent Product. Additionally, there are a number of factors that make it difficult for us to predict the magnitude of future enoxaparin sodium injection product revenue, including the impact of generic competition on the Sandoz market share; the pricing of products that compete with enoxaparin sodium injection and other actions taken by our competitors; the inventory levels of enoxpaparin sodium injection maintained by wholesalers, distributors and other customers; the frequency of re-orders by existing customers and the change in estimates for product reserves. Accordingly, our enoxaparin sodium injection product revenue in previous quarters will not be indicative of future enoxaparin sodium injection product revenue.

Research and Development Expense

Research and development expense for the nine months ended September 30, 2011 was $43.4 million, compared with $36.5 million for the nine months ended September 30, 2010. The increase of $6.9 million, or 19%, from the 2010 period to the 2011 period resulted from increases of: $3.2 million in process development, manufacturing and third-party research costs and $0.6 million in laboratory expenses in support of our development programs, principally our M356 and HSPG programs; $2.1 million in depreciation and amortization expense primarily due to the amortization related to the Parivid milestone payment made in August 2011; $0.9 million in consulting fees; $0.6 million in personnel and related costs associated with our headcount growth; and $0.2 million in share-based compensation expense principally associated with vesting of performance-based restricted stock. These increases were offset by a decrease of $0.7 million in M356 other development expenses.

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

The following table summarizes the primary components of our research and development expenditures for our principal commercial and development programs for the nine months ended September 30, 2011 and 2010, and it shows the total external costs incurred by us for each of our major commercial and development projects. The table excludes costs incurred by our collaborative partner on such major commercial and development projects. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing our research and development activities.

	Research and Development Expense (in thousands)
Commercial and Development Programs (Status)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Project Inception to September 30, 2011

Enoxaparin Sodium Injection (ANDA Approved July 2010)	$1,164	$1,592	$47,059
M356 (ANDA Filed)	4,748	3,146	38,812
Adomiparin (Phase 2a)	86	439	35,817
Other development programs	2,897	2,666
Discovery programs	1,681	159
Research and development internal costs	32,842	28,519

Total research and development expense	$43,418	$36,521

The decrease of $0.4 million in external expenditures for enoxaparin sodium injection from the 2010 period to the 2011 period was primarily due to a shift to commercial activity being contracted directly with Sandoz. The increase of $1.6 million in M356 external expenditures from the 2010 period to the 2011 period was primarily due to an increase in process development activities, manufacturing and third-party research costs. The increase of $0.2 million in the other development programs from the 2010 period to the 2011 period primarily related to the timing of manufacturing and preclinical work on our M402 program. The increase of $1.5 million in the discovery programs relates to an increase in external services and research collaborations associated with our HSPG and FOB programs.

The research and development internal costs consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation. The increase of $4.3 million from the 2010 period to the 2011 period was due to additional research and development headcount and related costs in support of our development programs and an increase in amortization expense related to the Parivid milestone payment made in August 2011.

General and Administrative

General and administrative expense for the nine months ended September 30, 2011 was $29.0 million, compared to $20.8 million for the nine months ended September 30, 2010. General and administrative expense increased by $8.2 million, or 40%, from the 2010 period to the 2011 period due to increases of: $5.6 million in royalty and license fees payable to Massachusetts Institute of Technology associated with the sales of enoxaparin sodium injection and milestones earned by us related to enoxaparin sodium injection; and $4.1 million in professional and other fees primarily due to an increase in legal and consulting activities. These increases were offset by a decrease of $1.0 million in share-based compensation expense primarily due to a modification in 2010 in the application of our forfeiture rate assumption and a decrease of $0.5 million in personnel and related costs primarily due to employee performance payments made in 2010 related to the July 2010 regulatory approval of enoxaparin sodium injection.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

Interest Income and Expense

Interest income was $0.5 million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively. The increase from the 2010 period to the 2011 period was primarily due to higher average investment balances.

Interest expense was $0.1 million and $0.3 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease from the 2010 period to the 2011 period was primarily due to the completion of repayment schedules on our equipment line of credit.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities, payments from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, including profit-share payments related to product sales of enoxaparin sodium injection, and borrowings from our lines of credit and capital lease obligations. The fact that we and Sandoz are no longer the sole generic competitor to Lovenox, and therefore we will begin receiving a combination of a profit share and a royalty based on net sales of enoxaparin sodium injection, will have a negative impact on our near term cash generation trend. Once a third party markets a non-authorized generic of Lovenox, this negative impact will increase. We expect to finance our current and planned operating requirements principally through our current cash, cash equivalents and marketable securities. We believe that these funds will be sufficient to meet our operating requirements through at least 2013. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

At September 30, 2011, we had $308.0 million in cash, cash equivalents and marketable securities and $84.7 million in trade accounts receivable. Our funds at September 30, 2011 were primarily invested in senior debt of government-sponsored enterprises, United States money market funds, commercial paper and corporate debt securities directly or through managed funds, with remaining maturities of 24 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant risk at September 30, 2011.

During the nine months ended September 30, 2011, our operating activities provided cash of $165.5 million. During the nine months ended September 30, 2010, our operating activities used $32.5 million of cash. The cash provided by or used for operating activities generally approximates our net income adjusted for non-cash items and changes in operating assets and liabilities.

For the nine months ended September 30, 2011, our net income adjusted for non-cash items was $195.1 million. For the nine months ended September 30, 2011, non-cash items include share-based compensation of $8.0 million, depreciation and amortization of our property, equipment and intangible assets of $4.2 million and amortization of purchased premiums on our marketable securities of $1.2 million. In addition, the net change in our operating assets and liabilities used cash of $29.6 million and resulted from: an increase in accounts receivable of $30.3 million, due to an increase in our quarterly profit-share on net sales of enoxaparin sodium injection; a decrease in unbilled revenue of $2.7 million, resulting from decreased reimbursable manufacturing activities for our M356 program; an increase in prepaid expenses and other current assets of $1.2 million, due to advance payments made for non-clinical program studies, the renewal of vendor maintenance agreements, and an increase in interest accrued on our available for sale marketable securities; a decrease in restricted cash of $1.8 million due to the expiration of a letter of credit related to our facility lease; a decrease in accounts payable of $1.8 million, primarily due to the timing of manufacturing activities for our M356 program and the timing of payments to vendors for purchases of laboratory equipment; an increase in accrued expenses of $0.9 million resulting from an increase in accrued royalties related to our profit-share on net sales of enoxaparin sodium injection; and a decrease in deferred revenue of $1.6 million, due to the amortization of the $13.6 million equity premium paid by Novartis Pharma AG in connection with the 2006 Sandoz Collaboration.

For the nine months ended September 30, 2010, our net income adjusted for non-cash items was $14.0 million. In addition, the net change in our operating assets and liabilities used cash of $46.5 million and resulted from: an increase in accounts receivable of $44.2 million, due to the quarterly profit-share for sales of enoxaparin sodium injection; a decrease in unbilled revenue of $2.9 million, resulting from decreased reimbursable commercial activities for our M356 program as well as decreased reimbursable activities for our enoxaparin sodium injection program; an increase in prepaid expenses and other current assets of $0.8 million, due to the timing of payroll tax related disbursements; a decrease in accounts payable of $2.0 million, primarily due to the timing of commercial activities for our M356 program; and a decrease in deferred revenue of $2.3 million, principally due to the amortization of the $13.6 million equity premium paid by Novartis Pharma AG in connection with the 2006 Sandoz Collaboration.

During the nine months ended September 30, 2011, our investing activities used cash of $199.2 million. In the first nine months of 2011, we used $423.6 million of cash to purchase marketable securities and we received $236.9 million from maturities of marketable securities. Additionally, in the first nine months of 2011, we paid Parivid a $6.7 million as consideration for the completion and satisfaction of a milestone related to our enoxaparin sodium injection developed technology. During the nine months ended September 30, 2010, our investing activities provided cash of $36.9 million. In the first nine months of 2010, we received $86.1 million from maturities of marketable securities and we used $48.1 million of cash to purchase marketable securities. During the nine months ended September 30, 2011 and 2010, we used $5.8 million and $1.1 million, respectively, to purchase laboratory equipment and leasehold improvements.

During the nine months ended September 30, 2011, financing activities provided cash of $3.5 million. During the nine months ended September 30, 2011, we received net proceeds of $4.9 million from stock option exercises and purchases of common shares through our employee stock purchase plan. These proceeds were offset by principal payments of $1.2 million on our capital lease agreement obligations and $0.3 million on financed leasehold improvements related to our corporate facility. During the nine months ended September 30, 2010, financing activities provided cash of $4.3 million. During the nine months ended September 30, 2010, we received net proceeds of $6.3 million from stock option exercises and purchases of common shares through our employee stock purchase plan. These proceeds were offset by principal payments of $1.4 million on our capital lease agreement obligations and $0.5 million on financed leasehold improvements related to our corporate facility.

We expect to generate U.S. taxable income during the year ending December 31, 2011, and as a result, will utilize substantially all of our available net operating loss carryforwards to offset this income. Accordingly, we will carry minimal net operating loss carryforwards into 2012 to offset future net taxable income, if any, and may be required to pay income taxes, based on the amount of earned taxable income.

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations including royalties payable to third parties, and capital and operating lease obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2010 have not materially changed since we filed that report.

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

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2011, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.                                                           Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II. OTHER INFORMATION

Item 1.                                                           Legal Proceedings

In August 2008, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against us, Sandoz and Novartis AG in the United Stated Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleges infringement by us, Sandoz and Novartis AG of Orange Book patents owned by Yeda and licensed by Teva and seeks monetary, injunctive and declaratory relief. In November 2008, we and Sandoz each filed responsive pleadings denying the allegations of infringement, setting forth affirmative defenses based on invalidity, non-infringement and inequitable conduct and counterclaims seeking declaratory relief that the patent rights of Teva and Yeda pertaining to M356 are either not infringed, invalid or unenforceable. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against the us and Sandoz. In April 2011, Teva filed a motion for summary judgment of no inequitable conduct. In June 2011, the court denied Teva’s motion and granted a bench trial, which occurred in July 2011, to hear the issue of inequitable conduct only. The trial on the remaining issues occurred in September 2011 in the consolidated case. There is no defined timeframe for the court to issue a decision.

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

In September 2011, we sued Watson Pharmaceuticals Inc. (“Watson”), Amphastar Pharmaceuticals Inc. (“Amphastar”) and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar) in the United States District Court for the District of Massachusetts for infringement of two of our patents.  Also in September, 2011, we filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar, Watson and International Medical Systems, Ltd. from selling their enoxaparin sodium product in the United States.  In October 2011, the court granted our motion for a preliminary injunction and entered an order enjoining prevent Amphastar, Watson and International Medical Systems, Ltd. from advertising, offering for sale or selling their enoxaparin sodium product in the United States until the conclusion of a trial on the merits and required us and Sandoz to post a security bond of $100 million by November 13, 2011 to maintain the preliminary injunction.  Amphastar, Watson and International Medical Systems, Ltd. filed a notice to appeal the decision on October 28, 2011, an emergency motion to dissolve or stay the preliminary injunction on November 2, 2011 and a motion to dismiss or transfer on November 3, 2011.

While we intend to vigorously defend these suits and prosecute our claims and counterclaims, and we believe that we can ultimately prove our case in court, each of these litigations could last a number of years. As a result, these litigations could significantly delay, impair or prevent our ability to commercialize M356 and our business could be materially harmed. Litigation involves many risks and uncertainties, and there is no assurance that Novartis AG, Sandoz or we will prevail in any lawsuit.

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

Risks Relating to our Business

We have incurred a cumulative loss since inception. If we do not continue to generate significant revenue, we may not remain profitable, and marketing of another generic Lovenox product will significantly affect our revenue.

We have incurred significant losses since our inception in May 2001. At September 30, 2011, our accumulated deficit was $102.1 million. We may incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. To remain profitable, we must continue to receive significant revenue, including from the sales by Sandoz of enoxaparin sodium injection. Although our first four quarters of enoxaparin sodium injection-related revenue was significant throughout that period, Sandoz paid us 45% of the contractual profits from the sale of enoxaparin sodium injection.  In October 2011, Sandoz confirmed that an authorized generic version of Lovenox had launched, and, as a result, under the 2003 Sandoz Collaboration Agreement, Sandoz will now pay us a royalty of 10% - 12% on its net sales of enoxaparin sodium injection until the contractual profits from those sales reach $135.0 million, or a pro-rated portion thereof, at which time, provided no other third party is marketing a Lovenox Equivalent Product, Sandoz will be obligated to pay us 45% of the contractual profits.  This will result in a revenue decline to us.  In September 2011, Watson announced that Amphastar’s ANDA for generic Lovenox had received FDA approval.  When and if Watson and Amphastar, or another third party, begins marketing their generic product Sandoz will be obligated to pay us a royalty of 10% - 12% on its net sales of enoxaparin sodium injection and our revenue will significantly decline. In addition, we must successfully develop and obtain regulatory approval for our other drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long term-profitability.

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

Our near-term ability to generate revenue and our future success, in large part, depends on the continued successful commercialization of enoxaparin sodium injection. This success further depends, in large part, on Sandoz’s continued success in manufacturing and commercializing the product, maintaining market share and competing with Lovenox brand competition as well as other generic competition. In September 2011, Watson announced that Amphastar’s ANDA for generic Lovenox had received FDA approval.  In October 2011, Sandoz confirmed that an authorized generic version of Lovenox had been launched.  Additional generic competition will likely lead to a loss of market share and a significant decline in Sandoz pricing, resulting in a significant decline in revenue to us. If our commercialization of enoxaparin sodium injection does not continue to be successful, we may have to curtail our product development programs and our business would be materially harmed.

If other generic versions of Lovenox are successfully commercialized, our business would suffer due to a substantial change in the revenue we receive from Sandoz under our collaboration agreement.

In October 2011, Sandoz confirmed that an authorized generic version of Lovenox had been launched. As a result, under the 2003 Sandoz Collaboration Agreement, Sandoz is no longer obligated to pay us a profit share of 45% of contractual profits and instead will pay us a royalty of 10% - 12% on its net sales of enoxaparin sodium injection until the contractual profits from those sales reach $135.0 million, or a pro-rated portion thereof, at which time the profit share will resume.  In September 2011, Amphastar’s ANDA for enoxaparin received FDA approval.  In addition, Teva and Hospira have each submitted ANDAs for generic versions of Lovenox with the FDA, and other third parties may seek approval to market generic versions of Lovenox in the United States.  When and if another competitor begins to market another generic Lovenox, we will shift to receiving only a royalty for sales of enoxaparin sodium injection.   Therefore, going forward, the financial returns to us from the sale of our enoxaparin sodium injection will be significantly less. In addition, the resulting market price for our enoxaparin sodium injection product will be lower and we may lose significant market share for our enoxaparin sodium injection. Consequently, our revenue from enoxaparin sodium injection will be reduced and, as a result, our business, including our near-term financial results and our ability to fund future discovery and development programs, may suffer.

If our patent litigation against Amphastar or Teva related to enoxaparin sodium injection is not successful, third parties may be able to commercialize a generic Lovenox product, and our business may be materially harmed.

In September 2011, following approval of the ANDA filed by Amphastar for enoxaparin, we sued Watson, Amphastar and International Medical Systems, Ltd. in the United States District Court for the District of Massachusetts for infringement of two of our patents that cover innovative methods of producing enoxaparin sodium which assure that the commercial product meets standards for identity and quality.  Although the court granted our motion for preliminary injunction enjoining Watson, Amphastar and International Medical Systems, Ltd. from marketing a generic Lovenox product, Watson, Amphastar and International Medical Systems, Ltd. filed a notice to appeal the decision and an emergency motion to dissolve or stay the preliminary injunction.  If we are not successful in this patent litigation, Watson and/or Amphastar may be able to commercialize a generic Lovenox in the near term. Under these circumstances, the resulting market price for our enoxaparin sodium injection product may be lower, we may lose significant market share for enoxaparin sodium injection, and significantly less favorable economic terms for us under the 2003 Sandoz Collaboration would be triggered. Consequently, our revenue would be significantly reduced and our business, including our near-term financial results and our ability to fund future discovery and development programs, may suffer.

In December 2010, we sued Teva in the United States District Court for the District of Massachusetts for infringement of our two patents that cover the innovative methods of producing enoxaparin sodium. If we are not successful in this patent litigation, and if Teva receives marketing approval, it will be able to commercialize a generic Lovenox. Under these circumstances, the resulting market price for our enoxaparin sodium injection product may be lower, we may lose significant market share for enoxaparin sodium injection, and significantly less favorable economic terms for us under the 2003 Sandoz Collaboration would be triggered. Consequently, our revenue would be reduced and our business, including our near-term financial results and our ability to fund future discovery and development programs, may suffer.

If efforts by Sanofi-Aventis or others to limit or prevent the use of our enoxaparin sodium injection product are successful, our business may suffer.

In February 2003, Sanofi-Aventis filed a Citizen Petition with the FDA requesting that the FDA withhold approval of any ANDA for a generic version of Lovenox until and unless the FDA determines that the manufacturing process used by the generic applicant is equivalent to the process used to make Lovenox, or until the generic applicant demonstrates through clinical trials that its product is equally safe and effective as Lovenox. The Citizen Petition also requested that the FDA require the generic product to contain a specific molecular structure. In July 2010, the FDA denied Sanofi-Aventis’ Citizen Petition and approved the ANDA filed by Sandoz for enoxaparin sodium injection. In July 2010, Sanofi-Aventis filed a lawsuit in the United States District Court for the District of Columbia against the FDA, Margaret A. Hamburg, Commissioner of Food and Drugs, and Kathleen Sebelius, Secretary of Health and Human Services. The complaint alleged, among other things, that FDA’s approval of the ANDA filed by Sandoz was arbitrary and capricious and exceeded FDA’s statutory authority by requiring additional data for the purpose of demonstrating the safety or effectiveness of a generic version of Lovenox and departing from its own precedent governing the approval of generic drugs that have not been fully characterized. In December 2010, Sanofi-Aventis filed a motion for summary judgment seeking a reversal of the FDA approval and the defendants have each filed responses opposing the motion and filed cross-motions seeking to affirm the approval of Sandoz’s ANDA for enoxaparin sodium injection. A hearing has been scheduled for December 2011.

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

Our patent litigation with Teva, the manufacturer of Copaxone, may cause delays and additional expense in the commercialization of M356. If we are not successful in commercializing M356 or are significantly delayed in doing so, our business may be materially harmed.

In August 2008, Teva and related entities sued Sandoz, Novartis AG and us for patent infringement related to four of the seven Orange Book patents listed for Copaxone in the United States District Court for the Southern District of New York. We and Sandoz Inc. asserted defenses of non-infringement, invalidity and unenforceability and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone and in October 2010, the court consolidated the Mylan case with the case against us and Sandoz. In April 2011, Teva filed a motion for summary judgment of no inequitable conduct. In June, 2011, the court denied Teva’s motion and granted a bench trial, which occurred in July 2011, to hear the issue of inequitable conduct only. The trial on the remaining issues occurred in September 2011 in the consolidated case. There is no defined timeframe for the court to issue a decision.

In a separate lawsuit, in December 2009, Teva and related entities sued Sandoz, Novartis AG and us for patent infringement related to certain non-Orange Book patents. We and Sandoz filed a motion to dismiss this case, and a motion to stay litigation pending resolution of the motion to dismiss. Both motions were opposed by Teva and are pending.

These lawsuits could significantly delay, impair or prevent our ability to commercialize M356, our second major generic product candidate. Litigation involves many risks and uncertainties, and there is no assurance that Sandoz or we will prevail in any lawsuit with Teva. In addition, Teva has significant resources and any litigation with Teva could last a number of years, potentially delaying or prohibiting the commercialization of M356. If we are not successful in commercializing M356 or are significantly delayed in doing so, our business may be materially harmed.

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

As of September 30, 2011, we had cash, cash equivalents and marketable securities totaling $308.0 million and accounts receivable of $84.7 million. For the nine months ended September 30, 2011, we had a net income of $181.6 million and cash provided by operating activities of $165.5 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development. Our future capital requirements may vary depending on the following:

•                  the rate of sales of enoxaparin sodium injection;

•                  if Sanofi-Aventis is able to obtain an injunction blocking sales of enoxaparin sodium injection;

•                  a decision is issued in favor of Teva in its patent litigation matters against us;

•                  the advancement of our product candidates and other development programs, including the timing and costs of obtaining regulatory approvals;

•                  the timing of FDA approval of the products of our competitors, such as Teva’s generic Lovenox product candidate;

•                  the cost of litigation, including with Teva relating to Copaxone, that is not otherwise covered by our collaboration agreement, or potential patent litigation with others, as well as any damages, including possibly treble damages, that may be owed to third parties should we be unsuccessful in such litigation;

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

•                 Marketing and/or launch of other companies’ generic versions of Lovenox or Copaxone;

•                 litigation involving our company or our general industry or both, including litigation pertaining to the launch of our, our collaborative partners’ or our competitors’ products;

•                 a decision in favor of or against Amphastar and Watson in the current patent litigation matters, or a settlement related to any case;

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

*  submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, and (iv) Notes to Unaudited, Condensed Consolidated Financial Statements.

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
Date: November 8, 2011
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2011

	By:	/s/ Richard P. Shea
Richard P. Shea, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)