Form 10-K
period 2011-12-31
MOMENTA PHARMACEUTICALS INC
filed 2012-02-28
CIK 1235010

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting shares of Common Stock held by non-affiliates of the registrant on June 30, 2011, based on $19.46 per share, the last reported sale price of Common Stock on the Nasdaq Global Market on that date, was $968,908,632.

         As of February 15, 2012, the registrant had 51,334,554 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the information required by Part III of Form 10-K will appear in the registrant's definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Stockholders and are hereby incorporated by reference into this report.

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

 PART I

Item 1.    BUSINESS

The Company

        We are a biotechnology company specializing in the structural characterization, process engineering and biologic systems analysis of complex molecules, such as polysaccharides, polypeptides, and biologics (including proteins and antibodies). Our initial technology was built on the ability to characterize complex polysaccharides. Over the last decade, we have expanded our expertise into technologies that enable us to develop a diversified product portfolio of complex generic, follow-on biologic, and novel therapeutics. Our business strategy has been to develop both generic and novel therapeutics, and we are working with collaborative partners to develop and commercialize our complex generics and follow-on biologics. This strategy was validated by the marketing approval and commercial launch of enoxaparin sodium injection, a generic version of Lovenox®, in July 2010. Since its launch through December 31, 2011, we have recorded enoxaparin sodium injection product revenues totaling $357 million, driven primarily by its initial status as a sole generic. We believe that our scientific capabilities, engineering approaches, intellectual property and regulatory strategies, and unique business model position us to develop and commercialize competitively differentiated products in our target areas of complex generics, follow-on biologics and novel therapeutics.

Our Technology

        Our goal is to understand multi-dimensional complex mixtures and biological networks in order to create well-controlled manufacturing processes for products and unique approaches to targeting system biologies. We believe this provides us a competitive advantage in developing complex generics, follow-on biologics and novel therapeutics.

        The first step in our approach is to gain a detailed understanding of the complex system we are studying. To do this, we deconstruct complex mixtures and biological networks and define the key attributes that can uniquely and unambiguously characterize relevant properties about the system. Key elements include use of existing and proprietary analytical technologies to measure the key attributes to ensure thorough and sufficient characterization, use of reagents, enzymes, labeling agents, and other tools to specifically and precisely understand and modify structural attributes of complex product candidates, and use of bioinformatics approaches that support the choice of analytics and enable predictive modeling of complex systems to assist in the characterization process.

        The second step in our approach is to use the characterization information we have generated to engineer a well-controlled manufacturing process to ensure we can reliably produce complex mixture products. Key elements include mapping the elements of the system in which these products function to the manufacturing process—this includes defining the structure-process relationships and development of process controls derived from our characterization analytics.

        The third step in our approach is to apply our tools to biological systems. Most in-vitro and in-vivo biological assays are a result of a complex set of molecular interactions, and in using our tools we believe we can develop unique approaches to target biological systems. Key elements include use of advanced existing and proprietary analytics to develop a thorough understanding of targeted biological systems and thereby develop our product candidates.

        It is the combination of these tools that enables us to thoroughly characterize complex polysaccharide, polypeptide and protein products. While a similar integrated analytical approach is applied across these different product categories, we develop a unique characterization toolkit for each specific complex molecule.

Commercial, Development and Research Programs

        Our complex generic programs target marketed products that were originally approved by the U.S. Food and Drug Administration, or FDA, as New Drug Applications, or NDAs. Therefore, we were able to access the existing generic regulatory pathway and submit Abbreviated New Drug Applications, or ANDAs, for these products. Our first commercial product, enoxaparin sodium injection, which we developed and commercialized in collaboration with Sandoz, an affiliate of Novartis AG, received FDA marketing approval in July 2010 as a generic version of Lovenox. Lovenox is a complex mixture of polysaccharide chains derived from naturally sourced heparin which is used to prevent and treat deep vein thrombosis, or DVT, and to support the treatment of acute coronary syndromes, or ACS. The enoxaparin ANDA submitted by our collaborative partner Sandoz was the first ANDA for a generic Lovenox to be approved by FDA, validating our novel approaches to the structural characterization, process engineering and biologic systems analysis of complex molecules such as Lovenox. From

July 2010 through early October 2011, the enoxaparin marketed by Sandoz was the sole generic version of Lovenox, and consequently, under the terms of our collaborative agreement with Sandoz, we earned a substantial profit share on Sandoz' net sales of enoxaparin. In developing our enoxaparin product, we filed for patent protection for certain of our enoxaparin-related technology and we have sought, and continue to seek, to enforce our issued patents.

        Our second complex generic product candidate, M356, is designed to be a generic version of Copaxone® (glatiramer acetate injection), a drug that is indicated for the reduction of the frequency of relapses in patients with Relapsing-Remitting Multiple Sclerosis, or RRMS. Copaxone consists of a synthetic mixture of polypeptide chains. With M356, we extended our core polysaccharide characterization and process engineering capabilities to develop capabilities for the structural characterization, process engineering and biologic systems analysis of this complex polypeptide mixture. We are also collaborating with Sandoz to develop and commercialize M356, and the Sandoz ANDA for M356 is currently under FDA review. In our development of M356 we filed for patent protection for certain of our M356-related technology, and if necessary, we may seek to enforce issued patents relating to our M356 product.

        Our follow-on biologics (FOBs) program is targeted toward developing biosimilar and interchangeable versions of marketed biologic therapeutics. In March 2010, an abbreviated regulatory process was codified in Section 351(k) of the Patient Protection and Affordable Care Act of 2010. This new pathway opens the market for biosimilar and interchangeable versions of a broad array of biologic therapeutics, including antibodies, cytokines, fusion proteins, hormones and blood factors. Forecasters predict a rapidly growing multi-billion dollar global market for these products. Most of these biologic therapeutics are complex mixtures, and for several years we have been investing in novel approaches to the structural characterization, process engineering and analysis of biologic systems. In February 2012, FDA released three documents containing their preliminary guidelines for applications under the Section 351(k) pathway. These guidelines confirmed that FDA will use a totality-of-the-evidence approach that puts a substantial emphasis on extensive structural and functional characterization in evaluating biosimilar products for approval. We believe the FDA guidances provide a framework for our follow-on biologics strategy. Our goal is to engineer biologic therapeutics that will show minimal structural or functional differences from the reference brand product, thereby justifying a more selective and targeted approach to non-clinical and/or human clinical testing to support demonstration of biosimilarity and interchangeability. In December 2011, we entered into a global collaboration with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, which we refer to collectively as Baxter, to develop and commercialize up to six follow-on biologics. Baxter is an established healthcare company with global product development, manufacturing and commercial capabilities.

        Our novel therapeutics program leverages the capabilities and expertise built during the development of our complex generics and FOB programs to address unmet clinical needs. Our most advanced efforts have been in the area of polysaccharide mixtures. M402, our novel polysaccharide-based drug candidate, is in development as a potential anti-cancer agent that targets over five different key biological mechanisms involved in cancer progression and metastasis. Our other polysaccharide-based drug candidate, adomiparin, has been engineered to possess what we believe will be an improved therapeutic profile compared with other currently marketed anticoagulants to support the treatment of ACS. We will not move forward with further clinical trials of adomiparin unless we have a partner for that program. In addition to these two development candidates, we are also seeking to discover and develop additional novel drugs based either on the polysaccharide-based platform or on a biologics, or proteins and monoclonal antibody, platform. We have built significant capabilities in biological characterization and engineering of proteins through our FOB platform that allow us to create unique and novel formulations of protein and antibody drug compositions for specific disease indications. To add to these capabilities, in December 2011, we acquired selected assets of Virdante

Pharmaceuticals, Inc. relating to "sialic switch" technology. Sialic acid is a type of sugar modification on selected proteins that is understood to regulate specific biological functions of these proteins. These assets add to our core ability to modify and engineer protein backbones to precisely regulate biological networks and develop novel biologic product candidates.

Product Programs—Complex Generic and Follow-On Biologics

Enoxaparin sodium injection—Generic Lovenox

        Enoxaparin sodium injection, our first product to receive marketing approval under an ANDA, is a generic version of Lovenox. Lovenox is a complex drug consisting of a mixture of polysaccharide chains and is a widely-prescribed low molecular weight heparin, or LMWH, used for the prevention and treatment of DVT and to support the treatment of ACS. Lovenox is distributed worldwide by Sanofi-Aventis U.S. LLC, or Sanofi-Aventis, and is also known outside the United States as Clexane® and Klexane®.

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

        In 2003, we entered into a collaboration with Sandoz N.V. and Sandoz Inc., affiliates of Novartis AG, which we refer to as the 2003 Sandoz Collaboration. Sandoz N.V. later assigned its rights and obligations under the 2003 Sandoz Collaboration to Sandoz AG, and we refer to Sandoz AG and Sandoz Inc. together as Sandoz. Under the 2003 Sandoz Collaboration, we and Sandoz agreed to exclusively develop, manufacture and commercialize enoxaparin sodium injection in the United States.

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

  Regulatory Matters

        Sandoz submitted ANDAs in its name to the FDA for enoxaparin sodium injection in syringe and vial forms, seeking approval to market enoxaparin sodium injection in the United States. The ANDA for the syringe form of enoxaparin sodium injection was approved in July 2010 and the ANDA for the vial form of enoxaparin sodium injection was approved in December 2011.

  Commercial Market

        In 2011, the U.S. enoxaparin market reached an estimated total of $2 billion in sales. Sanofi reported $883 million (€633million) in sales of Lovenox in the United States in 2011. Sandoz reported $1.0 billion in sales of enoxaparin sodium injection in the United States in 2011. Pursuant to the 2003 Sandoz Collaboration, Sandoz is responsible for commercialization and distribution of enoxaparin sodium injection.

  Legal Matters

        In July 2010, Sanofi-Aventis filed a lawsuit in the United States District Court for the District of Columbia against the FDA, Margaret A. Hamburg, Commissioner of Food and Drugs, and Kathleen Sebelius, Secretary of Health and Human Services. The complaint alleged, among other things, that the FDA's approval of the ANDA filed by Sandoz for enoxaparin sodium injection was arbitrary and capricious and exceeded FDA's statutory authority by requiring additional data for the purpose of demonstrating the safety or effectiveness of a generic version of Lovenox and departing from its own precedent governing the approval of generic drugs that have not been fully characterized. The lawsuit sought, among other things, a temporary restraining order and preliminary injunction directing the FDA to suspend and withdraw its approval of the ANDA filed by Sandoz for enoxaparin sodium injection. In August 2010, the court denied the motion for a temporary restraining order and preliminary injunction. In December 2010, Sanofi-Aventis filed a motion for summary judgment seeking a reversal of the FDA approval. The defendants filed responses opposing the motion and cross-motions seeking to affirm the approval of Sandoz's ANDA. In February 2012, the court denied Sanofi's motion for summary judgment and granted the defendants' cross-motions for summary judgment.

        In December 2010, we sued Teva Pharmaceutical Industries Ltd., or Teva, in the United States District Court for the District of Massachusetts for infringement of two of our patents. The patents claim methods of producing enoxaparin having specified quality attributes. We will continue to prosecute this case and enforce our patents.

        In September 2011, we and Sandoz sued Amphastar Pharmaceuticals, Inc., or Amphastar, Watson Pharmaceuticals, Inc., or Watson, and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar) in the United States District Court for the District of Massachusetts for infringement of two of our patents. Also in September, 2011, we filed a request for a temporary restraining order and preliminary injunction to prevent Watson, Amphastar and International Medical Systems, Ltd. from selling their enoxaparin sodium product in the United States. In October 2011, the court granted our motion for a preliminary injunction and entered an order enjoining Watson, Amphastar and International Medical Systems, Ltd. from advertising, offering for sale or selling their enoxaparin sodium product in the United States until the conclusion of a trial on the merits and requiring us and Sandoz to post a security bond of $100 million in connection with the litigation. Watson, Amphastar and International Medical Systems, Ltd. appealed the decision to the Court of Appeals for the Federal Circuit, and in January 2012, the Court of Appeals stayed the preliminary injunction, pending a decision on appeal. We will continue to pursue our claims in the District Court and we have confidence in the strength of our patents.

M356—Generic Copaxone

        M356 is designed to be a generic version of Copaxone, also known as glatiramer acetate, a complex drug consisting of a mixture of polypeptide chains. Copaxone is indicated for reduction of the frequency of relapses in patients with RRMS, a chronic disease of the central nervous system characterized by inflammation and neurodegeneration.

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

  Regulatory Matters

        In December 2007, our collaborative partner, Sandoz, submitted to the FDA an ANDA in its name seeking approval to market M356 in the United States containing a Paragraph IV certification. This is a certification by the ANDA applicant that the patent relating to the drug product that is the subject of the ANDA is invalid or unenforceable or will not be infringed. In July 2008, the FDA notified Sandoz that it had accepted the ANDA for review as of December 27, 2007. In addition, the FDA's published database indicates that the first substantially complete ANDA submitted for glatiramer acetate injection containing a Paragraph IV certification was filed on December 27, 2007, making Sandoz's ANDA eligible for the grant of a 180-day generic exclusivity period upon approval. Under applicable laws, there are a number of ways an ANDA applicant may forfeit its 180-day exclusivity, including if the applicant fails to achieve at least tentative approval within 30 months after the date on which the ANDA is filed. Because tentative approval for the M356 ANDA was not received in the specified 30 months, the 180-day exclusivity period will be forfeited unless the exception to the forfeiture rule applies. We will not know whether the exception applies unless and until the FDA approves the ANDA.

        The review of Sandoz's ANDA is ongoing. We and Sandoz are in regular communication with the FDA to address any additional questions or requests that it may have as it continues the review of Sandoz's application.

  Potential Commercial Market

        In North America, Copaxone is marketed by Teva Neuroscience, Inc., which is a subsidiary of Teva. In Europe, Copaxone is marketed by Teva and Sanofi-Aventis. Teva reported worldwide sales of Copaxone of approximately $3.6 billion in 2011, with approximately 79%, or $2.8 billion, from the United States.

  Legal Matters

        Subsequent to FDA's acceptance of the ANDA for review, in August 2008, Teva and related entities sued Sandoz, Novartis AG and us in the United States District Court for the Southern District of New York for patent infringement related to four of the seven Orange Book patents listed for Copaxone. The court subsequently dismissed all claims in the case against Sandoz International GmbH and Novartis AG, the foreign affiliates of Sandoz. We and Sandoz asserted defenses of non-infringement, invalidity and unenforceability and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone and in October 2010, the court consolidated the Mylan case with the case against us and Sandoz. A trial was held in two phases: in July 2011 on the issue relating to inequitable conduct and in September 2011 for the remaining issues in the consolidated case. Post-trial briefs have been filed and a decision is pending.

        In a separate lawsuit, in December 2009, Teva and related entities sued Sandoz, Novartis AG and us for patent infringement related to certain non-Orange Book patents titled "Copolymer 1 related polypeptides for use as molecular weight markers and for therapeutic use". We and Sandoz filed a motion to dismiss, and a motion to stay litigation pending resolution of the motion to dismiss. Both motions were opposed by Teva and are pending. The court subsequently dismissed all claims in the case against Sandoz International GmbH and Novartis AG, the foreign affiliates of Sandoz. There is no defined timeline for the court to rule in either suit.

Follow-On Biologics (FOBs) Program

  Description of Our Program

        We are also applying our technology platform to the development of FOBs, including both interchangeable biologics (or biosimilars designated by FDA to be interchangeable) and biosimilar versions of marketed therapeutic proteins. Therapeutic proteins represent a sizable segment of the U.S. drug industry, with sales expected to be approximately $60 billion in 2012. Given the inadequacies of standard technology, many of these therapeutic proteins have not been thoroughly characterized. Most of these products are complex glycoprotein mixtures, consisting of proteins that contain branched sugars that vary from molecule to molecule. These sugars can impart specific biological properties to the therapeutic protein and can often comprise a significant portion of the mass of the molecule. In addition to the structural characterization of several marketed therapeutic proteins, we are also advancing our structure-process capabilities as we further define the relationship between aspects of the manufacturing process and the structural composition of the final protein product. We believe that our investment in our analytics and characterization technology coupled with our investment in the science of better understanding the relationship of the biologic manufacturing process to structural composition provides us with the opportunity develop a competitive advantage for our future FOB product candidates.

        In December 2011, we and Baxter entered into a Development, License and Option Agreement, or the Baxter Agreement, under which we agreed to collaborate, on a world-wide basis, on the development and commercialization of up to six follow-on biologic products. The Baxter Agreement became effective in February 2012.

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

        In December 2011, the FDA released its proposed biosimilar user fee program which includes a fee-based meeting process for consultation between applicants and the division of FDA responsible for reviewing biosimilar and interchangeable biologics applications under the new approval pathway. It contemplates well-defined meetings where the applicant can propose and submit analytic, physicochemical and biologic characterization data along with a proposed development plan. The proposed development plan may have a reduced scope of clinical development based on the nature and extent of the characterization data. There are defined time periods for meetings and written advice. In February 2012, the FDA published draft guidance documents for the development and registration of biosimilars and interchangeable biologics. The draft guidance documents indicate that the FDA will consider the totality of the evidence developed by an applicant in determining the nature and extent of the development, non-clinical and clinical requirements for a biosimilar or interchangeable biologic product.

        The new law is complex and is only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning will be subject to uncertainty for years to come.

Product Candidates—Novel Drugs

Overview

        Our novel drug research and development program uses the established characterization and process engineering capabilities from our complex generic and FOB programs—with a focus on cell surface polysaccharides and therapeutic proteins.

M402

        M402 is a novel polysaccharide-based product candidate and is engineered to have potent anti-cancer properties and low anticoagulant activity. Polysaccharide-based compounds like heparin are complex molecules present in the tumor microenvironment which present growth factors, cytokines, and chemokines necessary for tumor cell growth, migration and survival. M402 is designed to exploit this biology by binding to and down regulating multiple factors involved in disease progression and metastasis. Data from multiple preclinical studies have shown that M402 has the potential to modulate angiogenesis and tumor progression and metastasis through a variety of polysaccharide-based-binding proteins.

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

Adomiparin

        Our other novel drug candidate, adomiparin, has been engineered to possess what we believe will be an improved therapeutic profile compared with other currently marketed anticoagulants to support the treatment of ACS. We will not move forward with further clinical trials of adomiparin unless we have a partner for the program.

Discovery Program

        We believe our core analytical tools enable new insights into exploring the biology of many diseases, which will lead to an enhanced understanding of the relative role of different biological targets and related cell-to-cell signaling pathways. Many complex diseases are a result of multiple biological phenomenon that have been offset. Our goal is to leverage the multi-targeting nature of complex mixture molecules to develop novel therapeutics which we could positively affect multiple pathways in a disease. Our core technology platform enables us to map the critical nodes that regulate complex diseases and then use the appropriate collection of "drugs"—whether polysaccharides, proteins, peptides or monoclonal antibodies—to target the appropriate nodes simultaneously. This unique approach, while early, opens up the range of diseases that can be targeted.

Research and Development Expenses

        Research and development expenses consist of costs incurred in identifying, developing and testing our product programs. These expenses consist primarily of salaries and related expenses for personnel, license fees, consulting fees, contract research and manufacturing, and the costs of laboratory equipment and facilities. Research and development expense for 2011 was $64.7 million, compared with $51.7 million in 2010 and $60.6 million in 2009.

Collaborations, Licenses and Asset Purchases

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

        In July 2010, Sandoz began the commercial sale of enoxaparin sodium injection. The profit-share or royalties Sandoz is obligated to pay us under the 2003 Sandoz Collaboration differ depending on whether (i) there are no third-party competitors marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), (ii) a Lovenox-Equivalent Product is being marketed by Sanofi-Aventis, which distributes the brand name Lovenox, or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, or (iii) there is one or more third-party competitors which is not Sanofi-Aventis marketing a Lovenox-Equivalent Product. Until October 2011, no third-party competitors were marketing a Lovenox-Equivalent Product; therefore, Sandoz paid us 45% of the contractual profits from the sale of enoxaparin sodium injection. In October 2011, Sandoz confirmed that an authorized generic Lovenox-Equivalent Product was being marketed, which meant that Sandoz was obligated to pay us a royalty on its net sales of enoxaparin sodium until the contractual profits from those net sales in a product year (July 1—June 30) reached a certain threshold, which was achieved in December 2011, and then a profit share, which occurred late in the fourth quarter of 2011. Additionally, in October 2011, FDA approved the ANDA for the enoxaparin product of Amphastar and Watson. In January 2012, following the Court of Appeals for the Federal Circuit granting a stay of the preliminary injunction previously issued against them by the U.S. District Court, Watson announced that they and Amphastar intended to launch their enoxaparin product. Sandoz confirmed to us that the Amphastar/Watson product has been marketed as of the end of January 2012. Consequently, in each product year, Sandoz is obligated to pay us a royalty on net sales, which for net sales up to a pre-defined sales threshold is payable at a 10% rate, and for net sales above the sales threshold, increases to 12%.

        Certain development and legal expenses may reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz. Any product liability costs and certain other expenses arising from patent litigation may also reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz, but only up to 50% of these amounts due to us from Sandoz each quarter. Our contractual share of these development and legal expenses is subject to an annual adjustment in each of the next four years, but we do not expect the amount of any future payment due to the annual adjustment to be material.

        The collaboration is governed by a joint steering committee and a joint project team, each consisting of an equal number of Sandoz and Momenta representatives. Most decisions must be made unanimously, with Sandoz collectively having one vote and Momenta having one vote. Sandoz has the sole authority to determine the price at which it sells enoxaparin sodium injection.

        We and Sandoz will indemnify each other for losses resulting from the indemnifying party's misrepresentation or breach of its obligations under the agreement. We will indemnify Sandoz if we actually misappropriate the know-how or trade secrets of a third party. Sandoz will indemnify us and our collaborators involved in the enoxaparin program for any losses resulting from any litigation by third parties, including any product liability claims with respect to enoxaparin sodium injection and any other claims relating to the development and commercialization of enoxaparin sodium injection. To the extent that any losses result from a third-party claim for which we are obligated to indemnify Sandoz, Sandoz will have no obligation to indemnify us. After the expiration or termination of the agreement, these indemnification obligations will continue with respect to claims that arise before or after the termination of the agreement due to activities that occurred before or during the term of the agreement.

        Unless terminated earlier, the agreement will expire upon the last sale of enoxaparin sodium injection by or on behalf of Sandoz in the United States. Either party may terminate the collaboration relationship for material uncured breaches or certain events of bankruptcy or insolvency by the other. Sandoz may also terminate the agreement if the product or the market lacks commercial viability, if new laws or regulations are passed or court decisions rendered that substantially diminish our legal avenues for redress, or, in multiple cases, if certain costs exceed mutually agreed upon limits. If Sandoz terminates the agreement (except due to our uncured breach) or if we terminate the agreement due to an uncured breach by Sandoz, we will be granted an exclusive license under certain intellectual property of Sandoz to develop and commercialize injectable enoxaparin in the United States and our obligation to indemnify Sandoz will survive with respect to claims that arise due to our exclusive development or commercialization of injectable enoxaparin after the term of the agreement. In the event of a termination by Sandoz due to the incurrence of costs beyond the agreed upon limits, we must pay certain royalties to Sandoz on our net sales of injectable enoxaparin. If Sandoz terminates the agreement due to our uncured breach, Sandoz retains the exclusive right to develop and commercialize injectable enoxaparin in the United States. Sandoz's profit sharing, royalty and milestone payment obligations survive and Sandoz's obligation to indemnify us will survive with respect to claims that arise due to Sandoz's exclusive development or commercialization of injectable enoxaparin after the term of the agreement. In addition, if Sandoz terminates the agreement due to our uncured breach, Sandoz would retain its rights of first refusal outside the United States.

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

Baxter

        In December 2011, we and Baxter entered into the Baxter Agreement under which we agreed to collaborate, on a world-wide basis, on the development and commercialization of two follow-on biologic products. In addition, Baxter has the right to select up to four additional follow-on biologic products to be included in the collaboration. The Baxter Agreement became effective on February 13, 2012, following expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as amended.

        Under the terms of the Baxter Agreement, Baxter agreed to pay us:

  •
  an upfront payment of $33 million;

  •
  technical and development milestone payments totaling up to $91 million across the six product candidates;

  •
  regulatory milestones totaling up to $300 million, on a sliding scale, across the six product candidates where, based on the products' regulatory application, there is a significant reduction in the scope of the clinical trial program required for regulatory approval;

  •
  option payments totaling $28 million for the exercise of the options with respect to the additional four product candidates, and payments of $5 million each for extensions of the period during which such additional products may be named; and

  •
  royalties on net sales of licensed products worldwide, with a base royalty rate in the high single digits with the potential for significant tiered increases based on the number of competitors, the interchangeability of the product, and the sales tier for each product. The maximum royalty with all potential increases would be slightly more than double the base royalty.

        Costs, including development costs, payments to third parties for intellectual property licenses, and expenses for legal proceedings, including the patent exchange process pursuant to the Biologics Price Competition and Innovation Act of 2009, will be borne by the parties in varying proportions, depending on the type of expense and the stage of development. We have the option to participate, at our discretion, in a cost and profit share arrangement for the four additional products up to 30%. If the profit share is elected, the royalties payable would be reduced by up to nearly half. Absent a cost share arrangement, we will generally be responsible for research and process development costs prior to the effective date of an Investigational New Drug, or IND, exempton, or its equivalent or waiver or regulatory authority authorization to dose humans, subject to certain restrictions as outlined in the Baxter Agreement. The cost of in-human clinical trials, manufacturing in accordance with current good manufacturing practices, or cGMP, and commercialization will be borne by Baxter.

        Under the Baxter Agreement, each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all therapeutic indications. In addition, we have agreed, for a period commencing six months following the effective date and ending on the earlier of three years from the effective date of the Baxter Agreement (subject to certain limited time extensions, as provided in the Baxter Agreement) or the selection of the four additional products, to notify Baxter of bona fide offers from third parties to develop or commercialize a follow-on biologic product that could be an additional product candidate. Following such notification, if Baxter does not select such proposed product or products for inclusion in the collaboration, we have the right to develop, manufacture, and commercialize such product or products on our own or with a third party. We also agreed to provide Baxter with a right of first negotiation with respect to collaborating in the development of a competing product for a period of three years following the effectiveness of an IND exemption or waiver or regulatory authority authorization to dose humans, subject to certain restrictions as outlined in the Baxter Agreement. Following the third anniversary of the effective date of the Baxter Agreement (subject to certain limited time extensions, as provided in the Baxter Agreement), we may develop, on our own or with a third party, any FOB products not named under the Baxter Agreement, subject to certain restrictions as more fully described in the Baxter Agreement.

        The collaboration is governed by a joint steering committee, consisting of an equal number of members from us and Baxter, to oversee and manage the development and commercialization of products under the collaboration.

        The term of the collaboration shall continue throughout the development and commercialization of the products, on a product-by-product and country-by-country basis, until there is no remaining payment obligation with respect to a product in the relevant territory, unless earlier terminated by either party pursuant to the terms of the Baxter Agreement.

        The Baxter Agreement may be terminated:

  •
  by either party for breach by or bankruptcy of the other party;

  •
  by us in the event Baxter elects to terminate the Baxter Agreement with respect to both of the initial two products within a certain time period;

  •
  by Baxter for its convenience; or

  •
  by us in the event Baxter does not exercise commercially reasonable efforts to commercialize a product in the United States or other specified countries, provided, that we also have certain rights to directly commercialize such product, as opposed to terminating the Baxter Agreement, in event of such a breach by Baxter.

Massachusetts Institute of Technology

        We have two patent license agreements with the Massachusetts Institute of Technology, or M.I.T., granting us various exclusive and nonexclusive worldwide licenses, with the right to grant sublicenses, under certain patents and patent applications relating to:

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

        In exchange for the licenses granted in the two agreements, we have paid M.I.T. license issue fees and we pay annual license and maintenance fees ranging, in the aggregate, from $132,500 to $157,500. We are also required to pay M.I.T. royalties on certain products and services covered by the licenses and sold by us or our affiliates or sublicensees, a percentage of certain other income received by us from corporate partners and sublicensees, and certain patent prosecution and maintenance costs. We recorded $157,500, $157,500 and $132,500 as license and maintenance fees in the years ended December 31, 2011, 2010 and 2009, respectively, and $6.6 million and $2.0 million as royalty fees and milestone payments in the years ended December 31, 2011 and 2010, respectively, related to these agreements.

        We are obligated to indemnify M.I.T. and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements, unless the losses result from the indemnified parties' gross negligence or willful misconduct.

        Each agreement expires upon the expiration or abandonment of all patents that issue and are licensed to us by M.I.T. under such agreement. The issued patents include over 30 United States patents and foreign counterparts of some of those. We expect that additional patents will issue from presently pending U.S. and foreign patent applications. Any such patent will have a term of 20 years from the filing date of the underlying application. M.I.T. may terminate either agreement immediately if we cease to carry on our business, if any nonpayment by us is not cured within 60 days of written notice or if we commit a material breach that is not cured within 90 days of written notice. We may terminate either agreement for any reason upon six months' notice to M.I.T., and, under one agreement, we can separately terminate the license under a certain subset of patent rights upon three months' notice.

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

        We license or own a patent portfolio of over 75 patent families, each of which includes United States patent applications and/or issued patents as well as foreign counterparts to certain of the United States patents and patent applications. Our patent portfolio includes issued or pending claims covering:

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

Virdante

        In December 2011, we entered into an asset purchase agreement to acquire the sialic switch assets of Virdante Pharmaceuticals, Inc., including intellectual property and cell lines, relating to the sialylation of intravenous immunoglobulin and other proteins. We paid Virdante $4.5 million in cash at closing and have agreed to pay Virdante up to an aggregate of $51.5 million in additional contingent milestone payments upon achievement of particular development goals for up to three products in the manner and on the terms and conditions set forth in the purchase agreement. The contingent milestone payments are structured to include potential payments related to products based upon the acquired assets as follows: (i) no more than $30 million if certain development and regulatory milestones are achieved for an initial product; (ii) no more than $15 million if certain development and regulatory milestones are achieved for a second product; and (iii) no more than $6.5 million if certain development and regulatory milestones are achieved for a third product if the development milestones for such third product are met within fifteen (15) years of the anniversary of the date of the purchase agreement.

Parivid

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

        The contingent milestone payments are structured to include (i) potential payments of no more than $2.0 million in cash if certain milestones are achieved within two years from the date of the Purchase Agreement, or the Initial Milestones, and (ii) the issuance of up to $9.0 million of our common stock to Parivid if certain other milestones are achieved within fifteen years of the date of the Purchase Agreement.

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

        In July 2011, we entered into an Amendment to the Purchase Agreement where we agreed that a milestone payment would be made in cash rather than through the issuance of our common stock. In August 2011, we paid Parivid $6.7 million in cash, in lieu of stock, pursuant to this Amendment as consideration for the completion and satisfaction of a milestone related to enoxaparin sodium injection developed technology that was achieved in July 2011. We capitalized the payment as developed technology, which is included in intangible assets in the consolidated balance sheet as of December 31, 2011. The developed technology is being amortized over the estimated useful life of the enoxaparin sodium injection developed technology of approximately 10 years.

Manufacturing

        We do not own facilities for manufacturing any products. Although we intend to rely on contract manufacturers, we have personnel with experience in manufacturing, as well as process development, analytical development, quality assurance and quality control. Under the 2003 Sandoz Collaboration and the 2006 Sandoz Collaboration, Sandoz is responsible for commercialization, including manufacturing, of the products covered by those agreements. Under the Baxter Agreement, Baxter is responsible for commercialization, including manufacturing, of the products covered by that agreement.

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

        The starting material for manufacture of M402 and enoxaparin sodium injection is unfractionated heparin, or UFH, including UFH from suppliers who source the materials from China. In 2008, due to the occurrence of adverse events associated with the use of contaminated UFH, there were global recalls, including in the United States, of UFH products. Based on its investigation, the FDA identified a heparin-like contaminant in the implicated UFH products and recommended that manufacturers and suppliers of UFH use additional tests to screen their UFH active pharmaceutical ingredient. As a result of these UFH product recalls and potential future recalls, the United States government has placed certain restrictions, and may decide to place additional restrictions, on the import of raw materials, including UFH. In addition, these restrictions have limited the number of suppliers who are able to provide UFH. Both of these factors could make it difficult for us to obtain our starting material, could increase costs significantly or make these materials unavailable.

Sales, Marketing and Distribution

        We do not currently have any sales, marketing and distribution capabilities, nor do we currently have any plans to build a sales, marketing and distribution capability to support any of our products. In order to commercialize any products that are not encompassed by the 2003 Sandoz Collaboration, the 2006 Sandoz Collaboration or the Baxter Agreement, we must either develop a sales, marketing and distribution infrastructure or collaborate with third parties that have sales, marketing and distribution experience, and we will review these options as our other product candidates move closer to commercialization.

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

  •
  clinical studies.

        The FDA has the discretion to determine whether one or more of these elements are necessary. The FDA has not established final guidance on proving similarity or in demonstrating interchangeability and applicants will need to develop appropriate scientific evidence to support their filings. In December 2011, the FDA released its proposed biosimilar user fee program which includes a fee-based meeting process for consultation between applicants and the FDA reviewing division on biosimilar and interchangeable biologics applications under the new approval pathway. It contemplates well-defined meetings where the applicant can propose and submit analytic, physicochemical and biologic characterization data along with a proposed development plan. The proposed development plan may have a reduced scope of clinical development based on the nature and extent of the characterization data. There are defined time periods for meetings and written advice. In February 2012, the FDA published draft guidance documents for the development and registration of biosimilars and interchangeable biologics. The draft guidance documents indicate that the FDA will consider the totality of the evidence developed by an applicant in determining the nature and extent of the development, non-clinical and clinical requirements for a biosimilar or interchangeable biologic product.

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

        The BPCI added new exclusivity provisions for brand biologics along with the creation of a new approval pathway for FOBs. Under the law, the FDA must wait four years after approval of a biologic under a BLA before accepting a filing for a biosimilar version of the brand product, and the FDA cannot approve a biosimilar version of the brand product until 12 years after the brand product was approved under a BLA. In addition, the new legislation redefines the definition of biologic versus drug and, as a result, a number of products that were previously regulated as drugs may now be regulated as biologics. There is a ten year transition period during which applicants can elect regulation as a drug or as a biologic when applications are filed. For example, heparin based products may now have the option of filing for approval as a biologic. This could provide an applicant that elects regulation as a biologic with the longer twelve year period of exclusivity protection as compared to the five year period of exclusivity protection against generic drug competition.

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

        Our enoxaparin sodium injection product faces competition from Sanofi-Aventis, the company currently marketing Lovenox, and faces competition from other companies. In October 2011, through its authorized third-party distributor, Sanofi-Aventis marketed its generic product. In December 2011, Sanofi-Aventis announced its intention to withdraw its competing authorized generic. In January 2012, Watson and Amphastar launched their enoxaparin product. As a result, Sandoz may have to lower its prices for our enoxaparin sodium injection product and we may also lose market share. In addition, Sanofi-Aventis may choose to re-market a generic version of Lovenox itself or through an authorized third-party distributor. In addition, ANDAs have been submitted to the FDA by Teva, Hospira, Inc., and other ANDAs or other regulatory applications may have been submitted or may be submitted in the future.

        In addition, other anticoagulants used in the treatment of DVT and ACS will compete with enoxaparin sodium injection. These competitive products include GlaxoSmithKline plc's Factor Xa inhibitor, Arixtra®, which is approved in the prevention and treatment of several DVT indications, and other LMWH products. We are also aware of other injectable and oral anticoagulant drugs in development for the treatment of DVT, including next-generation LMWHs and several oral Factor Xa or Factor IIa inhibitors that are in clinical trials. The Factor Xa inhibitors include apixaban, which is being developed by Bristol-Myers Squibb Company and rivaroxaban (Xarelto®), which is approved in the U.S. for DVT prophylaxis and the reduction of risk of stroke and systemic embolism in nonvalvular atrial fibrillation. Xarleto® is marketed worldwide by Bayer AG and Johnson & Johnson Pharmaceutical Research & Development, L.L.C. The Factor IIa inhibitors in development include dabigatran etexilate (Pradaxa®), which is currently approved to reduce the risk of stroke and systemic embolism in patients with non-valvular atrial fibrillation and is being further developed by Boehringer Ingelheim GmbH for DVT prophylaxis.

        In the event that we receive approval for, market and sell M356, a generic version of Copaxone, we would face competition from a number of sources, including branded Copaxone, which is marketed by Teva Neuroscience, Inc. in the United States and is co-promoted by Teva Pharmaceutical Industries Ltd. and Sanofi-Aventis in Europe. We could also face competition from other companies if they receive marketing approval for generic versions of Copaxone. While there are no generic versions of Copaxone approved by the FDA to date, ANDAs have been submitted to the FDA by Mylan Inc. and Synthon BV & Synthon Pharmaceuticals, Inc., and other ANDAs or other regulatory applications may have been submitted or may be submitted in the future. In addition, there are other products that currently compete with Copaxone in the United States. These include Rebif (interferon-beta-1a), which is co-promoted by EMD Serono Inc., a subsidiary of Merck Serono, a division of Merck KGaA, and Pfizer Inc. in the U.S. and is marketed by Merck Serono in the European Union; Avonex (interferon beta-1a) and Tysabri (natalizumab) which are both marketed worldwide by Biogen Idec Inc.; Betaseron (interferon-beta-1b), which is marketed by Bayer HealthCare Pharmaceuticals Inc., the U.S. pharmaceuticals affiliate of Bayer Schering Pharma AG, in the United States and is marketed under the name Betaferon by Bayer Schering Pharma, a division of Bayer AG, in the European Union; Extavia (interferon-Beta-1b) and Gilenya™ (fingolimod) which are both marketed by Novartis Pharmaceuticals Corporation in the United States; and Novantrone (mitoxantrone for injection concentrate) marketed by EMD Serono, Inc.

        In addition to the marketed products, a number of companies are working to develop products to treat multiple sclerosis. For example, BG-12, developed by Biogen Idec Inc., an oral compound that is being tested in relapsing multiple sclerosis. Also, Genzyme Corporation is testing Lemtrada (alemtuzumab), a once annual infusion compound, for the treatment of relapsing multiple sclerosis.

        With the approval of the new biosimilar and interchangeable biologic pathway under Section 351(k) of the Public Health Service Act, many companies have announced their intention to develop and commercialize FOBs. Amgen Inc. has announced a collaboration with Watson Pharmaceuticals, Inc., Biogen Inc. has announced a collaboration with Samsung and companies such as Sandoz, Pfizer Inc., Hospira, Merck and Teva have announced intentions to enter the FOB business. Many of these companies are significantly larger than us, have substantially greater financial resources and have significant pre-existing resources to devote to the FOB resources. There has been substantial growth in recent years in the number of generic and pharmaceutical companies looking to develop biosimilar (including potentially interchangeable) versions of protein-based products. Biotechnology and pharmaceutical companies also continue to invest significantly in better understanding their own products or creating improved versions of marketed products. Similarly, our discovery work in oncology faces substantial competition from major pharmaceutical and other biotechnology companies that are actively working on improved and novel therapeutics.

        The field of polysaccharides generally is a growing field with increased competition. However, the capabilities of the field can generally be segmented into those companies using polysaccharides as therapeutics, companies focused on engineering or modifying polysaccharides, including pegylation technologies, and companies focused on analytics. Among those in analytics, we are not aware of others that have similar capabilities for detailed chemical characterization of complex polysaccharides. Procognia Limited's technology is largely focused on analyzing proteins and their glycosylation. In addition, many major pharmaceutical and biotechnology companies such as Amgen Inc. and Biogen Idec Inc. have successfully improved products through sugar modification. Potential competitors with broad glycobiology capabilities include Optimer Pharmaceuticals, Inc., Keryx Pharmaceuticals, Endotis Pharmaceuticals, Merck and Company, Inc. and Pro-Pharmaceuticals, Inc. as well as many private, start-up pharmaceutical organizations. Many of these companies with polysaccharide capabilities are focused on providing services to pharmaceutical companies rather than focused on drug discovery and product development.

Employees

        We believe that our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2011, we had 197 employees, including a total of 61 employees who hold M.D. or Ph.D. degrees. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

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

Company Background and Securities Exchange Act Reports

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

Risks Relating to Our Business

We have incurred a cumulative loss since inception. If we do not continue to generate significant revenue, we may not be profitable.

        We have incurred significant losses since our inception in May 2001. At December 31, 2011, our accumulated deficit was $103.4 million. We may incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our other drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long term-profitability.

        To be profitable, we and our collaborative partners must succeed in developing and commercializing drugs with significant market potential. This will require us and our collaborative partners to be successful in a range of challenging activities: developing product candidates; obtaining regulatory approval for product candidates through either existing or new regulatory approval pathways; clearing allegedly infringing patent rights; enforcing our patent rights; and manufacturing, distributing, marketing and selling products. Our profitability will also be dependent on the entry of competitive products and, if so, whether the entry is before or after the launch of our products. We may never succeed in these activities and may never generate revenues that are significant. We may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to remain profitable would cause the market price of our common stock to decrease and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

Our revenue is dependent on the continued successful manufacture and commercialization of enoxaparin sodium injection, and marketing of another generic Lovenox product may adversely affect our revenue.

        Our near-term ability to generate revenue, in large part, depends on the continued successful commercialization of enoxaparin sodium injection. This further depends, in large part, on Sandoz's continued success in manufacturing and commercializing the product, maintaining market share and competing with Lovenox brand competition as well as other generic competition.

        Although our revenue for the first four quarters of enoxaparin sodium injection sales was significant, Sandoz was paying us 45% of the contractual profits from the sale of enoxaparin sodium injection during that period. In October 2011, Sandoz confirmed that an authorized generic version of Lovenox had launched, and, as a result, under the 2003 Sandoz Collaboration, Sandoz instead paid us a royalty on its net sales of enoxaparin sodium for a significant portion of the fourth quarter of 2011 before reverting to a profit share late in the fourth quarter of 2011. In January 2012, Watson and Amphastar launched their enoxaparin product. As a result, under the 2003 Sandoz Collaboration, rather than paying us a profit share of 45% of contractual profits, Sandoz is now obligated to pay us a royalty on net sales. In each product year, which begins July 1, for net sales up to a pre-defined sales threshold the royalty is payable at a 10% rate, and for net sales above the sales threshold the royalty rate increases to 12%.

        In addition, Teva and Hospira have each submitted ANDAs for generic versions of Lovenox with the FDA, and other third parties may seek approval to market generic versions of Lovenox in the

United States. Additional generic competition would ordinarily lead to a loss of market share as well as a significant decline in pricing.

        The change in Sandoz contractual payment obligations, along with additional generic competition, will cause our revenue from enoxaparin sodium injection to be significantly reduced compared to the period from July 2010 through December 2011 and, as a result, our business, including our near-term financial results and our ability to fund future discovery and development programs, may suffer. We cannot predict the extent to which the additional competition, and any resulting price reductions, will have on the amount of Sandoz' net sales and, consequently, on our future revenue levels.

If our patent litigation against Amphastar or Teva related to enoxaparin sodium injection is not successful, we may be liable for damages. In addition, third parties may be able to commercialize a generic Lovenox product without risk of patent infringement damages, and our business may be materially harmed.

        In September 2011, following approval of the ANDA filed by Amphastar for enoxaparin, we sued Amphastar, Watson and International Medical Systems, Ltd. in the United States District Court for the District of Massachusetts for infringement of two of our patents that cover innovative methods of producing enoxaparin sodium which assure that the commercial product meets standards for identity and quality. Although the court granted our motion for preliminary injunction enjoining Amphastar, Watson and International Medical Systems, Ltd. from marketing a generic Lovenox product, the court required us and Sandoz to post a security bond of $100 million and Amphastar, Watson and International Medical Systems, Ltd. filed a notice to appeal the decision and an emergency motion to dissolve or stay the preliminary injunction. In January 2012, the court of appeals stayed the preliminary injunction. In January 2012, Watson and/or Amphastar began marketing their generic Lovenox. Under these circumstances, the resulting market price for our enoxaparin sodium injection product may be lower, we may lose significant market share for enoxaparin sodium injection, and significantly less favorable economic terms for us under the 2003 Sandoz Collaboration have been triggered. While the patent litigation is continuing in the district court, if we are not successful in the patent case and do not succeed in obtaining injunctive relief, or damages for our lost profits due to infringing sales, our revenue would be irrevocably significantly reduced and our business, including our near-term financial results and our ability to fund future discovery and development programs, may suffer. Furthermore, in the event that we lose the case in the District Court, it is determined that the preliminary injunction was improvidently granted, and Amphastar and Watson are able to prove they suffered damages as a result of the injunction during the period the preliminary injunction was in effect, then we could be liable for such damages for up to $35 million of the security bond.

        In December 2010, we sued Teva in the United States District Court for the District of Massachusetts for infringement of our two patents that cover the innovative methods of producing enoxaparin sodium. If we are not successful in this patent case and do not succeed in obtaining injunctive relief, or damages for our lost profits due to infringing sales, and if Teva receives marketing approval, it will be able to commercialize a generic Lovenox. Under these circumstances, the resulting market price for our enoxaparin sodium injection product may be lower and we may lose significant market share for enoxaparin sodium injection. Consequently, our revenue would be reduced and our business, including our near-term financial results and our ability to fund future discovery and development programs, may suffer.

If efforts by Sanofi-Aventis or others to limit or prevent the use of our enoxaparin sodium injection product are successful, our business may suffer.

        In February 2003, Sanofi-Aventis filed a Citizen Petition with the FDA requesting that the FDA withhold approval of any ANDA for a generic version of Lovenox. In July 2010, the FDA denied Sanofi-Aventis' Citizen Petition and approved the ANDA filed by Sandoz for enoxaparin sodium injection. Sanofi-Aventis then filed a lawsuit in the United States District Court for the District of

Columbia against the FDA, Margaret A. Hamburg, Commissioner of Food and Drugs, and Kathleen Sebelius, Secretary of Health and Human Services. The complaint alleged, among other things, that FDA's approval of the ANDA filed by Sandoz was arbitrary and capricious and exceeded FDA's statutory authority by requiring additional data for the purpose of demonstrating the safety or effectiveness of a generic version of Lovenox and departing from its own precedent governing the approval of generic drugs that have not been fully characterized. In December 2010, Sanofi-Aventis filed a motion for summary judgment seeking a reversal of the FDA approval and the defendants each filed responses opposing the motion and cross-motions seeking to affirm the approval of Sandoz's ANDA for enoxaparin sodium injection. In February 2012, the court denied Sanofi's motion for summary judgment and granted the defendants' cross-motions for summary judgment. Sanofi may decide to appeal that decision.

        If Sanofi-Aventis appeals the decision and is successful in its appeal, approval of the ANDA may be reversed. A reversal may block continued sales of enoxaparin sodium injection, which would materially harm our business.

If efforts by manufacturers of branded products to delay or limit the use of generics or FOBs are successful, our sales of generic and FOB products may suffer.

        Many manufacturers of branded products have increasingly used legislative, regulatory and other means to delay competition from manufacturers of generic drugs and could be expected to use similar tactics to delay competition from FOBs. These efforts have included:

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

  •
  appealing denials of Citizen Petitions in United States federal district courts and seeking injunctive relief to reverse approval of generic drug applications;

  •
  seeking changes to the United States Pharmacopeia, an industry recognized compilation of drug standards;

  •
  pursuing new patents for existing products or processes which could extend patent protection for a number of years or otherwise delay the launch of generic drugs; and

  •
  attaching special patent extension amendments to unrelated federal legislation.

        The FDA's practice is to rule within 180 days on Citizen Petitions that seek to prevent approval of an ANDA if the petition was filed after the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA. If, at the end of the 180-day period, the ANDA is not ready for approval or rejection, then the FDA has typically denied and dismissed the petition without acting on the petition. Teva Neuroscience, Inc. has filed several Citizen Petitions regarding M356, all of which have been denied and dismissed. However, Teva may seek to file future petitions and may also seek reversal of the denial of a Citizen Petition in federal court. Other third parties may also file Citizen Petitions requesting that the FDA adopt specific approval standards for generic products. If the FDA grants future Citizen Petitions, we and Sandoz may be delayed in obtaining, or potentially unable to obtain, approval of the ANDA for M356 which would materially harm our business.

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

        In August 2008, Teva and related entities sued Sandoz, Novartis AG and us for patent infringement in the United States District Court for the Southern District of New York related to four of the seven Orange Book patents listed for Copaxone. We and Sandoz Inc. asserted defenses of non-infringement, invalidity and unenforceability and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone and in October 2010, the court consolidated the Mylan case with the case against us and Sandoz. In April 2011, Teva filed a motion for summary judgment of no inequitable conduct. In June, 2011, the court denied Teva's motion and granted a bench trial, which occurred in July 2011, to hear the issue of inequitable conduct only. The trial on the remaining issues occurred in September 2011 in the consolidated case. Post-trial briefs have been filed and a decision is pending. There is no defined timeframe for the court to issue a decision.

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

        Competition in the biotechnology industry is intense. Brand name products face competition on numerous fronts as technological advances are made or new products are introduced. As new products are approved that compete with the reference brand product to our generic product and generic or biosimilar product candidates, including Lovenox or Copaxone, sales of the reference brand products may be significantly and adversely impacted and may render the reference brand product obsolete. If the market for the reference brand product is impacted, we in turn may lose significant market share or market potential for our generic or biosimilar products and product candidates, and the value for our generic or biosimilar pipeline could be negatively impacted. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.

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

        As of December 31, 2011, we had cash, cash equivalents and marketable securities totaling $348.4 million and accounts receivable of $28.2 million. For the year ended December 31, 2011, we had a net income of $180.4 million and cash provided by operating activities of $213.7 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development. Our future capital requirements may vary depending on the following:

  •
  the rate of sales of enoxaparin sodium injection;

  •
  a decision is issued in favor of Teva in its patent litigation matters against us;

  •
  the advancement of our product candidates and other development programs, including the timing and costs of obtaining regulatory approvals;

  •
  the timing of FDA approval of the products of our competitors;

  •
  the cost of litigation, including with Amphastar and Watson relating to enoxaparin, that is not otherwise covered by our collaboration agreement, or potential patent litigation with others, as well as any damages, including possibly treble damages, that may be owed to third parties should we be unsuccessful in such litigation;

  •
  the ability to enter into strategic collaborations;

  •
  the continued progress in our research and development programs, including completion of our preclinical studies and clinical trials;

  •
  the potential acquisition and in-licensing of other technologies, products or assets; and

  •
  the cost of manufacturing, marketing and sales activities, if any.

        We expect to finance our current and planned operating requirements principally through our current cash, cash equivalents and marketable securities. We believe that these funds will be sufficient to meet our operating requirements through at least 2014. We may seek additional funding in the future and intend to do so through collaborative arrangements and public or private equity and debt financings. Any additional capital raised through the sale of equity may dilute existing investors' percentage ownership of our common stock. Capital raised through debt financing would require us to make periodic interest payments and may impose potentially restrictive covenants on the conduct of our business. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.

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

        As we advance our product candidates through the development process, we will need to expand our development, regulatory, manufacturing, quality, distribution, sales and marketing capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other organizations. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. For example, some jurisdictions, such as the District of Columbia, have imposed licensing requirements for sales representatives. In addition, the District of Columbia and the Commonwealth of Massachusetts, as well as the Federal government by way of the Sunshine Act provisions of the Patient Protection and Affordable Care Act of 2010, have established reporting requirements that would require public reporting of consulting and research fees to health care professionals. Because the reporting requirements vary in each jurisdiction, compliance will be complex and expensive and may create barriers to entering the commercialization phase. The need to build new systems as part of our growth could place a strain on our administrative and operational infrastructure. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Such requirements may also impact our opportunities to collaborate with physicians at academic research centers as new restrictions on academic-industry relationships are put in place. In the past, collaborations between academia and industry have led to important new innovations, but the new laws may have an effect on these activities. While we cannot predict whether any legislative or regulatory changes will have negative or positive effects, they could have a material adverse effect on our business, financial condition and potential profitability.

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

Although health care reform legislation that establishes a regulatory pathway for the approval by the FDA of follow-on biologics has recently been enacted, the standards for determining sameness or similarity for follow-on biologics are only just being implemented by the FDA. Therefore, substantial uncertainty remains about the potential value our proprietary technology platform can offer to FOB development programs.

        The regulatory climate in the United States for follow-on versions of biologic and complex protein products remains uncertain, even following the recent enactment of legislation establishing a regulatory pathway for the approval of follow-on biologics. The new pathway contemplates approval of two categories of follow-on biologic products: (1) biosimilar products, which are highly similar to the existing brand product, notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences from the brand product and (2) interchangeable products, which in addition to being biosimilar can produce the same clinical result in any given patient without an increase in risk due to switching from the brand product. Only interchangeable biosimilar products would be considered interchangeable at the retail pharmacy level. The new legislation authorizes but does not require the FDA to establish standards or criteria for determining biosimilarity and interchangeability, and also authorizes the FDA to use its discretion to determine the nature and extent of product characterization, non-clinical testing and clinical testing on a product-by-product basis. Our competitive advantage in this area will depend on our success in demonstrating to the FDA that our analytics and protein engineering platform technology provides a level of scientific assurance that facilitates determinations of interchangeability, reduces the need for expensive clinical or other testing, and raises the scientific quality requirements for our competitors to demonstrate that their products are highly similar to a brand product. Our ability to succeed will depend in part on our ability to invest in new programs and develop data in a timeframe that enables the FDA to consider our approach as the agency begins to implement the new law. In addition, the FDA will likely require significant new resources and expertise to review biosimilar applications, and the timeliness of the review and approval of our future applications could be adversely affected if there were a decline or even limited growth in FDA funding.

        The new regulatory pathway also creates a number of additional obstacles to the approval and launch of biosimilar and interchangeable products, including:

  •
  an obligation of the applicant to share, in confidence, the information in its abbreviated pathway application with the brand company's and patent owner's counsel as a condition to using the new patent clearance process;

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

If our preclinical studies and clinical trials for our development candidates, including M402, are not successful, we will not be able to obtain regulatory approval for commercial sale of our novel or improved drug candidates.

        To obtain regulatory approval for the commercial sale of our novel drug candidates, we are required to demonstrate through preclinical studies and clinical trials that our drug development candidates are safe and effective. Preclinical studies and clinical trials of new development candidates are lengthy and expensive and the historical failure rate for development candidates is high.

        A failure of one or more of our preclinical studies or clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize M402 or our other drug candidates, including:

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

        The results from preclinical studies of a development candidate may not predict the results that will be obtained in human clinical trials. If we are required by regulatory authorities to conduct additional clinical trials or other testing of M402 or our other product candidates that we did not anticipate, if we are unable to successfully complete our clinical trials or other tests, or if the results of these trials are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for our drug candidates or we may not be able to obtain marketing approval at all. Our product development costs will also increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products. If any of these events occur, our business will be materially harmed.

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

        The Medicare Modernization Act of 2003, or MMA, changed the way Medicare covers and reimburses for pharmaceutical products. The legislation introduced a new reimbursement methodology based on average sales prices for drugs that are used in hospital settings or under the direct supervision of a physician and, starting in 2006, expanded Medicare coverage for drug purchases by the elderly. In addition, the MMA requires the creation of formularies for self-administered drugs, and provides authority for limiting the number of drugs that will be covered in any therapeutic class and provides for plan sponsors to negotiate prices with manufacturers and suppliers of covered drugs. As a result of the MMA and the expansion of federal coverage of drug products, we expect continuing pressure to contain and reduce costs of pharmaceutical products. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for our products and could materially adversely affect our operating results and overall financial condition. While the MMA generally applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement policies, and any reduction in coverage or payment that results from the MMA may result in a similar reduction in coverage or payments from private payors.

        Furthermore, health care reform legislation was enacted in 2010 that could significantly change the U.S. health care system and the reimbursement of products. A primary goal of the law is to reduce or limit the growth of health care costs, which could change the market for pharmaceuticals and biological products.

        The law contains provisions that will affect companies in the pharmaceutical industry and other healthcare-related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include an increase to the mandatory rebates for drugs sold into the Medicaid program, an extension of the rebate requirement to drugs used in risk-based Medicaid managed care plans, an extension of mandatory discounts for drug products sold to certain critical access hospitals, cancer hospitals and other covered entities, and discounts and fees applicable to brand-name drugs. Although many of these provisions may not apply directly to us, they may change business practices in our industry and, assuming our products are approved for commercial sale, such changes could adversely impact our profitability.

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

        In some foreign countries, particularly the countries of the European Union, the pricing and/or reimbursement of prescription pharmaceuticals are subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

        Our research and development involves, and may in the future involve, the use of hazardous materials and chemicals and certain radioactive materials and related equipment. For the years ended December 31, 2011, 2010 and 2009, we spent approximately $52,000, $57,000 and $125,000, respectively, in order to comply with environmental and waste disposal regulations. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Insurance may not provide adequate coverage against potential liabilities and we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

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

        Assuming the other requirements for patentability are met, currently, in the United States, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. In March 2013, the United States will transition to a first inventor to file system in which, assuming the other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent. We may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter parties review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

Our Baxter Agreement is important to our business. If we or Baxter fail to adequately perform under the Agreement, or if we or Baxter terminate all or a portion of the Agreement, the development and commercialization of some of our FOB candidates would be delayed or terminated and our business would be adversely affected.

        The Baxter Agreement may be terminated:

  •
  by either party for breach by the other party (in whole or on a product by product or country-by-country basis);

  •
  by either party for bankruptcy of the other party;

  •
  by us in the event Baxter elects to terminate the Baxter Agreement with respect to both of the initial two products within a certain time period;

  •
  by Baxter for its convenience (in whole or on a product by product basis);

  •
  by us in the event Baxter does not exercise commercially reasonable efforts to commercialize a product in the United States or other specified countries, provided, that we also have certain rights to directly commercialize such product, as opposed to terminating the Baxter Agreement, in event of such a breach by Baxter; or

  •
  by either party in the event there is a condition constituting force majeure for more than a certain consecutive number of days.

        If the Baxter Agreement were terminated by Baxter for convenience or if Baxter elects to terminate the Baxter Agreement with respect to both of the initial two products in the specified time frame or if we terminate the Baxter Agreement for breach by Baxter, while we would have the right to research, develop, manufacture or commercialize the terminated products or license a third party to do so, we would need to expand our internal capabilities or enter into another collaboration, which could cause significant delays that could prevent us from commercializing our FOB candidates. In addition, we may need to seek additional financing to support the research, development and commercialization of the terminated products or alternatively we may decide to discontinue the terminated products, which could have a material adverse effect on our business. If Baxter terminates the Baxter Agreement due to our uncured breach, Baxter would retain the exclusive right to commercialize the terminated products on a world-wide basis, subject to certain payment obligations to us as outlined in the Agreement. In addition, depending upon the timing of the termination, we would no longer have any influence over or input into the clinical development strategy or/and the commercialization strategy or/and the legal strategy of the products in the territory.

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

  •
  Marketing and/or launch of other companies' generic versions of Lovenox or Copaxone;

  •
  litigation involving our company or our general industry or both, including litigation pertaining to the launch of our, our collaborative partners' or our competitors' products;

  •
  a decision in favor of or against Amphastar and Watson in the current patent litigation matters, or a settlement related to any case;

  •
  adverse FDA decisions regarding the development requirements for one or our FOB development candidates or failure of our other product applications to meet the requirements for regulatory review and/or approval;

  •
  results or delays in our or our competitors' clinical trials or regulatory filings;

  •
  failure to demonstrate therapeutic equivalence, biosimilarity or interchangeability with respect to our technology-enabled generic product candidates or FOBs;

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

Item 2.    PROPERTIES

        As of February 1, 2012, pursuant to our sublease agreements, we lease a total of approximately 147,075 square feet of office and laboratory space in Cambridge, Massachusetts:

Property Location	Approximate Square Footage	Use	Lease Expiration Date
675 West Kendall Street Cambridge, Massachusetts 02142	78,500	Laboratory and Office	04/30/2015
*320 Bent Street Cambridge, Massachusetts 02141	68,575	Laboratory and Office	07/15/2013

	147,075

*
Short-term sublease for overflow space.

Item 3.    LEGAL PROCEEDINGS

        In August 2008, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against us, Sandoz and Novartis AG in the United Stated Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleges infringement by us, Sandoz and Novartis AG of Orange Book patents owned by Yeda and licensed by Teva and seeks monetary, injunctive and declaratory relief. In November 2008, we and Sandoz each filed responsive pleadings denying the allegations of infringement, setting forth affirmative defenses based on invalidity, non-infringement and inequitable conduct and counterclaims seeking declaratory relief that the patent rights of Teva and Yeda pertaining to M356 are either not infringed, invalid or unenforceable. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against us and Sandoz. In April 2011, Teva filed a motion for summary judgment of no inequitable conduct. In June 2011, the court denied Teva's motion and granted a bench trial, which occurred in July 2011, to hear the issue of inequitable conduct only. The trial on the remaining issues occurred in September 2011 in the consolidated case. Post-trial briefs have been filed and a decision is pending. There is no defined timeframe for the court to issue a decision.

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

        While we have vigorously defended these suits, a delay in a final judgment could significantly delay, impair or prevent our ability to commercialize M356 and our business could be materially harmed. Litigation involves many risks and uncertainties, and there is no assurance that Novartis AG, Sandoz or we will prevail in either lawsuit.

        In September 2011, we sued Amphastar Pharmaceuticals Inc. ("Amphastar"), Watson Pharmaceuticals Inc. ("Watson"), and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar) in the United States District Court for the District of Massachusetts for infringement of two of our patents. Also in September, 2011, we filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar, Watson and International Medical Systems, Ltd. from selling their enoxaparin sodium product in the United States. In October 2011, the court granted our motion for a preliminary injunction and entered an order enjoining prevent Amphastar, Watson and International Medical Systems, Ltd. from advertising, offering for sale or selling their enoxaparin sodium product in the United States until the conclusion of a trial on the merits and required us and Sandoz to post a security bond of $100 million. Amphastar, Watson and International Medical Systems, Ltd. appealed the decision to the Court of Appeals for the Federal Circuit, and in January 2012 the Court of Appeals stayed the preliminary injunction pending a decision on appeal. In the event that we lose the case at the District Court, it is determined that the preliminary injunction was improvidently granted and Amphastar and Watson are able to prove they suffered damages as a result of the injunction during the period the preliminary injunction was in effect, we could be liable for such damages up to $35 million of the security bond.

        While we intend to vigorously prosecute this action against Watson and Amphastar, and we believe that we can ultimately prove our case in court, this suit could last a number of years. As a result, absent preliminary injunctive relief, recovery of lost profits and damages could await a final judgment after an appeal of a district court decision. Litigation involves many risks and uncertainties, and there is no assurance that we or Sandoz will prevail in this patent enforcement suit.

Item 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded publicly on the NASDAQ Global Market under the symbol "MNTA." The following table sets forth the high and low sale prices of our common stock for the periods indicated, as reported on the NASDAQ Global Market:

Quarter ended	High	Low
March 31, 2010	$16.45	$12.10
June 30, 2010	15.30	10.77
September 30, 2010	26.20	11.23
December 31, 2010	17.66	13.53
March 31, 2011	17.40	12.32
June 30, 2011	20.70	15.24
September 30, 2011	21.00	10.15
December 31, 2011	18.20	10.77

Holders

        On February 15, 2012, the approximate number of holders of record of our common stock was 40.

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

Stock Performance Graph

        The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2006 through December 31, 2011, in each of (i) our common stock, (ii) The NASDAQ Composite Index and (iii) The NASDAQ Biotechnology Index (capitalization weighted).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Momenta Pharmaceuticals, Inc., The NASDAQ Composite Index,
and The NASDAQ Biotechnology Index

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Momenta Pharmaceuticals, Inc.	$100.00	$45.39	$73.74	$80.10	$95.17	$110.55
The NASDAQ Composite Index	$100.00	$110.26	$65.65	$95.19	$112.10	$110.81
The NASDAQ Biotechnology Index	$100.00	$102.53	$96.57	$110.05	$117.19	$125.54

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

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data set forth below with respect to our statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the balance sheet data as of December 31, 2011 and 2010 are derived from our audited financial statements included in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008 and 2007 are derived from our audited financial statements, which are not included herein. Historical results are not necessarily indicative of future results. See the notes to the consolidated financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net income (loss) per share. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found at "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report on Form 10-K.

Momenta Pharmaceuticals, Inc.
Selected Financial Data

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share information)
Statements of Operations Data:
Collaboration revenue:
Product revenue	$270,473	$96,625	$—	$—	$—
Research and development revenue	12,595	20,147	20,249	14,570	21,561

Total collaboration revenue	283,068	116,772	20,249	14,570	21,561

Operating expenses:
Research and development	64,657	51,712	60,612	55,301	69,899
General and administrative	38,710	28,595	23,800	24,591	28,219

Total operating expenses	103,367	80,307	84,412	79,892	98,118

Operating income (loss)	179,701	36,465	(64,163)	(65,322)	(76,557)
Interest income	746	176	825	3,483	8,484
Interest expense	(91)	(329)	(570)	(798)	(808)
Other income (expense)	—	978	(104)	—	—

Net income (loss)	$180,356	$37,290	$(64,012)	$(62,637)	$(68,881)

Net income (loss) per share:
Basic	$3.62	$0.84	$(1.60)	$(1.74)	$(1.93)

Diluted	$3.55	$0.81	$(1.60)	$(1.74)	$(1.93)

Shares used in calculating earnings per share:
Basic	49,852	44,626	40,056	35,960	35,639

Diluted	50,823	45,942	40,056	35,960	35,639

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$49,245	$100,681	$21,934	$55,070	$33,038
Marketable securities	299,193	52,078	73,716	53,461	102,899
Working capital	383,393	196,650	85,753	93,483	125,293
Total assets	420,909	227,569	118,451	132,201	168,298
Total long-term obligations	1,803	3,814	7,949	13,604	7,971
Total liabilities	17,831	21,466	24,289	32,696	40,758
Accumulated deficit	(103,403)	(283,759)	(321,049)	(257,037)	(194,400)
Total stockholders' equity	403,078	206,103	94,162	99,505	127,540

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

Business Overview

        We are a biotechnology company specializing in the structural characterization, process engineering and biologic systems analysis of complex molecules, including polysaccharides, polypeptides, and proteins. Our initial technology was built on the ability to characterize complex polysaccharides. Over the last decade, we have expanded our expertise into technologies that enable us to develop a diversified product portfolio of complex generic, follow-on biologic, and novel therapeutics. Our business strategy has been to develop both generic and novel therapeutics, and we are working with collaborative partners to develop and commercialize our complex generics and follow-on biologics. This strategy was validated by the marketing approval and commercial launch of enoxaparin sodium injection, a generic version of Lovenox® in July 2010. Since its launch through December 31, 2011, we have recorded enoxaparin product revenues totaling $357 million, driven primarily by its initial status as a sole generic. We believe that our scientific capabilities, engineering approaches, intellectual property and regulatory strategies, and unique business model positions us to develop and commercialize competitively differentiated products in our target areas of complex generics, follow-on biologics and novel therapeutics.

        Our complex generic programs target marketed products that were originally approved by the U.S. Food and Drug Administration, or FDA, as New Drug Applications, or NDAs. Therefore, we were able to access the existing generic regulatory pathway and submit Abbreviated New Drug Applications, or ANDAs, for these products. Our first commercial product, enoxaparin sodium injection, which we developed and commercialized in collaboration with Sandoz, an affiliate of Novartis AG, received FDA marketing approval in July 2010 as a generic version of Lovenox. Lovenox is a complex mixture of polysaccharide chains derived from naturally sourced heparin which is used to prevent and treat deep vein thrombosis, or DVT, and to support the treatment of acute coronary syndromes, or ACS. The enoxaparin ANDA submitted by our collaborative partner Sandoz was the first ANDA for a generic Lovenox to be approved by FDA, validating our novel approaches to the structural characterization, process engineering and biologic systems analysis of complex molecules such as Lovenox. Following its approval of the enoxaparin ANDA, FDA issued a document that detailed the five scientific criteria it applied to determine that the ANDA met the statutory requirements for approval of an interchangeable generic drug. From July 2010 through early October 2011, the enoxaparin marketed by Sandoz was the sole generic version of Lovenox, and consequently, under the terms of our collaborative agreement with Sandoz, we earned a substantial profit share on Sandoz' net sales of enoxaparin. In developing our enoxaparin product, we filed for patent protection for certain of our enoxaparin-related technology and we have sought, and continue to seek to enforce our issued patents.

        Our second complex generic product candidate, M356, is designed to be a generic version of Copaxone® (glatiramer acetate injection), a drug that is indicated for the reduction of the frequency of relapses in patients with Relapsing-Remitting Multiple Sclerosis, or RRMS. Copaxone consists of a synthetic mixture of polypeptide chains. With M356, we extended our core polysaccharide characterization and process engineering capabilities to develop capabilities for the structural characterization, process engineering and biologic systems analysis of this complex polypeptide mixture. We are also collaborating with Sandoz to develop and commercialize M356, and the Sandoz ANDA for M356 is currently under FDA review. In our development of M356 we filed for patent protection for certain of our M356-related technology, and if necessary, we may seek to enforce issued patents relating to our M356 product.

        Our follow-on biologics (FOBs) program is targeted toward developing biosimilar and interchangeable versions of marketed biologic therapeutics. In March 2010, an abbreviated regulatory process was codified in Section 351(k) of the Patient Protection and Affordable Care Act of 2010. This new pathway opens the market for biosimilar and interchangeable versions of a broad array of biologic therapeutics, including antibodies, cytokines, fusion proteins, hormones and blood factors. Forecasters predict a rapidly growing multi-billion dollar global market for these products. Most of these biologic therapeutics are complex mixtures, and for several years we have been investing in novel approaches to the structural characterization, process engineering and analysis of biologic systems. In February 2012, FDA released three documents containing their preliminary guidelines for applications under the Section 351(k) pathway. These guidelines confirmed that FDA will use a totality-of-the-evidence approach that puts a substantial emphasis on extensive structural and functional characterization in evaluating biosimilar products for approval. We believe the FDA guidances provide a framework for our follow-on biologics strategy. Our goal is to engineer biologic therapeutics that will show minimal structural or functional differences from the reference brand product, thereby justifying a more selective and targeted approach to non-clinical and/or human clinical testing to support demonstration of biosimilarity and interchangeability.

        Our novel therapeutics program leverages the capabilities and expertise built during the development of our complex generics and FOB program to address unmet clinical needs. Our most advanced efforts have been in the area of polysaccharide mixtures. M402, our novel polysaccharide-based drug candidate, is in development as a potential anti-cancer agent that targets over five different key biological mechanisms involved in cancer progression and metastasis. Our other polysaccharide-based drug candidate, adomiparin, has been engineered to possess what we believe will be an improved therapeutic profile compared with other currently marketed anticoagulants to support the treatment of ACS. We will not move forward with further clinical trials of adomiparin unless we have a partner for the program. We are also seeking to discover and develop additional novel drugs based either on the polysaccharide-based platform or on a biologics, or proteins and monoclonal antibody, platform. We have built significant capabilities in biological characterization and engineering of proteins through our FOB platform that allow us to create unique and novel formulations of protein and antibody drug compositions for specific disease indications. To add to these capabilities, in December 2011, we acquired selected assets of Virdante Pharmaceuticals, Inc. relating to "sialic switch" technology. Sialic acid is a type of sugar modification on selected proteins that is understood to regulate specific biological functions of these proteins. These assets add to our core ability to modify and engineer protein backbones to precisely regulate biological networks and develop novel biologic product candidates.

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

        Prior to the launch of enoxaparin sodium injection, our revenue had been derived from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration and primarily consisted of amounts earned by us for reimbursement by Sandoz of research and development services and development costs for certain programs. In July 2010, Sandoz began the commercial sale of enoxaparin sodium injection. The profit-share or royalties Sandoz is obligated to pay us under the 2003 Sandoz Collaboration differ depending on whether (i) there are no third-party competitors marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), (ii) a Lovenox-Equivalent Product is being marketed by Sanofi-Aventis, which distributes the brand name Lovenox, or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, or (iii) there is one or more third-party competitors which is not Sanofi-Aventis marketing a Lovenox-Equivalent Product. Until October 2011, no third-party competitors were marketing a Lovenox-Equivalent Product; therefore, Sandoz paid us 45% of the contractual profits from the sale of enoxaparin sodium injection. In October 2011, Sandoz confirmed that an authorized generic Lovenox-Equivalent Product was being marketed, which meant that Sandoz was obligated to pay us a royalty on its net sales of enoxaparin sodium until the contractual profits from those net sales in a product year (July 1—June 30) reached a certain threshold, which was achieved in December 2011, and then a profit share, which occurred in late December 2011. Additionally, in October 2011, FDA approved the ANDA for the enoxaparin product of Watson Pharmaceuticals, Inc., or Waston, and Amphastar Pharmaceuticals, Inc. or Amphastar. In January 2012, following the Court of Appeals for the Federal Circuit granting a stay of the preliminary injunction previously issued against them by the U.S. District Court, Watson announced that they and Amphastar intended to launch their enoxaparin product. Consequently, in each product year, for net sales up to a pre-defined sales threshold, Sandoz is obligated to pay us a royalty on net sales, which is payable at a 10% rate, and for net sales above the sales threshold, increases to 12%.

        Certain development and legal expenses may reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz. Any product liability costs and certain other expenses arising from patent litigation may also reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz, but only up to 50% of these amounts due to us from Sandoz each quarter. Our contractual share of these development and legal expenses is subject to an annual adjustment in each of the next four years, but the amount of any future payment due to the annual adjustment is not expected to be material.

        In December 2011, we entered into a global collaboration with Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, collectively Baxter, to develop and commercialize up to six FOBs, which became effective in February 2012. Baxter is an established healthcare company with global product development, manufacturing and commercial capabilities. To accelerate efforts in the FOB space and address this growing global market, we expect to significantly increase the headcount and related operating expenses dedicated to our FOB program in 2012 and 2013. We expect that the increase in operating expenses will be offset in future years by revenues from option fees and milestone payments under the Baxter collaborative agreement, subject to achievement of technical criteria.

        As of December 31, 2011, we had an accumulated deficit of $103.4 million. To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. In the second half of 2010, we began to derive revenue from our profit share on the commercial sale of enoxaparin sodium injection. Due to the launch of a competitor's enoxaparin sodium injection product in January 2012, our product revenue will decrease. Depending on the future outcome of enoxaparin litigation, we may incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenue to maintain profitability.

Financial Operations Overview

Years Ended December 31, 2011, 2010 and 2009

Collaboration Revenue

        Collaboration revenue for 2011 was $283.1 million, compared with $116.8 million for 2010 and $20.2 million for 2009.

        Collaboration revenue is summarized as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Collaboration revenues:
Product revenue:
Profit share/royalty revenue	$260,473	$96,625	$—
Commercial milestone revenue	10,000	—	—

Total product revenue	270,473	96,625	—

Research and development revenue:
Regulatory milestone revenue	—	5,000	—
Research and development revenue	12,595	15,147	20,249

Total research and development revenue	12,595	20,147	20,249

Total collaboration revenue	$283,068	$116,772	$20,249

        Profit share/royalty revenue includes revenue earned from Sandoz on sales of enoxaparin sodium injection following its commercial launch in July 2010. The profit-share or royalties Sandoz is obligated to pay us under the 2003 Sandoz Collaboration differ depending on whether (i) there are no third-party competitors marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), (ii) a Lovenox-Equivalent Product is being marketed by Sanofi-Aventis, which distributes the brand name Lovenox, or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, or (iii) there is one or more third-party competitors which is not Sanofi-Aventis marketing a Lovenox-Equivalent Product. Until October 2011, no third-party competitors were marketing a Lovenox-Equivalent Product; therefore, Sandoz paid us 45% of the contractual profits from the sale of enoxaparin sodium injection. In October 2011, Sandoz confirmed that an authorized generic Lovenox-Equivalent Product was being marketed, which meant that Sandoz was obligated to pay us a royalty on its net sales of enoxaparin sodium until the contractual profits from those net sales in a product year (July 1-June 30) reached a certain threshold, which was achieved in December 2011 and then a profit share, which occurred in late December 2011. Additionally, in October 2011, FDA approved the ANDA for the enoxaparin product of Watson and Amphastar. In January 2012, following the Court of Appeals for the Federal Circuit granting a stay of the preliminary injunction previously issued against them by the U.S. District Court, Watson announced that they and Amphastar intended to launch their enoxaparin product. Consequently, in each product year, for net sales up to a pre-defined sales threshold, Sandoz is obligated to pay us a royalty on net sales, which is payable at a 10% rate, and for net sales above the sales threshold, increases to 12%.

        For the year ended December 31, 2011, we recorded revenue of $10.0 million due to the achievement of a commercial milestone under the 2003 Sandoz Collaboration as a result of enoxaparin sodium injection reaching the one-year anniversary from launch as the sole generic on the market.

        Research and development revenue for the periods shown consists of amounts earned by us under the 2003 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs, and amounts earned by us under the 2006 Sandoz Collaboration for amortization of the equity premium, reimbursement of research and development services and reimbursement of development costs. For the year ended December 31, 2010, we recorded revenue of $5.0 million due to the achievement of a regulatory milestone under the 2003 Sandoz Collaboration related to FDA's approval of the enoxaparin sodium injection ANDA.

        There are a number of factors that make it difficult for us to predict the magnitude of future enoxaparin sodium injection product revenue, including the impact of generic competition on the Sandoz market share; the pricing of products that compete with enoxaparin sodium injection and other actions taken by our competitors; the inventory levels of enoxaparin sodium injection maintained by wholesalers, distributors and other customers; the frequency of re-orders by existing customers and the change in estimates for product reserves. Accordingly, our enoxaparin sodium injection product revenue in previous quarters will not be indicative of future enoxaparin sodium injection product revenue.

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

        Research and development expense for 2011 was $64.7 million, compared with $51.7 million in 2010 and $60.6 million in 2009. The increase of $13.0 million, or 25%, from the 2010 period to the 2011 period resulted from a $4.5 million in-process research and development charge related to our purchase of assets from Virdante and increases of: $2.0 million in facility-related expenses, principally due to the 2010 lease extension for our headquarters for an additional term of 48 months; $1.6 million in personnel and related costs associated with our headcount growth to support our programs; $1.4 million in process development and third-party research costs in support of our novel drug discovery program; $1.2 million in laboratory expenses; $1.1 million in depreciation and amortization expense primarily due to the amortization related to a milestone payment made during 2011 made with respect to our 2007 asset purchase from Parivid; $1.0 million in consulting fees related to our M356 and novel drug discovery programs; and $0.8 million in share-based compensation expense principally associated with our 2011 employee-wide grant of performance-based restricted stock. These increases were offset by a decrease of $0.8 million in preclinical costs related to our M402 program.

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

        The following table summarizes the primary components of our research and development expenditures for our principal commercial and development programs for the years ended December 31, 2011, 2010 and 2009, and it shows the total external costs (including amortization) incurred by us for each of our major commercial and development projects. The table excludes costs incurred by our collaborative partner on such major commercial and development projects. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing our research and development activities.

	Research and Development Expense (in thousands)
				Project Inception to December 31, 2011
Commercial and Development Programs (Status)	2011	2010	2009
Enoxaparin sodium injection (ANDA approved July 2010)	$2,789	$2,093	$4,564	$49,960
M356 (ANDA Filed)	6,618	7,389	10,670	40,682
Adomiparin (Phase 2a)	94	462	5,641	35,825
Other development programs	4,133	4,197	1,969
Discovery programs	6,698	332	455
Research and development internal costs	44,325	37,239	37,313

Total research and development expense	$64,657	$51,712	$60,612

        The increase of $0.7 million in external expenditures for enoxaparin sodium injection from the 2010 period to the 2011 period was primarily due to an increase in amortization expense related to a milestone payment with respect to our 2007 asset purchase from Parivid made in 2011 offset by a shift to commercial activity being contracted directly with Sandoz. The decrease of $0.8 million in M356 external expenditures from the 2010 period to the 2011 period was primarily due to timing of process development activities, manufacturing and third-party research costs. The decrease of $0.4 million in adomiparin external expenditures from the 2010 period to the 2011 period was due to reduction in spend on this program in 2011. Other development program spend remained consistent from the 2010 period to the 2011 period due to process development on our M402 program. The increase of $6.4 million in the discovery programs was primarily due to a $4.5 million in-process research and development expense related to our purchase of assets from Virdante and an increase in external services and research collaborations associated with our discovery programs.

        The research and development internal costs consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation. The increase of $7.1 million from the 2010 period to the 2011 period, was due to additional research and development headcount and related costs in support of our development programs.

        The decrease of $2.5 million in external expenditures for enoxaparin sodium injection from the 2009 period to the 2010 period was primarily due to decreased manufacturing activity and a shift to commercial activity being contracted directly with Sandoz. The decrease of $3.3 million in M356 external expenditures from the 2009 period to the 2010 period was primarily due to the timing of process development activities, manufacturing and third-party research costs. The decrease of $5.2 million in adomiparin external expenditures from the 2009 period to the 2010 period was due to the completion of our Phase 2a clinical trial in June 2009. The increase of $2.2 million in the other development programs from the 2009 period to the 2010 period primarily related to an increase in M402 manufacturing, preclinical and toxicology work.

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

        General and administrative expense for the year ended December 31, 2011 was $38.7 million, compared to $28.6 million in 2010 and $23.8 million in 2009. General and administrative expense increased by $10.1 million, or 35%, from the 2010 period to the 2011 period due to increases of: $4.8 million in royalty and license fees payable primarily to Massachusetts Institute of Technology associated with the sales of enoxaparin sodium injection and milestones earned by us related to enoxaparin sodium injection; $3.8 million in professional fees principally due to increased legal fees relating to enoxaparin litigation; $0.5 million in personnel and related costs associated with our headcount growth; $0.5 million in facility-related expenses principally due to the 2010 lease extension for our headquarters for an additional term of 48 months; and $0.5 million in consulting activities.

        General and administrative expense increased by $4.8 million, or 20%, from the 2009 period to the 2010 period due to increases of: $1.8 million in royalty and license fees payable to Massachusetts Institute of Technology associated with the launch and sales of enoxaparin sodium injection; $1.5 million in professional and other fees primarily due to an increase in legal and consulting activities; $1.1 million in personnel and related costs primarily due to performance payments made in connection with the approval and launch of enoxaparin sodium injection in July 2010; and a $0.4 million increase in share-based compensation expense.

        We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

Interest Income

        Interest income was $0.7 million, $0.2 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase of $0.5 million from the 2010 period to the 2011 period was primarily due to higher average investment balances because we earned significant product revenue from Sandoz during 2011. The decrease of $0.6 million from the 2009 period to the 2010 period was primarily due to lower average investment balances and lower interest rates.

Interest Expense

        Interest expense was $0.1 million, $0.3 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease of $0.2 million from the 2010 period to the 2011 period and the decrease of $0.3 million from the 2009 period to the 2010 period were primarily due to the completion of repayment schedules on our equipment line of credit during 2011 and 2010.

Other Income (Expense)

        Other income of $1.0 million for the year ended December 31, 2010 was due to the receipt of a tax grant related to the approval of our application for the Qualifying Therapeutic Discovery Project program during 2010.

Liquidity and Capital Resources

        We have financed our operations since inception primarily through the sale of equity securities, payments from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, including profit share/royalty payments related to sales of enoxaparin sodium injection, and borrowings from our lines of credit and capital lease obligations. Since our inception, we have received $405.9 million through private and public issuance of equity securities, including the issuance of shares to Novartis Pharma AG in connection with our 2006 Sandoz Collaboration. As of December 31, 2011, we have received a cumulative total of $471.5 million from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, $4.0 million from debt financing, $9.2 million from capital lease obligations and $3.2 million from our landlord for leasehold improvements related to our corporate facility and additional funds from interest income. The fact that we and Sandoz are no longer the sole generic competitor to Lovenox, and we currently receive and will continue to receive a royalty based on net sales of enoxaparin sodium injection has had and will have a negative impact on our near term cash generation trend. We expect to finance our current and planned operating requirements principally through our current cash, cash equivalents and marketable securities. We believe that these funds will be sufficient to meet our operating requirements through at least 2014. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

        At December 31, 2011, we had $348.4 million in cash, cash equivalents and marketable securities and $28.2 million in accounts receivable. In addition, we also held $17.5 million in restricted cash which serves as collateral for a security bond posted in the litigation against Watson Pharmaceuticals Inc., Amphastar Pharmaceuticals Inc. and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar). Our funds at December 31, 2011 were primarily invested in senior debt of government-sponsored enterprises, commercial paper, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 24 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant risk at December 31, 2011.

        During the year ended December 31, 2011, our operating activities provided cash of $213.7 million. During the years ended December 31, 2010 and 2009, our operating activities used $1.1 million and $55.3 million of cash, respectively. The cash provided by or used for operating activities generally approximates our net income (loss) adjusted for non-cash items and changes in operating assets and liabilities.

        For the year ended December 31, 2011, our net income adjusted for non-cash items was $203.4 million. For the year ended December 31, 2011, non-cash items include share-based compensation of $11.1 million, purchase of assets from Virdante of $4.5 million, depreciation and amortization of our property, equipment and intangible assets of $5.5 million, amortization of purchased premiums on our marketable securities of $1.7 million, and losses on disposals of fixed assets of $0.2 million. In addition, the net change in our operating assets and liabilities provided cash of

$10.3 million and resulted from: a decrease in accounts receivable of $26.3 million, due to a decrease in net sales of enoxaparin by Sandoz, due primarily to lower unit pricing, and by a contractual change in the basis of calculating our enoxaparin product revenue, both related to the launch of an authorized generic Lovenox in October 2011; a decrease in unbilled revenue of $2.5 million, resulting from lower fourth-quarter reimbursable manufacturing activities for our M356 program; an increase in prepaid expenses and other current assets of $0.7 million, primarily due to advance payments made for renewals of vendor maintenance agreements; an increase in restricted cash of $15.7 million principally due to the $17.5 million of cash collateral for a security bond posted to maintain the preliminary injunction; and a decrease in deferred revenue of $2.1 million, due to the amortization of the $13.6 million equity premium paid by Novartis Pharma AG in connection with the 2006 Sandoz Collaboration.

        For the year ended December 31, 2010, our net income adjusted for non-cash items was $53.8 million. For the year ended December 31, 2010, non-cash items include share-based compensation of $10.8 million and depreciation and amortization of property and equipment and intangible assets of $4.7 million. In addition, the net change in our operating assets and liabilities used cash of $54.8 million and resulted from: an increase in accounts receivable of $54.5 million, primarily due to the timing of cash receipts from Sandoz related to our share of Sandoz's profit from sales of enoxaparin sodium injection during the third and fourth quarters of 2010; an increase in unbilled revenue of $0.5 million, resulting from increased manufacturing costs for M356; an increase in accrued expenses of $3.0 million, due to an accrual for royalties payable to MIT based on our share of Sandoz's profit from sales of enoxaparin sodium injection during the third and fourth quarters of 2010 and an increase in the bonus pool for 2010-related performance; and a decrease in deferred revenue of $2.9 million, principally due to the amortization of the $13.6 million equity premium paid by Novartis in connection with the 2006 Sandoz Collaboration.

        For the year ended December 31, 2009, our net loss adjusted for non-cash items was $48.4 million. In addition, the net change in our operating assets and liabilities used cash of $6.9 million and resulted from: a decrease in accounts receivable of $0.5 million, due to the timing of cash receipts from Sandoz related to reimbursement of research and development services and reimbursement of development costs; an increase in unbilled collaboration revenue of $2.4 million, resulting from increased commercial activities for our M356 program; an increase in prepaid expenses and other current assets of $0.5 million, related to interest accrued on U.S. Treasury and government-sponsored enterprise securities; a decrease in accounts payable of $1.4 million, primarily due to the timing of manufacturing costs for M356 manufacturing; a decrease in accrued expenses of $0.6 million, due to a decrease in clinical accruals associated with the completion in June 2009 of our Phase 2a clinical trial for our adomiparin program; a decrease in deferred revenue of $1.5 million, principally due to the amortization of the $13.6 million equity premium paid by Novartis in connection with the 2006 Sandoz Collaboration; and a decrease in other current liabilities of $2.0 million. Of the $2.0 million decrease in other current liabilities, $0.5 million relates to a revision to an accrued milestone liability, $0.5 million was paid in cash and $1.0 million of common stock was issued as consideration for the completion and satisfaction of milestones achieved under our asset purchase agreement with Parivid LLC.

        Net cash used in investing activities was $268.7 million for the year ended December 31, 2011. During 2011, we used $551.2 million of cash to purchase marketable securities and we received $302.4 million from maturities of marketable securities. Additionally, during 2011, we paid Parivid $6.7 million as consideration for the completion and satisfaction of a milestone related to our enoxaparin sodium injection developed technology and purchased assets from Virdante of $4.5 million. Net cash provided by investing activities was $19.1 million for the year ended December 31, 2010. During 2010, we used $90.8 million of cash to purchase marketable securities and we received $111.5 million from maturities of marketable securities. Net cash used in investing activities was $22.3 million for the year ended December 31, 2009. During 2009, we used $110.2 million of cash to purchase marketable securities and we received $89.6 million from maturities of marketable securities. During the years ended December 31, 2011, 2010 and 2009, we used $8.7 million, $1.7 million and $1.7 million, respectively, to purchase laboratory equipment and leasehold improvements.

        Net cash provided by financing activities was $3.6 million, $60.7 million and $44.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. During 2011, we received net proceeds of $5.5 million from stock option exercises and purchases of common shares through our employee stock purchase plan. These proceeds were offset by principal payments of $1.7 million on our capital lease agreement obligations and $0.2 million on financed leasehold improvements related to our corporate facility. During 2010, we received net proceeds of $57.1 million from our public offering of common stock and $6.7 million from stock option exercises and purchases of common shares through our employee stock purchase plan. These proceeds were offset by principal payments of $2.3 million on our capital lease agreement obligations and $0.7 million on financed leasehold improvements related to our corporate facility. During 2009, we received net proceeds of $46.8 million from our public offering of common stock and $0.5 million from stock option exercises and purchases of common shares through our employee stock purchase plan. These proceeds were offset by principal payments of $2.2 million on our line of credit and capital lease agreement obligations and $0.7 million on financed leasehold improvements related to our corporate facility.

        The following table summarizes our contractual obligations and commercial commitments at December 31, 2011:

Contractual Obligations (in thousands)	Total	2012	2013 through 2014	2015 through 2016	After 2016
License maintenance obligations	$788	$158	$315	$315	*
License royalty obligations	1,425	325	600	500	*
Operating lease obligations	19,419	6,995	10,812	1,612	$—

Total contractual obligations	$21,632	$7,478	$11,727	$2,427	$—

*
After 2016, the annual obligations, which extend through the life of the patent are approximately $0.4 million per year.

        As a result of generating U.S. taxable income during the years ended December 31, 2011 and 2010, we utilized $192.3 million and $26.3 million, respectively, of our available net operating loss carryforwards to offset this income. Accordingly, we will carry minimal net operating loss carryforwards into 2012 to offset future net taxable income, if any. Our ability to generate taxable income in 2012 depends on the outcome of the enoxaparin litigation.

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

Research and Development Revenue

        To date, we have received revenue from collaboration agreements with one collaborative partner. Under the terms of collaboration agreements entered into by us, we have received and may continue to receive non-refundable, up-front license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved and/or profit-sharing or royalties on product sales. Agreements containing multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborative partner and whether there is objective and reliable evidence of fair value of the undelivered obligation(s). The consideration received is then allocated among the separate units based on either their respective fair values or the residual method, and the applicable revenue recognition criteria are applied to each of the separate units.

        In January 2011, we adopted Financial Accounting Standards Board's, or FASB, Accounting Standards Update, or ASU, No. 2009-13, "Multiple-Deliverable Revenue Arrangements (Topic 615)," or ASU 2009-13, on a prospective basis for all multiple-element arrangements entered into on or after January 1, 2011 and for any multiple-element arrangements that were entered into prior to January 1, 2011 but materially modified on or after January 1, 2011.

        Pursuant to ASU 2009-13, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverable has "stand-alone value" to the customer. The arrangement's consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, and (iii) best estimate of the selling price, or BESP. The BESP reflects our best estimate of what the selling price would be if the deliverable was regularly sold on a stand-alone basis. We expect, in general, to use BESP for allocating consideration to each deliverable. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration not contingent upon future deliverables.

        For multiple-element arrangements entered into prior to January 1, 2011 and not materially modified thereafter, we continue to apply its prior accounting policy with respect to such arrangements. Under this policy, in general, revenue from non-refundable, upfront fees related to intellectual property rights/licenses where we have continuing involvement is recognized ratably over the estimated period of ongoing involvement, which is typically the development term, because there was no objective and reliable evidence of fair value for any undelivered item to allow the delivered item to be considered a separate unit of accounting. This requirement with respect to the fair value of undelivered items was modified in the newly issued accounting standard. Research and development funding is recognized as earned over the period of effort. In general, the consideration with respect to the other deliverables is recognized when the goods or services are delivered.

        We have research, collaboration and license agreements related to the development and commercialization of product candidates pursuant to which we could receive consideration in the form of milestone payments in future periods. In January 2011, we adopted ASU No. 2010-17, "Revenue Recognition—Milestone Method," or ASU 2010-17, on a prospective basis for all sales-based, commercial and research and development milestones achieved. Pursuant to ASU 2010-17, at the inception of each arrangement that includes milestone payments, we evaluate each milestone to determine whether (a) the milestone can only be achieved based in whole or in part on either (i) our performance or (ii) on the occurrence of a specific outcome resulting from our performance, (b) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (c) the achievement of the event would result in additional payments being due to us.

        Additionally, we evaluate whether each milestone is considered "substantive". We designate a milestone as "substantive" only if it meets all of the following three criteria (1) the consideration is commensurate with either (a) our performance to achieve the milestone or (b) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone, (2) the consideration relates solely to past performance and (3) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

        We evaluate factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. We have concluded that all of the development and regulatory milestones pursuant to our existing research and development arrangements are substantive. Revenues from development and regulatory milestones, if they are nonrefundable and deemed substantive, are recognized upon successful accomplishment of the milestones as research and development revenue. Milestones that are not considered substantive are accounted for as license payments and are evaluated as such in accordance with our accounting policy for multiple element arrangements. Sales-based and commercial milestones are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

Fair Value Measurements

        We have certain financial assets recorded at fair value which have been classified as Level 1 or 2 within the fair value hierarchy as described in the accounting standards for fair value measurements. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:

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

        Our financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. We validate the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. We did not adjust or override any fair value measurements provided by its pricing services as of December 31, 2011 and December 31, 2010.

        The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, unbilled revenue, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The carrying amounts of the capital lease obligations approximate their fair values due to their variable interest rates.

Marketable Securities

        Available-for-sale debt securities are recorded at fair market value. Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. We determine the appropriate classification of our investments in marketable securities at the time of purchase and evaluate such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reported as a separate component of stockholders' equity. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive income (loss) to the statements of operations. There were no charges taken for other than temporary declines in fair value of marketable securities in 2011, 2010 or 2009. Realized gains and losses are reported in interest income on a specific identification basis. There were no realized gains or losses on marketable securities during the years ended December 31, 2011, 2010 or 2009.

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

Share-Based Compensation Expense

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

Income Taxes

        We determine our deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities. The deferred tax assets and liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be recovered.

        We apply judgment in the determination of the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize any material interest and penalties related to unrecognized tax benefits in income tax expense.

        We file income tax returns in the United States federal jurisdiction and multiple state jurisdictions. We are no longer subject to any tax assessment from an income tax examination for years before 2004, except to the extent that in the future we utilize net operating losses or tax credit carryforwards that originated before 2004. Currently we are not under examination by the Internal Revenue Service or other jurisdictions for any tax years.

Related Party Transactions

        In April 2007, we entered into an asset purchase agreement, or the Purchase Agreement, with Parivid, LLC, or Parivid, a provider of data integration and analysis services to us, and S. Raguram, the principal owner and Chief Technology Officer of Parivid. Parivid was considered to be a related party as a co-founder and then-member of our Board of Directors is the brother of S. Raguram. Pursuant to the Purchase Agreement, we acquired patent rights, software, know-how and other intangible assets, and assumed certain specified liabilities of Parivid related to the acquired assets in exchange for $2.5 million in cash paid at closing and up to $11.0 million in contingent milestone payments in a combination of cash and/or stock in the manner and on the terms and conditions set forth in the Purchase Agreement.

        The contingent milestone payments are structured to include (i) potential payments of no more than $2.0 million in cash if certain milestones are achieved within two years from the date of the Purchase Agreement, or the Initial Milestones, and (ii) the issuance of up to $9.0 million of our common stock to Parivid if certain other milestones are achieved within fifteen years of the date of the Purchase Agreement. In 2007, we recorded a total purchase price of $4.5 million that includes the $2.5 million cash paid at the closing and $2.0 million in Initial Milestone payments, which were probable and accrued at the time.

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

        In July 2011, we entered into an Amendment to the Purchase Agreement where the parties agreed that a milestone payment would be made in cash rather than through the issuance of our common stock. In August 2011, we paid Parivid $6.7 million in cash, in lieu of stock, pursuant to this Amendment as consideration for the completion and satisfaction of a milestone related to the enoxaparin sodium injection developed technology that was achieved in July 2011. We capitalized the payment as developed technology, which is included in intangible assets in the consolidated balance sheet as of December 31, 2011. The developed technology is being amortized over the estimated useful life of the enoxaparin sodium injection developed technology of approximately 10 years.

Recently Issued Accounting Standards

        Please see Note 2 to our consolidated financial statements, "Summary of Significant Accounting Policies", for a discussion of new accounting standards. The notes to our consolidated financial statements are contained in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2011, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders of Momenta Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Momenta Pharmaceuticals, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Momenta Pharmaceuticals, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Momenta Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

                              /s/ Ernst & Young LLP

Boston, Massachusetts
February 28, 2012

Momenta Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$49,245	$100,681
Marketable securities	299,193	52,078
Accounts receivable	28,171	54,485
Unbilled revenue	2,765	5,265
Prepaid expenses and other current assets	2,547	1,793
Restricted cash	17,500	—

Total current assets	399,421	214,302
Property and equipment, net of accumulated depreciation	13,327	9,003
Intangible assets, net	7,772	2,486
Restricted cash	—	1,778
Other long term assets	389	—

Total assets	$420,909	$227,569

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,709	$4,394
Accrued expenses	9,131	9,098
Deferred revenue	2,156	2,150
Capital lease obligations	—	1,729
Lease financing liability	—	258
Deferred rent	32	23

Total current liabilities	16,028	17,652
Deferred revenue, net of current portion	1,608	3,763
Deferred rent, net of current portion	144	—
Other long term liabilities	51	51

Total liabilities	17,831	21,466
Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized at December 31, 2011 and 2010, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized at December 31, 2011 and 2010, 51,285 and 49,747 shares issued and outstanding at December 31, 2011 and 2010, respectively	5	5
Additional paid-in capital	506,557	489,873
Accumulated other comprehensive loss	(81)	(16)
Accumulated deficit	(103,403)	(283,759)

Total stockholders' equity	403,078	206,103

Total liabilities and stockholders' equity	$420,909	$227,569

The accompanying notes are an integral part of these consolidated financial statements.

Momenta Pharmaceuticals, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Collaboration revenues:
Product revenue	$270,473	$96,625	$—
Research and development revenue	12,595	20,147	20,249

Total collaboration revenue	283,068	116,772	20,249
Operating expenses:
Research and development*	64,657	51,712	60,612
General and administrative*	38,710	28,595	23,800

Total operating expenses	103,367	80,307	84,412

Operating income (loss)	179,701	36,465	(64,163)
Other income (expense):
Interest income	746	176	825
Interest expense	(91)	(329)	(570)
Other income (expense)	—	978	(104)

Total other income	655	825	151

Net income (loss)	$180,356	$37,290	$(64,012)

Net income (loss) per share:
Basic	$3.62	$0.84	$(1.60)

Diluted	$3.55	$0.81	$(1.60)

Weighted average shares outstanding:
Basic	49,852	44,626	40,056

Diluted	50,823	45,942	40,056

* Includes the following share-based compensation expense:
Research and development	$4,919	$4,085	$4,377
General and administrative	$6,219	$6,755	$6,378

The accompanying notes are an integral part of these consolidated financial statements.

Momenta Pharmaceuticals, Inc.

Consolidated Statements of Stockholders' Equity And Comprehensive Income (Loss)

(In thousands)

	Common Stock		Additional	Accumulated Other Comprehensive		Total
	Shares	Par Value	Paid-In Capital	Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2008	39,691	$4	$356,124	$414	$(257,037)	$99,505
Issuance of common stock in public offering	4,600	—	46,766	—	—	46,766
Issuance of common stock to Parivid	91	—	1,000	—	—	1,000
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	76	—	569	—	—	569
Issuance of restricted stock	169	—	—	—	—	—
Share-based compensation expense for employees	—	—	10,658	—	—	10,658
Share-based compensation expense for non-employee	—	—	97	—	—	97
Unrealized loss on marketable securities	—	—	—	(421)	—	(421)
Net loss	—	—	—	—	(64,012)	(64,012)

Comprehensive loss	—	—	—	—	—	(64,433)

Balances at December 31, 2009	44,627	$4	$415,214	$(7)	$(321,049)	$94,162
Issuance of common stock in public offering	4,218	1	57,084	—	—	57,085
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	794	—	6,735	—	—	6,735
Issuance of restricted stock	147	—	—	—	—	—
Cancellation of restricted stock	(39)	—	—	—	—	—
Share-based compensation expense for employees	—	—	10,361	—	—	10,361
Share-based compensation expense for non-employees	—	—	479	—	—	479
Unrealized loss on marketable securities	—	—	—	(9)	—	(9)
Net income	—	—	—	—	37,290	37,290

Comprehensive income	—	—	—	—	—	37,281

Balances at December 31, 2010	49,747	$5	$489,873	$(16)	$(283,759)	$206,103
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	568	—	5,546	—	—	5,546
Issuance of restricted stock	1,021	—	—	—	—	—
Cancellation of restricted stock	(51)	—	—	—	—	—
Share-based compensation expense for employees	—	—	10,945	—	—	10,945
Share-based compensation expense for non-employees	—	—	193	—	—	193
Unrealized loss on marketable securities	—	—	—	(65)	—	(65)
Net income	—	—	—	—	180,356	180,356

Comprehensive income	—	—	—	—	—	180,291

Balances at December 31, 2011	51,285	$5	$506,557	$(81)	$(103,403)	$403,078

The accompanying notes are an integral part of these consolidated financial statements.

Momenta Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating activities:
Net income (loss)	$180,356	$37,290	$(64,012)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
In-process research and development expense	4,500	—	—
Depreciation and amortization	4,137	4,361	4,470
Share-based compensation expense	11,138	10,840	10,755
Amortization of premium (accretion of discount) on investments	1,677	893	(57)
Amortization of intangibles	1,378	299	326
Loss on disposal of assets	238	102	114
Changes in operating assets and liabilities:
Accounts receivable	26,314	(54,485)	455
Unbilled revenue	2,500	(515)	(2,378)
Prepaid expenses and other current assets	(754)	(100)	(476)
Restricted cash	(15,722)	—	—
Other assets	(389)	—	12
Accounts payable	315	169	(1,353)
Accrued expenses	33	2,984	(630)
Deferred rent	153	(70)	(70)
Deferred revenue	(2,149)	(2,850)	(1,450)
Other current liabilities	—	—	(1,000)
Other long term liabilities	—	25	—

Net cash provided by (used in) operating activities	213,725	(1,057)	(55,294)

Cash Flows from Investing activities:
Purchase of assets from Virdante	(4,500)	—	—
Purchases of property and equipment	(8,699)	(1,671)	(1,654)
Purchases of marketable securities	(551,272)	(90,765)	(110,194)
Proceeds from maturities of marketable securities	302,415	111,501	89,575
Milestone payment related to developed technology	(6,664)	—	—

Net cash (used in) provided by investing activities	(268,720)	19,065	(22,273)

Cash Flows from Financing activities:
Proceeds from public offering of common stock, net of issuance costs	—	57,085	46,766
Proceeds from issuance of common stock under stock plans	5,546	6,735	569
Payments on financed leasehold improvements	(258)	(737)	(687)
Principal payments on capital lease obligations	(1,729)	(2,344)	(2,200)
Principal payments on line of credit	—	—	(17)

Net cash provided by financing activities	3,559	60,739	44,431

(Decrease) increase in cash and cash equivalents	(51,436)	78,747	(33,136)
Cash and cash equivalents, beginning of period	100,681	21,934	55,070

Cash and cash equivalents, end of period	$49,245	$100,681	$21,934

Supplemental Cash Flow Information:
Cash paid for interest	$91	$329	$570

Supplemental Non-Cash Information:
Issuance of common stock for payment of Parivid milestone	$—	$—	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

Momenta Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2011

1. The Company

Business

        Momenta Pharmaceuticals, Inc. (the "Company" or "Momenta") was incorporated in the state of Delaware in May 2001 and began operations in early 2002. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company specializing in the detailed structural analysis of complex mixture drugs, applying its technology to the development of generic or follow-on versions of complex drug products as well as to the discovery and development of complex novel drugs. The Company presently derives all of its revenue from one collaborative partner. Collaboration revenue consists of product revenue related to the profit-sharing or royalties related to sales of enoxaparin sodium injection, milestones, and reimbursement of research and development expenses.

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

Reclassifications

        Certain prior year amounts in marketable securities have been reclassified from long-term assets to current assets to conform to the current year presentation.

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

Research and Development Revenue

        Through early 2012, the Company received revenue from collaboration agreements with one collaborative partner. Under the terms of collaboration agreements entered into by the Company, the Company has received and may continue to receive non-refundable, up-front license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved and/or profit-sharing or royalties on product sales. Agreements containing multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborative partner and whether there is objective and reliable evidence of fair value of the undelivered obligation(s). The consideration received is then allocated among the separate units based on either their respective fair values or the residual method, and the applicable revenue recognition criteria are applied to each of the separate units.

        In January 2011, the Company adopted Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2009-13, "Multiple-Deliverable Revenue Arrangements (Topic 615)" ("ASU 2009-13") on a prospective basis for all multiple-element arrangements entered into on or after January 1, 2011 and for any multiple-element arrangements that were entered into prior to January 1, 2011 but materially modified on or after January 1, 2011. ASU 2009-13 amends the guidance on the accounting for arrangements involving the delivery of more than one element and addresses the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement's consideration should be allocated to each unit of accounting. Pursuant to ASU 2009-13, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverable has "stand-alone value" to the customer. The arrangement's consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, and (iii) best estimate of the selling price ("BESP"). The BESP reflects the Company's best estimate of what the selling price would be if the deliverable was regularly sold on a stand-alone basis. The Company expects, in general, to use BESP for allocating consideration to each deliverable. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration not contingent upon future deliverables.

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

        The Company has research, collaboration and license agreements with Sandoz AG and Sandoz Inc. (collectively referred to as Sandoz), related to the development and commercialization of enoxaparin sodium injection and generic Copaxone (referred to as M356) pursuant to which it could receive consideration in the form of milestone payments in future periods. In January 2011, the Company adopted ASU No. 2010-17, "Revenue Recognition—Milestone Method" (ASU 2010-17) on a prospective basis for all sales-based, commercial and research and development milestones achieved. In accordance with ASU 2010-17, at the inception of each arrangement that includes milestone payments, the Company evaluates each milestone to determine whether (a) the milestone can only be achieved based in whole or in part on either (i) the Company's performance or (ii) on the occurrence of a specific outcome resulting from the Company's performance, (b) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (c) the achievement of the event would result in additional payments being due to the Company.

        Additionally, the Company evaluates whether each milestone is considered "substantive". The Company designates a milestone as "substantive" only if it meets all of the following three criteria (1) the consideration is commensurate with either (a) the Company's performance to achieve the milestone or (b) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company's performance to achieve the milestone, (2) the consideration relates solely to past performance and (3) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

        The Company evaluates factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. The Company has concluded that all of the development and regulatory milestones pursuant to its 2003 Sandoz Collaboration and 2006 Sandoz Collaboration are substantive. Revenues from development and regulatory milestones, if they are nonrefundable and deemed substantive, are recognized upon successful accomplishment of the milestones as research and development revenue. Milestones that are not considered substantive are accounted for as license payments and are evaluated as such in accordance with the Company's accounting policy for multiple element arrangements. Sales-based and commercial milestones are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

Cash and Cash Equivalents

        The Company considers only those investments which are highly liquid, readily convertible to cash and that mature within three months from date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost, and were primarily comprised of money market funds at December 31, 2011.

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

Concentration of Credit Risks

        The Company's primary exposure to credit risk derives from its cash, cash equivalents, marketable securities and accounts receivable.

        The Company invests its cash in bank deposits, money market accounts, corporate debt securities, United States treasury obligations, commercial paper and United States government-sponsored enterprise securities in accordance with its investment policy. The Company has established guidelines relating to diversification and maturities that allow the Company to manage risk.

Marketable Securities

        Available-for-sale debt securities are recorded at fair market value. Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive loss in stockholders' equity unless the security has experienced a credit loss, the Company intends to sell the security or the Company has determined that it is more likely than not that it will have to sell the security before its expected recovery, in which case the unrealized loss would be recognized in results of operations. Realized gains and losses are reported in interest income on a specific identification basis. There were no charges taken for other-than-temporary declines in fair value of marketable securities and no realized gains or losses on marketable securities during the years ended December 31, 2011, 2010 or 2009.

Accounts Receivable and Unbilled Revenue

        Accounts receivable represents amounts due to the Company at December 31, 2011 and December 31, 2010 from one collaborative partner related to sales of enoxaparin sodium injection and reimbursement of research and development expenses. Unbilled revenue represents amounts owed at December 31, 2011 and December 31, 2010 from the same collaborative partner for reimbursement of research and development expenses. The Company has not recorded any allowance for uncollectible accounts or bad debt write-offs and it monitors its receivables to facilitate timely payment.

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

Long-Lived Assets

        The Company evaluates the recoverability of its property, equipment and intangible assets when circumstances indicate that an event of impairment may have occurred. The Company recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the fair value of such assets or businesses. No impairment charges have been recognized through December 31, 2011.

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

Share-Based Compensation Expense

        The Company recognizes the fair value of share-based compensation in its consolidated statements of operations. Share-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company's stock option plans and employee stock purchase plan. The Company recognizes share-based compensation expense equal to the fair value of stock options on a straight-line basis over the requisite service period. Restricted stock awards are recorded as compensation cost, based on the market value on the date of the grant, on a straight-line basis over each award's explicit or implicit service periods. The Company estimates an award's implicit service period based on its best estimate of the period over which an award's vesting conditions will be achieved. The Company reviews and evaluates these estimates on a quarterly basis and will recognize any remaining unrecognized compensation as of the date of an estimate revision over the revised remaining implicit service period. The Company issues new shares upon stock option exercises, upon the grant of restricted stock awards and under the Company's employee stock purchase plan.

        The Company estimates the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires the Company to develop certain subjective assumptions including the expected volatility of the Company's stock, the expected term of the award and the expected forfeiture rate associated with the Company's stock option plans. The Company considers, among other factors, the implied volatilities of its own currently traded options to provide an estimate of volatility based upon current trading activity. The Company uses a blended volatility rate based upon its own historical performance, as well as the implied volatilities of its own currently traded options, as it believes this appropriately reflects the expected volatility of its stock. The Company uses a blend of its own historical data and peer data to estimate option exercise and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option. For purposes of identifying peer entities, the Company considers characteristics such as industry, stage of life cycle and financial leverage. The Company reviews and evaluates these assumptions regularly to reflect recent historical data. The risk-free interest rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant.

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

Net Income (Loss) Per Share

        The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares outstanding, which includes common stock issued as a result of public offerings, stock option exercises, stock purchased under the Company's employee stock purchase plan and vesting of shares of restricted common stock. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares and potential shares from outstanding stock options and unvested restricted stock determined by applying the treasury stock method. For the year ended December 31, 2009, the effect of all potentially dilutive securities is anti-dilutive as the Company had a net loss for that period. Accordingly, basic and diluted net loss per share is the same for the year ended December 31, 2009.

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

Comprehensive Income (Loss)

        Comprehensive income (loss) is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income (loss) includes net income (loss) and the change in accumulated other comprehensive income (loss) for the period. Accumulated other comprehensive income (loss) consists entirely of unrealized losses on available-for-sale securities for all periods presented.

        The Company's total comprehensive income (loss) consists of the following (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Net income (loss)	$180,356	$37,290	$(64,012)
Other comprehensive loss:
Unrealized losses on available-for-sale securities	(65)	(9)	(421)

Comprehensive income (loss)	$180,291	$37,281	$(64,433)

Segment Reporting

        Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of pharmaceutical products. All of the Company's revenues through December 31, 2011 have come from one collaborative partner and are based solely on activities in the United States.

Recently Issued Accounting Standards

        In December 2011, the FASB issued ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05", which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company means January 1, 2012. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards is not expected to have an impact on the Company's financial position or results of operations.

        In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company does not expect that adoption of this standard will have a material impact on its financial position or results of operations.

3. Fair Value Measurements

        The tables below present information about the Company's assets that are measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2, Summary of Significant Accounting Policies.

        The Company's financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by its pricing services as of December 31, 2011 and December 31, 2010.

        There have been no transfers of assets between the fair value measurement classifications.

        The following tables set forth the Company's financial assets that were recorded at fair value at December 31, 2011 and December 31, 2010 (in thousands):

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$45,316	$45,316	$—	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	163,997	—	163,997	—
Corporate debt securities	64,245	—	64,245	—
Commercial paper obligations	66,245	—	66,245	—
Foreign government bond	6,705	—	6,705	—
U.S. Treasury obligation	1,001	1,001	—	—

Total	$347,509	$46,317	$301,192	$—

Description	Balance as of December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$99,911	$99,911	$—	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	48,557	—	48,557	—
Corporate debt securities	3,521	—	3,521	—

Total	$151,989	$99,911	$52,078	$—

        In the tables above, as of December 31, 2011 and December 31, 2010, corporate debt securities include $28.5 million and $3.5 million, respectively, of Federal Deposit Insurance Corporation, or FDIC, guaranteed senior notes issued by financial institutions under the FDIC's Temporary Liquidity Guarantee Program.

        The Company did not have any non-recurring fair value measurements on any assets or liabilities at December 31, 2011 and December 31, 2010.

4. Cash, Cash Equivalents and Marketable Securities

        The following tables summarize the Company's cash, cash equivalents and marketable securities as of December 31, 2011 and December 31, 2010 (in thousands):

As of December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$46,245	$—	$—	$46,245
U.S. Government-sponsored enterprise obligations
Due in one year or less	53,730	10	(4)	53,736
Due in two years or less	110,344	11	(94)	110,261
Corporate debt securities
Due in one year or less	63,224	12	(48)	63,188
Due in two years or less	1,060	—	(3)	1,057
Commercial paper obligations due in one year or less	66,193	52	—	66,245
Foreign government bond due in one year or less	6,722	—	(17)	6,705
U.S. Treasury obligations due in one year or less	1,001	—	—	1,001

Total	$348,519	$85	$(166)	$348,438

Reported as:
Cash and cash equivalents	$49,244	$1	$—	$49,245
Marketable securities	299,275	84	(166)	299,193

Total	$348,519	$85	$(166)	$348,438

As of December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$100,681	$—	$—	$100,681
U.S. Government-sponsored enterprise obligations
Due in one year or less	37,574	2	(15)	37,561
Due in two years or less	10,996	3	(3)	10,996
Corporate debt securities due in one year or less	3,524	—	(3)	3,521

Total	$152,775	$5	$(21)	$152,759

Reported as:
Cash and cash equivalents	$100,681	$—	$—	$100,681
Marketable securities	52,094	5	(21)	52,078

Total	$152,775	$5	$(21)	$152,759

        At December 31, 2011, the Company held 35 marketable securities that were in a continuous unrealized loss position for less than one year. At December 31, 2010, the Company held 13 marketable securities that were in a continuous unrealized loss position for less than one year. The unrealized losses were caused by fluctuations in interest rates. The following table summarizes the aggregate fair value of these securities at December 31, 2011 and December 31, 2010 (in thousands):

	December 31,
	2011		2010
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
U.S. Government-sponsored enterprise obligations	$104,107	$(98)	$37,316	$(18)
Corporate debt securities	$36,582	$(51)	$3,521	$(3)
Foreign government bond	$6,705	$(17)	$—	$—

        At December 31, 2011 and December 31, 2010, no marketable securities were in a continuous unrealized loss position for greater than one year.

        To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company reviewed its investments with unrealized losses and concluded that no other-than-temporary impairment existed at December 31, 2011 as it has the ability and intent to hold these investments to maturity and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis.

5. Property and Equipment

        At December 31, 2011 and December 31, 2010, property and equipment, net consists of the following (in thousands):

	December 31,
	2011	2010	Depreciable Lives
Computer equipment	$1,267	$638	3 years
Software	4,153	3,280	3 years
Office furniture and equipment	1,652	1,255	5 to 6 years
Laboratory equipment	20,929	12,711	7 years
Leasehold improvements	6,744	4,846	Shorter of asset life or lease term
Equipment purchased under capital lease obligations	—	4,491	3 to 7 years
Less: accumulated depreciation	(21,418)	(18,218)

	$13,327	$9,003

        Depreciation and amortization expense, including amortization of assets recorded under capital leases, amounted to $4.1 million, $4.4 million and $4.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

6. Intangible Assets

        As of December 31, 2011 and December 31, 2010, intangible assets, net of accumulated amortization, are as follows (in thousands):

		December 31, 2011		December 31, 2010
	Weighted-Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core and developed technology	10	$10,257	$(2,485)	$3,593	$(1,107)
Non-compete agreement	2	170	(170)	170	(170)

Total intangible assets	10	$10,427	$(2,655)	$3,763	$(1,277)

        The Company's intangible assets are described within Note 16, Related Party Transactions.

        Amortization is computed using the straight-line method over the useful lives of the respective intangible assets as there is no other pattern of use that is reasonably estimable. Amortization expense was approximately $1.4 million, $0.3 million and $0.3 million during years ended December 31, 2011, 2010 and 2009, respectively.

        The Company expects to incur amortization expense of appropriately $1.1 million per year for each of the next five years.

7. Restricted Cash

        The Company designated $1.8 million as collateral for a letter of credit related to the lease of office and laboratory space located at 675 West Kendall Street, Cambridge, Massachusetts (the "West Kendall Sublease"). This balance remained restricted during the initial 80-month lease term and the 48-month extension term and the Company earned interest on the balance. In 2011, as a result of the expiration and termination of the letter of credit, the restriction lapsed and the $1.8 million is included in cash and cash equivalents in the consolidated balance sheet as of December 31, 2011.

        The Company designated $17.5 million as collateral for a security bond posted in the litigation against Watson Pharmaceuticals Inc., Amphastar Pharmaceuticals Inc. and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar), discussed within Note 14, Commitments and Contingencies. The $17.5 million is held in an escrow account by Hanover Insurance.

8. Accrued Expenses

        At December 31, 2011 and December 31, 2010, accrued expenses consisted of the following (in thousands):

	2011	2010
Accrued compensation	$5,165	$4,387
Accrued contracted research costs	434	2,508
Accrued royalties	2,096	1,437
Accrued professional fees	990	561
Other	446	205

	$9,131	$9,098

9. Collaborations and License Agreements

2003 Sandoz Collaboration

        In November 2003, the Company entered into a collaboration and license agreement (the "2003 Sandoz Collaboration") with Sandoz to jointly develop and commercialize enoxaparin sodium injection, a generic version of Lovenox®, a low molecular weight heparin or LMWH. Under the 2003 Sandoz Collaboration, the Company granted Sandoz the exclusive right to manufacture, distribute and sell enoxaparin sodium injection in the United States. The Company agreed to provide development and related services on a commercially reasonable basis, which included developing a manufacturing process to make enoxaparin sodium injection, scaling up the process, contributing to the preparation of an Abbreviated New Drug Application, or ANDA, in Sandoz's name to be filed with the United States Food and Drug Administration, or FDA, further scaling up the manufacturing process to commercial scale, and related development of intellectual property. The Company has the right to participate in a joint steering committee which is responsible for overseeing development, legal and commercial activities and which approves the annual collaboration plan. Sandoz is responsible for commercialization activities and will exclusively distribute and market the product. The Company identified two significant deliverables in this arrangement consisting of: (i) a license and (ii) development and related services. The Company determined that the license did not meet the criteria for separation as it did not have stand-alone value apart from the development services, which are proprietary to the Company. Therefore, the Company determined that a single unit of accounting exists with respect to the 2003 Sandoz Collaboration.

        In July 2010, the FDA granted marketing approval of the ANDA for enoxaparin sodium injection filed by Sandoz. The Company is paid at cost for external costs incurred for development and related activities and is paid for full time equivalents, or FTEs, performing development and related services. The profit-share or royalties Sandoz is obligated to pay the Company under the 2003 Sandoz Collaboration differ depending on whether (i) there are no third-party competitors marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), (ii) a Lovenox-Equivalent Product is being marketed by Sanofi-Aventis, which distributes the brand name Lovenox, or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, or (iii) there is one or more third-party which is not Sanofi-Aventis marketing a Lovenox-Equivalent Product. Until October 2011, no third-party competitors were marketing a Lovenox-Equivalent Product; therefore, Sandoz paid the Company 45% of the contractual profits from the sale of enoxaparin sodium injection. The Company earned $260.5 million and $96.6 million in profit share/royalty product revenue from Sandoz during the years ended December 31, 2011 and 2010, respectively. Profits on sales of enoxaparin sodium injection are calculated by deducting from net sales the cost of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. In October 2011, Sandoz confirmed that an authorized generic Lovenox-Equivalent Product was being marketed, which meant that Sandoz was obligated to pay the Company a royalty on its net sales of enoxaparin sodium until the contractual profits from those net sales in a product year (July 1—June 30) reached a certain threshold, which was achieved in December 2011, at which point the Company reverted back to receiving profit share revenue. Additionally, in October 2011, FDA approved the ANDA for the enoxaparin product of Watson and Amphastar. In January 2012, following the Court of Appeals for the Federal Circuit granting a stay of the preliminary injunction previously issued against them by the U.S. District Court, Watson announced that they and Amphastar intended to launch their enoxaparin product. Consequently, in each product year, Sandoz is obligated to pay the Company a royalty on net sales, which for net sales up to a pre-defined sales threshold is payable at a 10% rate, and for net sales above the sales threshold increases to 12%.

        If certain milestones are achieved with respect to enoxaparin sodium injection under certain circumstances, Sandoz agreed to make payments to the Company which would reach $55 million if all such milestones are achieved. Under the 2003 Sandoz Collaboration, the Company earned and recognized $5.0 million in research and development revenue in July 2010 upon achievement of a regulatory milestone. In addition, no third-party competitors had marketed a Lovenox-Equivalent Product as of July 23, 2011, the one year anniversary of the FDA's approval of enoxaparin sodium for injection. As a result, for the year ended December 31, 2011, the Company earned and recognized $10.0 million in product revenue upon the achievement of a commercial milestone. The Company is no longer eligible to receive milestones under the 2003 Sandoz Collaboration because the remaining milestones were contingent upon there being no third-party competitors, including an authorized generic Lovenox-Equivalent, marketing an interchangeable generic version of a Lovenox-Equivalent Product.

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

        Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG, an affiliate of Sandoz AG, at a per share price of $15.93 (the closing price of the Company's common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million. The Company recognizes revenue from the $13.6 million paid premium on a straight-line basis over the estimated development period of approximately six years beginning in June 2007. The Company recognized research and development revenue relating to this paid premium of approximately $2.2 million for each of the years ended December 31, 2011, 2010 and 2009. Under the 2006 Sandoz Collaboration, the Company and Sandoz AG expanded the geographic markets for enoxaparin sodium injection covered by the 2003 Sandoz Collaboration to include the European Union and further agreed to exclusively collaborate on the development and commercialization of a generic Copaxone product for sale in specified regions of the world. Each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions. The Company has agreed to provide development and related services on a commercially reasonable basis, which includes developing a manufacturing process to make the products, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale, and related development of intellectual property. The Company has the right to participate in a joint steering committee, which is responsible for overseeing development, legal and commercial activities and which approves the annual collaboration plan. Sandoz AG is responsible for commercialization activities and will exclusively distribute and market any products covered by the 2006 Sandoz Collaboration. The Company identified two significant deliverables in this arrangement consisting of: (i) a license and (ii) the development and related services. The Company determined that the license did not meet the criteria for separation as it does not have stand-alone value apart from the development services, which are proprietary to the Company. Therefore, the Company has determined that a single unit of accounting exists with respect to the 2006 Sandoz Collaboration.

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

        The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services, except with respect to any amounts due Sandoz for shared development costs, which are recorded on a net basis. The Company recorded a reduction in research and development revenue of $1.5 million for the year ended December 31, 2011 related to the shared development costs.

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

        The Company must meet certain diligence requirements in order to maintain the licenses under the two agreements. Under the agreements, the Company must expend at least $1.0 to $1.2 million per year towards the research, development and commercialization of products and processes covered by the agreements. In addition, the Company is obligated to make first commercial sales and meet certain minimum sales thresholds of products or processes including, under the amended and restated agreement, a first commercial sale of a product or process no later than June 2013 and minimal sales of products thereafter ranging from $0.5 million to $5.0 million annually. M.I.T. may convert the exclusive licenses under the amended and restated license agreement to non-exclusive licenses, as its sole remedy, if the Company fails to meet its diligence obligations. Under the license agreement covering sequencing machines, M.I.T. has the right to treat a failure by the Company to fulfill its diligence obligations as a material breach of the license agreement.

        In exchange for the licenses granted in the two agreements, the Company has paid M.I.T. license issue fees and annual license and maintenance fees ranging, in the aggregate, from $132,500 to $157,500. The Company is also required to pay M.I.T. royalties on certain products and services covered by the licenses and sold by the Company or its affiliates or sublicensees, a percentage of certain other income received by the Company from corporate partners and sublicensees, and certain patent prosecution and maintenance costs. The Company recorded $157,500, $157,500 and $132,500 as license and maintenance fees in the years ended December 31, 2011, 2010 and 2009, respectively, and $6.6 million and $2.0 million as royalty fees and milestone payments in the years ended December 31, 2011 and 2010, respectively, related to these agreements.

        The Company granted Sandoz a sublicense under the amended and restated license agreement to certain of the patents and patent applications licensed to the Company. If M.I.T. converts the Company's exclusive licenses under this agreement to non-exclusive licenses due to the Company's failure to meet diligence obligations, or if M.I.T. terminates this agreement, M.I.T. will honor the exclusive nature of the sublicense the Company granted to Sandoz so long as Sandoz continues to fulfill its obligations to the Company under the collaboration and license agreement the Company entered into with Sandoz and, if the Company's agreement with M.I.T. is terminated, Sandoz agrees to assume the Company's rights and obligations to M.I.T.

10. Preferred and Common Stock

Preferred Stock

        The Company is authorized to issue 5.0 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company's stockholders. As of December 31, 2011 and 2010, the Company had no shares of preferred stock issued or outstanding.

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

11. Share-Based Payments

2004 Stock Incentive Plan

        The Company's 2004 Stock Incentive Plan, as amended, allows for the granting of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights and other share-based awards to employees, officers, directors, consultants and advisors. At December 31, 2011, the Company was authorized to issue up to 13,369,141 shares of common stock with annual increases (to be added on the first day of the Company's fiscal years during the period beginning in fiscal year 2005 and ending on the second day of fiscal year 2013) equal to the lowest of (i) 1,974,393 shares, (ii) 5% of the then outstanding number of common shares or (iii) such other amount as the Board of Directors may authorize. Effective January 1, 2012, the Company's Board of Directors increased the number of authorized shares by 1,974,393 shares. At December 31, 2011, the Company had 5,481,533 shares available for grant under the 2004 Stock Incentive Plan.

        Incentive stock options are granted only to employees of the Company. Incentive stock options granted to employees who own more than 10% of the total combined voting power of all classes of stock will be granted at no less than 110% of the fair market value of the Company's common stock on the date of grant. Incentive stock options generally vest ratably over four years. Non-statutory stock options may be granted to employees, officers, directors, consultants and advisors. Non-statutory stock options granted have varying vesting schedules. Incentive and non-statutory stock options generally expire ten years after the date of grant. Restricted stock has been awarded to employees, officers and directors. Some restricted stock awards vest on the achievement of corporate milestones and others awards generally vest over a four year vesting period.

Share-Based Compensation

        Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company's employee stock purchase plan for the years ended December 31, 2011, 2010 and 2009 was $11.1 million, $10.8 million and $10.8 million, respectively.

        Share-based compensation expense related to outstanding employee stock option grants was $6.2 million, $8.1 million and $7.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        In the three month period ended March 31, 2010, the Company recorded a charge to research and development expense of $0.6 million and a charge to general and administrative expense of $1.0 million, due to a correction in the application of the stock option forfeiture rates used to calculate share-based compensation during the years ending December 31, 2006, 2007 and 2008. In accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 99, Materiality, and SAB No. 108, the Company assessed the materiality of these charges to its consolidated financial statements for the years ended December 31, 2006, 2007 and 2008, using both the roll-over method and iron-curtain method as defined in SAB No. 108. The Company concluded the effect of understating share-based compensation was not material to its financial statements for the years ended December 31, 2006, 2007 and 2008 and, as such, those financial statements are not materially misstated. The Company also concluded that providing for the correction of the understatement in 2010 would not have a material effect on its consolidated financial statements for the year ending December 31, 2010.

        During the year ended December 31, 2011, the Company granted 955,634 stock options, of which 543,084 were in connection with annual merit awards and 412,550 were granted to new hires and members of the Board of Directors. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below.

        The following table summarizes the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options			Employee Stock Purchase Plan
	2011	2010	2009	2011	2010	2009
Expected volatility	68%	71%	98%	75%	82%	95%
Expected dividends	—	—	—	—	—	—
Expected life (years)	6.3	5.7	6.0	0.5	0.5	0.5
Risk-free interest rate	2.7%	3.0%	2.6%	0.2%	0.2%	0.6%

        Under the 2004 Employee Stock Purchase Plan ("ESPP"), participating employees purchase common stock through payroll deductions. An employee may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld through payroll deductions. The purchase price is equal to 85% of the lower of the closing price of the Company's common stock on the first business day and the last business day of the relevant plan period. The plan periods begin on February 1 and August 1 of each year. The ESPP provides for the issuance of up to 524,652 shares of common stock to participating employees. At December 31, 2011, the Company had 230,602 shares available for grant under the ESPP. The Company issued 53,338 shares of common stock to employees under the plan during the year ended December 31, 2011. The fair value of each ESPP award was estimated on the first day of the offering period using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the table above. The Company recognizes share-based compensation expense equal to the fair value of the ESPP awards on a straight-line basis over the offering period. During each of the years ended December 31, 2011, 2010 and 2009, the Company recorded share-based compensation expense of $0.3 million with respect to the ESPP. At December 31, 2011, subscriptions were outstanding for an estimated 21,269 shares at a fair value of approximately $5.82 per share. The weighted average grant date fair value of the offerings during 2011, 2010 and 2009 was $5.80, $5.48 and $4.88 per share, respectively.

        The following table presents stock option activity of the Company's stock plan for the year ended December 31, 2011:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	4,260	$12.13
Granted	955	14.60
Exercised	(514)	9.69
Forfeited	(140)	14.17
Expired	(21)	9.65

Outstanding at December 31, 2011	4,540	$12.88	6.37	$22,095

Exercisable at December 31, 2011	3,294	$12.50	5.53	$17,632

Vested or expected to vest at December 31, 2011	4,414	$12.84	6.30	$21,685

        The weighted average grant date fair value of option awards granted during 2011, 2010 and 2009 was $9.27, $9.59 and $8.06 per option, respectively. The total intrinsic value of options exercised during 2011, 2010 and 2009 was $4.3 million, $7.5 million and $0.2 million, respectively. At December 31, 2011, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $8.7 million, including estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.3 years. The total fair value of shares vested during 2011, 2010 and 2009 was $6.4 million, $7.2 million and $7.6 million, respectively.

        Cash received from option exercises for 2011, 2010 and 2009 was $5.0 million, $6.1 million and $0.2 million, respectively.

Restricted Stock Awards

        The Company has also made awards of restricted common stock to employees, officers and directors. During the year ended December 31, 2011, the Company awarded 136,907 shares of restricted common stock to its officers in connection with its annual merit grant, which generally fully vest over the four years following the grant date. In addition, during the year ended December 31, 2011, the Company awarded 884,400 shares of performance-based restricted common stock to its employees and officers. The performance condition for these awards is the marketing approval from the FDA for M356, the Company's second major generic program, in the United States. The awards of restricted common stock are generally forfeited if the employment relationship terminates with the Company prior to vesting.

        The Company recorded share-based compensation expense related to outstanding restricted stock awards, including the performance-based shares as the Company determined that it was probable the performance condition would be achieved, of $4.4 million for the year ended December 31, 2011. The Company recorded share-based compensation expense related to outstanding time-based restricted stock awards of $2.0 million for the year ended December 31, 2010. The Company recorded share-based compensation expense related to outstanding time- and performance-based restricted stock awards of $2.8 million for the year ended December 31, 2009. As of December 31, 2011, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $10.9 million, which is expected to be recognized over the weighted average remaining requisite service period of 2.3 years.

        A summary of the status of nonvested shares of restricted stock as of December 31, 2011, and the changes during the year then ended, is presented below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	284	$12.22
Granted	1,021	14.48
Vested	(147)	11.59
Cancelled	(51)	14.31

Nonvested at December 31, 2011	1,107	$14.29

        Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of December 31, 2011 are summarized below:

Vesting Schedule	Nonvested Shares (in thousands)
Time-based	267
Performance-based	840

Nonvested at December 31, 2011	1,107

        The total fair value of shares of restricted stock vested during 2011, 2010 and 2009 was $1.7 million, $1.4 million and $144,000, respectively.

12. Net Income (Loss) Per Share

        The following table sets forth the Company's reconciliation of basic and diluted share amounts (amounts in thousands, except per share amounts):

	For the Years Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss)	$180,356	$37,290	$(64,012)
Denominator:
Basic weighted average common shares outstanding	49,852	44,626	40,056
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock awards	971	1,316	—

Diluted weighted average common shares outstanding	50,823	45,942	40,056
Basic net income (loss) per common share	$3.62	$0.84	$(1.60)

Diluted net income (loss) per common share	$3.55	$0.81	$(1.60)

Weighted-average anti-dilutive shares related to:
Outstanding stock options	2,062	2,187	3,935
Restricted stock awards	629	58	606

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

13. Income Taxes

        A reconciliation of the federal statutory income tax provision to the Company's actual provision for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009
Provision (benefit) at federal statutory tax rate	$61,324	$12,653	$(21,756)
State taxes, net of federal benefit	9,821	2,149	(4,014)
Change in valuation allowance	(72,364)	(15,679)	25,024
Share-based compensation	1,826	1,346	1,169
Tax credits	(643)	(488)	(485)
Other	36	19	62

Income tax provision	$—	$—	$—

        The Company generated U.S. taxable income during the years ended December 31, 2011 and 2010, and as a result, utilized $192.3 million and $26.3 million, respectively, of its available federal net operating loss carryforwards to offset this income. At December 31, 2011, the Company had federal and state net operating loss carryforwards of $25.9 million and $18.7 million, respectively, available to reduce future taxable income and which will expire at various dates through 2029. Of this amount, approximately $8.3 million of federal and state net operating loss carryforwards relate to stock option deductions for which the related tax benefit will be recognized in equity when realized. At December 31, 2011, the Company had federal and state research and development and other credit carryforwards were $4.9 million and $3.1 million, respectively, available to reduce future tax liabilities and which will expire at various dates beginning in 2017 through 2030.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Federal and state net operating losses	$6,561	$83,013
Research credits	6,987	5,935
Deferred compensation	8,159	7,314
Deferred revenue	1,478	2,323
Accrued expenses	1,327	246
Intangibles	2,429	325
Capital leases	—	781
Unrealized loss on marketable securities	28	6

Total deferred tax assets	26,969	99,943
Deferred tax liabilities:
Depreciation	(15)	(1,046)

Total deferred tax liabilities	(15)	(1,046)
Valuation allowance	(26,954)	(98,897)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $71.9 million for the year ended December 31, 2011, primarily as a result of the current period net income.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011 and 2010 (in thousands), is as follows:

	2011	2010
Balance, beginning of year	$2,396	$4,066
Additions for tax positions related to the current year	429	337
Reductions of tax positions of prior years	—	(2,007)

Balance, end of year	$2,825	$2,396

        As of December 31, 2011, the Company had $2.8 million of gross unrecognized tax benefits, $2.7 million of which, if recognized, would impact the Company's effective tax rate. As of December 31, 2010, the Company had $2.4 million of gross unrecognized tax benefits, $2.3 million of which, if recognized, would impact the Company's effective tax rate. The difference between the total amount of the unrecognized tax benefits and the amount that would affect the effective tax rate consists of the federal tax benefit of state research and development credits.

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

        The Company files income tax returns in the United States federal jurisdiction and multiple state jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination for years before 2004, except to the extent that in the future it utilizes net operating losses or tax credit carryforwards that originated before 2004. Currently the Company is not under examination by the Internal Revenue Service or other jurisdictions for any tax years.

        During 2010, the Company applied for and received approval for all four of its applications for the Qualifying Therapeutic Discovery Project under Internal Revenue Code Section 48D and received a tax grant of approximately $1.0 million which is included in other income (expense) in the consolidated statement of operations. The tax grant reduced the Company's federal and state net operating loss carryforwards by approximately $1.0 million and reduced its 2009 federal research and development credit carryforwards by approximately $21,000.

14. Commitments and Contingencies

Capital and Operating Leases

        In December 2005, the Company entered into a Master Lease Agreement (the "Agreement") with General Electric Capital Corporation ("GECC"). Under the Agreement, the Company may lease office, laboratory, computer and other equipment from GECC by executing specified equipment schedules with GECC. Each equipment schedule specifies the lease term with respect to the underlying leased equipment. As of December 31, 2008, the Company had drawn $9.6 million against the Agreement and no additional amounts were drawn in the years ending December 31, 2009, December 31, 2010 and December 31, 2011. Borrowings under the Agreement are payable over a 54-month period at effective annual interest rates of 7.51% to 9.39%. In accordance with the Agreement, should the effective corporate income tax rate for calendar-year taxpayers increase above 35%, GECC will have the right to increase rent payments by requiring payment of a single additional sum, calculated in accordance with the Agreement. The Agreement also provides the Company an early purchase option after 48 months at a predetermined fair market value, which the Company intended to exercise. As a result, the Agreement is considered a capital lease for accounting purposes and the equipment is included in property and equipment. Under the Agreement, if any material adverse change in the Company or its business occurs, as solely determined by GECC, the total unpaid principal would become immediately due and payable. There have been no events of default under this agreement. The Company repaid all borrowings during 2011.

        The Company leases office space and equipment under various operating lease agreements. Rent expense for office space under operating leases amounted to $6.9 million, $5.2 million and $5.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        In September 2004, the Company entered into the West Kendall Sublease for 53,323 square feet of office and laboratory space for a term of 80 months. In November 2005, the Company amended the West Kendall Sublease to lease an additional 25,131 square feet through April 2011. Under the lease amendment, the landlord agreed to finance the leasehold improvements. The Company commenced expensing the applicable rent on a straight-line basis beginning with the commencement of the construction period. As the Company was the owner of the leasehold assets during the construction period it recorded $3.2 million in leasehold improvements offset by a $3.2 million lease financing liability. The construction period was completed in June 2006. As of December 31, 2011, the Company had fully amortized the lease financial liability. On April 22, 2010, the Company exercised its right to extend the West Kendall Sublease for one additional term of 48 months, ending April 2015, or on such other earlier date as provided in accordance with the West Kendall Sublease. During the extension term, which commenced on May 1, 2011, annual rental payments increased by approximately $1.2 million over the previous annual rental rate.

        In December 2011, the Company entered into an agreement to lease 68,575 square feet of office and laboratory space located at 320 Bent Street, Cambridge, Massachusetts, for a term of approximately 18 months (the "320 Bent Street Sublease"). The Company gained access to the subleased space in December 2011 and, consequently, the Company commenced expensing the applicable rent on a straight-line basis beginning in December 2011. Annual rental payments due under the 320 Bent Sublease are approximately $2.3 million.

        As the Company repaid all borrowings under its Agreement with GECC during 2011, there are no future minimum capital lease commitments as of December 31, 2011. Total operating lease commitments as of December 31, 2011 are as follows (in thousands):

Operating Lease
2012	$6,995
2013	6,062
2014	4,750
2015	1,612
2016 and beyond	—

Total future minimum lease payments	$19,419

License Agreements

        In connection with license arrangements with the research university discussed in Note 9, the Company has certain annual fixed obligations to pay fees for the technology licensed. Beginning in 2010, the annual financial obligations, which extend through the life of the patent and are approximately $0.2 million per year. The Company may terminate the agreements at any time without further annual obligations. Annual payments may be applied towards royalties payable to the licensor for that year for product sales, sublicensing of the patent rights or joint development revenue.

Legal Contingencies

        In August 2008, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against the Company, Sandoz and Novartis AG in the United Stated Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleges infringement by the Company, Sandoz and Novartis AG of Orange Book patents owned by Yeda and licensed by Teva and seeks monetary, injunctive and declaratory relief. In November 2008, the Company and Sandoz each filed responsive pleadings denying the allegations of infringement, setting forth affirmative defenses based on invalidity, non-infringement and inequitable conduct and counterclaims seeking declaratory relief that the patent rights of Teva and Yeda pertaining to M356 are either not infringed, invalid or unenforceable. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against the us and Sandoz. In April 2011, Teva filed a motion for summary judgment of no inequitable conduct. In June 2011, the court denied Teva's motion and granted a bench trial, which occurred in July 2011, to hear the issue of inequitable conduct only. The trial on the remaining issues occurred in September 2011 in the consolidated case. There is no defined timeframe for the court to issue a decision.

        In December 2009, in a separate action in the same court, Teva sued Sandoz, Novartis AG and the Company for patent infringement related to certain non-Orange Book patents after Teva's motion to add those patents to the ongoing Paragraph IV litigation was denied. In January 2010, the Company and Sandoz filed a motion to dismiss this second suit on several grounds, including the failure of Teva to state an actionable legal claim and lack of subject matter jurisdiction. The motion is pending.

        While the Company has vigorously defended these suits, a delay in a final judgment could significantly delay, impair or prevent its ability to commercialize M356 and the Company's business could be materially harmed. Litigation involves many risks and uncertainties, and there is no assurance that Novartis AG, Sandoz or the Company will prevail in either lawsuit. At this time, the Company believes a loss is not probable.

        In September 2011, the Company sued Amphastar Pharmaceuticals Inc. ("Amphastar"), Watson Pharmaceuticals Inc. ("Watson"), and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar) in the United States District Court for the District of Massachusetts for infringement of two of the Company's patents. Also in September, 2011, the Company filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar, Watson and International Medical Systems, Ltd. from selling their enoxaparin sodium product in the United States. In October 2011, the court granted the Company's motion for a preliminary injunction and entered an order enjoining Amphastar, Watson and International Medical Systems, Ltd. from advertising, offering for sale or selling their enoxaparin sodium product in the United States until the conclusion of a trial on the merits and required the Company and Sandoz to post a security bond of $100 million to maintain the preliminary injunction. Amphastar, Watson and International Medical Systems, Ltd. filed a notice to appeal the decision and an emergency motion to dissolve or stay the preliminary injunction. In January 2012, the Court of Appeals for the Federal Circuit granted the motion to stay the preliminary injunction, pending appeal. The collateral for the security bond posted in the litigation remains outstanding. In the event that the Company loses the case at the District Court, it is determined that the preliminary injunction was improvidently granted, and Amphastar and Watson are able to prove they suffered damages as a result of the injunction during the period the preliminary injunction was in effect, the Company could be liable for damages for up to $35 million of the security bond.

        While the Company intends to vigorously prosecute this action against Watson and Amphastar, and believes that it can ultimately prove its case in court, this suit could last a number of years. As a result, absent preliminary injunctive relief, recovery of lost profits and damages could await a final judgment after an appeal of a district court decision. Litigation involves many risks and uncertainties, and there is no assurance that the Company or Sandoz will prevail in these patent enforcement suits.

15. 401(k) Plan

        The Company has a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company has discretion to make contributions to the plan. In March 2005, the Company's Board of Directors approved a match of 50% of the first 6% contributed by employees, effective for the 2004 plan year and thereafter. The Company recorded $0.5 million, $0.5 million and $0.4 million of such match expense in the years ended December 31, 2011, 2010 and 2009, respectively.

16. Related Party Transactions

        In April 2007, the Company entered into an asset purchase agreement, or the Purchase Agreement, with Parivid, LLC, or Parivid, a provider of data integration and analysis services to the Company, and S. Raguram, the principal owner and Chief Technology Officer of Parivid. Parivid is considered to be a related party because a co-founder and member of the Company's Board of Directors is the brother of S. Raguram. Pursuant to the Purchase Agreement, the Company acquired patent rights, software, know-how and other intangible assets, and assumed certain specified liabilities of Parivid related to the acquired assets in exchange for $2.5 million in cash paid at closing and up to $11.0 million in contingent milestone payments in a combination of cash and/or stock in the manner and on the terms and conditions set forth in the Purchase Agreement.

        The contingent milestone payments are structured to include (i) potential payments of no more than $2.0 million in cash if certain milestones are achieved within two years from the date of the Purchase Agreement (the "Initial Milestones") and (ii) the issuance of up to $9.0 million of our common stock to Parivid if certain other milestones are achieved within fifteen years of the date of the Purchase Agreement. In 2007, the Company recorded a total purchase price of $4.5 million that includes the $2.5 million cash paid at the closing and $2.0 million in Initial Milestone payments, which were probable and accrued at the time.

        In August 2009, the Company entered into an Amendment to the Purchase Agreement where the Company agreed to extend the time period for completion of the Initial Milestones to June 30, 2009, specified those Initial Milestones that had been achieved as of June 30, 2009 and, as consideration for the completion and satisfaction of the Initial Milestones that were achieved, agreed to pay Parivid $0.5 million cash and to issue 91,576 shares of the Company's common stock, at a value of $10.92 per share. In addition, in September 2009, the Company made a cash payment of $0.1 million to Parivid, recorded as other expense, representing the difference between the net proceeds from Parivid's sale of the shares issued in satisfaction of the Initial Milestones and the value of such shares as of the date of the Amendment.

        In July 2011, the Company entered into an Amendment to the Purchase Agreement where the parties agreed that a milestone payment would be made in cash rather than through the issuance of Company stock. In August 2011, the Company paid Parivid $6.7 million in cash, in lieu of stock, pursuant to this Amendment as consideration for the completion and satisfaction of a milestone related to the enoxaparin sodium injection developed technology that was achieved in July 2011. The Company capitalized the payment as developed technology, which is included in intangible assets in the consolidated balance sheet as of December 31, 2011. The developed technology is being amortized over the estimated useful life of the enoxaparin sodium injection developed technology of approximately 10 years.

17. Asset Purchase

        On December 5, 2011, the Company entered into an asset purchase agreement, or the Virdante Purchase Agreement, with Virdante Pharmaceuticals, Inc., or Virdante, a developer of sialic switch technology. Pursuant to the Virdante Purchase Agreement, the Company acquired the sialic switch assets of Virdante, including intellectual property and cell lines, relating to the sialylation of intravenous immunoglobulin and other proteins. In exchange, the Company agreed to make an upfront payment of $4.5 million which was charged as in-process research and development expense and is included in research and development expense in the consolidated statement of operations for the year ended December 31, 2011. The Company may make additional contingent milestone payments, which, if all development and regulatory milestones are achieved, will total $51.5 million.

18. Subsequent Events

        The Company evaluated events and transactions after the date of the balance sheet date but prior to the issuance of the financial statements for potential recognition or disclosure in its financial statements. The Company did not identify any material subsequent events requiring adjustment (recognized subsequent events). Other than the Baxter collaboration discussed below, the Company did not identify any material subsequent events requiring disclosure.

        On December 22, 2011, the Company and Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA (collectively, "Baxter") entered into a Development, License and Option Agreement (the "Baxter Agreement") under which the Company agreed to collaborate, on a world-wide basis, on the development and commercialization of two follow-on biologic products. In addition, Baxter has the right to select up to four additional follow-on biologic products to be included in the collaboration. The Baxter Agreement became effective on February 13, 2012, following expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as amended.

        Under the terms of the Baxter Agreement, Baxter agreed to pay the Company:

  •
  an upfront payment of $33 million;

  •
  technical and development milestone payments totaling up to $91 million across the six product candidates;

  •
  regulatory milestones totaling up to $300 million, on a sliding scale, across the six product candidates where, based on the products' regulatory application, there is a significant reduction in the scope of the clinical trial program required for regulatory approval;

  •
  option payments totaling $28 million for the exercise of the options with respect to the additional four product candidates that can be named under the Baxter Agreement, and payments of $5 million each for extensions of the period during which such additional products may be named; and

  •
  royalties on net sales of licensed products worldwide, with a base royalty rate in the high single digits with the potential for significant tiered increases based on the number of competitors, the interchangeability of the product, and the sales tier for each product. The maximum royalty with all potential increases would be slightly more than double the base royalty.

        Costs, including development costs, payments to third parties for intellectual property licenses, and expenses for legal proceedings, including the patent exchange process pursuant to the Biologics Price Competition and Innovation Act of 2009, will be borne by the parties in varying proportions, depending on the type of expense and the stage of development. The Company has the option to participate, at its discretion, in a cost and profit share arrangement for the four additional products up to 30%. If the profit share is elected, the royalties payable would be reduced by up to nearly half. Absent a cost share arrangement, the Company will generally be responsible for research and process development costs prior to filing an Investigational New Drug Application and the cost of in-human clinical trials, manufacturing in accordance with current good manufacturing practices and commercialization will be borne by Baxter.

        Under the Baxter Agreement, each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all therapeutic indications. In addition, the Company has agreed, for a period commencing six months following the effective date and ending on the earlier of three years from the effective date of the Baxter Agreement (subject to certain limited time extensions as provided for in the Baxter Agreement) or the selection of the four additional products, to notify Baxter of bona fide offers from third parties to develop or commercialize a follow-on biologic product that could be an additional product candidate. Following such notification, if Baxter does not select such proposed product or products for inclusion in the collaboration, the Company has the right to develop, manufacture, and commercialize such product or products on its own or with a third party. The Company also agreed to provide Baxter with a right of first negotiation with respect to collaborating in the development of a competing product for a period of three years following the effectiveness of an Investigational New Drug exemption or waiver or regulatory authority authorization to dose humans, subject to certain restrictions as outlined in the Baxter Agreement. Following the third anniversary of the effective date of the Baxter Agreement (subject to certain limited time extensions as provided for in the Baxter Agreement), the Company may develop, on its own or with a third party, any follow-on biologic products not named under the Baxter Agreement, subject to certain restrictions.

        The collaboration is governed by a joint steering committee, consisting of an equal number of members from the Company and Baxter, to oversee and manage the development and commercialization of products under the collaboration.

        The term of the collaboration shall continue throughout the development and commercialization of the products, on a product-by-product and country-by-country basis, until there is no remaining payment obligation with respect to a product in the relevant territory, unless earlier terminated by either party pursuant to the terms of the Baxter Agreement.

        The Baxter Agreement may be terminated:

  •
  by either party for breach by or bankruptcy of the other party;

  •
  by the Company in the event Baxter elects to terminate the Baxter Agreement with respect to both of the initial two products within a certain time period;

  •
  by Baxter for its convenience; or

  •
  by the Company in the event Baxter does not exercise commercially reasonable efforts to commercialize a product in the United States or other specified countries, provided, that we also have certain rights to directly commercialize such product, as opposed to terminating the Baxter Agreement, in event of such a breach by Baxter.

19. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2011
Product revenue	$75,761	$83,848	$84,717	$26,148
Research and development revenue	$2,411	$3,648	$3,228	$3,307
Total collaboration revenue	$78,172	$87,496	$87,945	$29,455
Net income (loss)	$57,006	$64,265	$60,338	$(1,253)
Basic net income (loss) per common share	$1.15	$1.29	$1.21	$(0.02)
Diluted net income (loss) per common share	$1.13	$1.26	$1.18	$(0.02)
Shares used in computing basic net income (loss) per common share	49,532	49,708	50,034	50,128
Shares used in computing diluted net income (loss) per common share	50,334	51,001	51,048	50,128
2010
Product revenue	$—	$—	$44,188	$52,437
Research and development revenue	$3,690	$2,795	$7,773	$5,889
Total collaboration revenue	$3,690	$2,795	$51,961	$58,326
Net income (loss)	$(16,084)	$(15,004)	$32,120	$36,258
Basic net income (loss) per common share	$(0.37)	$(0.34)	$0.72	$0.79
Diluted net income (loss) per common share	$(0.37)	$(0.34)	$0.70	$0.77
Shares used in computing basic net income (loss) per common share	43,752	44,069	44,719	45,940
Shares used in computing diluted net income (loss) per common share	43,752	44,069	46,032	46,930

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

1.     Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15I and 15d-15I under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

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

        Our management, including the supervision and participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework."

        Based on its assessment, our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

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

        (b)   Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders of Momenta Pharmaceuticals, Inc.

        We have audited Momenta Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Momenta Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Momenta Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Momenta Pharmaceuticals, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011 of Momenta Pharmaceuticals, Inc. and our report dated February 28, 2012 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 28, 2012

        (c)   Changes in Internal Control Over Financial Reporting

        None

Item 9B.    OTHER INFORMATION

        Not applicable.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors," "Corporate Governance—Our Executive Officers," "Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance—Board Committees" in our definitive proxy statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

Item 11.    EXECUTIVE COMPENSATION

        The information under the headings or subheadings "Executive Compensation," "Compensation of Directors," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in our definitive proxy statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. Information required by this Item relating to securities authorized for issuance under equity compensation plans is contained in our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the subheading "Equity Compensation Plan Information" and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The discussion under the headings "Certain Relationships and Related Transactions" and "Corporate Governance—Board Determination of Independence" in our definitive proxy statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The discussion under the heading "Ratification of Selection of Independent Registered Public Accounting Firm" in our definitive proxy statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of February, 2012.

MOMENTA PHARMACEUTICALS, INC.
By:	/s/ CRAIG A. WHEELER Craig A. Wheeler Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG A. WHEELER Craig A. Wheeler	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012
/s/ RICHARD P. SHEA Richard P. Shea	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2012
/s/ JAMES SULAT James Sulat	Chairman of the Board and Director	February 28, 2012
/s/ JOHN K. CLARKE John K. Clarke	Director	February 28, 2012
/s/ MARSHA H. FANUCCI Marsha H. Fanucci	Director	February 28, 2012
/s/ PETER BARTON HUTT Peter Barton Hutt	Director	February 28, 2012
Bruce Downey	Director
/s/ THOMAS KOESTLER Thomas Koestler	Director	February 28, 2012
/s/ BENNETT M. SHAPIRO Bennett M. Shapiro	Director	February 28, 2012
/s/ ELIZABETH STONER Elizabeth Stoner	Director	February 28, 2012

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
	Articles of Incorporation and By-Laws
3.1	Third Amended and Restated Certificate of Incorporation	S-1	3.3	3/11/2004	333-113522
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant	8-K	3.1	11/8/2005	000-50797
3.3	Second Amended and Restated By-Laws	S-1	3.4	3/11/2004	333-113522
	Instruments Defining the Rights of Security Holders
4.1	Specimen Certificate evidencing shares of common stock	S-1/A	4.1	6/15/2004	333-113522
4.2	Investor Rights Agreement, dated as of July 25, 2006, by and between Novartis Pharma AG and the Registrant	10-Q	10.2	11/8/2006	000-50797
	Material Contracts—License Agreements
10.1†	Collaboration and License Agreement, dated November 1, 2003, by and among Biochemie West Indies, N.V., Geneva Pharmaceuticals, Inc. and the Registrant	S-1/A	10.4	5/11/2004	333-113522
10.2†	Amended and Restated Exclusive Patent License Agreement, dated November 1, 2002, by and between the Massachusetts Institute of Technology and the Registrant (the "November 1, 2002 M.I.T. License"); First Amendment to the November 1, 2002 M.I.T. License, dated November 15, 2002, by and between the Massachusetts Institute of Technology and the Registrant; Letter Agreement, dated September 12, 2003, between the Massachusetts Institute of Technology and the Registrant; Letter Agreement, dated October 22, 2003, between the Massachusetts Institute of Technology and the Registrant; Second Amendment to the November 1, 2002 M.I.T. License, dated November 19, 2003, by and between the Massachusetts Institute of Technology and the Registrant; Third Amendment to the November 1, 2002 M.I.T. License, dated April 2, 2004, by and between the Massachusetts Institute of Technology and the Registrant	8-K	10.1	8/15/2006	000-50797

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.3†	Letter Agreement Regarding November 1, 2002 M.I.T. License, dated August 4, 2006, between the Massachusetts Institute of Technology and the Registrant	8-K	10.1	8/15/2006	000-50797
10.4†	Letter Agreement Regarding November 1, 2002 M.I.T. License, dated October 18, 2006, between the Massachusetts Institute of Technology and the Registrant	10-Q	10.6	11/8/2006	000-50797
10.5†	Exclusive Patent License Agreement, dated October 31, 2002, by and between the Massachusetts Institute of Technology and the Registrant (the "October 31, 2002 M.I.T. License"); First Amendment to the October 31, 2002 M.I.T. License, dated November 15, 2002, by and between the Massachusetts Institute of Technology and the Registrant	S-1/A	10.6	5/11/2004	333-113522
10.6†	Fourth Amendment to the November 1, 2002 M.I.T. License, dated July 17, 2004, by and between the Massachusetts Institute of Technology and the Registrant	10-Q	10.3	8/16/2004	000-50797
10.7†	Second Amendment to the October 31, 2002 M.I.T. License, dated July 17, 2004, by and between the Massachusetts Institute of Technology and the Registrant	10-Q	10.4	8/16/2004	000-50797
10.8†	Fifth Amendment to the November 1, 2002 M.I.T. License, dated August 5, 2006, by and between the Massachusetts Institute of Technology and the Registrant	10-Q	10.5	11/8/2006	000-50797
10.9†	Third Amendment to the October 31, 2002 M.I.T. License, dated August 5, 2006, by and between the Massachusetts Institute of Technology and the Registrant	10-Q	10.4	11/8/2006	000-50797
10.10	Sixth Amendment to the November 1, 2002 M.I.T. License, dated January 10, 2007, by and between the Massachusetts Institute of Technology and the Registrant	10-K	10.8	3/15/2007	000-50797
10.11	Fourth Amendment to the October 31, 2002 M.I.T. License, dated January 10, 2007, by and between the Massachusetts Institute of Technology and the Registrant	10-K	10.11	3/15/2007	000-50797
10.12	Letter Agreement dated January 29, 2007 between Sandoz AG and the Registrant	10-K	10.16	3/15/2007	000-50797
10.13	Letter Agreement dated February 1, 2007 between Sandoz AG and the Registrant	10-Q	10.2	5/10/2007	000-50797

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.14	Letter Agreement Regarding the November 1, 2002 M.I.T. License, dated June 12, 2007, between the Massachusetts Institute of Technology and the Registrant	10-Q	10.2	8/9/2007	000-50797
10.15†	Collaboration and License Agreement, dated June 13, 2007, by and among Sandoz AG and the Registrant	10-Q	10.1	8/9/2007	000-50797
10.16	Amendment No. 1, dated April 25, 2008, to the Collaboration and License Agreement, dated June 13, 2007, by and among Sandoz AG and the Registrant	10-Q	10.1	5/9/2008	000-50797
10.17	Seventh Amendment to the Amended and Restated Exclusive Patent License Agreement, dated November 1, 2002, by and between the Massachusetts Institute of Technology and the Registrant dated June 1, 2009	10-Q	10.1	8/6/2009	000-50797
10.18†	Amendment No. 2, dated December 11, 2009, to the Collaboration and License Agreement, dated June 13, 2007, by and among Sandoz AG and the Registrant	10-K	10.18	3/12/2010	000-50797
10.19†	Letter Agreement, dated December 22, 2010, by and between the Registrant and the Massachusetts Institute of Technology	8-K	10.1	12/23/2010	000-50797
*10.20	Letter Agreement dated November 8, 2011 by and between the Registrant, Sandoz AG and Sandoz Inc.
*10.21†	Development, License and Option Agreement by and between the Registrant and Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA dated December 22, 2011
10.22	Amendment No. 3, dated April 1, 2011, to the Collaboration and License Agreement dated June 13, 2007 by and among Sandoz AG and the Registrant.	10-Q	10.1	8/5/2011	000-50797
	Material Contracts—Management Contracts and Compensation Plans
10.23#	Amended and Restated 2002 Stock Incentive Plan	10-K	10.17	3/15/2007	000-50797
10.24#	2004 Stock Incentive Plan, as amended	10-K	10.18	3/15/2007	000-50797
10.25#	Form of Incentive Stock Option Agreement Granted Under 2004 Stock Incentive Plan	10-Q	10.1	8/16/2004	000-50797
10.26#	Form of Nonstatutory Stock Option Agreement Granted Under 2004 Stock Incentive Plan	10-Q	10.2	8/16/2004	000-50797

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.27#	Form of Restricted Stock Agreement Under 2004 Stock Incentive Plan	8-K	10.2	2/28/08	000-50797
10.28#	2004 Employee Stock Purchase Plan	10-Q	10.1	5/6/2010	000-50797
10.29#	Non-Employee Director Compensation Summary	10-Q	10.3	8/5/2011	000-50797
10.30#	Employment Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.7	11/8/2006	000-50797
10.31#	Amendment dated December 16, 2010 to the Employment Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-K	10.28	3/10/2011
10.32#	Restricted Stock Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.8	11/8/2006	000-50797
10.33#	Nonstatutory Stock Option Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.9	11/8/2006	000-50797
10.34#	Incentive Stock Option Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.10	11/8/2006	000-50797
10.35#	Restricted Stock Agreement, dated December 15, 2006, between John E. Bishop and the Registrant	10-K	10.56	3/15/2007	000-50797
10.36#	Restricted Stock Agreement, dated December 14, 2007, between John E. Bishop and the Registrant	10-K	10.35	3/10/2008	000-50797
10.37#	Restricted Stock Agreement, dated August 15, 2007, between Richard P. Shea and the Registrant	10-Q	10.1	11/08/2007	000-50797
10.38#	Restricted Stock Agreement, dated January 17, 2007, between Craig Wheeler and the Registrant	10-Q	10.7	11/8/2006	000-50797
10.39#	Form of Employment Agreement for executive officers	10-Q	10.3	5/9/2008	000-50797
10.40#	Second Amended and Restated Employment Agreement, dated April 28, 2008, by the Registrant and Ganesh Venkataraman	10-Q	10.4	5/9/2008	000-50797
10.41#	Form of Amendment to Employment Agreement, dated May 28, 2008, by the Registrant and each of John E. Bishop and James Roach	10-Q	10.1	8/5/2008	000-50797
10.42#	Form of Amendment to the Employment Agreement for executive officers dated December 15, 2010	10-K	10.39	3/11/3011

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.43#	Amendment No. 1 to the Restricted Stock Agreement made on January 17, 2007 between the Registrant and Craig A. Wheeler dated November 4, 2009.	10-Q	10.1	11/5/2009	000-50797
10.44	Form of Restricted Stock Agreement	8-K	10.1	4/1/2011	000-50797
	Material Contracts—Leases
10.45†	Sublease Agreement, dated September 14, 2004, by and between Vertex Pharmaceuticals Incorporated and the Registrant	10-Q	10.9	11/12/2004	000-50797
10.46	First Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004), dated September 7, 2005, between Vertex Pharmaceuticals Incorporated and the Registrant	10-Q	10.3	11/14/2005	000-50797
10.47	Second Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of November 21, 2005, between Vertex Pharmaceuticals Incorporated and the Registrant	10-K	10.47	3/16/2006	000-50797
10.48	Third Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of January 27, 2006, between Vertex Pharmaceuticals Incorporated and the Registrant	10-K	10.48	3/16/2006	000-50797
10.49	Letter Agreement (regarding Sublease Agreement, dated September 14, 2004, as amended), dated June 29, 2006, between Vertex Pharmaceuticals Incorporated and the Registrant	10-Q	10.01	8/9/2006	000-50797
	Material Contracts—Stock Purchase Agreement
10.50	Stock Purchase Agreement, dated July 25, 2006, by and between Novartis Pharma AG and the Registrant	10-Q	10.1	11/8/2006	000-50797
	Material Contracts—Asset Purchase Agreement
10.51	Asset Purchase Agreement dated as of April 20, 2007 by and among Parivid, LLC, S. Raguram and the Registrant	10-Q	10.3	5/10/2007	000-50797
10.52	Amendment No. 1 to the April 20, 2007 Asset Purchase Agreement between Parivid LLC, S. Raguram and the Registrant dated August 4, 2009.	10-Q	10.2	8/6/2009	000-50797

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.53	Amendment No. 2 to the April 20, 2007 Asset Purchase Agreement between Parivid LLC, S. Raguram and the Registrant dated July 18, 2011	10-Q	10.2	8/5/2011	000-50797
*10.54†	Asset Purchase Agreement dated December 5, 2011 between the Registrant and Virdante Pharmaceuticals, Inc.
Additional Exhibits
*21	List of Subsidiaries
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **
101.REF	XBRL Taxonomy Reference Linkbase Document. **

*
Filed herewith.

†
Confidential treatment requested and/or as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#
Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.

**
submitted electronically herewith

        The following financial information from Momenta Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2011, filed with the SEC on February 28, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009 and (v) Notes to Consolidated Financial Statements.

        In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.