Form 10-Q
period 2012-06-30
MOMENTA PHARMACEUTICALS INC
filed 2012-08-08
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of August 3, 2012.

Class	Number of Shares
Common Stock $0.0001 par value	51,683,532

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

i

PART I. FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$68,327	$49,245
Marketable securities	303,984	299,193
Accounts receivable	19,352	28,171
Unbilled revenue	1,054	2,765
Prepaid expenses and other current assets	2,834	2,547
Restricted cash	17,500	17,500

Total current assets	413,051	399,421
Property and equipment, net	22,349	13,327
Intangible assets, net	7,241	7,772
Restricted cash and other long-term assets	2,860	389

Total assets	$445,501	$420,909

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,842	$4,709
Accrued expenses	10,750	9,131
Deferred revenue	6,249	2,156
Deferred rent	245	32

Total current liabilities	21,086	16,028
Deferred revenue, net of current portion	28,041	1,608
Deferred rent, net of current portion	11	144
Other long-term liabilities	51	51

Total liabilities	49,189	17,831

Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 5,000 shares authorized at June 30, 2012 and December 31, 2011, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value per share designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized at June 30, 2012 and December 31, 2011, 51,646 and 51,285 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	5	5
Additional paid-in capital	514,873	506,557
Accumulated other comprehensive loss	(14)	(81)
Accumulated deficit	(118,552)	(103,403)

Total stockholders’ equity	396,312	403,078

Total liabilities and stockholders’ equity	$445,501	$420,909

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Collaboration revenues:
Product revenue	$19,352	$83,848	$41,382	$159,608
Research and development revenue	2,511	3,648	4,709	6,060
Total collaboration revenue	21,863	87,496	46,091	165,668

Operating expenses:
Research and development*	20,011	14,168	38,572	27,111
General and administrative*	12,353	9,205	23,310	17,515
Total operating expenses	32,364	23,373	61,882	44,626

Operating (loss) income	(10,501)	64,123	(15,791)	121,042

Other income (expense):
Interest income	335	176	642	304
Interest expense	—	(34)	—	(75)
Total other income	335	142	642	229

Net (loss) income	$(10,166)	$64,265	$(15,149)	$121,271

Net (loss) income per share:

Basic	$(0.20)	$1.29	$(0.30)	$2.44
Diluted	$(0.20)	$1.26	$(0.30)	$2.39

Weighted average shares outstanding:
Basic	50,354	49,708	50,297	49,620
Diluted	50,354	51,001	50,297	50,668

Comprehensive (loss) income	$(10,206)	$64,394	$(15,082)	$121,347

* Non-cash share-based compensation expense included in operating expenses is as follows:

Research and development	$1,432	$1,375	$2,786	$2,211
General and administrative	$2,025	$1,758	$3,925	$2,688

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(15,149)	$121,271
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,369	2,301
Share-based compensation expense	6,711	4,899
Amortization of premium on investments	1,211	708
Loss on disposal of assets	3	—
Changes in operating assets and liabilities:
Accounts receivable	8,819	(30,318)
Unbilled revenue	1,711	2,530
Prepaid expenses and other current assets	(287)	(855)
Restricted cash and other long-term assets	(2,471)	—
Accounts payable	(867)	(1,163)
Accrued expenses	1,619	(2,096)
Deferred rent	80	(23)
Deferred revenue	30,526	(1,066)

Net cash provided by operating activities	35,275	96,188

Cash Flows from Investing Activities:
Purchases of property and equipment	(11,863)	(4,242)
Purchases of marketable securities	(318,643)	(291,147)
Proceeds from maturities of marketable securities	312,708	120,182

Net cash used in investing activities	(17,798)	(175,207)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock under stock plans	1,605	3,527
Payments on financed leasehold improvements	—	(258)
Principal payments on capital lease obligations	—	(1,079)

Net cash provided by financing activities	1,605	2,190

Increase (decrease) in cash and cash equivalents	19,082	(76,829)
Cash and cash equivalents, beginning of period	49,245	100,681

Cash and cash equivalents, end of period	$68,327	$23,852

Supplemental Cash Flow Information:
Cash paid for interest	$—	$75

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                                                                      The Company

Business

Momenta Pharmaceuticals, Inc. (the “Company” or “Momenta”) was incorporated in the state of Delaware in May 2001 and began operations in early 2002. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company specializing in the detailed structural analysis of complex mixture drugs, applying its technology to the development of generic or follow-on versions of complex drug products as well as to the discovery and development of complex novel drugs. The Company presently derives all of its revenue from collaborations.

2.                                                                                      Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of Momenta Pharmaceuticals, Inc. (the “Company” or “Momenta”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s audited consolidated financial statements for the year ended December 31, 2011, which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on February 28, 2012. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

The accompanying condensed consolidated financial statements reflect the operations of the Company and the Company’s wholly-owned subsidiary Momenta Pharmaceuticals Securities Corporation. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, and share-based payments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Net (Loss) Income Per Common Share

The Company computes basic net (loss) income per common share by dividing net (loss) income by the weighted average number of common shares outstanding, which includes common stock issued as a result of public offerings, stock option exercises, stock purchased under the Company’s employee stock purchase plan and vesting of shares of restricted common stock. The Company computes diluted net (loss) income per common share by dividing net (loss) income by the weighted average number of common shares and potential shares from outstanding stock options and unvested restricted stock determined by applying the treasury stock method.

The following table sets forth for the periods presented the Company’s reconciliation of basic and diluted share amounts (in thousands, except per share amounts):

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
Numerator:
Net (loss) income	$(10,166)	$64,265	$(15,149)	$121,271

Denominator:
Basic weighted average shares outstanding	50,354	49,708	50,297	49,620
Weighted average stock equivalents from assumed exercise of stock options and restricted stock awards	—	1,293	—	1,048
Diluted weighted average shares outstanding	50,354	51,001	50,297	50,668

Basic net (loss) income per share	$(0.20)	$1.29	$(0.30)	$2.44
Diluted net (loss) income per share	$(0.20)	$1.26	$(0.30)	$2.39

Weighted average anti-dilutive shares related to:
Outstanding stock options	3,877	1,716	3,512	2,020
Restricted stock awards	1,033	835	983	436

For the three and six months ended June 30, 2012, the effect of all potentially dilutive securities is anti-dilutive as the Company had a net loss during those periods. Accordingly, basic and diluted net loss per share is the same for the three and six months ended June 30, 2012.

The weighted average anti-dilutive shares shown in the foregoing table were not included in the computation of diluted net (loss) income per share. In those reporting periods in which the Company has reported net income, anti-dilutive shares comprise those common stock equivalents that have either an exercise price above the average stock price for the period or average unrecognized share-based compensation expense related to the common stock equivalents is sufficient to “buy back” the entire amount of shares. In those reporting periods in which the Company has a net loss, anti-dilutive shares comprise the impact of that number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income. Furthermore, performance-based restricted common stock awards which vest based upon the United States Food and Drug Administration, or FDA, approval for M356, the Company’s second major generic program, in the United States, were excluded from diluted shares outstanding as the vesting condition had not been met as of June 30, 2012.

Fair Value Measurements

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Codification, or ASC, Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Update No. 2011-04 clarifies the FASB’s intent about the application of certain existing fair value measurement and disclosure requirements and changes certain principles or requirements for measuring or disclosing information about fair value. It requires, for all Level 3 fair value measurements, new quantitative information about significant unobservable inputs used. In January 2012, the Company adopted Update No. 2011-04. Update No. 2011-04 does not impact the Company’s results of operations or financial position.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value hierarchy level is determined by the lowest level of significant input. Financial assets measured at fair value on a recurring basis are summarized as follows (in thousands):

Description	Balance as of June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$68,327	$68,327	$—	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	105,012	—	105,012	—
Corporate debt securities	132,248	—	132,248	—
Commercial paper obligations	66,724	—	66,724	—

Total	$372,311	$68,327	$303,984	$—

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$45,316	$45,316	$—	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	163,997	—	163,997	—
Corporate debt securities	64,245	—	64,245	—
Commercial paper obligations	66,245	—	66,245	—
Foreign government bond	6,705	—	6,705	—
U.S. Treasury obligation	1,001	1,001	—	—

Total	$347,509	$46,317	$301,192	$—

In the tables above, as of June 30, 2012 and December 31, 2011, corporate debt securities include $7.5 million and $28.5 million, respectively, of Federal Deposit Insurance Corporation, or FDIC, guaranteed senior notes issued by financial institutions under the FDIC’s Temporary Liquidity Guarantee Program.

During the six months ended June 30, 2012, there were no transfers between Level 1 and Level 2 financial assets. The Company did not have any non-recurring fair value measurements on any assets or liabilities at June 30, 2012 and December 31, 2011. The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, accounts receivable, unbilled revenue, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Cash, Cash Equivalents and Marketable Securities

The Company invests its cash in bank deposits, money market accounts, corporate debt securities, United States treasury obligations, commercial paper and United States government-sponsored enterprise securities in accordance with its investment policy. The Company has established guidelines relating to diversification and maturities that allow the Company to manage risk.

The Company invests its excess cash balances in short-term and long-term marketable debt securities. The Company classifies its investments in marketable debt securities as available-for-sale based on facts and circumstances present at the time it purchased the securities. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in interest income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company reviewed its investments with unrealized losses and concluded that no other-than-temporary impairment existed at June 30, 2012 as it has the ability and intent to hold these investments to maturity and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company did not record any impairment charges related to its marketable securities during the three and six months ended June 30, 2012 and 2011. The Company’s marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. The Company’s cash equivalents are composed of money market funds, United States government-sponsored enterprise obligations and commercial paper.

The Company’s financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by its pricing services as of June 30, 2012 and December 31, 2011.

The following tables summarize the Company’s cash, cash equivalents and marketable securities at June 30, 2012 and December 31, 2011 (in thousands):

As of June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$68,327	$—	$—	$68,327
U.S. Government-sponsored enterprise obligations
Due in one year or less	25,385	2	(3)	25,384
Due in two years or less	79,655	9	(36)	79,628
Corporate debt securities
Due in one year or less	72,875	6	(30)	72,851
Due in two years or less	59,453	7	(63)	59,397
Commercial paper obligations due in one year or less	66,630	94	—	66,724

Total	$372,325	$118	$(132)	$372,311

Reported as:
Cash and cash equivalents	$68,327	$—	$—	$68,327
Marketable securities	303,998	118	(132)	303,984

Total	$372,325	$118	$(132)	$372,311

As of December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$46,245	$—	$—	$46,245
U.S. Government-sponsored enterprise obligations
Due in one year or less	53,730	10	(4)	53,736
Due in two years or less	110,344	11	(94)	110,261
Corporate debt securities
Due in one year or less	63,224	12	(48)	63,188
Due in two years or less	1,060	—	(3)	1,057
Commercial paper obligations due in one year or less	66,193	52	—	66,245
Foreign government bond due in one year or less	6,722	—	(17)	6,705
U.S. Treasury obligations due in one year or less	1,001	—	—	1,001

Total	$348,519	$85	$(166)	$348,438

Reported as:
Cash and cash equivalents	$49,244	$1	$—	$49,245
Marketable securities	299,275	84	(166)	299,193

Total	$348,519	$85	$(166)	$348,438

At June 30, 2012, the Company held 45 marketable securities that were in a continuous unrealized loss position for less than one year. At December 31, 2011, the Company held 35 marketable securities that were in a continuous unrealized loss position for less than one year. At June 30, 2012 and December 31, 2011, no marketable securities were in a continuous unrealized loss position for greater than one year.

The unrealized losses were caused by fluctuations in interest rates. The following table summarizes the aggregate fair value of these securities at June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012		As of December 31, 2011
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
U.S. Government-sponsored enterprise obligations	$67,751	$(39)	$104,107	$(98)
Corporate debt securities	$106,565	$(93)	$36,582	$(51)
Foreign government bond	$—	$—	$6,705	$(17)

Income Taxes

The Company generated U.S. taxable income during the years ended December 31, 2011 and 2010, and as a result, utilized $192.3 million and $26.3 million, respectively, of its available federal net operating loss carryforwards to offset this income. At December 31, 2011, the Company had federal and state net operating loss carryforwards of $25.9 million and $18.7 million, respectively, available to reduce future taxable income and which will expire at various dates through 2029. Of this amount, approximately $8.3 million of federal and state net operating loss carryforwards relate to stock option deductions for which the related tax benefit will be recognized in equity when realized. At December 31, 2011, the Company had federal and state research and development and other credit carryforwards of $4.9 million and $3.1 million, respectively, available to reduce future tax liabilities, which will expire at various dates beginning in 2017 through 2030.

As of December 31, 2011, the Company had $2.8 million of gross unrecognized tax benefits, $2.7 million of which, if recognized, would impact the Company’s effective tax rate. The difference between the total amount of the unrecognized tax benefits and the amount that would affect the effective tax rate consists of the federal tax benefit of state research and development credits.

In March 2012, the Company entered into a Tax Incentive Agreement with the Massachusetts Life Sciences Center (“MLSC”) under the MLSC’s Life Sciences Tax Incentive Program (the “Program”) to expand life sciences-related employment opportunities, promote health-related innovations and stimulate research and development, manufacturing and commercialization in the life sciences in the Commonwealth of Massachusetts. The Program was established in 2008 in order to incentivize life sciences companies to create new sustained jobs in Massachusetts. Under the Tax Incentive Agreement, once the Company attains its job creation commitment, it expects to receive a job creation tax award in the amount of $1.2 million. Jobs must be maintained for at least five years, during which time a portion of the grant proceeds can be recovered by the Massachusetts Department of Revenue if the Company does not meet and maintain its job creation commitments. Once the Company attains the initial job creation commitment, it will recognize the award as other income in its consolidated statements of comprehensive (loss) income over the five year period the Company satisfies its job creation commitments.

Comprehensive (Loss) Income

In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. In January 2012, the Company adopted Update No. 2011-05, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB until further notice. Update No. 2011-05 is related to presentation only and does not impact the Company’s results of operations or financial position. See the unaudited condensed consolidated statements of comprehensive (loss) income for relevant disclosures.

3.                           Intangible Assets

As of June 30, 2012 and December 31, 2011, intangible assets, net of accumulated amortization, were as follows (in thousands):

		As of June 30, 2012		As of December 31, 2011
	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core and developed technology	10	$10,257	$(3,016)	$10,257	$(2,485)
Non-compete agreement	2	170	(170)	170	(170)

Total intangible assets	10	$10,427	$(3,186)	$10,427	$(2,655)

The Company’s intangible assets are described in Note 7, Related Party Transactions.

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets as there is no other pattern of use that is reasonably estimable. Amortization expense was approximately $0.3 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively. Amortization expense was approximately $0.5 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively.

The Company expects to incur amortization expense of appropriately $1.1 million per year for each of the next five years.

4.                             Restricted Cash

The Company designated $17.5 million as collateral for a security bond posted in the litigation against Watson Pharmaceuticals Inc. (“Watson”), Amphastar Pharmaceuticals Inc. (“Amphastar”) and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar). The $17.5 million is held in an escrow account by Hanover Insurance.

During the three months ended June 30, 2012, the Company designated $2.5 million as collateral for a letter of credit related to the lease of office and laboratory space at its headquarters located at 675 West Kendall Street, Cambridge, Massachusetts. This balance will remain restricted through the remaining term of the lease which ends in April 2015. The Company will earn interest on the balance.

5.                                      Collaboration and License Agreements

2003 Sandoz Collaboration

In November 2003, the Company entered into a collaboration and license agreement (the “2003 Sandoz Collaboration”) with Sandoz AG and Sandoz Inc. (collectively, “Sandoz”) to jointly develop and commercialize enoxaparin sodium injection, a generic version of Lovenox®, a low molecular weight heparin or LMWH.

Under the 2003 Sandoz Collaboration, the Company granted Sandoz the exclusive right to manufacture, distribute and sell enoxaparin sodium injection in the United States. The Company agreed to provide development and related services on a commercially reasonable basis, which included developing a manufacturing process to make enoxaparin sodium injection, scaling up the process, contributing to the preparation of an Abbreviated New Drug Application, or ANDA, in Sandoz’s name to be filed with the FDA, further scaling up the manufacturing process to commercial scale, and related development of intellectual property. The Company has the right to participate in a joint steering committee which is responsible for overseeing development, legal and commercial activities and which approves the annual collaboration plan. Sandoz is responsible for commercialization activities and will exclusively distribute and market the product. The Company identified two significant deliverables in this arrangement consisting of: (i) a license and (ii) development and related services. The Company determined that the license did not meet the criteria for separation as it did not have stand-alone value apart from the development services, which are proprietary to the Company. Therefore, the Company determined that a single unit of accounting exists with respect to the 2003 Sandoz Collaboration.

In July 2010, the FDA granted marketing approval of the ANDA for enoxaparin sodium injection filed by Sandoz. The Company is paid at cost for external costs incurred for development and related activities and is paid for full time equivalents, or FTEs, performing development and related services. The profit-share or royalties Sandoz is obligated to pay the Company under the 2003 Sandoz Collaboration differ depending on whether (i) there are no third-party competitors marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), (ii) a Lovenox-Equivalent Product is being marketed by Sanofi-Aventis, which distributes the brand name Lovenox, or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, or (iii) there is one or more third-party which is not Sanofi-Aventis marketing a Lovenox-Equivalent Product. Until October 2011, no third-party competitors were marketing a Lovenox-Equivalent Product; therefore, Sandoz paid the Company 45% of the contractual profits from the sale of enoxaparin sodium injection. Profits on sales of enoxaparin sodium injection are calculated by deducting from net sales the cost of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. In October 2011, Sandoz confirmed that an authorized generic Lovenox-Equivalent Product was being marketed, which meant that Sandoz was obligated to pay the Company a royalty on its net sales of enoxaparin sodium injection until the contractual profits from those net sales in a product year (July 1—June 30) reached a certain threshold, which was achieved in December 2011, at which point the Company reverted back to receiving profit share revenue. Additionally, in October 2011, FDA approved the ANDA for the enoxaparin product of Watson and Amphastar. In January 2012, following the Court of Appeals for the Federal Circuit granting a stay of the preliminary injunction previously issued against them by the United States District Court, Watson announced that it and Amphastar intended to launch their enoxaparin product. Consequently, Sandoz is obligated to pay the Company a royalty on net sales in each post-launch contract year, which for net sales up to a pre-defined sales threshold is payable at a 10% rate, and for net sales above the sales threshold increases to 12%. The Company earned $19.4 million in royalty revenue and $41.4 million in profit share/royalty revenue from Sandoz during the three and six months ended June 30, 2012, respectively. The Company earned $83.8 million and $159.6 million in profit share product revenue from Sandoz during the three and six months ended June 30, 2011, respectively.

In June 2012, the Company exercised its audit rights under the 2003 Sandoz Collaboration and engaged an independent audit firm to conduct an audit of Sandoz’s reported product revenues for the product year July 1, 2011 to June 30, 2012. During the three month period ended March 31, 2012, the Company earned product revenue from Sandoz that was based on both a profit share and a royalty on Sandoz’s reported net sales of enoxaparin. The audit identified $2.3 million of product revenue that had not previously been reported by Sandoz to the Company related to the three month period ended March 31, 2012, resulting in an understatement of the Company’s product revenues for that period. The Company has recorded this additional $2.3 million of product revenue in the three month period ended June 30, 2012.

If certain milestones were achieved with respect to enoxaparin sodium injection under certain circumstances, Sandoz agreed to make payments to the Company which would reach $55 million if all such milestones were achieved. Under the 2003 Sandoz Collaboration, in July 2010, upon the achievement of a regulatory milestone the Company earned and recognized $5.0 million in research and development revenue. In addition, no third-party competitors had marketed a Lovenox-Equivalent Product as of July 2011, the one year anniversary of the FDA’s approval of enoxaparin sodium for injection. As a result, in the third quarter of 2011, the Company earned and recognized $10.0 million in product revenue upon the achievement of the commercial milestone. The Company is no longer eligible to receive milestones under the 2003 Sandoz Collaboration because the remaining milestones were contingent upon there being no third-party competitors marketing an interchangeable generic version of a Lovenox-Equivalent Product.

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

Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG, an affiliate of Sandoz AG, at a per share price of $15.93 (the closing price of the Company’s common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million. The Company recognizes revenue from the $13.6 million paid premium on a straight-line basis over the estimated development period of approximately six years beginning in June 2007. The Company recognized research and development revenue relating to this paid premium of approximately $0.5 million for each of the three months ended June 30, 2012 and 2011. The Company recognized research and development revenue relating to this paid premium of approximately $1.1 million for each of the six months ended June 30, 2012 and 2011. The portion of the equity premium that is unearned at June 30, 2012 is included in deferred revenue. Under the 2006 Sandoz Collaboration, the Company and Sandoz AG expanded the geographic markets for enoxaparin sodium injection covered by the 2003 Sandoz Collaboration to include the European Union and further agreed to exclusively collaborate on the development and commercialization of M356 for sale in specified regions of the world. Each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions. The Company has agreed to provide development and related services on a commercially reasonable basis, which includes developing a manufacturing process to make the products, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale, and related development of intellectual property. The Company has the right to participate in a joint steering committee, which is responsible for overseeing development, legal and commercial activities and which approves the annual collaboration plan. Sandoz AG is responsible for commercialization activities and will exclusively distribute and market any products covered by the 2006 Sandoz Collaboration. The Company identified two significant deliverables in this arrangement consisting of (i) a license and (ii) the development and related services. The Company determined that the license did not meet the criteria for separation as it does not have stand-alone value apart from the development services, which are proprietary to the Company. Therefore, the Company has determined that a single unit of accounting exists with respect to the 2006 Sandoz Collaboration.

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

The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services, except with respect to any amounts due Sandoz for shared development costs, which are recorded on a net basis. The Company recorded a reduction in research and development revenue of $0.3 million for the three and six months ended June 30, 2012, related to the shared development costs. The Company recorded a reduction in research and development revenue of $0.9 million and $1.3 million for the three and six months ended June 30, 2011, respectively, related to the shared development costs.

Baxter Agreement

In December 2011, the Company entered into a development, license and option agreement with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA (collectively, “Baxter”). The Baxter Agreement became effective in February 2012, following expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as amended. The Company refers to this agreement as the “Baxter Agreement.”

Under the Baxter Agreement, the Company agreed to collaborate, on a world-wide basis, on the development and commercialization of two follow-on biologics, or “FOBs”, M923 and M834, products indicated in the inflammatory and autoimmune therapeutic areas, or the initial products. In addition, Baxter has the right, for a three year period, to select up to four additional FOBs to be included in the collaboration. In July 2012, Baxter selected a third FOB for inclusion in the collaboration. The Company initiated development of this product, a monoclonal antibody for oncology, which has been designated as M511. The Company does not receive milestones related to selection of additional products. The process for achieving milestones is as follows:

•                  Baxter selects an additional product to the collaboration and the Company initiates development.

•                  If the Company achieves pre-defined “Minimum Development” criteria related to the additional product, Baxter is given an option to exercise exclusive license rights.

•                  If Baxter exercises its exclusive license option to advance the product under the Baxter Agreement, the Company will earn a license payment.

•                  If the Company achieves pre-defined “Technical Development” criteria related to the initial product or additional product, the Company will earn a milestone payment.

•                  For the initial and additional products, if the Company either (a) submits an IND to the FDA or (b) is not required to file an IND, or the “Transition Period”, the Company will earn a milestone payment.

•                  Following the Transition Period, Baxter will assume responsibility for development of the FOBs, and the Company has the potential to receive up to $300 million in regulatory milestones. These milestones are designed to reward the Company, on a sliding scale, for reducing the scope of the clinical activities required to develop each FOB.

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

In addition, the Company has agreed, for a period commencing six months following the effective date and ending on the earlier of (i) three years from the effective date of the Baxter Agreement (subject to certain limited time extensions as provided for in the Baxter Agreement) or (ii) the selection of the four additional products, to notify Baxter of bona fide offers from third parties to develop or commercialize an FOB that could be an additional product candidate. Following such notification, if Baxter does not select such proposed product or products for inclusion in the collaboration, the Company has the right to develop, manufacture, and commercialize such product or products on its own or with a third party. The Company also agreed to provide Baxter with a right of first negotiation with respect to collaborating in the development of a competing product for a period of three years following the effectiveness of an IND exemption or waiver or regulatory authority authorization to dose humans, subject to certain restrictions as outlined in the Baxter Agreement. Following the third anniversary of the effective date of the Baxter Agreement (subject to certain limited time extensions as provided for in the Baxter Agreement), the Company may develop, on its own or with a third party, any follow-on biologic products not named under the Baxter Agreement, subject to certain restrictions.

Under the terms of the Baxter Agreement, the Company received an initial cash payment of $33 million. The Company is eligible to receive from Baxter license payments totaling $28 million for the exercise of options with respect to the additional four product candidates that can be named under the Baxter Agreement, payments of $5 million each for extensions of the period during which such additional products may be named, which is referred to as the “naming period,” and a license payment of $7 million upon the achievement of certain development criteria, as defined in the agreement, for M834 (a named FOB). The Company is also eligible to receive from Baxter an aggregate of approximately $380 million in potential milestone payments, comprised of (i) up to $80 million in substantive milestone payments upon achievement of specified technical and development milestone events across the six product candidates, and (ii) regulatory milestones totaling up to $300 million, on a sliding scale, across the six product candidates where, based on the products’ regulatory application, there is a significant reduction in the scope of the clinical trial program required for regulatory approval. Two of the technical and development milestones were time-based and the total eligible milestones have been adjusted to correspond to current development plans. There are no other time-based milestones included in the Baxter Agreement. The technical and development milestones include (i) achievement of certain criteria that will ultimately drive commercial feasibility for manufacturing the products and (ii) acceptance by the FDA of an IND application.

The first anticipated technical and development milestone is $6 million and is due to the Company upon achievement of technical criteria for the M923 product (a named FOB). The timing of this milestone is uncertain as the Company has not finalized its product development plans.

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

In accordance with FASB’s ASC Update No. 2009-13: Multiple-Deliverable Revenue Arrangements (Topic 615), the Company identified all of the deliverables at the inception of the Baxter Agreement. The deliverables were determined to include (i) the development and product licenses to the two initial FOBs and the four additional FOBs, (ii) the research and development services related to the two initial FOBs and the four additional FOBs and (iii) the Company’s participation in a joint steering committee. The Company has determined that each of the license deliverables do not have stand-alone value apart from the related research and development services deliverables as there are no other vendors selling similar, competing products on a stand-alone basis, Baxter does not have the contractual right to resell the license, and Baxter is unable to use the license for its intended purpose without the Company’s performance of research and development services. As such, the Company determined that separate units of accounting exist for each of the six licenses together with the related research and development services, as well as the joint steering committee with respect to this arrangement. The estimated selling prices for these units of accounting were determined based on similar license arrangements and the nature of the research and development services to be performed for Baxter and market rates for similar services. The arrangement consideration of $61 million, which includes the $33 million upfront payment and aggregate option payments of $28 million, was allocated to the units of accounting based on the relative selling price method. Of the $61 million, $10.3 million has been allocated to the first initial product license together with the related research and development services, $10.3 million to each of the four additional product licenses with the related research and development services, $9.4 million has been allocated to the second initial product license together with the related research and development services due to that product’s stage of development at the time the license was delivered, and $114,000 has been allocated to the joint steering committee unit of accounting. The Company will commence revenue recognition for each of the six units of accounting related to the products upon delivery of the related development and product license and will record this revenue on a straight-line basis over the applicable performance period during which the research and development services will be delivered. The Company will recognize the revenue related to the joint steering committee deliverable over the applicable performance period during which the research and development services will be delivered. As of June 30, 2012, the Company has commenced recognition of the revenue allocated to the two initial products but not for the four additional products as those licenses have not been delivered. The Company recognized revenue relating to the amortized portion of the upfront payment of approximately $0.8 million and $1.4 million for the three and six months ended June 30, 2012, respectively. The portion of the upfront payment that is unearned at June 30, 2012 is included in deferred revenue.

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

In exchange for the licenses granted in the two agreements, the Company has paid M.I.T. license issue fees and annual aggregate license and maintenance fees of $157,500. The Company is also required to pay M.I.T. royalties on certain products and services covered by the licenses and sold by the Company or its affiliates or sublicensees, a percentage of certain other income received by the Company from corporate partners and sublicensees, and certain patent prosecution and maintenance costs. The Company recorded $39,000 as license and maintenance fees in each of the three months ended June 30, 2012 and 2011, and $0.3 million and $1.7 million as royalty fees in the three months ended June 30, 2012 and 2011, respectively, related to these agreements. The Company recorded $79,000 as license and maintenance fees in each of the six months ended June 30, 2012 and 2011, and $0.7 million and $3.1 million as royalty fees in the six months ended June 30, 2012 and 2011, respectively, related to these agreements.

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

6.                                      Share-Based Payments

2004 Stock Incentive Plan

The Company’s 2004 Stock Incentive Plan, as amended, allows for the granting of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights and other share-based awards to employees, officers, directors, consultants and advisors. At December 31, 2011, the Company was authorized to issue up to 13,369,141 shares of common stock with annual increases (to be added on the first day of the Company’s fiscal years during the period beginning in fiscal year 2005 and ending on the second day of fiscal year 2013) equal to the lowest of (i) 1,974,393 shares, (ii) 5% of the then outstanding number of common shares or (iii) such other amount as the Board of Directors may authorize. Effective January 1, 2012, the Company’s Board of Directors increased the number of authorized shares by 1,974,393 shares. At June 30, 2012, the Company had 6,306,951 shares available for grant under the 2004 Stock Incentive Plan.

Share-Based Compensation Expense

Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the three months ended June 30, 2012 and 2011 was $3.5 million and $3.1 million, respectively. Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the six months ended June 30, 2012 and 2011 was $6.7 million and $4.9 million, respectively.

Share-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan was $2.0 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively. Share-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan was $3.8 million and $3.1 million for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, the Company granted 1,031,000 stock options, of which 697,875 were granted in connection with annual merit awards, 191,125 were granted to new hires, and 142,000 were granted to members of the

Company’s Board of Directors. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below.  The weighted average grant date fair value of option awards granted during the three months ended June 30, 2012 and 2011 was $8.83 and $10.90 per option, respectively. The weighted average grant date fair value of option awards granted during the six months ended June 30, 2012 and 2011 was $9.25 and $9.22 per option, respectively.

The following tables summarize the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011
Expected volatility	70%	66%	65%	81%
Expected dividends	—	—	—	—
Expected life (years)	5.7	5.7	0.5	0.5
Risk-free interest rate	1.1%	2.3%	0.1%	0.2%

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
Expected volatility	66%	68%	66%	78%
Expected dividends	—	—	—	—
Expected life (years)	6.3	6.3	0.5	0.5
Risk-free interest rate	1.3%	2.8%	0.1%	0.2%

At June 30, 2012, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $13.4 million, including estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.7 years.

During the six months ended June 30, 2012, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 172,339 of common stock. Additionally, during the six months ended June 30, 2012, the Company issued 22,457 shares of common stock to employees under the Company’s employee stock purchase plan.

Restricted Stock Awards

The Company has also made awards of restricted common stock to employees, officers and directors. During the six months ended June 30, 2012, the Company awarded 134,892 shares of restricted common stock to its officers in connection with its annual merit grant, which generally fully vest over the four years following the grant date. During the six months ended June 30, 2012, the Company awarded 45,420 shares of performance-based restricted common stock to newly hired employees of the Company. The performance condition for these awards is the approval in the United States from the FDA for M356, the Company’s second major generic program, provided that approval occurs on or before March 28, 2015. As of June 30, 2012, the Company has granted 929,820 shares of unvested restricted common stock tied to this M356 performance condition to its employees and officers. The awards of restricted common stock are generally forfeited if the employment relationship terminates with the Company prior to vesting.

The Company recorded share-based compensation expense related to outstanding restricted stock awards, including the performance-based shares, because the Company determined that it was probable the performance condition would be achieved, of $1.5 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively. The Company recorded share-based compensation expense related to outstanding restricted stock awards, including the performance-based shares, because the Company determined that it was probable the performance condition would be achieved, of $2.9 million and $1.8 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $10.9 million, which is expected to be recognized over the weighted average remaining requisite service period of 2.0 years.

A summary of the status of nonvested shares of restricted stock as of June 30, 2012 and the changes during the six months then ended are presented below (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	1,107	$14.29
Granted	180	15.26
Vested	(89)	12.52
Forfeited	(14)	14.55

Nonvested at June 30, 2012	1,184	$14.57

Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of June 30, 2012 are summarized below:

Vesting Schedule	Nonvested Shares
Time-based	313
Performance-based	871

Nonvested at June 30, 2012	1,184

7.                                      Related Party Transactions

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

8.                                      Legal Contingencies

In August 2008, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against the Company and Sandoz in the United Stated Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleges infringement related to four of the seven Orange Book patents listed for Copaxone. The Company and Sandoz asserted defenses of non-infringement, invalidity and unenforceability and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against the Company and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book patents and one non-Orange book patent expire in May 2014 and one non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. In July 2012 the Company filed a notice of appeal of the decision to the Court of Appeals for the Federal Circuit.

In December 2009, in a separate action in the same court, Teva sued Sandoz, Novartis AG and the Company for patent infringement related to certain other non-Orange Book patents after Teva’s motion to add those patents to the ongoing Paragraph IV litigation was denied. In January 2010, the Company and Sandoz filed a motion to dismiss this second suit on several grounds, including the failure of Teva to state an actionable legal claim and lack of subject matter jurisdiction. The motion is pending. The Company intends to defend this suit.

If the decision in the first suit is not reversed on appeal, or the Company is not successful in its second suit, the final approval and launch of M356 could be significantly delayed until expiration of the relevant patent rights which could impair its ability to commercialize M356 and the Company’s business could be materially harmed. Litigation involves many risks and uncertainties, and there is no assurance that Novartis AG, Sandoz or the Company will prevail in either lawsuit. At this time, the Company believes a loss is not probable.

In September 2011, the Company sued Amphastar, Watson and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar) in the United States District Court for the District of Massachusetts for infringement of two of the Company’s patents. Also in September, 2011, the Company filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar, Watson and International Medical Systems, Ltd. from selling their enoxaparin sodium product in the United States. In October 2011, the court granted the Company’s motion for a preliminary injunction and entered an order enjoining Amphastar, Watson and International Medical Systems, Ltd. from advertising, offering for sale or selling their enoxaparin sodium product in the United States until the conclusion of a trial on the merits and required the Company and Sandoz to post a security bond of $100 million to maintain the preliminary injunction. Amphastar, Watson and International Medical Systems, Ltd. filed a notice to appeal the decision and an emergency motion to dissolve or stay the preliminary injunction. In January 2012, the Court of Appeals for the Federal Circuit, or CAFC, granted the motion to stay the preliminary injunction, pending appeal. On August 3, 2012, the CAFC issued a written opinion vacating the preliminary injunction and remanding the case to the District Court.  The Company is considering its alternatives with respect to future pursuit of the case, including potentially filing a petition with the CAFC for rehearing en banc.  The collateral for the security bond posted in the litigation remains outstanding. In the event that the Company is not successful in appealing the CAFC decision and loses the case at the District Court, and Amphastar and Watson are able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. In June 2012, Amphastar filed a motion to increase the amount of the security bond, which the Company and Sandoz have opposed. In addition, while the District Court issued a ruling in June 2012 construing the meaning of the Company’s patent claims following a claim construction hearing in May 2012 and a trial date has currently been set for January 2013, the Company anticipates that the trial date may be delayed following the CAFC decision.

While the Company intends to vigorously prosecute this action against Watson and Amphastar, and believes that it can ultimately prove its case in court, this suit could last a number of years. As a result, potential recovery of lost profits and damages could await a final judgment after an appeal of a District Court decision. Litigation involves many risks and uncertainties, and there is no assurance that the Company or Sandoz will prevail in this patent enforcement suit.

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

Business Overview

The Company

We are a biotechnology company specializing in the structural characterization, process engineering and biologic systems analysis of complex molecules such as polysaccharides, polypeptides, and biologics (including proteins and antibodies). Our initial technology was built on the ability to characterize complex polysaccharides. Over the last decade, we have expanded our expertise into technologies that enable us to develop a diversified product portfolio of complex generic, follow-on biologic (FOB), and novel drugs. Our business strategy has been to develop both generic and novel drugs, and we are working with collaborators to develop and commercialize our complex generics and follow-on biologics. This strategy was validated by the marketing approval and commercial launch of enoxaparin sodium injection, a generic version of Lovenox®, in July 2010. Since its launch through June 30, 2012, we have recorded enoxaparin sodium injection product revenues totaling $398 million, driven primarily by its initial status as a sole generic. We believe that our scientific capabilities, engineering approaches, intellectual property and regulatory strategies, and unique business model position us to develop and commercialize competitively differentiated products in our target areas of complex generics, follow-on biologics and novel drugs.

Our Programs

Our complex generic programs target marketed products that were originally approved by the United States Food and Drug Administration, or FDA, as New Drug Applications, or NDAs. Therefore, we were able to access the existing generic regulatory pathway and submit Abbreviated New Drug Applications, or ANDAs, for these products. Our first commercial product, enoxaparin sodium injection, which we developed and commercialized in collaboration with Sandoz, an affiliate of Novartis AG, received FDA marketing approval in July 2010 as a generic version of Lovenox. Lovenox is a complex mixture of polysaccharide chains derived from naturally sourced heparin which is used to prevent and treat deep vein thrombosis, or DVT, and to support the treatment of acute coronary syndromes, or ACS. The enoxaparin ANDA submitted by our collaborative partner Sandoz was the first ANDA for a generic Lovenox to be approved by FDA, validating our novel approaches to the structural characterization, process engineering and biologic systems analysis of complex molecules such as Lovenox. From July 2010 through early October 2011, the enoxaparin sodium injection marketed by Sandoz was the sole generic version of Lovenox, and consequently, under the terms of our collaborative agreement with Sandoz, we earned a substantial profit share on Sandoz’s net sales of enoxaparin. In developing our enoxaparin product, we filed for patent protection for certain of our enoxaparin-related technology and we have sought, and continue to seek, to enforce our issued patents.

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

Our FOB program is targeted toward developing biosimilar versions of marketed therapeutic proteins, with a goal of obtaining FDA designation as interchangeable. In March 2010, an abbreviated regulatory process was codified in Section 351(k) of the Patient Protection and Affordable Care Act of 2010. This new pathway opens the market for biosimilar and interchangeable versions of a broad array of biologic therapeutics, including antibodies, cytokines, fusion proteins, hormones and blood factors. Forecasters predict a rapidly growing multi-billion dollar global market for these products. Most of these biologic therapeutics are complex mixtures, and for several years we have been investing in novel approaches to the structural characterization, process engineering and analysis of biologic systems. In February 2012, FDA released three documents containing their preliminary guidelines for applications under the Section 351(k) pathway. These guidelines state that FDA will use a step-wise review that considers the totality-of-the-evidence in determining extent of the development program. This approach puts a substantial emphasis on structural and functional characterization data in evaluating biosimilar products for approval. We believe the framework that the FDA has outlined in the draft guidance documents aligns with our strategy for FOBs. Our goal is to engineer biologic therapeutics that will show minimal to no structural or functional differences from the reference brand product, thereby justifying a more selective and targeted approach to nonclinical and/or human clinical testing to support demonstration of biosimilarity and interchangeability.

Our novel therapeutics program leverages the capabilities and expertise built during the development of our complex generics and FOB programs to address unmet clinical needs. Our most advanced efforts have been in the area of polysaccharide mixtures. M402, in clinical development as a potential anti-cancer agent, is a novel heparan sulfate mimetic that binds to multiple growth factors, adhesion molecules and chemokines to inhibit tumor angiogenesis, progression, and metastasis. Our other polysaccharide-based drug candidate, adomiparin, has been engineered to possess what we believe will be an improved therapeutic profile compared to other currently marketed anticoagulants to support the treatment of ACS. We will not move forward with further clinical trials of adomiparin unless we have a collaborator for that program. In addition to these two development candidates, we are also seeking to discover and develop additional novel drugs. Our goal is to leverage the multi-targeting nature of complex mixture molecules to develop novel therapeutics which could positively modulate multiple pathways in a disease. We believe that our core technology platform will enable us to map the critical nodes that regulate complex diseases. We will then be able to define the optimal therapeutic intervention to target the appropriate nodes. We have built significant capabilities in biological characterization and engineering of proteins through our FOB platform that allow us to create unique and novel formulations of protein and antibody drug compositions for specific disease indications. To add to these capabilities, in December 2011, we acquired selected assets of Virdante Pharmaceuticals, Inc. relating to “sialic switch” technology. Sialic acid is a type of sugar modification on selected proteins that is understood to regulate anti-inflammatory and immunomodulatory functions of these proteins. These assets add to our core ability to modify and engineer protein backbones to precisely regulate biological networks and develop novel biologic product candidates.

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

Certain development and legal expenses may reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz. Any product liability costs and certain other expenses arising from patent litigation may also reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz, but only up to 50% of these amounts due to us from Sandoz each quarter. Our contractual share of these development and legal expenses is subject to an annual adjustment in each of the next four years, but the amount of any future payment due to the annual adjustment is not expected to be material. The second annual adjustment of $3.9 million was recorded as a reduction in collaboration product revenue in the three months ended June 30, 2012.

In December 2011, we and Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, collectively Baxter, entered into a global collaboration and license agreement, or the Baxter Agreement, to develop and commercialize up to six FOBs.  The Baxter Agreement became effective in February 2012. Baxter is an established healthcare company with global product development, manufacturing and commercial capabilities. To accelerate efforts in the FOB space and address this growing global market, we expect to significantly increase the headcount and related operating expenses dedicated to our FOB program in 2012 and 2013. We expect that the increase in operating expenses will be partially offset in future years by revenues from option fees and milestone payments under the Baxter Agreement, subject to achievement of technical criteria.

As of June 30, 2012, we had an accumulated deficit of $118.6 million. To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. In the second half of 2010, we began to derive revenue from our profit share on the commercial sale of enoxaparin sodium injection. Due to the launch by Watson and Amphastar of an enoxaparin sodium injection product in January 2012, our enoxaparin product revenue has significantly decreased. Depending on the future outcome of enoxaparin litigation, we may incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenue to return to profitability.

Financial Operations Overview

Revenue

Our revenue has been primarily derived from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration. In 2012, we began recognizing revenue under the Baxter Agreement. In the near term, our current and future revenues are dependent upon the continued sale by Sandoz of enoxaparin sodium injection, payments earned under the Baxter Agreement and potential profit share payments and milestones from our 2006 Sandoz Collaboration. In the longer term, our revenue growth will be dependent upon the successful pursuit of external business development opportunities and clinical development, regulatory approval and launch of new commercial products. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the amount and timing of revenue we earn under our collaborative or strategic relationships.

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

Enoxaparin sodium injection—Generic Lovenox®

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

In December 2010, we sued Teva in the United States District Court for the District of Massachusetts for infringement of two of our patents. The patents claim methods of producing enoxaparin having specified quality attributes. A trial date in the case is currently set for February 2013.  We will continue to prosecute this case and enforce our patents.

In September 2011, we and Sandoz sued Amphastar, Watson, and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar) in the United States District Court for the District of Massachusetts for infringement of two of our patents. Also in September 2011, we filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar, Watson and International Medical Systems, Ltd. from selling their enoxaparin sodium product in the United States. In October 2011, the court granted our motion for a preliminary injunction and entered an order enjoining Amphastar, Watson and International Medical Systems, Ltd. from advertising, offering for sale or selling their enoxaparin sodium product in the United States until the conclusion of a trial on the merits and requiring us and Sandoz to post a security bond of $100 million in connection with the litigation. Amphastar, Watson and International Medical Systems, Ltd. appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in January 2012, the Court of Appeals stayed the preliminary injunction, pending a decision on appeal. On August 3, 2012, the CAFC issued a written opinion vacating the preliminary injunction and remanding the case to the District Court.  We are considering our alternatives with respect to future pursuit of the case, including potentially filing a petition with the CAFC for rehearing en banc.  In June 2012, Amphastar filed a motion to increase the amount of the security bond, which we and Sandoz have opposed. In addition, while the District Court issued a ruling in June 2012 construing the meaning of the Company’s patent claims following a claim construction hearing in May 2012 and a trial date has been set for January 2013, we anticipate that the trial date may be delayed following the CAFC decision.

M356—Generic Copaxone® (glatiramer acetate)

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

Subsequent to FDA’s acceptance of the ANDA for review, in August 2008, Teva and related entities and Yeda Research and Development Co., Ltd., filed suit against us and Sandoz in the United States Federal District Court in the Southern District of New York. The suit alleges infringement related to four of the seven Orange Book patents listed for Copaxone. We and Sandoz asserted defenses of non-infringement, invalidity and unenforceability and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against us and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book patents and one non-Orange book patent expire in May 2014 and one non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. In July 2012 we filed a notice of appeal of the decision to the Court of Appeals for the Federal Circuit.

In December 2009, in a separate action in the same court, Teva sued Sandoz, Novartis AG and us for patent infringement related to certain other non-Orange Book patents after Teva’s motion to add those patents to the ongoing Paragraph IV litigation was denied. In January 2010, we and Sandoz filed a motion to dismiss this second suit on several grounds, including the failure of Teva to state an actionable legal claim and lack of subject matter jurisdiction. The motion is pending. We intend to defend this suit.

If the decision in the first suit is not reversed on appeal, or we are not successful in the second suit, the final approval and launch of M356 could be significantly delayed until expiration of the relevant patent rights which could impair its ability to commercialize M356 and our business could be materially harmed. Litigation involves many risks and uncertainties, and there is no assurance that Novartis AG, Sandoz or we will prevail in either lawsuit.

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

Most protein drugs have been approved by the FDA under the Biologics License Application, or BLA, regulatory pathway. The BLA pathway was created to review and approve applications for biologics that are typically produced from living systems. Until 2010, there was no abbreviated regulatory pathway for the approval of generic or biosimilar versions of BLA-approved products in the United States; however, there have been guidelines for biosimilar products in the European Union for several years.

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

Product Candidates—Novel Drugs

M402

M402 is a novel heparan sulfate mimetic that binds to multiple growth factors, adhesion molecules, and chemokines to inhibit tumor angiogenesis, progression, and metastasis. The use of heparins to treat venous thrombosis in cancer patients has generated numerous reports of antitumor activity; however, the dose of these products has been limited by their anticoagulant activity. M402, which is derived from unfractionated heparin, has been engineered to have significantly reduced anticoagulant activity while preserving the relevant antitumor properties of heparin.

Researchers have conducted a series of preclinical experiments using different pancreatic cancer models to test the hypothesis that M402 can modulate tumor progression and metastasis and enhance the efficacy of gemcitabine, a first-line standard of care chemotherapy treatment for pancreatic cancer. The preclinical results showed that M402 in combination with gemcitabine prolonged survival and substantially lowered the incidence of metastasis. M402 has the potential to complement conventional chemotherapy. Additionally, as M402 binds to multiple heparin binding factors involved in tumor growth and metastasis, it can play a role in a broad range of cancers.

In April 2012, we initiated a Phase 1/2 proof-of-concept clinical study in patients with advanced metastatic pancreatic cancer. The Phase 1/2 trial consists of two parts and will evaluate the safety, efficacy, pharmacokinetics and pharmacodynamics of M402 in combination with gemcitabine. Part A of the study is an open-label, multiple ascending dose. Data from Part A are expected in the first half of 2013. Pending successful completion of this phase, we expect to initiate Part B of the trial, which will be a randomized, controlled study investigating the safety and antitumor activity of M402 administered in combination with gemcitabine compared with gemcitabine alone.

Adomiparin

Our other novel drug candidate, adomiparin, has been engineered to possess what we believe will be an improved therapeutic profile compared with other currently marketed anticoagulants to support the treatment of ACS. We will not move forward with further clinical trials of adomiparin unless we have a collaborator for the program.

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

Results of Operations

Three Months Ended June 30, 2012 and 2011

Collaboration Revenue

Collaboration revenue includes product revenue and research and development revenue earned under our collaborative arrangements. Product revenue consists of profit share/royalties earned from Sandoz on sales of enoxaparin sodium injection following its commercial launch in July 2010. For the three months ended June 30, 2011, we earned a profit share of $83.8 million on Sandoz’s reported net sales of enoxaparin of $284.1 million. For the three months ended June 30, 2012, we earned a royalty of $19.4 million on Sandoz’s reported net sales of enoxaparin of $156.0 million. The decrease in product revenue of $64.4 million, or 77%, from the 2011 period to the 2012 period is primarily due to a change in the contractual basis of our earned product revenues from profit share to royalty-based following the launch of an authorized generic in October 2011 and the January 2012 launch of a third-party competitor’s generic Lovenox®. Sandoz’s reported net sales of enoxaparin decreased by 45% from the 2011 period to the 2012 period as increased competition led to decreases in unit sales and pricing. In the three months ended June 30, 2012 and 2011, we recorded a reduction in product revenue of $3.9 million and $3.7 million, respectively, for an annual adjustment to our contractual share of certain development and legal expenses. In addition, in the three months ended June 30, 2012, we recorded $2.3 million of product revenue related to the three month period ended March 31, 2012 that had not previously been reported to us by Sandoz.

Research and development revenue for the periods shown consists of amounts earned by us under the 2003 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs, amounts earned by us under the 2006 Sandoz Collaboration for amortization of the equity premium and reimbursement of research and development services and reimbursement of development costs, and revenue earned by us under the Baxter Agreement for amortization of an upfront payment. The decrease in research and development revenue of $1.1 million, or 31%, from the 2011 period to the 2012 period is primarily due to a decrease in reimbursable manufacturing expenses associated with our M356 program offset by amortization of the upfront payment from Baxter and M356 shared development costs.

We expect research and development revenue earned by us under the 2003 and 2006 Sandoz Collaborations will be between $1.0 million and $2.0 million per quarter and amortization of the equity premium will be approximately $0.4 million per quarter for the second half of 2012.  We will continue to amortize the $33.0 million upfront payment from Baxter over the development period of up to six FOBs with quarterly amortization totaling approximately $0.8 million for the remainder of 2012.

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

Research and Development Expense

Research and development expense for the three months ended June 30, 2012 was $20.0 million, compared with $14.2 million for the three months ended June 30, 2011. The increase of $5.8 million, or 41%, from the 2011 period to the 2012 period resulted from increases of: $1.6 million in personnel and related costs associated with our headcount growth to support our programs; $1.1 million in facility-related expenses, principally due to increased rent and operating costs for our headquarters and the commencement in the first quarter of 2012 of a short-term sublease for expansion space; $1.0 million in depreciation and amortization expense primarily due to the amortization of a 2011 milestone payment in connection with a 2007 asset purchase and increased capital expenditures to support our programs; $0.7 million in laboratory expenses in support of our programs; $0.7 million in clinical trial costs for our M402 Phase 1/2 proof-of-concept clinical study; $0.6 million in consulting fees and third-party research costs related to our FOB and novel drug programs; and $0.1 million in amortization of performance-based restricted stock grants. We expect future research and development expenses to increase in support of our development efforts for our product candidates.

The following table summarizes the primary components of our research and development expenditures for our principal commercial and development programs for the three months ended June 30, 2012 and 2011 and the total external costs (including amortization) incurred by us for each of our major commercial and development projects (amounts in thousands). Certain prior period amounts have been reclassified to conform to the current period presentation. The table excludes costs incurred by our collaborative partner on such major commercial and development projects. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing our research and development activities.

	Research and Development Expense
Commercial and Development Programs (Status)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Project Inception to June 30, 2012

Enoxaparin sodium injection (ANDA approved July 2010)	$312	$280	$50,740
M356 (ANDA Filed)	768	1,861	43,057
Adomiparin (Phase 2a)	27	47	35,863
M402 (Phase 1/2)	1,392	644	11,336
FOBs (Development)	1,851	139	6,450
Discovery programs	299	437
Research and development internal costs	15,362	10,760

Total research and development expense	$20,011	$14,168

Enoxaparin sodium injection external expenditures remained consistent from the 2011 period to the 2012 period due to commercial activity being contracted directly with Sandoz. The decrease of $1.1 million in M356 external expenditures from the 2011 period to the 2012 period was primarily due to the timing of process development activities, manufacturing and third-party research costs. Adomiparin external expenditures remained insignificant from the 2011 period to the 2012 period reflecting our decision to not move forward with further clinical trials unless we have a collaborative partner for this program. The increase of $0.7 million in M402 external expenditures from the 2011 period to the 2012 period was principally due to costs incurred in connection with the initiation of a Phase 1/2 proof-of-concept clinical study. The increase of $1.7 million in FOB external expenditures from the 2011 period to the 2012 period was due to the timing of process development and third-party research costs to fund the build-out of our biologics infrastructure to support our Baxter Agreement. Discovery program external expenditures decreased by $0.1 million from the 2011 period to the 2012 period due to the timing of our research collaborations associated with these programs.

Research and development internal costs consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation. The increase of $4.6 million from the 2011 period to the 2012 period was due to additional research and development headcount and related costs in support of our development programs.

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

General and Administrative

General and administrative expense for the three months ended June 30, 2012 was $12.4 million, compared to $9.2 million for the three months ended June 30, 2011. General and administrative expense increased by $3.2 million, or 35%, from the 2011 period to the 2012 period due to increases of: $2.9 million in professional fees principally due to increased legal fees relating to enoxaparin litigation; $1.1 million in personnel and related costs associated with our headcount growth; $0.3 million in share-based compensation expense due primarily to increased headcount; and $0.3 million in facility-related expenses principally due to increased rent and operating costs for our headquarters and the commencement in the first quarter of 2012 of a short-term sublease for expansion space. These increases were offset by a decrease of $1.4 million in royalty and license fees payable primarily to Massachusetts Institute of Technology due to a change in the basis of our earned enoxaparin sodium injection product revenues from profit share to royalty-based.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

Interest Income and Expense

Interest income was $0.3 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively. The increase of $0.1 million from the 2011 period to the 2012 period was primarily due to higher average investment balances.

Interest expense was zero and $34,000 for the three months ended June 30, 2012 and 2011, respectively, because we repaid all borrowings on our equipment line of credit during 2011.

Six Months Ended June 30, 2012 and 2011

Collaboration Revenue

For the six months ended June 30, 2011, we earned a profit share of $159.6 million on Sandoz’s reported net sales of enoxaparin of $531.0 million. For the six months ended June 30, 2012, we earned $41.4 million in part on a profit share and in part on a royalty of Sandoz’s reported net sales of enoxaparin of $332.0 million. The decrease in revenue of $118.2 million, or 74%, from the 2011 period to the 2012 period is primarily due to a change in the basis of our earned product revenues from profit share to royalty-based following the launch of an authorized generic in October 2011 and the launch of a third-party competitor enoxaparin in January 2012. Sandoz’s reported net sales of enoxaparin decreased by 37% as increased competition led to decreases in unit sales and pricing. In the six months ended June 30, 2012 and 2011, we recorded a reduction in product revenue of $3.9 million and $3.7 million, respectively, for an annual adjustment to our contractual share of certain development and legal expenses. In addition, in the three months ended June 30, 2012, we recorded $2.3 million of product revenue related to the three month period ended March 31, 2012 that had not previously been reported to us by Sandoz.

Research and development revenue for the periods shown consists of amounts earned by us under the 2003 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs, amounts earned by us under the 2006 Sandoz Collaboration for amortization of the equity premium and reimbursement of research and development services and reimbursement of development costs, and revenue earned by us under the Baxter Agreement for amortization of an upfront payment. The decrease in research and development revenue of $1.4 million, or 22%, from the 2011 period to the 2012 period is primarily due to a decrease in reimbursable manufacturing expenses associated with our M356 program offset by amortization of the upfront payment from Baxter and M356 shared development costs.

Research and Development Expense

Research and development expense for the six months ended June 30, 2012 was $38.6 million, compared with $27.1 million for the six months ended June 30, 2011. The increase of $11.5 million, or 42%, from the 2011 period to the 2012 period resulted from increases of: $2.8 million in facility-related expenses, principally due to increased rent and operating costs for our headquarters and the commencement in the first quarter of 2012 of a short-term sublease for expansion space; $2.8 million in personnel and related costs associated with our headcount growth to support our programs; $1.8 million in laboratory expenses in support of our programs; $1.6 million in depreciation and amortization expense primarily due to the amortization of a 2011 milestone payment in connection with a 2007 asset purchase and increased capital expenditures to support our programs; $1.0 million in clinical trial expenses associated with our M402 Phase 1/2 clinical study; $0.9 million in consulting fees and third-party research costs related to our FOB and novel drug programs; and $0.6 million in amortization of performance-based restricted stock grants. We expect future research and development expenses to increase in support of our product candidates.

The following table summarizes the primary components of our research and development expenditures for our principal commercial and development programs for the six months ended June 30, 2012 and 2011 and the total external costs (including amortization) incurred by us for each of our major commercial and development projects (amounts in thousands). Certain prior period amounts have been reclassified to conform to the current period presentation. The table excludes costs incurred by our collaborative partner on such major commercial and development projects. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing our research and development activities.

	Research and Development Expense
Commercial and Development Programs (Status)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Project Inception to June 30, 2012

Enoxaparin sodium injection (ANDA approved July 2010)	$780	$997	$50,740
M356 (ANDA Filed)	2,375	3,048	43,057
Adomiparin (Phase 2a)	38	85	35,863
M402 (Phase 1/2)	1,985	1,252	11,336
FOBs (Development)	2,452	374	6,450
Discovery programs	555	726
Research and development internal costs	30,387	20,629

Total research and development expense	$38,572	$27,111

The decrease of $0.2 million in external expenditures for enoxaparin sodium injection from the 2011 period to the 2012 period was primarily due to a shift to commercial activity being contracted directly with Sandoz. The decrease of $0.7 million in M356 external expenditures from the 2011 period to the 2012 period was primarily due to timing of process development activities, manufacturing and third-party research costs. Adomiparin external expenditures remained insignificant from the 2011 period to the 2012 period reflecting our decision to not move forward with further clinical trials unless we have a collaborative partner for this program.  The increase of $0.7 million in M402 external expenditures from the 2011 period to the 2012 period was principally due to costs incurred in connection with the initiation of a Phase 1/2 proof-of-concept clinical study. The increase of $2.1 million in FOB external expenditures from the 2011 period to the 2012 period was due to the timing of process development and third-party research costs to fund the build-out of our biologics infrastructure to support our Baxter Agreement. Discovery program external expenditures decreased by $0.2 million from the 2011 period to the 2012 period due to the timing of our research collaborations associated with these programs.

Research and development internal costs consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation. The increase of $9.8 million from the 2011 period to the 2012 period was due to additional research and development headcount and related costs in support of our development programs.

General and Administrative

General and administrative expense for the six months ended June 30, 2012 was $23.3 million, compared to $17.5 million for the six months ended June 30, 2011. General and administrative expense increased by $5.8 million, or 33%, from the 2011 period to the 2012 period due to increases of: $4.5 million in professional fees principally due to increased legal fees relating to enoxaparin litigation; $1.5 million in personnel and related costs associated with our headcount growth; $1.2 million in share-based compensation expense principally associated with increased headcount and the amortization of performance-based restricted stock; and $0.7 million in facility-related expenses principally due to increased rent and operating costs for our headquarters and the commencement in the first quarter of 2012 of a short-term sublease for expansion space. These increases were offset by a decrease of $2.2 million in royalty and license fees payable primarily to Massachusetts Institute of Technology due to a change in the basis of our earned enoxaparin sodium injection product revenues from profit share to royalty-based.

Interest Income and Expense

Interest income was $0.6 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively. The increase of $0.3 million from the 2011 period to the 2012 period was primarily due to higher average investment balances.

Interest expense was zero and $0.1 million for the six months ended June 30, 2012 and 2011, respectively, because we repaid all borrowings on our equipment line of credit during 2011.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities, payments from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, including profit share/royalty payments related to sales of enoxaparin sodium injection, and borrowings from our lines of credit and capital lease obligations. Since our inception, we have received $405.9 million through private and public issuance of equity securities, including the issuance of shares to Novartis Pharma AG in connection with our 2006 Sandoz Collaboration. As of June 30, 2012, we have received a cumulative total of $525.8 million from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, a

$33.0 million upfront payment under the Baxter Agreement, $4.0 million from debt financing, $9.2 million from capital lease obligations and $3.2 million from our landlord for leasehold improvements related to our corporate facility and additional funds from interest income. The January 2012 launch of a third-party competitor’s enoxaparin sodium injection triggered a change in the basis of our product revenue from profit share to a royalty based on net sales of enoxaparin sodium injection.  This competition and the resulting contractual change has had and will have a negative impact on our near term cash generation trend. Our return to profitability, if at all, will most likely come from the commercialization of our generic Copaxone product, which is subject to FDA approval and litigation that could delay FDA approval. We expect to finance our current and planned operating requirements principally through our current cash, cash equivalents and marketable securities. We believe that these funds will be sufficient to meet our operating requirements through at least 2014. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

At June 30, 2012, we had $372.3 million in cash, cash equivalents and marketable securities and $19.4 million in accounts receivable. In addition, we also held approximately $20.0 million in restricted cash, of which $17.5 million serves as collateral for a security bond posted in the litigation against Watson, Amphastar and International Medical Systems, Ltd.. Our funds at June 30, 2012 were primarily invested in senior debt of government-sponsored enterprises, commercial paper, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 24 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant risk at June 30, 2012.

During the six months ended June 30, 2012 and 2011, our operating activities provided cash of $35.3 million and $96.2 million, respectively. The cash provided by operating activities generally approximates our net (loss) income adjusted for non-cash items and changes in operating assets and liabilities.

For the six months ended June 30, 2012, our net loss adjusted for non-cash items was $3.9 million. For the six months ended June 30, 2012, non-cash items include share-based compensation of $6.7 million, depreciation and amortization of our property, equipment and intangible assets of $3.4 million and amortization of purchased premiums on our marketable securities of $1.2 million. In addition, the net change in our operating assets and liabilities provided cash of $39.1 million and resulted from: a decrease in accounts receivable of $8.8 million, due to a decrease in product revenues from the net sales of enoxaparin by Sandoz, due primarily to lower pricing, and by a contractual change in the basis of calculating our enoxaparin product revenue, both related to the launch of a competitor’s generic Lovenox in January 2012; a decrease in unbilled revenue of $1.7 million, resulting from lower first-quarter reimbursable manufacturing activities for our M356 program including amounts due Sandoz for shared development costs; an increase in prepaid expenses and other current assets of $0.3 million, primarily due to advance payments made for renewals of vendor maintenance agreements and advance payments to clinical research organizations for our M402 Phase 1/2 proof-of-concept clinical study; an increase in restricted cash of $2.5 million due to the designation of this cash as collateral for a letter of credit related to the lease of office and laboratory space at its headquarters located at 675 West Kendall Street; a decrease in accounts payable of $0.9 million, primarily due to the timing of payments to vendors for M356 manufacturing activities; an increase in accrued expenses of $1.6 million resulting from the timing of enoxaparin litigation expenses and process development activities for our FOB programs; and an increase in deferred revenue of $30.5 million, primarily due to the $33.0 million upfront payment under the Baxter Agreement.

For the six months ended June 30, 2011, our net income adjusted for non-cash items was $129.2 million. For the six months ended June 30, 2011, non-cash items include share-based compensation of $4.9 million, depreciation and amortization of our property, equipment and intangible assets of $2.3 million and amortization of purchased premiums on our marketable securities of $0.7 million. In addition, the net change in our operating assets and liabilities used cash of $33.0 million and resulted from: an increase in accounts receivable of $30.3 million, due to an increase in our quarterly profit-share for sales of enoxaparin sodium injection; a decrease in unbilled revenue of $2.5 million, resulting from decreased reimbursable manufacturing activities for our M356 program; an increase in prepaid expenses and other current assets of $0.9 million, due to advance payments made for nonclinical program studies, the renewal of vendor maintenance agreements, and an increase in interest accrued on our available for sale marketable securities; a decrease in accounts payable of $1.2 million, primarily due to the timing of manufacturing activities for our M356 program and the timing of payments to vendors for purchases of laboratory equipment; a decrease in accrued expenses of $2.1 million resulting from the payment of annual bonuses earned during 2010 and the timing of manufacturing activities for our M356 program; and a decrease in deferred revenue of $1.1 million, due to the amortization of the $13.6 million equity premium paid by Novartis Pharma AG in connection with the 2006 Sandoz Collaboration.

During the six months ended June 30, 2012, our investing activities used cash of $17.8 million. In the first six months of 2012, we used $318.6 million of cash to purchase marketable securities and we received $312.7 million from maturities of marketable securities. During the six months ended June 30, 2011, our investing activities used cash of $175.2 million. In the first six months of 2011, we used $291.1 million of cash to purchase marketable securities and we received $120.1 million from maturities of marketable securities.  During the six months ended June 30, 2012 and 2011, we used $11.9 million and $4.2 million, respectively, to purchase laboratory equipment and leasehold improvements to support our programs. During the first six months 2012, we spent $7.2 million in laboratory equipment for our FOB and novel drug programs, $2.5 million principally for leasehold improvements related to our headquarters and software for our business operations, and $2.2 million primarily for leasehold improvements, furniture and computer equipment related to additional leased laboratory and office space.

During the six months ended June 30, 2012, financing activities provided cash of $1.6 million in the form of net proceeds from stock option exercises and purchases of common shares through our employee stock purchase plan. During the six months ended June 30, 2011, financing activities provided cash of $2.2 million. During the six months ended June 30, 2011, we received net proceeds of $3.5 million from stock option exercises and purchases of common shares through our employee stock purchase plan. These proceeds were offset by principal payments of $1.1 million on our capital lease agreement obligations and $0.2 million on financed leasehold improvements related to our corporate facility.

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

Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of our critical accounting policies and estimates.

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2012, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.                                                           Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, occurred during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                                                                                           Legal Proceedings.

In August 2008, Teva and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against us and Sandoz in the United Stated Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleges infringement related to four of the seven Orange Book patents listed for Copaxone. We and Sandoz asserted defenses of non-infringement, invalidity and unenforceability and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against us and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book patents and one non-Orange book patent expire in May 2014 and one non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. We filed a notice of appeal in July 2012 of the decision to the Court of Appeals for the Federal Circuit.

In December 2009, in a separate action in the same court, Teva sued Sandoz, Novartis AG and us for patent infringement related to certain other non-Orange Book patents after Teva’s motion to add those patents to the ongoing Paragraph IV litigation was denied. In January 2010, we and Sandoz filed a motion to dismiss this second suit on several grounds, including the failure of Teva to state an actionable legal claim and lack of subject matter jurisdiction. The motion is pending. We intend to defend this suit.

If the decision in the first suit is not reversed on appeal, or we are not successful in the second suit, the final approval and launch of M356 could be significantly delayed until expiration of the relevant patent rights which could impair its ability to commercialize M356 and our business could be materially harmed. Litigation involves many risks and uncertainties, and there is no assurance that Novartis AG, Sandoz or we will prevail in either lawsuit.

In September 2011, we sued Amphastar, Watson and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar) in the United States District Court for the District of Massachusetts for infringement of two of our patents. Also in September, 2011, we filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar, Watson and International Medical Systems, Ltd. from selling their enoxaparin sodium product in the United States. In October 2011, the court granted our motion for a preliminary injunction and entered an order enjoining Amphastar, Watson and International Medical Systems, Ltd. from advertising, offering for sale or selling their enoxaparin sodium product in the United States until the conclusion of a trial on the merits and required us and Sandoz to post a security bond of $100 million to maintain the preliminary injunction. Amphastar, Watson and International Medical Systems, Ltd. filed a notice to appeal the decision and an emergency motion to dissolve or stay the preliminary injunction. In January 2012, the Court of Appeals for the Federal Circuit, or CAFC, granted the motion to stay the preliminary injunction, pending appeal. On August 3, 2012, the CAFC issued a written opinion vacating the preliminary injunction and remanding the case to the District Court.  We are considering our alternatives with respect to future pursuit of the case, including potentially filing a petition with the CAFC for rehearing en banc.  The collateral for the security bond posted in the litigation remains outstanding. In the event that we are not successful in appealing the CAFC decision and we lose the case at the District Court, and Amphastar and Watson are able to prove they suffered damages as a result of the preliminary injunction, we could be liable for damages for up to $35 million of the security bond. In June 2012, Amphastar filed a motion to increase the amount of the security bond, which we and Sandoz have opposed. In addition, while the District Court issued a ruling in June 2012 construing the meaning of our patent claims following a claim construction hearing in May 2012 and a trial date has currently been set for January 2013, we anticipate that the trial date may be delayed following the CAFC decision.

While we intend to vigorously prosecute this action against Watson and Amphastar, and we believe that we can ultimately prove our case in court, this suit could last a number of years. As a result, potential recovery of lost profits and damages could await a final judgment after an appeal of a District Court decision. Litigation involves many risks and uncertainties, and there is no assurance that we or Sandoz will prevail in this patent enforcement suit.

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

We have incurred significant losses since our inception in May 2001. At June 30, 2012, our accumulated deficit was $118.6 million. We may incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our other drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long term-profitability.

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

Under the 2003 Sandoz Collaboration, rather than paying us a profit share of 45% of contractual profits, Sandoz is now paying us a royalty on net sales. In each product year, which begins July 1, for net sales up to a pre-defined sales threshold the royalty is payable at a 10% rate, and for net sales above the sales threshold the royalty rate increases to 12%. The change in Sandoz contractual payment obligations has caused and will continue to cause our revenue from enoxaparin sodium injection to be significantly reduced compared to 2011. In addition, Sandoz is facing increasing competition and pricing pressure from currently-approved generic competitors, which may impact Sandoz net sales of enoxaparin, which will therefore impact our revenue. Furthermore, other competitors may in the future receive approval to market generic enoxaparin products which may further impact revenue to us.

Under these circumstances, the resulting market price for our enoxaparin sodium injection product has decreased and may decrease further, and we have lost market share and may continue to lose significant market share for enoxaparin sodium injection. All of this may further impact our revenue from enoxaparin sodium injection and, as a result, our business, including our near-term financial results and our ability to fund future discovery and development programs, may suffer.

If our patent litigation against Amphastar or Teva related to enoxaparin sodium injection is not successful, we may be liable for damages. In addition, third parties may be able to commercialize a generic Lovenox product without risk of patent infringement damages, and our business may be materially harmed.

If we are not successful in the patent litigation against Amphastar and Watson and do not succeed in obtaining injunctive relief or damages, our revenue would be irrevocably significantly reduced and our business, including our near-term financial results and our ability to fund future discovery and development programs, may suffer. Furthermore, in the event that we are not successful in appealing the CAFC decision and we lose the case in the District Court, and Amphastar and Watson are able to prove they suffered damages as a result of the preliminary injunction having been in effect, then we could be liable for such damages for up to $35 million of the security bond.  This amount may be increased if Amphastar and Watson are successful in their motion to increase the amount of the security bond.

Furthermore, if we are not successful in the patent case against Teva and do not succeed in obtaining injunctive relief, or damages for our lost profits due to infringing sales, and if Teva receives marketing approval, it will be able to commercialize a generic Lovenox. Under these circumstances, the resulting market price for our enoxaparin sodium injection product may be lower and we may lose significant market share for enoxaparin sodium injection. Consequently, our revenue would be reduced and our business, including our near-term financial results and our ability to fund future discovery and development programs, may suffer.

As a result of the District Court ruling in the ongoing patent litigation with Teva, absent a Court of Appeals decision in our favor, we may not be able to launch M356, if approved by the FDA, until September 2015.  If we are not successful in commercializing M356 or are significantly delayed in doing so, our business may be materially harmed.

In July 2012, the District Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing the Orange Book patents and one non-Orange Book patent until their expiration. The Orange Book patents expire in May 2014 and the non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. We filed a notice of appeal in July 2012 of the decision to the Court of Appeals for the Federal Circuit.

We and Sandoz intend to appeal this decision and defend the other Copaxone-related litigation. However, if the decision is not reversed on appeal, then the final approval and launch of M356 will be significantly delayed until expiration of the relevant patent rights, which could impair our ability to commercialize M356 and our business could be materially harmed.

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

As of June 30, 2012, we had cash, cash equivalents and marketable securities totaling $372.3 million and accounts receivable of $19.4 million. For the six months ended June 30, 2012, we had a net loss of $15.1 million and cash provided by operating activities of $35.3 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development. Our future capital requirements may vary depending on the following:

•                  the rate of sales of enoxaparin sodium injection;

•                  a final decision, after appeal, is issued in favor of Teva in its patent infringement litigation matters against us;

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

In the event that the FDA modifies its current standards for therapeutic equivalence with respect to generic versions of Copaxone, or requires us to conduct clinical trials or complete other lengthy procedures, the commercialization of M356 could be delayed or prevented or become more expensive.  In addition, FDA is currently prohibited from granting final marketing approval until May 2014 as a result of ongoing patent litigation.  Delays in any part of the process or our inability to obtain regulatory approval for M356 could adversely affect our operating results by restricting or significantly delaying our introduction of M356.

Although health care reform legislation that establishes a regulatory pathway for the approval by the FDA of FOBs has been enacted, the standards for determining sameness or similarity for FOBs are only just being implemented by the FDA. Therefore, substantial uncertainty remains about the potential value our proprietary technology platform can offer to FOB development programs.

The regulatory climate in the United States for follow-on versions of biologic and complex protein products remains uncertain, even following the recent enactment of legislation establishing a regulatory pathway for the approval of FOBs. The new pathway contemplates approval of two categories of follow-on biologic products: (1) biosimilar products, which are highly similar to the existing brand product, notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences from the brand product and (2) interchangeable products, which in addition to being biosimilar can be expected to produce the same clinical result in any given patient without an increase in risk due to switching from the brand product. Only interchangeable biosimilar products would be considered interchangeable at the retail pharmacy level. The new legislation authorizes but does not require the FDA to establish standards or criteria for determining biosimilarity and interchangeability, and also authorizes the FDA to use its discretion to determine the nature and extent of product characterization, nonclinical testing and clinical testing on a product-by-product basis. Our competitive advantage in this area will depend on our success in demonstrating to the FDA that our analytics and protein engineering platform technology provides a level of scientific assurance that facilitates determinations of interchangeability, reduces the need for expensive clinical or other testing, and raises the scientific quality requirements for our competitors to demonstrate that their products are highly similar to a brand product. Our ability to succeed will depend in part on our ability to invest in new programs and develop data in a timeframe that enables the FDA to consider our approach as the agency begins to implement the new law. In addition, the FDA will likely require significant new resources and expertise to review biosimilar applications, and the timeliness of the review and approval of our future applications could be adversely affected if there were a decline or even limited growth in FDA funding.

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

In addition, there is reconsideration and legislative debate that could lead to the repeal or amendment of the new healthcare legislation. If the legislation is significantly amended or is repealed with respect to the biosimilar approval pathway, our opportunity to develop biosimilars (including interchangeable biologics) could be materially impaired and our business could be materially and adversely affected.

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

Similarly, our commercial activities will be subject to comprehensive compliance obligations under state and federal reimbursement, sunshine act, anti-kickback and government pricing regulations. If we make false price reports, fail to implement adequate compliance controls or our employees violate the laws and regulations governing relationships with health care providers, we could also be subject to substantial fines and penalties, criminal prosecution and debarment from participation in the Medicare, Medicaid, or other government reimbursement programs.

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

Additionally, the new law establishes an abbreviated regulatory pathway for the approval of FOBs and provides that brand biologic products may receive 12 years of market exclusivity, with a possible six-month extension for pediatric products. By creating a new approval pathway for FOBs and adjusting reimbursement for FOBs, the new law could promote the development and commercialization of FOBs. However, given the uncertainty of how the law will be interpreted and implemented, the impact of the law on our strategy for follow-on as well as novel biologics remains uncertain. Other provisions in the law, such as the comparative effectiveness provisions, may ultimately impact positively or negatively both brand and FOB products alike depending on an applicant’s clinical data, effectiveness and cost profile. If a brand product cannot be shown to provide a benefit over other therapies, then it might receive reduced coverage and reimbursement. While this might increase market share for FOBs based on cost savings, it could also have the effect of reducing FOB market share.

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

•                  a decision in favor of or against Teva or Amphastar and Watson in the current patent litigation matters, or a settlement related to any case;

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

•                  legislation is enacted that repeals the law enacting the biosimilar regulatory approval pathway or amends the law in a manner that is adverse to our biosimilar development strategy;

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

101+

The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2012 and June 30, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011, and (iv) Notes to Unaudited, Condensed Consolidated Financial Statements.

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
Date: August 8, 2012
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2012

	By:	/s/ Richard P. Shea
Richard P. Shea, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)