Form 10-Q
period 2012-09-30
MOMENTA PHARMACEUTICALS INC
filed 2012-11-08
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of November 2, 2012.

Class	Number of Shares
Common Stock $0.0001 par value	51,694,776

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

i

PART I. FINANCIAL INFORMATION

Item 1.                                                                                                           Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$84,897	$49,245
Marketable securities	276,921	299,193
Accounts receivable	4,951	28,171
Unbilled revenue	1,184	2,765
Prepaid expenses and other current assets	3,953	2,547
Restricted cash	—	17,500

Total current assets	371,906	399,421
Property and equipment, net	23,346	13,327
Restricted cash	19,971	—
Intangible assets, net	6,976	7,772
Other long-term assets	400	389

Total assets	$422,599	$420,909

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,721	$4,709
Accrued expenses	7,949	9,131
Deferred revenue	5,324	2,156
Deferred rent	200	32

Total current liabilities	20,194	16,028
Deferred revenue, net of current portion	27,631	1,608
Deferred rent, net of current portion	—	144
Other long-term liabilities	51	51

Total liabilities	47,876	17,831

Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 5,000 shares authorized at September 30, 2012 and December 31, 2011, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value per share designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized at September 30, 2012 and December 31, 2011, 51,702 and 51,285 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	5	5
Additional paid-in capital	518,921	506,557
Accumulated other comprehensive income (loss)	171	(81)
Accumulated deficit	(144,374)	(103,403)

Total stockholders’ equity	374,723	403,078

Total liabilities and stockholders’ equity	$422,599	$420,909

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Collaboration revenues:
Product revenue	$2,579	$84,717	$43,960	$244,325
Research and development revenue	2,523	3,228	7,233	9,288
Total collaboration revenue	5,102	87,945	51,193	253,613

Operating expenses:
Research and development*	20,233	16,307	58,805	43,418
General and administrative*	10,999	11,480	34,309	28,995
Total operating expenses	31,232	27,787	93,114	72,413

Operating (loss) income	(26,130)	60,158	(41,921)	181,200

Other income (expense):
Interest income	308	194	950	498
Interest expense	—	(14)	—	(89)
Total other income	308	180	950	409

Net (loss) income	$(25,822)	$60,338	$(40,971)	$181,609

Net (loss) income per share:

Basic	$(0.51)	$1.21	$(0.81)	$3.65
Diluted	$(0.51)	$1.18	$(0.81)	$3.58

Weighted average shares outstanding:
Basic	50,500	50,034	50,365	49,759
Diluted	50,500	51,048	50,365	50,796

Comprehensive (loss) income	$(25,637)	$60,130	$(40,719)	$181,477

* Non-cash share-based compensation expense included in operating expenses is as follows:

Research and development	$1,530	$1,339	$4,317	$3,551
General and administrative	$2,019	$1,778	$5,943	$4,465

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(40,971)	$181,609
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,387	4,249
Share-based compensation expense	10,260	8,016
Amortization of premium on investments	2,177	1,214
Loss on disposal of assets	3	35
Changes in operating assets and liabilities:
Accounts receivable	23,220	(30,254)
Unbilled revenue	1,581	2,714
Prepaid expenses and other current assets	(1,017)	(1,217)
Restricted cash	(2,471)	1,778
Accounts payable	2,012	(1,839)
Accrued expenses	(1,182)	870
Deferred rent	24	(23)
Deferred revenue	29,191	(1,607)

Net cash provided by operating activities	28,214	165,545

Cash Flows from Investing Activities:
Purchases of property and equipment	(14,613)	(5,780)
Purchases of marketable securities	(434,404)	(423,644)
Proceeds from maturities of marketable securities	454,751	236,880
Milestone payment related to developed technology	—	(6,664)
Purchase of equity investment	(400)	—

Net cash provided by (used in) investing activities	5,334	(199,208)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock under stock plans	2,104	4,889
Payments on financed leasehold improvements	—	(258)
Principal payments on capital lease obligations	—	(1,178)

Net cash provided by financing activities	2,104	3,453

Increase (decrease) in cash and cash equivalents	35,652	(30,210)
Cash and cash equivalents, beginning of period	49,245	100,681

Cash and cash equivalents, end of period	$84,897	$70,471

Supplemental Cash Flow Information:
Cash paid for interest	$—	$89

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                                                                                                                      The Company

Business

Momenta Pharmaceuticals, Inc. (the “Company” or “Momenta”) was incorporated in the state of Delaware in May 2001 and began operations in early 2002. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company specializing in the structural characterization, process engineering and biologic systems analysis of complex molecules. The Company’s initial technology was built on the ability to characterize complex polysaccharides. Over the last decade, the Company has expanded its expertise into technologies that enable it to develop a diversified product portfolio of complex generic, follow-on biologic (FOB), and novel drugs. The Company presently derives all of its revenue from collaborations.

2.                                                                                                                                      Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s audited consolidated financial statements for the year ended December 31, 2011, which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on February 28, 2012. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

The following table sets forth for the periods presented the Company’s reconciliation of basic and diluted share amounts (in thousands, except per share amounts):

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
Numerator:
Net (loss) income	$(25,822)	$60,338	$(40,971)	$181,609

Denominator:
Basic weighted average shares outstanding	50,500	50,034	50,365	49,759
Weighted average stock equivalents from assumed exercise of stock options and restricted stock awards	—	1,014	—	1,037
Diluted weighted average shares outstanding	50,500	51,048	50,365	50,796

Basic net (loss) income per share	$(0.51)	$1.21	$(0.81)	$3.65
Diluted net (loss) income per share	$(0.51)	$1.18	$(0.81)	$3.58

Weighted average anti-dilutive shares related to:
Outstanding stock options	3,959	1,861	3,661	1,967
Restricted stock awards	1,179	820	1,048	564

For the three and nine months ended September 30, 2012, the effect of all potentially dilutive securities is anti-dilutive as the Company had a net loss during those periods. Accordingly, basic and diluted net loss per share is the same for the three and nine months ended September 30, 2012.

The weighted average anti-dilutive shares shown in the foregoing table were not included in the computation of diluted net (loss) income per share. In those reporting periods in which the Company has reported net income, anti-dilutive shares comprise those common stock equivalents that have either an exercise price above the average stock price for the period or average unrecognized share-based compensation expense related to the common stock equivalents that are sufficient to “buy back” the entire amount of shares. In those reporting periods in which the Company has a net loss, anti-dilutive shares comprise the impact of that number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income. Furthermore, performance-based restricted common stock awards which vest based upon the United States Food and Drug Administration, or FDA, approval for M356, the Company’s second major generic program, in the United States, were excluded from diluted shares outstanding as the vesting condition had not been met as of September 30, 2012.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value hierarchy level is determined by the lowest level of significant input. Financial assets measured at fair value on a recurring basis are summarized as follows (in thousands):

Description	Balance as of September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$82,785	$82,785	$—	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	50,981	—	50,981	—
Corporate debt securities	157,222	—	157,222	—
Commercial paper obligations	68,718	—	68,718	—

Total	$359,706	$82,785	$276,921	$—

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$48,316	$45,316	$3,000	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	163,997	—	163,997	—
Corporate debt securities	64,245	—	64,245	—
Commercial paper obligations	63,245	—	63,245	—
Foreign government bond	6,705	—	6,705	—
U.S. Treasury obligation	1,001	1,001	—	—

Total	$347,509	$46,317	$301,192	$—

In the tables above, as of September 30, 2012 and December 31, 2011, corporate debt securities include $7.5 million and $28.5 million, respectively, of Federal Deposit Insurance Corporation, or FDIC, guaranteed senior notes issued by financial institutions under the FDIC’s Temporary Liquidity Guarantee Program.

During the nine months ended September 30, 2012, there were no transfers between Level 1 and Level 2 financial assets. The Company did not have any non-recurring fair value measurements on any assets or liabilities at September 30, 2012 and December 31, 2011. The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, accounts receivable, unbilled revenue, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

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

The Company invests its excess cash balances in short-term and long-term marketable debt securities. The Company classifies its investments in marketable debt securities as available-for-sale based on facts and circumstances present at the time it purchased the securities. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in interest income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company reviewed its investments with unrealized losses and concluded that no other-than-temporary impairment existed at September 30, 2012 as it has the ability and intent to hold these investments to maturity and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company did not record any impairment charges related to its marketable securities during the three and nine months ended September 30, 2012 and 2011. The Company’s marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. The Company’s cash equivalents are composed of money market funds, United States government-sponsored enterprise obligations and commercial paper.

The Company’s financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by its pricing services as of September 30, 2012 and December 31, 2011.

The following tables summarize the Company’s cash, cash equivalents and marketable securities at September 30, 2012 and December 31, 2011 (in thousands):

As of September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$84,897	$—	$—	$84,897
U.S. Government-sponsored enterprise obligations
Due in one year or less	11,750	—	—	11,750
Due in two years or less	39,209	27	(5)	39,231
Corporate debt securities
Due in one year or less	83,781	23	(9)	83,795
Due in two years or less	73,352	92	(17)	73,427
Commercial paper obligations due in one year or less	68,658	63	(3)	68,718

Total	$361,647	$205	$(34)	$361,818

Reported as:
Cash and cash equivalents	$84,897	$—	$—	$84,897
Marketable securities	276,750	205	(34)	276,921

Total	$361,647	$205	$(34)	$361,818

As of December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$46,245	$—	$—	$46,245
U.S. Government-sponsored enterprise obligations
Due in one year or less	53,730	10	(4)	53,736
Due in two years or less	110,344	11	(94)	110,261
Corporate debt securities
Due in one year or less	63,224	12	(48)	63,188
Due in two years or less	1,060	—	(3)	1,057
Commercial paper obligations due in one year or less	66,193	52	—	66,245
Foreign government bond due in one year or less	6,722	—	(17)	6,705
U.S. Treasury obligations due in one year or less	1,001	—	—	1,001

Total	$348,519	$85	$(166)	$348,438

Reported as:
Cash and cash equivalents	$49,244	$1	$—	$49,245
Marketable securities	299,275	84	(166)	299,193

Total	$348,519	$85	$(166)	$348,438

At September 30, 2012, the Company held 18 marketable securities that were in a continuous unrealized loss position for less than one year. At December 31, 2011, the Company held 35 marketable securities that were in a continuous unrealized loss position for less than one year. At September 30, 2012 and December 31, 2011, no marketable securities were in a continuous unrealized loss position for greater than one year.

The unrealized losses were caused by fluctuations in interest rates. The following table summarizes the aggregate fair value of these securities at September 30, 2012 and December 31, 2011 (in thousands):

	As of September 30, 2012		As of December 31, 2011
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
U.S. Government-sponsored enterprise obligations	$3,001	$(5)	$104,107	$(98)
Corporate debt securities	$47,674	$(26)	$36,582	$(51)
Foreign government bond	$—	$—	$6,705	$(17)
Commercial paper obligations	$4,992	$(3)	$—	$—

Income Taxes

The Company generated U.S. taxable income during the years ended December 31, 2011 and 2010, and as a result, utilized $190.9 million and $26.3 million, respectively, of its available federal net operating loss carryforwards to offset this income. At December 31, 2011, the Company had federal and state net operating loss carryforwards of $25.3 million and $18.7 million, respectively, available to reduce future taxable income and which will expire at various dates through 2029. Of this amount, approximately $8.3 million of federal and state net operating loss carryforwards relate to stock option deductions for which the related tax benefit will be recognized in equity when realized. At December 31, 2011, the Company had federal and state research and development and other credit carryforwards of $4.9 million and $3.2 million, respectively, available to reduce future tax liabilities, which will expire at various dates beginning in 2017 through 2030. The 2011 amounts reported for utilization of available federal net operating loss carryforwards and federal and state net operating loss carryforwards available to reduce future taxable income reflect minor tax return adjustments that resulted from the Company’s filing of its 2011 consolidated tax return in the third quarter 2012.

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

Comprehensive (Loss) Income

In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income, which was further amended by ASC Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the effective date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, issued in December 2011. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. In January 2012, the Company adopted Update No. 2011-05, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB until further notice. Update No. 2011-05 is related to presentation only and does not impact the Company’s results of operations or financial position. See the unaudited condensed consolidated statements of comprehensive (loss) income for relevant disclosures.

3.                                                                                                    Intangible Assets

As of September 30, 2012 and December 31, 2011, intangible assets, net of accumulated amortization, were as follows (in thousands):

		As of September 30, 2012		As of December 31, 2011
	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core and developed technology	10	$10,257	$(3,281)	$10,257	$(2,485)
Non-compete agreement	2	170	(170)	170	(170)

Total intangible assets	10	$10,427	$(3,451)	$10,427	$(2,655)

The Company’s intangible assets are described in Note 7, Related Party Transactions.

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets as there is no other pattern of use that is reasonably estimable. Amortization expense was approximately $0.3 million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively. Amortization expense was approximately $0.8 million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively.

The Company expects to incur amortization expense of appropriately $1.1 million per year for each of the next five years.

4.                                                                                                         Restricted Cash

The Company designated $17.5 million as collateral for a security bond posted in the litigation against Watson Pharmaceuticals Inc. (“Watson”), Amphastar Pharmaceuticals Inc. (“Amphastar”) and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar). The $17.5 million is held in an escrow account by Hanover Insurance. The Company reclassified this restricted cash from current to long-term in the third quarter of 2012 as the timing of a final decision in the enoxaparin litigation is not known.

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

In July 2010, the FDA granted marketing approval of the ANDA for enoxaparin sodium injection filed by Sandoz. The Company is paid at cost for external costs incurred for development and related activities and is paid for full time equivalents, or FTEs, performing development and related services. The profit-share or royalties Sandoz is obligated to pay the Company under the 2003 Sandoz Collaboration differ depending on whether (i) there are no third-party competitors marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), (ii) a Lovenox-Equivalent Product is being marketed by Sanofi-Aventis, which distributes the brand name Lovenox, or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, or (iii) there is one or more third-party which is not Sanofi-Aventis marketing a Lovenox-Equivalent Product. Until October 2011, no third-party competitors were marketing a Lovenox-Equivalent Product; therefore, Sandoz paid the Company 45% of the contractual profits from the sale of enoxaparin sodium injection. Profits on sales of enoxaparin sodium injection are calculated by deducting from net sales the cost of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. In October 2011, Sandoz confirmed that an authorized generic Lovenox-Equivalent Product was being marketed, which meant that Sandoz was obligated to pay the Company a royalty on its net sales of enoxaparin sodium injection until the contractual profits from those net sales in a product year (July 1—June 30) reached a certain threshold, which was achieved in December 2011, at which point the Company reverted back to receiving profit share revenue. Additionally, in October 2011, FDA approved the ANDA for the enoxaparin product of Watson and Amphastar. In January 2012, following the Court of Appeals for the Federal Circuit granting a stay of the preliminary injunction previously issued against them by the United States District Court, Watson announced that it and Amphastar intended to launch their enoxaparin product. Consequently, Sandoz is obligated to pay the Company a royalty on net sales in each post-launch contract year, which for net sales up to a pre-defined sales threshold is payable at a 10% rate, and for net sales above the sales threshold increases to 12%. The Company earned $2.6 million in royalty revenue and $44.0 million in profit share/royalty revenue from Sandoz during the three and nine months ended September 30, 2012, respectively. The Company earned $74.7 million and $234.3 million in profit share product revenue from Sandoz during the three and nine months ended September 30, 2011, respectively.

In June 2012, the Company exercised its audit rights under the 2003 Sandoz Collaboration and engaged an independent audit firm to conduct an audit of Sandoz’s reported product revenues for the product year July 1, 2011 to June 30, 2012. During the three month period ended March 31, 2012, the Company earned product revenue from Sandoz that was based on both a profit share and a royalty on Sandoz’s reported net sales of enoxaparin. The audit identified $2.3 million of product revenue that had not previously been reported by Sandoz to the Company related to the three month period ended March 31, 2012, resulting in an understatement of the Company’s product revenues for that period. The Company recorded this additional $2.3 million of product revenue in the three month period ended June 30, 2012.

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

Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG, an affiliate of Sandoz AG, at a per share price of $15.93 (the closing price of the Company’s common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million. The Company recognizes revenue from the $13.6 million paid premium on a straight-line basis over the estimated development period of approximately six years beginning in June 2007. The Company recognized research and development revenue relating to this paid premium of approximately $0.5 million for each of the three months ended September 30, 2012 and 2011. The Company recognized research and development revenue relating to this paid premium of approximately $1.6 million for each of the nine months ended September 30, 2012 and 2011. The portion of the equity premium that is unearned at September 30, 2012 is included in deferred revenue. Under the 2006 Sandoz Collaboration, the Company and Sandoz AG expanded the geographic markets for enoxaparin sodium injection covered by the 2003 Sandoz Collaboration to include the European Union and further agreed to exclusively collaborate on the development and commercialization of M356 for sale in specified regions of the world. Each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions. The Company has agreed to provide development and related services which includes developing a manufacturing process to make the products, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale, and related development of intellectual property. The Company has the right to participate in a joint steering committee, which is responsible for overseeing development, legal and commercial activities and which approves the annual collaboration plan. Sandoz AG is responsible for commercialization activities and will exclusively distribute and market any products covered by the 2006 Sandoz Collaboration. The Company identified two significant deliverables in this arrangement consisting of (i) a license and (ii) the development and related services. The Company determined that the license did not meet the criteria for separation as it does not have stand-alone value apart from the development services, which are proprietary to the Company. Therefore, the Company has determined that a single unit of accounting exists with respect to the 2006 Sandoz Collaboration.

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

The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services, except with respect to any amounts due Sandoz for shared development costs, which are recorded on a net basis. The Company recorded a reduction in research and development revenue of zero and $0.3 million for the three and nine months ended September 30, 2012, respectively, related to the shared development costs. The Company recorded a reduction in research and development revenue of zero and $1.1 million for the three and nine months ended September 30, 2011, respectively, related to the shared development costs.

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

Under the Baxter Agreement, the Company agreed to collaborate, on a world-wide basis, on the development and commercialization of two follow-on biologics, or “FOBs”, M923 and M834, products indicated in the inflammatory and autoimmune therapeutic areas, or the initial products. In addition, Baxter has the right, for a three year period, to select up to four additional FOBs to be included in the collaboration. In July 2012, Baxter selected a third FOB for inclusion in the collaboration. The Company initiated development of this product, a monoclonal antibody for oncology, which has been designated as M511. The Company does not receive milestones related to the selection of additional products. The process for achieving milestones is as follows:

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

•                  For the initial and additional products, if the Company either (a) submits an Investigational New Drug application, or IND, to the FDA or (b) is not required to file an IND, either referred to as the “Transition Period,” the Company will earn a milestone payment.

•                  Following the Transition Period, Baxter will assume responsibility for development of the FOBs, and the Company has the potential to receive up to $300 million in regulatory milestones. These milestones are designed to reward the Company, on a sliding scale, for reducing the scope of the clinical activities required to develop each FOB.

Under the Baxter Agreement, each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize designated products for all therapeutic indications. The Company has agreed to provide development and related services on a commercially reasonable basis through the Transition Period for each product, which include high-resolution analytics, characterization, and product and process development. Baxter is responsible for clinical development, manufacturing and commercialization activities and will exclusively distribute and market any products covered by the Baxter Agreement. The Company has the right to participate in a joint steering committee, consisting of an equal number of members from the Company and Baxter, to oversee and manage the development and commercialization of products under the collaboration. Costs, including development costs, payments to third parties for intellectual property licenses, and expenses for legal proceedings, including the patent exchange process pursuant to the Biologics Price Competition and Innovation Act of 2009, will be borne by the parties in varying proportions, depending on the type of expense and the stage of development. The Company has the option to participate, at its discretion, in a cost and profit share arrangement for the four additional products up to 30%. If the profit share is elected, the royalties payable would be reduced by up to nearly half. Absent a cost share arrangement, the Company will generally be responsible for research and process development costs prior to filing an IND, and the cost of in-human clinical trials, manufacturing in accordance with current good manufacturing practices and commercialization will be borne by Baxter.

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

Under the terms of the Baxter Agreement, the Company received an initial cash payment of $33 million. The Company is eligible to receive from Baxter license payments totaling $28 million for the exercise of options with respect to the additional four product candidates that can be named under the Baxter Agreement, payments of $5 million each for extensions of the period during which such additional products may be selected, and a license payment of $7 million upon the achievement of pre-defined “Minimum Development” criteria, as defined in the agreement, for M834 (a selected FOB). The Company is also eligible to receive from Baxter an aggregate of approximately $380 million in potential milestone payments, comprised of (i) up to $80 million in substantive milestone payments upon achievement of specified technical and development milestone events across the six product candidates, and (ii) regulatory milestones totaling up to $300 million, on a sliding scale, across the six product candidates where, based on the products’ regulatory application, there is a significant reduction in the scope of the clinical trial program required for regulatory approval. Two of the technical and development milestones were time-based and the total eligible milestones have been adjusted to correspond to current development plans. There are no other time-based milestones included in the Baxter Agreement. The technical and development milestones include (i) achievement of certain criteria that will ultimately drive commercial feasibility for manufacturing the products and (ii) acceptance by the FDA of an IND application.

The first anticipated technical and development milestone is $6 million and is due to the Company upon achievement of technical criteria for one of the products under the collaboration.  The anticipated timing of this milestone is 2014.

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

In accordance with FASB’s ASC Update No. 2009-13: Multiple-Deliverable Revenue Arrangements (Topic 615), the Company identified all of the deliverables at the inception of the Baxter Agreement. The deliverables were determined to include (i) the development and product licenses to the two initial FOBs and the four additional FOBs, (ii) the research and development services related to the two initial FOBs and the four additional FOBs and (iii) the Company’s participation in a joint steering committee. The Company has determined that each of the license deliverables do not have stand-alone value apart from the related research and development services deliverables as there are no other vendors selling similar, competing products on a stand-alone basis, Baxter does not have the contractual right to resell the license, and Baxter is unable to use the license for its intended purpose without the Company’s performance of research and development services. As such, the Company determined that separate units of accounting exist for each of the six licenses together with the related research and development services, as well as the joint steering committee with respect to this arrangement. The estimated selling prices for these units of accounting were determined based on similar license arrangements and the nature of the research and development services to be performed for Baxter and market rates for similar services. The arrangement consideration of $61 million, which includes the $33 million upfront payment and aggregate option payments of $28 million, was allocated to the units of accounting based on the relative selling price method. Of the $61 million, $10.3 million has been allocated to the first initial product license together with the related research and development services, $10.3 million to each of the four additional product licenses with the related research and development services, $9.4 million has been allocated to the second initial product license together with the related research and development services due to that product’s stage of development at the time the license was delivered, and $114,000 has been allocated to the joint steering committee unit of accounting. The Company will commence revenue recognition for each of the six units of accounting related to the products upon delivery of the related development and product license and will record this revenue on a straight-line basis over the applicable performance period during which the research and development services will be delivered. The Company will recognize the revenue related to the joint steering committee deliverable over the applicable performance period during which the research and development services will be delivered. The Company has determined that the performance period for each of the combined six units of accounting consisting of the products and related research and development services, begins upon delivery of the related development and product license and ends upon FDA approval of the related product. The Company has also determined that the applicable performance period for the joint steering committee deliverable begins upon delivery of the first development and product license and ends upon the latest date of FDA approval.  The Company currently estimates that the performance period for the two Initial Products, considering their respective stage of development, is approximately five and seven years, respectively, and the period of performance for the joint steering committee is approximately nine years. As of September 30, 2012, the Company has commenced recognition of the revenue allocated to the two initial products but not for the four additional products as those licenses have not been delivered. The Company recognized revenue relating to the amortized portion of the upfront payment of approximately $0.8 million and $2.2 million for the three and nine months ended September 30, 2012, respectively. The portion of the upfront payment that is unearned at September 30, 2012 is included in deferred revenue.

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

The following table summarizes the license, maintenance and royalties recorded (in thousands):

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
License and maintenance fees	$39	$39	$143	$118
Royalty fees	201	2,900	954	6,000

Total	$240	$2,939	$1,097	$6,118

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

6.                                                              Share-Based Payments

2004 Stock Incentive Plan

The Company’s 2004 Stock Incentive Plan, as amended, allows for the granting of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights and other share-based awards to employees, officers, directors, consultants and advisors. At December 31, 2011, the Company was authorized to issue up to 13,369,141 shares of common stock with annual increases (to be added on the first day of the Company’s fiscal years during the period beginning in fiscal year 2005 and ending on the second day of fiscal year 2013) equal to the lowest of (i) 1,974,393 shares, (ii) 5% of the then outstanding number of common shares or (iii) such other amount as the Board of Directors may authorize. Effective January 1, 2012, the Company’s Board of Directors increased the number of authorized shares by 1,974,393 shares. At September 30, 2012, the Company had 6,250,096 shares available for grant under the 2004 Stock Incentive Plan.

Share-Based Compensation Expense

Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the three months ended September 30, 2012 and 2011 was $3.5 million and $3.1 million, respectively. Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the nine months ended September 30, 2012 and 2011 was $10.3 million and $8.0 million, respectively.

Share-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan was $2.0 million and $1.7 million for the three months ended September 30, 2012 and 2011, respectively. Share-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan was $5.7 million and $4.9 million for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, the Company granted 1,088,151 stock options, of which 697,875 were granted in connection with annual merit awards, 248,276 were granted to new hires, and 142,000 were granted to members of the Company’s Board of Directors. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below.  The weighted average grant date fair value of option awards granted during the three months ended September 30, 2012 and 2011 was $8.35 and $10.66 per option, respectively. The weighted average grant date fair value of option awards granted during the nine months ended September 30, 2012 and 2011 was $9.20 and $9.28 per option, respectively.

The following tables summarize the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011
Expected volatility	67%	67%	66%	76%
Expected dividends	—	—	—	—
Expected life (years)	6.5	6.5	0.5	0.5
Risk-free interest rate	1.1%	1.6%	0.1%	0.2%

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
Expected volatility	66%	68%	66%	75%
Expected dividends	—	—	—	—
Expected life (years)	6.3	6.3	0.5	0.5
Risk-free interest rate	1.3%	2.8%	0.1%	0.2%

At September 30, 2012, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $12.3 million, including estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.6 years.

During the nine months ended September 30, 2012, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 184,409 shares of common stock. Additionally, during the nine months ended September 30, 2012, the Company issued 54,789 shares of common stock to employees under the Company’s employee stock purchase plan.

Restricted Stock Awards

The Company has also made awards of restricted common stock to employees, officers and directors. During the nine months ended September 30, 2012, the Company awarded 134,892 shares of restricted common stock to its officers in connection with its annual merit grant, which generally fully vest over the four years following the grant date. During the nine months ended September 30, 2012, the Company awarded 58,890 shares of performance-based restricted common stock to newly hired employees of the Company. The performance condition for these awards is the approval in the United States from the FDA for M356, the Company’s second major generic program, provided that approval occurs on or before March 28, 2015. As of September 30, 2012, the Company has granted 943,290 shares of unvested restricted common stock tied to this M356 performance condition to its employees and officers. The awards of restricted common stock are generally forfeited if the employment relationship terminates with the Company prior to vesting.

The Company recorded share-based compensation expense related to outstanding restricted stock awards, including the performance-based shares, because the Company determined that it was probable the performance condition would be achieved, of $1.6 million and $1.3 million for the three months ended September 30, 2012 and 2011, respectively. The Company recorded share-based compensation expense related to outstanding restricted stock awards, including the performance-based shares, because the Company determined that it was probable the performance condition would be achieved, of $4.5 million and $3.1 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $9.4 million, which is expected to be recognized over the weighted average remaining requisite service period of 1.8 years.

A summary of the status of nonvested shares of restricted stock as of September 30, 2012 and the changes during the nine months then ended are presented below (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	1,107	$14.29
Granted	193	15.14
Vested	(115)	12.66
Forfeited	(16)	14.56

Nonvested at September 30, 2012	1,169	$14.59

Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of September 30, 2012 are summarized below:

Vesting Schedule	Nonvested Shares
Time-based	286
Performance-based	883

Nonvested at September 30, 2012	1,169

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

8.                                                                                      Legal Contingencies

In August 2008, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against the Company and Sandoz in the United Stated Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleges infringement related to four of the seven Orange Book patents listed for Copaxone. The Company and Sandoz asserted defenses of non-infringement, invalidity and unenforceability and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against the Company and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book patents and one non-Orange book patent expire in May 2014 and one non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35

U.S.C. section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. In July 2012, the Company appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in October 2012, the Company and Mylan filed their appellate briefs.

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

In September 2011, the Company and Sandoz sued Amphastar, Watson and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar) in the United States District Court for the District of Massachusetts for infringement of two of the Company’s patents. Also in September, 2011, the Company filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar, Watson and International Medical Systems, Ltd. from selling their enoxaparin sodium product in the United States. In October 2011, the court granted the Company’s motion for a preliminary injunction and entered an order enjoining Amphastar, Watson and International Medical Systems, Ltd. from advertising, offering for sale or selling their enoxaparin sodium product in the United States until the conclusion of a trial on the merits and required the Company and Sandoz to post a security bond of $100 million to maintain the preliminary injunction. Amphastar, Watson and International Medical Systems, Ltd. filed a notice to appeal the decision and an emergency motion to dissolve or stay the preliminary injunction. In January 2012, the CAFC granted the motion to stay the preliminary injunction, pending appeal. In August 2012, the CAFC issued a written opinion vacating the preliminary injunction and remanding the case to the District Court.  In September 2012, the Company filed a petition with the CAFC for a rehearing by the full court en banc.  The collateral for the security bond posted in the litigation remains outstanding. In the event that the Company is not successful in appealing the CAFC decision and loses the case at the District Court, and Amphastar and Watson are able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. In June 2012, Amphastar filed a motion to increase the amount of the security bond, which the Company and Sandoz have opposed. Proceedings in the District Court have been stayed pending the outcome of the appellate proceedings.

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

Business Overview

The Company

We are a biotechnology company specializing in the structural characterization, process engineering and biologic systems analysis of complex molecules such as polysaccharides, polypeptides, and biologics (including proteins and antibodies). Our initial technology was built on the ability to characterize complex polysaccharides. Over the last decade, we have expanded our expertise into technologies that enable us to develop a diversified product portfolio of complex generic, follow-on biologic (FOB), and novel drugs. Our business strategy has been to develop both generic and novel drugs, and we are working with collaborators to develop and commercialize our complex generics and follow-on biologics. This strategy was validated by the marketing approval and commercial launch of enoxaparin sodium injection, a generic version of Lovenox®, in July 2010. Since its launch through September 30, 2012, we have recorded enoxaparin sodium injection product revenues of approximately $400 million, driven primarily by its initial status as a sole generic. We believe that our scientific capabilities, engineering approaches, intellectual property and regulatory strategies, and unique business model position us to develop and commercialize competitively differentiated products in our target areas of complex generics, follow-on biologics and novel drugs.

Our Programs

Our complex generic programs target marketed products that were originally approved by the United States Food and Drug Administration, or FDA, as New Drug Applications, or NDAs. Therefore, we are able to access the existing 505(j) generic regulatory pathway and submitted Abbreviated New Drug Applications, or ANDAs, for these products. Our first commercial product, enoxaparin sodium injection, which we developed and commercialized in collaboration with Sandoz, an affiliate of Novartis AG, received FDA marketing approval in July 2010 as a generic version of Lovenox. Lovenox is a complex mixture of polysaccharide chains derived from naturally sourced heparin which is used to prevent and treat deep vein thrombosis, or DVT, and to support the treatment of acute coronary syndromes, or ACS. The enoxaparin ANDA submitted by our collaborative partner Sandoz was the first ANDA for a generic Lovenox to be approved by FDA, validating our novel approaches to the structural characterization, process engineering and biologic systems analysis of complex molecules such as Lovenox. From July 2010 through early October 2011, the enoxaparin sodium injection marketed by Sandoz was the sole generic version of Lovenox, and consequently, under the terms of our collaborative agreement with Sandoz, we earned a substantial profit share on Sandoz’s net sales of enoxaparin. In developing our enoxaparin product, we filed for patent protection for certain of our enoxaparin-related technology and we have sought, and continue to seek, to enforce our issued patents.

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

Our FOB program is targeted toward developing biosimilar versions of marketed therapeutic proteins, with a goal of obtaining FDA designation as interchangeable. In March 2010, an abbreviated regulatory process was codified in Section 351(k) of the Patient Protection and Affordable Care Act of 2010. This new pathway opens the market for biosimilar and interchangeable versions of a broad array of biologic therapeutics, including antibodies, cytokines, fusion proteins, hormones and blood factors. Forecasters predict a rapidly growing multi-billion dollar global market for these products. Most of these biologic therapeutics are complex mixtures, and for several years we have been investing in developing novel approaches to the structural characterization, process engineering and analysis of the biologic activities of these therapeutics. In February 2012, FDA released three documents containing their preliminary guidelines for applications under the Section 351(k) pathway. These guidelines state that FDA will use a step-wise review that considers the totality-of-the-evidence in determining extent of the clinical development program. This approach puts a substantial emphasis on structural and functional characterization data in evaluating biosimilar products for approval. We believe the framework that the FDA has outlined in the draft guidance documents aligns with our strategy for FOBs. Our goal is to engineer biologic therapeutics that will show minimal to no structural or functional differences from the reference brand product, thereby justifying a more selective and targeted approach to human clinical testing to support demonstration of biosimilarity and interchangeability.

Our novel therapeutics program leverages the capabilities and expertise built during the development of our complex generics and FOB programs to address unmet clinical needs. Our most advanced efforts have been in the area of polysaccharide mixtures. M402, in Phase 1 clinical development as a potential anti-cancer agent, is a novel heparan sulfate mimetic that binds to multiple growth factors, adhesion molecules and chemokines to inhibit tumor angiogenesis, progression, and metastasis. Our other polysaccharide-based drug candidate, adomiparin, has been engineered to possess what we believe will be an improved therapeutic profile compared to other currently marketed anticoagulants to support the treatment of ACS. We have no plans to move forward with further clinical trials of adomiparin unless we have a collaborator for that program. In addition to these two development candidates, we are also seeking to discover and develop additional novel drugs. Our goal is to leverage the multi-targeting nature of complex mixture molecules to develop novel therapeutics which could positively modulate multiple pathways in a disease. We believe that our core technology platform will enable us to map the critical nodes that regulate complex diseases. We will then be able to define the optimal therapeutic intervention to target the appropriate nodes. We have built significant capabilities in biological characterization and engineering of proteins through our FOB platform that provide us with the potential to create unique and novel formulations of protein and antibody drug compositions for specific disease indications. To add to these capabilities, in December 2011, we acquired selected assets of Virdante Pharmaceuticals, Inc. relating to “sialic switch” technology. Sialic acid is a type of sugar modification on selected proteins that is understood to regulate anti-inflammatory and immunomodulatory functions of these proteins. These assets add to our core ability to modify and engineer protein backbones to precisely regulate biological networks and develop novel biologic product candidates.

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

In December 2011, we and Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, collectively Baxter, entered into a global collaboration and license agreement, or the Baxter Agreement, to develop and commercialize up to six FOBs.  The Baxter Agreement became effective in February 2012. Baxter is an established healthcare company with global product development, manufacturing and commercial capabilities. To accelerate efforts in the FOB space and address this growing global market, we expect to significantly increase the headcount in 2012 and related operating expenses dedicated to our FOB program in both 2012 and 2013. We expect that the increase in operating expenses will be partially offset in future years by revenues from option fees and milestone payments under the Baxter Agreement, subject to achievement of technical and regulatory criteria.

As of September 30, 2012, we had an accumulated deficit of $144.4 million. To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. In the second half of 2010, we began to derive revenue from our profit share on the commercial sale of enoxaparin sodium injection. Due to the launch by Watson and Amphastar of an enoxaparin sodium injection product in January 2012, our enoxaparin product revenue has significantly decreased. Depending on the future outcome of enoxaparin litigation, we may incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenue to return to profitability.

Financial Operations Overview

Revenue

Our revenue has been primarily derived from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration. In 2012, we began recognizing revenue under the Baxter Agreement. In the near term, our current and future revenues are dependent upon the continued sale by Sandoz of enoxaparin sodium injection, payments earned under the Baxter Agreement and potential profit share payments and milestones from our 2006 Sandoz Collaboration. In the longer term, our revenue growth will depend upon the successful clinical development, regulatory approval and launch of new commercial products and the pursuit of external business development opportunities. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the amount and timing of revenue we earn under our collaborative or strategic relationships.

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

In September 2011, we and Sandoz sued Amphastar, Watson and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar) in the United States District Court for the District of Massachusetts for infringement of two of our patents. Also in September 2011, we filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar, Watson and International Medical Systems, Ltd. from selling their enoxaparin sodium product in the United States. In October 2011, the court granted our motion for a preliminary injunction and entered an order enjoining Amphastar, Watson and International Medical Systems, Ltd. from advertising, offering for sale or selling their enoxaparin sodium product in the United States until the conclusion of a trial on the merits and requiring us and Sandoz to post a security bond of $100 million in connection with the litigation. Amphastar, Watson and International Medical Systems, Ltd. appealed the decision to the CAFC, and in January 2012, the CAFC stayed the preliminary injunction, pending a decision on appeal. In June 2012, Amphastar filed a motion to increase the amount of the security bond, which we and Sandoz have opposed. In August 2012, the CAFC issued a written opinion vacating the preliminary injunction and remanding the case to the District Court.  In September 2012, we filed a petition with the CAFC for rehearing by the full court en banc. Proceedings in the District Court have been stayed pending the outcome of the appellate proceedings.

In December 2010, we sued Teva in the United States District Court for the District of Massachusetts for infringement of two of our patents.   Proceedings in this case have been stayed pending the outcome of the appellate proceedings in the Amphastar case.

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

Subsequent to FDA’s acceptance of the ANDA for review, in August 2008, Teva and related entities and Yeda Research and Development Co., Ltd., filed suit against us and Sandoz in the United States Federal District Court in the Southern District of New York. The suit alleges infringement related to four of the seven Orange Book patents listed for Copaxone. We and Sandoz asserted defenses of non-infringement, invalidity and unenforceability and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against us and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book patents and one non-Orange book patent expire in May 2014 and one non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. In July 2012, we appealed the decision to the CAFC, and in October 2012, we and Mylan filed appellate briefs.

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

Most protein drugs have been approved by the FDA under the Biologics License Application, or BLA, regulatory pathway. The BLA pathway was created to review and approve applications for biologics that are typically produced from living systems. Until 2010, there was no abbreviated regulatory pathway for the approval of interchangeable or biosimilar versions of BLA-approved products in the United States; however, there have been guidelines for biosimilar products in the European Union for several years.

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

In April 2012, we initiated a Phase 1/2 proof-of-concept clinical study in patients with advanced metastatic pancreatic cancer. The Phase 1/2 trial consists of two parts and will evaluate the safety, efficacy, pharmacokinetics and pharmacodynamics of M402 in combination with gemcitabine. Part A of the study is an open-label, multiple ascending dose escalation. Data from Part A are expected next year. Pending successful completion of this phase, we expect to initiate Part B of the trial, which will be a randomized, controlled study investigating the safety and antitumor activity of M402 administered in combination with gemcitabine compared with gemcitabine alone.

Adomiparin

Our other novel drug candidate, adomiparin, has been engineered to possess what we believe will be an improved therapeutic profile compared with other currently marketed anticoagulants to support the treatment of ACS. We have no plans to move forward with further clinical trials of adomiparin unless we have a collaborator for the program.

Discovery Program

We believe our core analytical tools enable new insights into exploring the biology of many diseases, which will lead to an enhanced understanding of the relative role of different biological targets and related cell-to-cell signaling pathways. Many complex diseases are a result of multiple biological activities.  Our goal is to leverage the multi-targeting nature of complex mixture molecules to develop novel therapeutics which could positively modulate multiple pathways in a disease. We believe that our core technology platform will enable us to map the critical nodes that regulate complex diseases and then use the appropriate collection of “drugs”—whether polysaccharides, proteins, peptides or monoclonal antibodies—to target the appropriate nodes simultaneously. This unique approach could potentially expand the number of targets or pathways within a variety of diseases that could be rationally modulated.

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, legal, accounting, investor relations, information technology, business development and human resource functions. Other costs include facility and insurance costs not otherwise included in research and development expenses and professional fees for legal and accounting services, royalties and other general expenses.

Results of Operations

Three Months Ended September 30, 2012 and 2011

Collaboration Revenue

Collaboration revenue includes product revenue and research and development revenue earned under our collaborative arrangements. Product revenue consists of profit share/royalties earned from Sandoz on sales of enoxaparin sodium injection following its commercial launch in July 2010. For the three months ended September 30, 2011, we earned a profit share of $74.7 million on Sandoz’s reported net sales of enoxaparin of $258.7 million. For the three months ended September 30, 2012, we earned a royalty of $2.6 million on Sandoz’s reported net sales of enoxaparin of $33.8 million. The decrease in product revenue of $72.1 million, or 97%, and net sales of $224.9 million, or 87%, from the 2011 period to the 2012 period is primarily due to a change in the contractual basis of our earned product revenues from profit share to royalty-based following the launch of an authorized generic in October 2011 and the January 2012 launch of a third-party competitor’s generic Lovenox®. Additionally, the decrease in product revenue and net sales from the 2011 period to the 2012 period is attributed to aggressive competitor pricing, significant adjustments to reserve accruals caused by increased competition and continued pricing pressure, and a decrease in units sold during the third quarter. In the three months ended September 30, 2011, we recorded revenue of $10.0 million due to the achievement of a commercial milestone under the 2003 Sandoz Collaboration as a result of enoxaparin sodium injection reaching the one-year anniversary from launch as the sole generic on the market.

Research and development revenue consists of amounts earned by us under the 2003 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs, amounts earned by us under the 2006 Sandoz Collaboration for amortization of the equity premium and reimbursement of research and development services and reimbursement of development costs, and revenue earned by us under the Baxter Agreement for amortization of an upfront payment. Research and development revenue for the three months ended September 30, 2012 was $2.5 million, compared with $3.2 million for the three months ended September 30, 2011. The decrease in research and development revenue of $0.7 million, or 22%, from the 2011 period to the 2012 period is primarily due to a decrease in reimbursable manufacturing expenses associated with our M356 program offset by amortization of the upfront payment from Baxter.

We expect research and development revenue earned by us under the 2003 and 2006 Sandoz Collaborations will be between $1.0 million and $2.0 million per quarter and amortization of the equity premium will be approximately $0.5 million per quarter for the remainder of 2012.  We will continue to amortize the $33.0 million upfront payment from Baxter over the development period of up to six FOBs with quarterly amortization totaling approximately $0.8 million for the remainder of 2012.

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

Research and Development Expense

Research and development expense for the three months ended September 30, 2012 was $20.2 million, compared with $16.3 million for the three months ended September 30, 2011. The increase of $3.9 million, or 24%, from the 2011 period to the 2012 period resulted from increases of: $1.9 million in personnel and related costs associated with our headcount growth to support our programs; $1.1 million in facility-related expenses, principally due to increased rent and operating costs for our headquarters and the commencement in the first quarter of 2012 of a short-term sublease for expansion space; $0.9 million in depreciation expense primarily due to increased capital expenditures to support our programs; $0.5 million in laboratory expenses in support of our programs; $0.4 million in clinical trial costs for our M402 Phase 1/2 proof-of-concept clinical study; and $0.2 million in share-based compensation expense due to our headcount growth. These increases were offset by decreases of $0.7 million in amortization expense primarily due to the amortization of a 2011 milestone payment in connection with a 2007 asset purchase and $0.5 million primarily due to the timing of process development activities, manufacturing and third-party research costs related to our M356 program. We expect future research and development expenses to increase in support of our development efforts for our product candidates.

The following table summarizes the primary components of our research and development expenditures for our principal commercial and development programs for the three months ended September 30, 2012 and 2011 and the total external costs (including amortization) incurred by us for each of our major commercial and development projects (amounts in thousands). Certain prior period amounts have been reclassified to conform to the current period presentation. The table excludes costs incurred by our collaborative partner on such major commercial and development projects. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing our research and development activities.

	Research and Development Expense
Commercial and Development Programs (Status)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Project Inception to September 30, 2012

Enoxaparin sodium injection (ANDA approved July 2010)	$437	$317	$51,177
M356 (ANDA Filed)	816	1,700	43,873
Adomiparin (Phase 2a)	3	1	35,866
M402 (Phase 1/2)	679	1,060	12,015
FOBs (Development)	2,243	211	8,693
Discovery programs	307	955
Research and development internal costs	15,748	12,063

Total research and development expense	$20,233	$16,307

Enoxaparin sodium injection external expenditures remained consistent from the 2011 period to the 2012 period due to commercial activity being contracted directly with Sandoz. The decrease of $0.9 million in M356 external expenditures from the 2011 period to the 2012 period was primarily due to the timing of process development activities, manufacturing and third-party research costs. Adomiparin external expenditures remained insignificant from the 2011 period to the 2012 period reflecting our decision to not move forward with further clinical trials unless we have a collaborative partner for this program. The decrease of $0.4 million in M402 external expenditures from the 2011 period to the 2012 period was due to the timing of manufacturing and preclinical activities required to initiate the Phase 1/2 proof-of-concept clinical study. The increase of $2.0 million in FOB external expenditures from the 2011 period to the 2012 period was due to the timing of process development and third-party research costs to fund the build-out of our biologics infrastructure to support our Baxter Agreement. Discovery program external expenditures decreased by $0.6 million from the 2011 period to the 2012 period due to the timing of our research collaborations associated with these programs.

Research and development internal costs consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation. The increase of $3.7 million from the 2011 period to the 2012 period was due to additional research and development headcount and related costs in support of our development programs.

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

General and Administrative

General and administrative expense for the three months ended September 30, 2012 was $11.0 million, compared to $11.5 million for the three months ended September 30, 2011. General and administrative expense decreased by $0.5 million, or 4%, from the 2011 period to the 2012 period due to a decrease of $3.0 million in royalty fees payable primarily to Massachusetts Institute of Technology (M.I.T.) due to reduced enoxaparin product revenue caused by the loss of enoxaparin exclusivity, and by a change in the basis of our earned enoxaparin sodium injection product revenues from profit share to royalty-based. This decrease was offset by increases of: $1.4 million in professional fees principally due to increased legal fees relating to enoxaparin litigation; $0.5 million in personnel and related costs associated with our headcount growth; $0.2 million in facility-related expenses principally due to increased rent and operating costs for our headquarters and the commencement in the first quarter of 2012 of a short-term sublease for expansion space; $0.2 million in share-based compensation expense due primarily to increased headcount; and $0.2 million in other general and administrative expense for an insurance bond premium relating to enoxaparin litigation.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

Interest Income and Expense

Interest income was $0.3 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively. The increase of $0.1 million from the 2011 period to the 2012 period was primarily due to higher average investment balances.

Interest expense was zero and $14,000 for the three months ended September 30, 2012 and 2011, respectively, because we repaid all borrowings on our equipment line of credit during 2011.

Nine Months Ended September 30, 2012 and 2011

Collaboration Revenue

For the nine months ended September 30, 2011, we earned a profit share of $234.3 million on Sandoz’s reported net sales of enoxaparin of $789.7 million. For the nine months ended September 30, 2012, we earned $44.0 million in part on a profit share and in part on a royalty of Sandoz’s reported net sales of enoxaparin of $365.8 million. The decrease in product revenue of $190.3 million, or 81%, and net sales of $423.9 million, or 54%, from the 2011 period to the 2012 period is primarily due to a change in the basis of our earned product revenues from profit share to royalty-based following the launch of an authorized generic in October 2011 and the launch of a third-party competitor enoxaparin in January 2012. Additionally, the decrease in product revenue and net sales from the 2011 period to the 2012 period is attributed to aggressive competitor pricing, significant adjustments to reserve accruals caused by increased competition and continued pricing pressure, and a decrease in units sold. In the nine months ended September 30, 2011, we recorded revenue of $10.0 million due to the achievement of an enoxaparin market exclusivity commercial milestone under the 2003 Sandoz Collaboration. In the nine months ended September 30, 2012 and 2011, we recorded a reduction in product revenue of $3.9 million and $3.7 million, respectively, for an annual adjustment to our contractual share of certain development and legal expenses.

Research and development revenue consists of amounts earned by us under the 2003 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs, amounts earned by us under the 2006 Sandoz Collaboration for amortization of the equity premium and reimbursement of research and development services and reimbursement of development costs, and revenue earned by us under the Baxter Agreement for amortization of an upfront payment. Research and development revenue for the nine months ended September 30, 2012 was $7.2 million, compared with $9.3 million for the nine months ended September 30, 2011.The decrease in research and development revenue of $2.1 million, or 23%, from the 2011 period to the 2012 period is primarily due to a decrease in reimbursable manufacturing expenses associated with our M356 program offset by amortization of the upfront payment from Baxter and M356 shared development costs.

Research and Development Expense

Research and development expense for the nine months ended September 30, 2012 was $58.8 million, compared with $43.4 million for the nine months ended September 30, 2011. The increase of $15.4 million, or 35%, from the 2011 period to the 2012 period resulted from increases of: $4.7 million in personnel and related costs associated with our headcount growth to support our programs; $3.8 million in facility-related expenses, principally due to increased rent and operating costs for our headquarters and the commencement in the first quarter of 2012 of a short-term sublease for expansion space; $2.4 million in laboratory expenses in support of our programs; $1.8 million in depreciation and amortization expense primarily due to increased capital expenditures to support our programs; $1.4 million in clinical trial expenses associated with our M402 Phase 1/2 clinical study; $0.8 million in share-based compensation expense associated with our headcount growth and the amortization of performance-based restricted stock grants; and $0.3 million in process development and third-party research costs related to our FOB program. We expect future research and development expenses to increase in support of our product candidates.

The following table summarizes the primary components of our research and development expenditures for our principal commercial and development programs for the nine months ended September 30, 2012 and 2011 and the total external costs (including amortization) incurred by us for each of our major commercial and development projects (amounts in thousands). Certain prior period amounts have been reclassified to conform to the current period presentation. The table excludes costs incurred by our collaborative partner on such major commercial and development projects. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing our research and development activities.

	Research and Development Expense
Commercial and Development Programs (Status)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Project Inception to September 30, 2012

Enoxaparin sodium injection (ANDA approved July 2010)	$1,217	$1,164	$51,177
M356 (ANDA Filed)	3,191	4,748	43,873
Adomiparin (Phase 2a)	41	86	35,866
M402 (Phase 1/2)	2,664	2,313	12,015
FOBs (Development)	4,695	584	8,693
Discovery programs	862	1,681
Research and development internal costs	46,135	32,842

Total research and development expense	$58,805	$43,418

Enoxaparin sodium injection external expenditures remained consistent from the 2011 period to the 2012 period due to commercial activity being contracted directly with Sandoz. The decrease of $1.6 million in M356 external expenditures from the 2011 period to the 2012 period was primarily due to timing of process development activities, manufacturing and third-party research costs. Adomiparin external expenditures remained insignificant from the 2011 period to the 2012 period reflecting our decision to not move forward with further clinical trials unless we have a collaborative partner for this program.  The increase of $0.4 million in M402 external expenditures from the 2011 period to the 2012 period was principally due to costs incurred in connection with the initiation of a Phase 1/2 proof-of-concept clinical study. The increase of $4.1 million in FOB external expenditures from the 2011 period to the 2012 period was due to the timing of process development and third-party research costs to fund the build-out of our biologics infrastructure to support our Baxter Agreement. Discovery program external expenditures decreased by $0.8 million from the 2011 period to the 2012 period due to the timing of our research collaborations associated with these programs.

Research and development internal costs consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation. The increase of $13.3 million from the 2011 period to the 2012 period was due to additional research and development headcount and related costs in support of our development programs.

General and Administrative

General and administrative expense for the nine months ended September 30, 2012 was $34.3 million, compared to $29.0 million for the nine months ended September 30, 2011. General and administrative expense increased by $5.3 million, or 18%, from the 2011 period to the 2012 period due to increases of: $6.0 million in professional fees principally due to increased legal fees relating to enoxaparin litigation; $1.6 million in personnel and related costs associated with our headcount growth; $1.5 million in share-based compensation expense principally associated with increased headcount and the amortization of performance-based restricted stock grants; $0.9 million in facility-related expenses principally due to increased rent and operating costs for our headquarters and the commencement in the first quarter of 2012 of a short-term sublease for expansion space; and $0.4 million in other general and administrative expense for an insurance bond premium relating to enoxaparin litigation and renewals of vendor maintenance agreements. These increases were offset by a decrease of $5.2 million in royalty fees payable primarily to M.I.T. due to reduced enoxaparin product revenue caused by the loss of enoxaparin exclusivity, and by a change in the basis of our earned enoxaparin sodium injection product revenues from profit share to royalty-based.

Interest Income and Expense

Interest income was $1.0 million and $0.5 million for the nine months ended September 30, 2012 and 2011, respectively. The increase of $0.5 million from the 2011 period to the 2012 period was primarily due to higher average investment balances.

Interest expense was zero and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively, because we repaid all borrowings on our equipment line of credit during 2011.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities, payments from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, including profit share/royalty payments related to sales of enoxaparin sodium injection, and borrowings from our lines of credit and capital lease obligations. Since our inception, we have received $405.9 million through private and public issuance of equity securities, including the issuance of shares to Novartis Pharma AG in connection with our 2006 Sandoz Collaboration. As of

September 30, 2012, we had received a cumulative total of $543.8 million from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, a $33.0 million upfront payment under the Baxter Agreement, $4.0 million from debt financing, $9.2 million from capital lease obligations and $3.2 million from our landlord for leasehold improvements related to our corporate facility and additional funds from interest income. The January 2012 launch of a third-party competitor’s enoxaparin sodium injection triggered a change in the basis of our product revenue from profit share to a royalty based on net sales of enoxaparin sodium injection.  This competition and the resulting contractual change has had and will continue to have a negative impact on our near term cash generation trend. Our return to profitability, if at all, will most likely come from the commercialization of our generic Copaxone product, which is subject to FDA approval and litigation that could delay FDA approval. We expect to finance our current programs and planned operating requirements principally through our current cash, cash equivalents and marketable securities. We believe that these funds will be sufficient to meet our operating requirements through at least 2015. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. For example, additional business development activities could increase our cash requirements. We may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

At September 30, 2012, we had $361.8 million in cash, cash equivalents and marketable securities and $5.0 million in accounts receivable. In addition, we also held approximately $20.0 million in restricted cash, of which $17.5 million serves as collateral for a security bond posted in the litigation against Watson, Amphastar and International Medical Systems, Ltd. Our funds at September 30, 2012 were primarily invested in senior debt of government-sponsored enterprises, commercial paper, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 24 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant risk at September 30, 2012.

During the nine months ended September 30, 2012 and 2011, our operating activities provided cash of $28.2 million and $165.5 million, respectively. The cash provided by operating activities generally approximates our net (loss) income adjusted for non-cash items and changes in operating assets and liabilities.

For the nine months ended September 30, 2012, our net loss adjusted for non-cash items was $23.1 million. For the nine months ended September 30, 2012, non-cash items include share-based compensation of $10.3 million, depreciation and amortization of our property, equipment and intangible assets of $5.4 million and amortization of purchased premiums on our marketable securities of $2.2 million. In addition, the net change in our operating assets and liabilities provided cash of $51.4 million and resulted from a decrease in accounts receivable of $23.2 million, due to a contractual change in the basis of calculating our enoxaparin product revenue, related to the launch of a competitor’s generic Lovenox in January 2012, aggressive competitor pricing, significant adjustments to reserve accruals caused by increased competition and continued pricing pressure, and a decrease in units sold; a decrease in unbilled revenue of $1.6 million, resulting from lower reimbursable manufacturing activities for our M356 program; an increase in prepaid expenses and other current assets of $1.0 million, primarily due to advance payments made for renewals of vendor maintenance agreements and interest accrued on our available-for-sale marketable debt securities; an increase in restricted cash of $2.5 million due to the designation of this cash as collateral for a letter of credit related to the lease of office and laboratory space at its headquarters located at 675 West Kendall Street; an increase in accounts payable of $2.0 million, primarily due to the timing of enoxaparin litigation expenses and process development activities for our FOB programs; a decrease in accrued expenses of $1.2 million resulting from the timing of M.I.T. royalty payments; and an increase in deferred revenue of $29.2 million, primarily due to the $33.0 million upfront payment under the Baxter Agreement.

For the nine months ended September 30, 2011, our net income adjusted for non-cash items was $195.1 million. For the nine months ended September 30, 2011, non-cash items include share-based compensation of $8.0 million, depreciation and amortization of our property, equipment and intangible assets of $4.2 million and amortization of purchased premiums on our marketable securities of $1.2 million. In addition, the net change in our operating assets and liabilities used cash of $29.6 million and resulted from: an increase in accounts receivable of $30.3 million, due to an increase in our quarterly profit-share for sales of enoxaparin sodium injection; a decrease in unbilled revenue of $2.7 million, resulting from decreased reimbursable manufacturing activities for our M356 program; an increase in prepaid expenses and other current assets of $1.2 million, due to advance payments made for nonclinical program studies, the renewal of vendor maintenance agreements, and an increase in interest accrued on our available-for-sale marketable debt securities; a decrease in restricted cash of $1.8 million due to the expiration of a letter of credit for our facility lease; a decrease in accounts payable of $1.8 million, primarily due to the timing of manufacturing activities for our M356 program and the timing of payments to vendors for purchases of laboratory equipment; an increase in accrued expenses of $0.9 million resulting from an increase in accrued royalties related to our profit-share for sales of enoxaparin sodium injection; and a decrease in deferred revenue of $1.6 million, due to the amortization of the $13.6 million equity premium paid by Novartis Pharma AG in connection with the 2006 Sandoz Collaboration.

During the nine months ended September 30, 2012, our investing activities provided cash of $5.3 million. In the first nine months of 2012, we used $434.4 million of cash to purchase marketable securities and we received $454.8 million from maturities of marketable securities. During the first nine months of 2012, we used $14.6 million, $9.2 million for the purchase of laboratory equipment for our FOB and novel drug programs, $3.1 million principally for leasehold improvements related to our headquarters and software for our business operations, and $2.3 million primarily for leasehold improvements, furniture and computer equipment related to additional leased laboratory and office space.

During the nine months ended September 30, 2011, our investing activities used cash of $199.2 million. In the first nine months of 2011, we used $423.6 million of cash to purchase marketable securities and we received $236.9 million from maturities of marketable securities. Additionally, in the first nine months of 2011, we paid Parivid $6.7 million as consideration for the completion and satisfaction of a milestone related to our enoxaparin sodium injection developed technology and $5.8 million to purchase laboratory equipment and leasehold improvements to support our programs.

During the nine months ended September 30, 2012, financing activities provided cash of $2.1 million in the form of net proceeds from stock option exercises and purchases of common shares through our employee stock purchase plan. During the nine months ended September 30, 2011, financing activities provided cash of $3.5 million in the form of net proceeds of $4.9 million from stock option exercises and purchases of common shares through our employee stock purchase plan. These proceeds were offset by principal payments of $1.2 million on our capital lease agreement obligations and $0.3 million on financed leasehold improvements related to our corporate headquarters.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of revenues and expenses during the reporting periods. Additionally, we are required to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses and share-based payments. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 3.                                                                                                         Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2012, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.                                                                                                         Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                                                                                         Legal Proceedings.

In August 2008, Teva and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against us and Sandoz in the United Stated Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleges infringement related to four of the seven Orange Book patents listed for Copaxone. We and Sandoz asserted defenses of non-infringement, invalidity and unenforceability and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against us and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book patents and one non-Orange book patent expire in May 2014 and one non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. In July 2012, we appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in October 2012, we and Mylan filed appellate briefs.

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

If the decision in the first suit is not reversed on appeal, or we are not successful in the second suit, the final approval and launch of M356 could be significantly delayed until expiration of the relevant patent rights which could impair our ability to commercialize M356 and our business could be materially harmed. Litigation involves many risks and uncertainties, and there is no assurance that Novartis AG, Sandoz or we will prevail in either lawsuit.

In September 2011, we and Sandoz sued Amphastar, Watson and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar) in the United States District Court for the District of Massachusetts for infringement of two of our patents. Also in September, 2011, we filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar, Watson and International Medical Systems, Ltd. from selling their enoxaparin sodium product in the United States. In October 2011, the court granted our motion for a preliminary injunction and entered an order enjoining Amphastar, Watson and International Medical Systems, Ltd. from advertising, offering for sale or selling their enoxaparin sodium product in the United States until the conclusion of a trial on the merits and required us and Sandoz to post a security bond of $100 million in connection with the litigation. Amphastar, Watson and International Medical Systems, Ltd. appealed the decision to the CAFC, and in January 2012, the CAFC stayed the preliminary injunction, pending a decision on appeal. In June 2012, Amphastar filed a motion to increase the amount of the security bond, which we and Sandoz have opposed. In August 2012, the CAFC issued a written opinion vacating the preliminary injunction and remanding the case to the District Court. In September 2012, we filed a petition with the CAFC for rehearing by the full court en banc. Proceedings in the District Court have been stayed pending the outcome of the appellate proceedings.

In December 2010, we sued Teva in the United States District Court for the District of Massachusetts for infringement of two of our patents.  Proceedings in this case have been stayed pending the outcome of the appellate proceedings in the Amphastar case.

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

We have incurred significant losses since our inception in May 2001. At September 30, 2012, our accumulated deficit was $144.4 million. We may incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our other drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long term-profitability.

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

If we are not successful in the patent litigation against Amphastar and Watson and do not succeed in obtaining injunctive relief or damages, the reduction in our revenue stream will be permanent and our ability to fund future discovery and development programs may suffer. Furthermore, in the event that we are not successful in appealing the CAFC decision and we lose the case in the District Court, and Amphastar and Watson are able to prove they suffered damages as a result of the preliminary injunction having been in effect, then we could be liable for such damages for up to $35 million of the security bond.  This amount may be increased if Amphastar and Watson are successful in their motion to increase the amount of the security bond.

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

Many manufacturers of branded products have increasingly used legislative, regulatory and other means to delay regulatory approval and competition from manufacturers of generic drugs and could be expected to use similar tactics to delay competition from FOBs. These efforts have included:

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

•                  conducting medical education with physicians, payors and regulators that claim that generic products are too complex for generic approval;

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

We expect that certain of our product candidates may face intense and increasing competition from other manufacturers of generic and/or branded products. For example, in September 2009, Mylan announced that the FDA had accepted for filing its ANDA for generic Copaxone and in 2011 Synthon announced that it submitted an ANDA to the FDA for a generic Copaxone. Furthermore, as patents for branded products and related exclusivity periods expire, manufacturers of generic products may receive regulatory approval for generic equivalents and may be able to achieve significant market penetration. As this happens, or as branded manufacturers launch authorized generic versions of such products, market share, revenues and gross profit typically decline, in some cases, dramatically. If any of our generic product offerings, including M356, enter markets with a number of competitors, we may not achieve significant market share, revenues or gross profit. In addition, as other generic products are introduced to the markets in which we participate, the market share, revenues and gross profit of our generic products could decline.

If the market for a reference brand product, including Lovenox or Copaxone, significantly declines, sales or potential sales of our generic product and generic or biosimilar product candidates may suffer and our business would be materially impacted.

Competition in the biotechnology industry is intense. Brand name products face competition on numerous fronts as technological advances are made or new products are introduced. As new products are approved that compete with the reference brand product to our generic product and generic or biosimilar product candidates, including Lovenox or Copaxone, sales of the reference brand products may be significantly and adversely impacted and may render the reference brand product obsolete. In addition, brand companies may pursue life cycle management strategies that also impact our generic products.

For example, we anticipate current injectable treatments commonly used to treat multiple sclerosis (MS), including Copaxone, to experience competition from a number of novel drug products. Novartis’ Gilenya (fingolimod) and Sanofi’s Aubagio (teriflunomide) are recent entrants in the MS marketplace. Both agents are once-daily oral formulations and may be considered to be a more convenient form of administration than currently available injectable treatments, including Copaxone. Biogen Idec’s BG-12, Sanofi’s alemtuzumab and Teva’s laquinimod are emerging novel products that are projected to launch in the near future. These may offer a more convenient form of administration than Copaxone.  In addition, in anticipation of increasing competition, Teva, the brand manufacturer of Copaxone, is also pursuing development of a 3-time weekly subcutaneous to alleviate the injection burden associated with the once-daily formulation of Copaxone.  If approved, this formulation would compete with our generic version of once-daily injectable Copaxone.

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

•                  with regard to our generic or biosimilar product candidates, the differential availability of clinical data and experience;

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

As of September 30, 2012, we had cash, cash equivalents and marketable securities totaling $361.8 million and accounts receivable of approximately $5.0 million. For the nine months ended September 30, 2012, we had a net loss of $41.0 million and cash provided by operating activities of $28.2 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, preclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development. Our future capital requirements may vary depending on the following:

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

We expect to finance our current programs and planned operating requirements principally through our current cash, cash equivalents and marketable securities. We believe that these funds will be sufficient to meet our operating requirements through at least 2015. We may seek additional funding in the future and intend to do so through collaborative arrangements and public or private equity and debt financings or from other sources. Any additional capital raised through the sale of equity may dilute existing investors’ percentage ownership of our common stock. Capital raised through debt financing would require us to make periodic interest payments and may impose potentially restrictive covenants on the conduct of our business. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.

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

The regulatory climate in the United States for follow-on versions of biologic and complex protein products remains uncertain, even following the recent enactment of legislation establishing a regulatory pathway for the approval of FOBs. The new pathway contemplates approval of two categories of follow-on biologic products: (1) biosimilar products, which are highly similar to the existing brand product, notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences from the brand product and (2) interchangeable products, which in addition to being biosimilar can be expected to produce the same clinical result in any given patient without an increase in risk due to switching from the brand product. Only interchangeable biosimilar products would be considered interchangeable at the retail pharmacy level. The new legislation authorizes but does not require the FDA to establish standards or criteria for determining biosimilarity and interchangeability, and also authorizes the FDA to use its discretion to determine the nature and extent of product characterization, nonclinical testing and clinical testing on a product-by-product basis. Our competitive advantage in this area will depend on our success in demonstrating to the FDA that our analytics, biocharacterization and protein engineering platform technology provides a level of scientific assurance that facilitates determinations of interchangeability, reduces the need for expensive clinical or other testing, and raises the scientific quality requirements for our competitors to demonstrate that their products are highly similar to a brand product. Our ability to succeed will depend in part on our ability to invest in new programs and develop data in a timeframe that enables the FDA to consider our approach as the agency begins to implement the new law. In addition, the FDA will likely require significant new resources and expertise to review biosimilar applications, and the timeliness of the review and approval of our future applications could be adversely affected if there were a decline or even limited growth in FDA funding.

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

Furthermore, the new regulatory pathway creates the risk that the brand company, during its 12-year marketing exclusivity period, will develop and replace its product with a non-substitutable or modified product that may also qualify for an additional 12-year marketing exclusivity period, reducing the opportunity for substitution at the retail pharmacy level for an interchangeable FOB. Finally, the new legislation also creates the risk that, as brand and FOB companies gain experience with the new regulatory pathway, subsequent FDA determinations or court rulings could create additional areas for potential disputes and resulting delays in FOB approval.

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

Even if we are able to obtain regulatory approval for our generic and interchangeable biologic product candidates as therapeutically equivalent or interchangeable, state pharmacy boards or agencies may conclude that our products are not substitutable at the pharmacy level for the reference listed drug. If our generic or interchangeable biologic products are not substitutable at the pharmacy level for their reference listed drugs, this could materially reduce sales of our products and our business would suffer.

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

While a designation of interchangeability is a finding by the FDA that a biosimilar can be substituted at the pharmacy without physician intervention or prescription, brand pharmaceutical companies are lobbying state legislatures to enact physician prescription requirements, or in the absence of a prescription, physician and patient notification requirements, special labeling requirements and alternative naming requirements which if enacted could create barriers to substitution and adoption rates of interchangeable biologics as well as biosimilars. Should this occur with respect to one of our FOB product candidates, it could materially reduce sales in those states which would substantially harm our business.

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

The FDA has reported that it has a substantial backlog of ANDA filings that have resulted in significant delays in the review and approval of ANDAs and amendments or supplements due to insufficient staffing and resources. Resource constraints have also resulted in significant delays in conducting ANDA-related pre-approval inspections. Enactment of user fee legislation in 2012 is expected to fund additional resources and the new legislation implements goals and metrics for application review to begin to address this backlog and the delays. Still, when an ANDA review requires coordination with the new drug offices of the FDA, the FDA is obligated to give priority to NDA and BLA applications that are subject to statutory review time periods as well. Until such time as resources are actually increased by the FDA, our applications and supplements may be subject to significant delays during their review cycles. In addition, if a user fee statute is enacted, we may become liable for fees that could be material to our earnings.

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

Although we are aggressively pursuing patent applications on our innovative approaches to characterization and manufacture of complex generics, FOBs and new drugs, there is presently uncertainty regarding the scope of the safe harbor from a patent infringement enforcement under federal patent law, 35 USC section 271(e)(1).  This uncertainty may impair our ability to enforce certain of our patent rights and reduce the likelihood of enforcing certain of our patent rights to protect our innovations and our products. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others.

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

We may need to resort to litigation to enforce a patent issued to us or to determine the scope and validity of a third-party patent or other proprietary rights such as trade secrets in jurisdictions where we intend to market our products, including the United States, the European Union, and many other foreign jurisdictions. The cost to us of any litigation or other proceeding relating to determining the validity of intellectual property rights, even if resolved in our favor, could be substantial and could divert our management’s efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they may have substantially greater resources. Moreover, the failure to obtain a favorable outcome in any litigation in a jurisdiction where there is a claim of patent infringement could significantly delay the marketing of our products in that particular jurisdiction. Counterclaims for damages and other relief may be triggered by such enforcement actions. The costs, uncertainties and counterclaims resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

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

•                failure to obtain FDA approval for the M356 ANDA;

•                failure of enoxaparin sodium injection to sustain commercial success or to meet expectations of securities analysts;

•                failure to obtain clarity from the Court of Appeals for the Federal Circuit or Supreme Court regarding the appropriate scope of the safe harbor provisions from patent infringement;

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

101+

The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2012 and September 30, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011, and (iv) Notes to Unaudited, Condensed Consolidated Financial Statements.

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
Date: November 8, 2012
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2012

	By:	/s/ Richard P. Shea
Richard P. Shea, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)