Form 10-K
period 2012-12-31
MOMENTA PHARMACEUTICALS INC
filed 2013-02-28
CIK 1235010

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting shares of Common Stock held by non-affiliates of the registrant on June 29, 2012, based on $13.47 per share, the last reported sale price of Common Stock on the Nasdaq Global Market on that date, was $675,553,528.

         As of February 15, 2013, the registrant had 51,746,255 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the information required by Part III of Form 10-K will appear in the registrant's definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Stockholders and are hereby incorporated by reference into this report.

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

 PART I

Item 1.    BUSINESS

The Company

        We are a biotechnology company specializing in the structural characterization, process engineering and biologic systems analysis of complex molecules such as polysaccharides, polypeptides, and biologics (including proteins and antibodies). Our initial technology was built on the ability to characterize complex polysaccharides. Over the last decade, we have expanded our expertise into technologies that enable us to develop a diversified product portfolio of complex generics, biosimilars and novel products. Our business strategy has been to develop both generic and novel products, and we are working with collaborators to develop and commercialize our complex generics and biosimilars. This strategy was validated by the marketing approval and commercial launch of Enoxaparin Sodium Injection, a generic version of Lovenox®, in July 2010. Since its launch through December 31, 2012, we have recorded Enoxaparin Sodium Injection product revenues of approximately $422 million, driven primarily by its initial status as a sole generic. We believe that our scientific capabilities, engineering approaches, intellectual property and regulatory strategies, and synergistic business model position us to develop and commercialize competitively differentiated products in our target areas of complex generics, biosimilars and novel products.

Our Approach

        Our goal is to understand multi-dimensional complex mixtures and biological networks in order to create well-controlled manufacturing processes for products and unique approaches to targeting system biologies. We believe this provides us a competitive advantage in developing complex generics, biosimilars and novel products.

        The first step in our approach is to gain a detailed understanding of the complex system we are studying. To do this, we deconstruct complex mixtures and biological networks and define the key attributes that can uniquely and unambiguously characterize relevant properties about the system. Key elements include use of existing and proprietary analytical technologies to measure the key attributes to ensure thorough and sufficient characterization, use of reagents, enzymes, labeling agents and other tools to specifically and precisely understand and modify structural attributes of complex product candidates, and use of bioinformatics approaches that support the choice of analytics and enable predictive modeling of complex systems to assist in the characterization process.

        The second step in our approach is to use the characterization information we have generated to engineer a well-controlled manufacturing process in order to ensure that we can reliably produce complex mixture products. Key elements of this process include mapping the elements of the system in which these products function to the manufacturing process, which includes defining the structure-process relationships and development of process controls derived from our characterization analytics.

        The third step in our approach is to apply our tools to biological systems. Most observed in-vitro and in-vivo biological activity is a result of a complex set of molecular interactions. We are developing and applying tools we believe will allow us to better understand these biologic "networks", enabling us to more effectively design therapeutic interventions in these biological systems. Key elements include use of advanced existing and proprietary analytics to develop a thorough understanding of targeted biological systems in order to develop our product candidates.

        It is the combination of these tools that enables us to thoroughly characterize complex polysaccharide, polypeptide and protein products (including antibodies). While a similar integrated analytical approach is applied across these different product categories, we develop a unique characterization toolkit for each specific complex molecule.

Commercial, Development and Research Programs

        Our complex generics programs target marketed products that were originally approved by the United States Food and Drug Administration, or FDA, as New Drug Applications, or NDAs. Therefore, we have been able to access the existing 505(j) generic regulatory pathway and have submitted Abbreviated New Drug Applications, or ANDAs, for these products. Our first commercial product, Enoxaparin Sodium Injection, which has been developed and commercialized in collaboration with Sandoz Inc. and Sandoz AG, collectively Sandoz, affiliates of Novartis AG, received FDA marketing approval in July 2010 as a generic version of Lovenox® (enoxaparin sodium injection).

Lovenox is a complex mixture of polysaccharide chains derived from naturally sourced heparin which is used to prevent and treat deep vein thrombosis, or DVT, and to support the treatment of acute coronary syndromes, or ACS. The Enoxaparin Sodium Injection ANDA submitted by Sandoz was the first ANDA for a generic Lovenox to be approved by FDA, validating our novel approaches to the structural characterization, process engineering and biologic systems analysis of complex molecules. From July 2010 through early October 2011, the Enoxaparin Sodium Injection marketed by Sandoz was the sole generic version of Lovenox, and consequently, under the terms of our collaborative agreement with Sandoz, we earned a substantial profit share on Sandoz's sales of Enoxaparin Sodium Injection. The product now faces other generic competitors and we receive a royalty on net sales, which have been significantly eroded by competitive pressures.

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

        Our biosimilars program is targeted toward developing biosimilar versions of marketed therapeutic proteins, with a goal of obtaining FDA designation as interchangeable. The subset of biosimilars receiving an interchangeability designation are known as interchangeable biologics. In March 2010, an abbreviated regulatory process was codified in Section 351(k) of the Patient Protection and Affordable Care Act of 2010. This new pathway opens the market for biosimilar and interchangeable versions of a broad array of biologic therapeutics, including antibodies, cytokines, fusion proteins, hormones and blood factors. Forecasters predict a rapidly growing multi-billion dollar global market for these products. Most of these biologics are complex mixtures, and for several years we have been investing in developing novel approaches to the structural characterization, process engineering and analysis of the biologic activities of these products. In February 2012, FDA released three documents containing their preliminary guidelines for applications under the Section 351(k) pathway. These guidelines state that FDA will use a step-wise review that considers the totality-of-the-evidence in determining extent of the clinical development program. This approach puts a substantial emphasis on structural and functional characterization data in evaluating biosimilar products for approval. We believe the framework that the FDA has outlined in the draft guidance documents aligns with our strategy for biosimilars. Our goal is to engineer biologic products that will show minimal to no structural or functional differences from the reference brand product, thereby justifying a more selective and targeted approach to human clinical testing to support demonstration of interchangeability. In December 2011, we and Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, collectively, Baxter, entered into a global collaboration and license agreement, or the Baxter Agreement, to develop and commercialize up to six biosimilars. The Baxter Agreement became effective in February 2012. Baxter is an established healthcare company with global product development, manufacturing and commercial capabilities.

        Our novel products program leverages the capabilities and expertise of our complex generics and biosimilars programs to address unmet clinical needs. Our most advanced efforts have been in the area of polysaccharide mixtures. M402, in Phase 1 clinical development as a potential anti-cancer agent, is a novel heparan sulfate mimetic that binds to multiple growth factors, adhesion molecules and chemokines to inhibit tumor angiogenesis, progression, and metastasis. In addition to this development candidate, we are also seeking to discover and develop additional novel products. Our goal is to leverage the multi-targeting nature of complex mixture molecules to develop novel products which could positively modulate multiple pathways in a disease. We believe that our core technology platform will enable us to map the critical nodes that regulate complex diseases. We will then be able to define the optimal therapeutic intervention to target the appropriate nodes. We have built significant capabilities in biological characterization and engineering of proteins through our biosimilars platform that provide us with the potential to create unique and novel formulations of protein (including antibody) drug compositions for specific disease indications. To add to these capabilities, in December 2011 we acquired selected assets of Virdante Pharmaceuticals, Inc. relating to sialylation technology. Sialic acid is a type of sugar modification on selected proteins that is understood to regulate anti-inflammatory and immunomodulatory function. These assets add to our core ability to modify and engineer protein backbones to precisely regulate biological networks and develop novel biologic product candidates. We may apply our proprietary sialylation technology program to develop a sialylated plasma-derived intravenous immunoglobulin, or IVIG, product, or a recombinant sialylated Fc product. We are investigating both approaches, and expect to have data later this year that will guide our development efforts.

Product Programs—Complex Generics and Biosimilars

Enoxaparin Sodium Injection—Generic Lovenox®

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

  Description of Our Program

        Lovenox is a heterogeneous mixture of complex polysaccharide chains that, in our view, prior to the application of our technology, had not been adequately analyzed. The length and sequence of the polysaccharide chains vary, resulting in a diversity of chemical structures in the mixture. The current description in the package insert of Lovenox includes molecular weight distribution and in vitro measurements of Lovenox's ability to inhibit blood clotting factors Xa and IIa, or its anti-Xa and anti-IIa activity. While molecular weight distribution provides a rough measure of the range of chain lengths, it provides no information about detailed sequences or chemical structures contained in Lovenox. Similarly, the in vitro measures of anti-Xa and anti-IIa activity describe certain aspects of anticoagulation but only partly define the biological and clinical activity of Lovenox. According to Sanofi-Aventis, only 15% to 25% of the chains in LMWHs contain sequences that bind to the factor that is responsible for anti-Xa and anti-IIa activity. Our technology and analytical approach allowed us to thoroughly characterize Lovenox which enabled FDA approval of the ANDA.

        In 2003, we entered into a collaboration and license agreement, or the 2003 Sandoz Collaboration, with Sandoz N.V. and Sandoz Inc. to jointly develop, manufacture and commercialize Enoxaparin Sodium Injection in the United States. Sandoz N.V. later assigned its rights in the 2003 Sandoz Collaboration to Sandoz AG, an affiliate of Novartis Pharma AG. We refer to Sandoz AG and Sandoz Inc. together as Sandoz.

        In 2006 and 2007, we entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement, with Novartis Pharma AG, and a collaboration and license agreement, as amended, or the Second Sandoz Collaboration Agreement, with Sandoz AG. Together, this series of agreements is referred to as the 2006 Sandoz Collaboration. Under the Second Sandoz Collaboration Agreement, we and Sandoz AG expanded the geographic markets for Enoxaparin Sodium Injection covered by the 2003 Sandoz Collaboration to include the European Union.

  Regulatory Matters

        Sandoz submitted ANDAs in its name to the FDA for Enoxaparin Sodium Injection in syringe and vial forms, seeking approval to market Enoxaparin Sodium Injection in the United States. The ANDA for the syringe form of Enoxaparin Sodium Injection was approved in July 2010 and the ANDA for the vial form of Enoxaparin Sodium Injection was approved in December 2011.

  Commercial Market

        Due to additional competition in the generic enoxaparin market, which has impacted pricing, the overall United States enoxaparin market size has declined. Sanofi reported $410 million (€319 million) and $883 million (€633 million) in sales of brand Lovenox in the United States in 2012 and 2011, respectively. Sandoz reported $451 million and $1.0 billion in sales of Enoxaparin Sodium Injection in the United States in 2012 and 2011, respectively. Pursuant to the 2003 Sandoz Collaboration, Sandoz is responsible for commercialization and distribution of Enoxaparin Sodium Injection.

  Legal Matters

        In September 2011, we and Sandoz sued Amphastar Pharmaceuticals, Inc., or Amphastar, Watson Pharmaceuticals, Inc. (now Actavis, Inc., or Actavis) and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar) in the United States District Court for the District of Massachusetts for infringement of two of our patents. Also in September 2011, we filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar, Actavis and International Medical Systems, Ltd. from selling their enoxaparin sodium product in the United States. In October 2011, the District Court granted our motion for a preliminary injunction and entered an order enjoining Amphastar, Actavis and International Medical Systems, Ltd. from advertising, offering for sale or selling their enoxaparin product in the United States until the conclusion of a trial on the merits and requiring us and Sandoz to post a security bond of $100 million in connection with the litigation. Amphastar, Actavis and International Medical Systems, Ltd. appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in January 2012, the CAFC stayed the preliminary injunction. In June 2012, Amphastar filed a motion to increase the amount of the security bond, which we and Sandoz have opposed. In August 2012, the CAFC issued a written opinion vacating the preliminary injunction and remanding the case to the District Court, holding that Amphastar's use of our patented method for processing Enoxaparin Sodium Injection was protected by the "safe harbor" from patent infringement under federal patent law, 35 U.S.C. Section 271(e)(1). In September 2012, we filed a petition with the CAFC for rehearing by the full court en banc, which was denied. In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC. The District Court has delayed briefing on and the hearing of this motion until it rules on certain pending discovery motions. In February 2013, we filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court. Review by the Supreme Court is discretionary and certiorari petitions are infrequently granted.

        In December 2010, we sued Teva Pharmaceutical Industries Ltd., or Teva, in the United States District Court for the District of Massachusetts for infringement of two of our patents. The patents claim methods of producing enoxaparin having specified quality attributes. In January 2013, Teva filed a motion for summary judgment in the District Court following the decision from the CAFC in the aforementioned case. The District Court has delayed briefing on and the hearing of this motion until it rules on certain pending discovery motions in the related patent infringement suit against Amphastar and Actavis.

M356—Generic Copaxone® (glatiramer acetate injection)

        M356 is designed to be a generic version of Copaxone (glatiramer acetate injection), a complex drug consisting of a synthetic mixture of polypeptide chains. Copaxone is indicated for the reduction of the frequency of relapses in patients with RRMS, a chronic disease of the central nervous system characterized by inflammation and neurodegeneration.

  Description of Our Program

        Under the Second Sandoz Collaboration Agreement, we and Sandoz AG agreed to exclusively collaborate on the development and commercialization of M356, among other products. Given its structure as a complex mixture of polypeptide chains of various lengths and sequences, there are significant technical challenges involved in thoroughly characterizing Copaxone and in manufacturing an equivalent version. We believe our technology can be applied to characterize glatiramer acetate and to develop a generic product that has the same active ingredient as Copaxone. We are continuing to expand our portfolio of pending patent applications related to glatiramer acetate injection.

        In connection with the 2006 Sandoz Collaboration, we sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of our common stock on the NASDAQ Global Market was $13.05 on the date of purchase) for an aggregate purchase price of $75.0 million, resulting in an equity premium of $13.6 million. As of December 31, 2012, Novartis AG owns approximately 9% of our outstanding common stock.

  Regulatory Matters

        In December 2007, Sandoz submitted to the FDA an ANDA in its name seeking approval to market M356 in the United States containing a Paragraph IV certification. This is a certification by the ANDA applicant that the patent relating to the drug product that is the subject of the ANDA is invalid, unenforceable or will not be infringed. In July 2008, the FDA notified Sandoz that it had accepted the ANDA for review as of December 27, 2007. In addition, the FDA's published database indicates that the first substantially complete ANDA submitted for glatiramer acetate injection containing a Paragraph IV certification was filed on December 27, 2007, making Sandoz's ANDA eligible for the grant of a 180-day generic exclusivity period upon approval. Under applicable laws, there are a number of ways an ANDA applicant may forfeit its 180-day exclusivity, including if the applicant fails to achieve at least tentative approval within 30 months after the date on which the ANDA is filed. Because tentative approval for the M356 ANDA was not received in the specified 30 months, the 180-day exclusivity period will be forfeited unless the exception to the forfeiture rule applies. We will not know whether the exception applies unless and until the FDA approves the ANDA. The review of Sandoz's ANDA is ongoing. We and Sandoz are in regular communication with the FDA to address any additional questions or requests that it may have as it continues the review of Sandoz's application.

        Since 2008, Teva has filed four Citizen Petitions with FDA requesting FDA deny approval of any ANDA filed for generic Copaxone. The FDA has denied each of the Citizen Petitions. We anticipate Teva will continue to engage in activities that seek to challenge the approval of our M356 ANDA.

  Potential Commercial Market

        In North America, Copaxone is marketed by Teva Neuroscience, Inc., which is a subsidiary of Teva. Teva reported worldwide sales of Copaxone of approximately $4.0 billion in 2012, with approximately 72%, or $2.9 billion, from the United States.

  Legal Matters

        Subsequent to FDA's acceptance of the ANDA for review, in August 2008, Teva and related entities and Yeda Research and Development Co., Ltd., filed suit against us and Sandoz in the United States Federal District Court in the Southern District of New York. The suit alleges infringement related to four of the seven Orange Book patents listed for Copaxone. We and Sandoz asserted defenses of non-infringement, invalidity and unenforceability and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against us and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book patents and one non-Orange book patent expire in May 2014 and one non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. Section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. In July 2012, we appealed the decision to the CAFC, and we and Mylan filed appellate briefs. Teva filed its opposition and our reply is due in March 2013.

        In December 2009, in a separate action in the same court, Teva sued Sandoz, Novartis AG and us for patent infringement related to certain other non-Orange Book patents after Teva's motion to add those patents to the ongoing Paragraph IV litigation was denied. In January 2010, we and Sandoz filed a motion to dismiss this second suit on several grounds, including the failure of Teva to state an actionable legal claim and lack of subject matter jurisdiction. The motion is pending. We intend to defend this suit.

        If the decision in the first suit is not reversed on appeal, or we are not successful in the second suit, the final approval and launch of M356 cannot occur until expiration of the relevant patent rights. Litigation involves many risks and uncertainties, and there is no assurance that Novartis AG, Sandoz or we will prevail in either lawsuit.

Biosimilars Program

  Description of Our Program

        We are also applying our technology platform to the development of biosimilar versions of marketed therapeutic proteins, with a goal of obtaining FDA designation as interchangeable. Therapeutic proteins represent a sizable segment of the United States drug market, with sales expected to be approximately $69 billion in 2013, according to Datamonitor. Given the inadequacies of standard technology, many of these therapeutic proteins have not been thoroughly characterized. Most of these products are complex glycoprotein mixtures, consisting of proteins that contain branched sugars that vary from molecule to molecule. These sugars can impart specific biological properties to the therapeutic protein and can often comprise a significant portion of the mass of the molecule. In addition to the structural characterization of several marketed therapeutic proteins, we are also advancing our structure-process capabilities as we further define the relationship between aspects of the manufacturing process and the structural composition of the final protein product. We believe that our investment in our analytics and characterization technology coupled with our investment in the science of better understanding the relationship of the biologic manufacturing process to structural composition provides us with the opportunity develop a competitive advantage for our future biosimilars or interchangeable biologic product candidates.

        In December 2011, we and Baxter entered into the Baxter Agreement under which we agreed to collaborate, on a world-wide basis, on the development and commercialization of up to six biosimilars. The Baxter Agreement became effective in February 2012. We have announced the following three products in development under the Baxter Agreement:

  •
  M923, a biosimilar for a branded biologic indicated for autoimmune and inflammatory diseases, is our most advanced biosimilar. We are working toward a 2014 IND submission.

  •
  M834, also indicated for autoimmune and inflammatory diseases. We are working toward achievement of pre-defined "minimum development criteria" license payments in 2014.

  •
  M511, a monoclonal antibody for oncology. We are working toward achievement of pre-defined "minimum development criteria" license payments in 2014.

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

        In March 2010, with the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCI, an abbreviated pathway for the approval of biosimilars and interchangeable biologics was created. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as "interchangeable," based on its similarity to an existing brand product.

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

        The new law is complex and is only beginning to be interpreted and implemented by the FDA. As a result, we expect that its ultimate impact, implementation and meaning will be subject to uncertainty for years to come.

Product Candidates—Novel Products

Overview

        Our novel products program uses the established characterization and process engineering capabilities from our complex generic and biosimilars programs—with a focus on cell surface polysaccharides and therapeutic proteins.

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

        Researchers have conducted a series of nonclinical experiments using different pancreatic cancer models to test the hypothesis that M402 can modulate tumor progression and metastasis and enhance the efficacy of gemcitabine, a first-line standard of care chemotherapy treatment for pancreatic cancer. The nonclinical results showed that M402 in combination with gemcitabine prolonged survival and substantially lowered the incidence of metastasis, suggesting that M402 has the potential to complement conventional chemotherapy. We believe that M402's mechanism of action, by binding to multiple heparin binding factors involved in tumor growth and metastasis, creates the potential for M402 to contribute to efficacy in a broad range of cancers.

        In April 2012, we initiated a Phase 1/2 proof-of-concept clinical study in patients with advanced metastatic pancreatic cancer. The Phase 1/2 trial consists of two parts and will evaluate the safety, efficacy, pharmacokinetics and pharmacodynamics of M402 in combination with gemcitabine. Part A of the study is an open-label, multiple ascending dose escalation. Dose escalation data from Part A of the study are expected this year. Pending successful completion of this phase, we expect to initiate Part B of the trial, which will be a randomized, controlled study investigating the safety and antitumor activity of M402 administered in combination with gemcitabine compared with gemcitabine alone.

Discovery Program

        We believe our core analytical tools enable new insights into exploring the biology of many diseases, which will lead to an enhanced understanding of the relative role of different biological targets and related cell-to-cell signaling pathways. Many complex diseases are a result of multiple biological activities. Our goal is to leverage the multi-targeting nature of complex mixture molecules to develop novel products which may positively modulate multiple pathways in a disease. We believe that our core technology platform will enable us to map the critical nodes that regulate complex diseases and then use the appropriate collection of "drugs"—whether polysaccharides, proteins, peptides or monoclonal antibodies—to target the appropriate nodes simultaneously. This unique approach could potentially expand the number of targets or pathways within a variety of diseases that could be modulated.

Sialylation Technology

        We are applying our proprietary sialylation technology (a method to add sialic acid to proteins) to modify immunoglobulin G, or IgG, antibodies in IVIG, a drug that is currently used to treat autoimmune and inflammatory disease. Our objective is to further potentiate the anti-inflammatory activities of these antibodies and to potentially develop drugs with differentiated attributes such as enhanced efficacy and/or a wider therapeutic window that address autoimmune and inflammatory diseases. To date, we have made substantial progress in this program by demonstrating that sialylating Fc-linked glycans of IgG antibodies can enhance anti-inflammatory effects in a nonclinical model, consistent with the findings previously published by Dr. Jeffrey Ravetch of The Rockefeller University. In 2013, our first objective is to investigate the biology of sialylated IVIG to inform our selection of the best indication to take forward into our first clinical programs. Our second objective is to define the product, or products, we will be advancing. We could apply our sialylation technology to develop a sialylated plasma-derived IVIG product, or a recombinant sialylated Fc product. We are investigating both approaches, and expect to have data later this year that will guide our development efforts.

        Currently, IVIG is manufactured from large pools of human plasma. Increasing demand for IVIG products already exceeds available supply worldwide thus limiting broader clinical applications. Today, estimated global IVIG sales are $7 billion annually according to Health Advances. IVIG is approved in several indications primarily addressing inflammatory, infectious and immunodeficiency diseases, including primary immunodeficiency disease, idiopathic thrombocytopenic purpura, Kawasaki disease, chronic inflammatory demyelinating polyneuropathy, and multifocal motor neuropathy. IVIG is also being investigated for use in the treatment of Alzheimer's disease and other neurological conditions.

Research and Development Expenses

        Research and development expenses consist of costs incurred in identifying, developing and testing our product programs. These expenses consist primarily of salaries and related expenses for personnel, license fees, consulting fees, contract research and manufacturing, nonclinical and clinical studies, and the costs of laboratory equipment and facilities. Research and development expense for 2012 was $80.3 million, compared with $64.7 million in 2011 and $51.7 million in 2010.

Collaborations, Licenses and Asset Purchases

Sandoz

  2003 Sandoz Collaboration

        Under the terms of the 2003 Sandoz Collaboration, we and Sandoz agreed to exclusively work with each other to develop and commercialize Enoxaparin Sodium Injection for any and all medical indications within the United States. In addition, we granted Sandoz an exclusive license under our intellectual property rights to develop and commercialize injectable enoxaparin for all medical indications within the United States.

        In July 2010, Sandoz began the commercial sale of Enoxaparin Sodium Injection. The profit-share or royalties Sandoz is obligated to pay us under the 2003 Sandoz Collaboration differ depending on whether (i) there are no third-party competitors marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), (ii) a Lovenox-Equivalent Product is being marketed by Sanofi-Aventis, which distributes the brand name Lovenox, or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, or (iii) there are one or more third-party competitors which are not Sanofi-Aventis marketing a Lovenox-Equivalent Product. From July 2010 through September 2011, no third-party competitor was marketing a Lovenox-Equivalent Product; therefore, during that period, Sandoz paid us 45% of the contractual profits from the sale of Enoxaparin Sodium Injection. In September 2011, FDA approved the ANDA for the enoxaparin product of Amphastar. In October 2011, Sandoz confirmed that an authorized generic Lovenox-Equivalent Product was being marketed, which meant that Sandoz was obligated to pay us a royalty on its net sales of Enoxaparin Sodium Injection until the contractual profits from those net sales in a product year (July 1—June 30) reached a certain threshold. Upon achievement of the contractual profit threshold in December 2011, Sandoz was obligated to pay us a profit share for the remainder of the product year. In January 2012, following the CAFC's granting a stay of the preliminary injunction previously issued by the United States District Court for the District of Massachusetts, Actavis announced that they and Amphastar launched their enoxaparin product. Consequently, in each product year, for net sales of enoxaparin up to a pre-defined sales threshold, Sandoz is obligated to pay us a royalty on net sales payable at a 10% rate, and for net sales above the sales threshold, payable at a 12% rate.

        Certain development and legal expenses may reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz. Any product liability costs and certain other expenses arising from patent litigation may also reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz, but only up to 50% of these amounts due to us from Sandoz each quarter. Our contractual share of these development and legal expenses is subject to an annual adjustment at the end of each product year, and ends with the product year ending June 2015.

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

  2006 Sandoz Collaboration

        Under the Second Sandoz Collaboration Agreement, we and Sandoz AG agreed to exclusively collaborate on the development and commercialization of M356, among other products, and expanded the geographic markets covered by the 2003 Sandoz Collaboration related to Enoxaparin Sodium Injection to include the European Union. In December 2008, we and Sandoz AG terminated the collaborative program with regard to one of the follow-on products, M249, primarily due to its commercial prospects. In December 2009, we and Sandoz AG terminated the collaborative program with regard to the other follow-on product, M178, and clarified the surviving rights of each of the parties following such termination. As a result, the Second Sandoz Collaboration Agreement now principally governs the M356 collaborative program and the expansion of the 2003 Sandoz Collaboration.

        Costs, including development costs and the costs of clinical studies, will be borne by the parties in varying proportions depending on the type of expense and the related product. For M356, we are generally responsible for all of the development costs in the United States. For M356 outside of the United States and for Enoxaparin Sodium Injection in the European Union, we share development costs in proportion to our profit sharing interest. All commercialization responsibilities and costs will be borne by Sandoz AG worldwide as they are incurred for all products. We are reimbursed at cost for any full-time equivalent employee expenses as well as any external costs incurred in the development of products to the extent development costs are born by Sandoz AG. Sandoz AG is responsible for funding all of the legal expenses incurred under the Second Sandoz Collaboration Agreement; however a portion of certain legal expenses will be offset against the profit-sharing amounts in proportion to our profit sharing interest. The parties will share profits in varying proportions, depending on the product. We are entitled to a 50% share of the profits from sales of M356. We are eligible to receive up to $163.0 million in milestone payments if all milestones are achieved for the two product programs remaining under collaboration. None of these payments, once received, is refundable and there are no general rights of return in the arrangement. Sandoz AG has agreed to indemnify us for various claims, and a certain portion of such costs may be offset against certain future payments received by us.

        Under the Second Sandoz Collaboration Agreement, each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions. We have agreed to provide development and related services on a commercially reasonable best-efforts basis, which includes developing a manufacturing process to make the products, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale, and related development of intellectual property. We have the right to participate in a joint steering committee, which is responsible for overseeing development, legal and commercial activities and which prepares and approves the annual collaboration plans. Sandoz AG is responsible for commercialization activities and will exclusively distribute and market the products.

        The term of the Second Sandoz Collaboration Agreement extends throughout the development and commercialization of the products until the last sale of the products, unless earlier terminated by either party pursuant to the provisions of the Second Sandoz Collaboration Agreement. The Second Sandoz Collaboration Agreement may be terminated if either party breaches the Second Sandoz Collaboration Agreement or files for bankruptcy. In addition, either we or Sandoz AG may terminate the Second Sandoz Collaboration Agreement as it relates to the remaining products, on a product-by-product basis, if clinical trials are required.

        Pursuant to the terms of the Stock Purchase Agreement, we sold 4,708,679 shares of common stock to Novartis Pharma AG, an affiliate of Sandoz AG, at a per share price of $15.93 for an aggregate purchase price of $75.0 million. This resulted in a paid premium of $13.6 million as the closing price of our common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement.

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

Baxter

        In December 2011, we and Baxter entered into the Baxter Agreement, which became effective in February 2012, following expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as amended.

        Under the Baxter Agreement, we and Baxter agreed to collaborate, on a world-wide basis, on the development and commercialization of two biosimilars, M923 and M834, products indicated in the inflammatory and autoimmune therapeutic areas, or the initial products. In July 2012, Baxter selected a third product for inclusion in the collaboration. We initiated development of this product, a monoclonal antibody for oncology, which has been designated as M511. We do not receive milestones related to the selection of additional products. Baxter has the right through February 2015, to select up to three additional biosimilars to be included in the collaboration. The process for achieving milestones under the Baxter Agreement is as follows:

  •
  Baxter selects an additional product to the collaboration and we initiate development.

  •
  If we achieve pre-defined "minimum development" criteria related to the additional product, Baxter is given an option to exercise exclusive license rights.

  •
  If Baxter exercises its exclusive license option to advance the product under the Baxter Agreement, we will earn a license payment.

  •
  If we achieve pre-defined "technical development" criteria related to the initial product or additional product, we will earn a milestone payment.

  •
  For the initial and additional products, if we either (a) submit an Investigational New Drug application, or IND, to the FDA or (b) are not required to file an IND, either referred to as the "Transition Period," we will earn a milestone payment.

  •
  Following the Transition Period, Baxter will assume responsibility for development of each biosimilar, and we have the potential to receive up to $300 million in regulatory milestones. These milestones are designed to reward us, on a sliding scale, for reducing the scope of the clinical activities required to develop each biosimilar.

        Under the Baxter Agreement, each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize designated products for all therapeutic indications. We have agreed to provide development and related services on a commercially reasonable basis through the Transition Period for each product, which include high-resolution analytics, characterization, and product and process development. Baxter is responsible for clinical development, manufacturing and commercialization activities and will exclusively distribute and market any products covered by the Baxter Agreement. We have the right to participate in a joint steering committee, consisting of an equal number of members from us and Baxter, to oversee and manage the development and commercialization of products under the collaboration. Costs, including development costs, payments to third parties for intellectual property licenses, and expenses for legal proceedings, including the patent exchange process pursuant to the Biologics Price Competition and Innovation Act of 2009, will be borne by the parties in varying proportions, depending on the type of expense and the stage of development. We have the option to participate, at our discretion, in a cost and profit share arrangement for the four additional products up to 30%. If the profit share is elected, the royalties payable would be reduced by up to nearly half. Absent a cost share arrangement, we will generally be responsible for research and process development costs prior to the Transition Period, and the cost of clinical trials, manufacturing in accordance with current good manufacturing practices and commercialization will be borne by Baxter.

        In addition, we have agreed, for a period commencing six months following the effective date and ending on the earlier of (i) three years from the effective date of the Baxter Agreement (subject to certain limited time extensions as provided in the Baxter Agreement) or (ii) the selection of the three additional products, to notify Baxter of bona fide offers from third parties to develop or commercialize a biosimilar that could be an additional product candidate. Following such notification, if Baxter does not select such proposed product or products for inclusion in the collaboration, we have the right to develop, manufacture, and commercialize such product or products on our own or with a third party. We also agreed to provide Baxter with a right of first negotiation with respect to collaborating in the development of a competing product for a period of three years following the effectiveness of an IND exemption or waiver or regulatory authority authorization to dose humans, subject to certain restrictions as outlined in the Baxter Agreement. Following the third anniversary of the effective date of the Baxter Agreement (subject to certain limited time extensions, as provided for in the Baxter Agreement), we may develop, on our own or with a third party, any biosimilar products not named under the Baxter Agreement, subject to certain restrictions

        Under the terms of the Baxter Agreement, we received an initial cash payment of $33 million. We are also eligible to receive license payments totaling $28 million for the exercise of options with respect to the additional four product candidates that can be named under the Baxter Agreement, payments of $5 million each for extensions of the period during which such additional products may be selected, and a license payment of $7 million upon the achievement of pre-defined "minimum development" criteria, as defined in the agreement, for M834 (a selected biosimilar). In addition, we are eligible to receive an aggregate of approximately $380 million in potential milestone payments, comprised of (i) up to $80 million in substantive milestone payments upon achievement of specified technical and development milestone events across the six product candidates, and (ii) regulatory milestones totaling up to $300 million, on a sliding scale, across the six product candidates where, based on the products' regulatory application, there is a significant reduction in the scope of the clinical trial program required for regulatory approval. Two of the technical and development milestones were time-based and the total eligible milestones have been adjusted to correspond to current development plans. There are no other time-based milestones included in the Baxter Agreement. The technical and development milestones include (i) achievement of certain criteria that will ultimately drive commercial feasibility for manufacturing the products and (ii) acceptance by the FDA of an IND application.

        In addition, if any of the six products are successfully developed and launched, Baxter will be required to pay to us royalties on net sales of licensed products worldwide, with a base royalty rate in the high single digits with the potential for significant tiered increases based on the number of competitors, the interchangeability of the product, and the sales tier for each product. The maximum royalty with all potential increases would be slightly more than double the base royalty.

        For the three products in development under the Baxter Agreement, if we achieve certain development and technical criteria, we could receive a total of up to $26 million in license payments and milestones in 2014.

        The term of the collaboration will continue throughout the development and commercialization of the products, on a product-by-product and country-by-country basis, until there is no remaining payment obligation with respect to a product in the relevant territory, unless earlier terminated by either party pursuant to the terms of the Baxter Agreement.

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

Massachusetts Institute of Technology

        We have an agreement dated November 1, 2002 with the Massachusetts Institute of Technology, or M.I.T., granting us various exclusive and non-exclusive worldwide licenses, with the right to grant sublicenses, under certain patents and patent applications relating to:

  •
  methods and technologies for characterizing polysaccharides;

  •
  certain heparins, heparinases and other enzymes; and

  •
  synthesis methods.

        In exchange for the licenses granted in the agreement, we have paid M.I.T. license maintenance fees, royalties on certain products and services covered by the licenses and sold by us or our affiliates or sublicensees, a percentage of certain other income received by us from corporate partners and sublicensees, and certain patent prosecution and maintenance costs.

        The following table summarizes the license maintenance fees and royalties paid to M.I.T. and recorded in the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
License maintenance fees	$183	$158	$158
Royalties	1,013	6,563	1,978

Total	$1,196	$6,721	$2,136

        Beginning in 2013, the annual license maintenance obligations, which extend through the life of the patents, are approximately $0.1 million per year.

        We are obligated to indemnify M.I.T. and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements, unless the losses result from the indemnified parties' gross negligence or willful misconduct.

        The agreement expires upon the expiration or abandonment of all patents that issue and are licensed to us by M.I.T. under such agreement. The issued patents include over 30 United States patents and foreign counterparts of some of those. We expect that additional patents will issue from presently pending U.S. and foreign patent applications. Any such patent will have a term of 20 years from the filing date of the underlying application. M.I.T. may terminate the agreement immediately if we cease to carry on our business, if any nonpayment by us is not cured within 60 days of written notice or if we commit a material breach that is not cured within 90 days of written notice. We may terminate the agreement for any reason upon six months' notice to M.I.T., and we can separately terminate the license under a certain subset of patent rights upon three months' notice.

        We granted Sandoz a sublicense under the agreement to certain of the patents and patent applications licensed to us. If M.I.T. converts our exclusive licenses under this agreement to non-exclusive licenses due to our failure to meet diligence obligations, or if M.I.T. terminates this agreement, M.I.T. will honor the exclusive nature of the sublicense we granted to Sandoz so long as Sandoz continues to fulfill its obligations to us under the collaboration and license agreement we entered into with Sandoz and, if our agreement with M.I.T. is terminated, Sandoz agrees to assume our rights and obligations to M.I.T.

        We previously had an exclusive patent license agreement dated October 31, 2002 with M.I.T granting us various licenses under certain patents solely related to the commercial sale or leasing of sequencing machines, including the performance of sequencing services. We terminated that agreement in January 2013. Nothing in the notice of termination impacts the agreement between us and M.I.T dated November 1, 2002.

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

        We license or own a patent portfolio of over 85 patent families, each of which includes United States patent applications and/or issued patents as well as foreign counterparts to certain of the United States patents and patent applications. Our patent portfolio includes issued or pending claims covering:

  •
  methods and technologies for characterizing polysaccharides and other heterogeneous mixtures;

  •
  the composition of matter and use of certain heparinases, heparinase variants and other enzymes;

  •
  methods and technologies for synthesis of polysaccharides;

  •
  the composition of matter and use of certain novel LMWHs, including M402;

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

Virdante

        In December 2011, we entered into an asset purchase agreement to acquire the sialylation technology assets of Virdante Pharmaceuticals, Inc., including intellectual property and cell lines, relating to the sialylation of intravenous immunoglobulin and other proteins. We paid Virdante $4.5 million in cash at closing and have agreed to pay Virdante up to an aggregate of $51.5 million in additional contingent milestone payments upon achievement of particular development goals for up to three products in the manner and on the terms and conditions set forth in the purchase agreement. The contingent milestone payments are structured to include potential payments related to products based upon the acquired assets as follows: (i) no more than $30 million if certain development and regulatory milestones are achieved for an initial product; (ii) no more than $15 million if certain development and regulatory milestones are achieved for a second product; and (iii) no more than $6.5 million if certain development and regulatory milestones are achieved for a third product if the development milestones for such third product are met within fifteen (15) years of the date of the purchase agreement.

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

        In July 2011, we entered into an Amendment to the Purchase Agreement where we agreed that a milestone payment would be made in cash rather than through the issuance of our common stock. In August 2011, we paid Parivid $6.7 million in cash, in lieu of stock, pursuant to this Amendment as consideration for the completion and satisfaction of a milestone related to Enoxaparin Sodium Injection developed technology that was achieved in July 2011. We capitalized the payment as developed technology, which is included in intangible assets in the consolidated balance sheets as of December 31, 2011 and 2012. The developed technology is being amortized over the estimated useful life of the Enoxaparin Sodium Injection developed technology of approximately 10 years.

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

United States Government Regulation

        In the United States, the information that must be submitted to the FDA in order to obtain approval to market a new drug or biologic varies depending on whether the drug or biologic is a new product whose safety and effectiveness has not previously been demonstrated in humans, or a drug or biologic whose active ingredient(s) and certain other properties are the same as those of a previously approved drug or biologic. Approval of new drugs and biologics follows the NDA and BLA routes, respectively. A drug that claims to be the same as an already approved NDA drug may be able to file for approval under the ANDA approval pathway. Beginning in 2010, with the enactment of the BPCI, a biosimilar may also be able to file for approval under the new abbreviated pathway under Section 351(k) of the Public Health Service Act.

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

        Generic drug applications are termed "abbreviated" because they are not required to duplicate the clinical (human) testing or, generally, nonclinical testing necessary to establish the underlying safety and effectiveness of the branded product, other than the requirement for bioequivalence testing. However, the FDA may refuse to approve an ANDA if there is insufficient information to show that the active ingredients are the same and to demonstrate that any impurities or differences in active ingredients do not affect the safety or efficacy of the generic product. In addition, like NDAs, an ANDA will not be approved unless the product is manufactured in current Good Manufacturing Practices, or cGMP, compliant facilities to assure and preserve the drug's identity, strength, quality and purity. As is the case for NDAs and BLAs, the FDA may refuse to accept and review insufficiently complete ANDAs.

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

        To demonstrate bioequivalence, ANDAs generally must also contain in vivo bioavailability data for the generic and branded drugs. "Bioavailability" indicates the rate and extent of absorption and levels of concentration of a drug product in the bloodstream needed to produce a therapeutic effect. "Bioequivalence" compares the bioavailability of one drug product with another, and when established, indicates that the rate of absorption and levels of concentration of a generic drug in the body are the same as the previously approved branded drug. The studies required to demonstrate in vivo bioequivalence are generally very small, quick to complete, and involve relatively few subjects. Under current regulations, the FDA may waive requirements for in vivo bioequivalence data for certain drug products, including products where bioequivalence is self-evident such as injectable solutions which have been shown to contain the same active and inactive ingredients as the reference listed drug. Although the FDA may waive requirements for in vivo bioequivalence data, it may still require the submission of alternative data on purity, such as immunogenicity and/or pharmacokinetics and pharmacodynamics data, to provide additional evidence of pharmaceutical equivalence. The FDA, however, does not always waive requirements for in vivo bioequivalence data.

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

        The timing of final FDA approval of a generic drug for commercial distribution depends on a variety of factors, including whether the applicant challenges any listed patents for the drug and/or its use and whether the manufacturer of the branded product is entitled to one or more statutory periods of non-patent regulatory exclusivity, during which the FDA is prohibited from accepting or approving generic product applications. For example, submission of an ANDA for a drug that was approved under an NDA as a new chemical entity will be blocked for five years after the pioneer's approval or for four years after approval if the application includes a paragraph IV certification of non-infringement or invalidity against a patent applicable to the branded drug. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block ANDAs from being approved on or after the patent expiration date. For example, a three-year exclusivity period may be granted for new indications, dosage forms, routes of administration, or strengths of previously approved drugs, or for new uses, if approval of such changes required the sponsor to conduct new clinical studies. In addition, the FDA may extend the exclusivity of a product by six months past the date of patent expiry or other regulatory exclusivity if the manufacturer undertakes studies on the effect of their product in children, a so-called pediatric exclusivity.

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

        If there is a patent listed for the branded drug in the FDA's Approved Drug Products with Therapeutic Equivalence and Evaluations listing or "Orange Book" at the time of submission of the ANDA, or at any time before the ANDA is approved, the generic manufacturer's ANDA must include one of four types of patent certification with respect to each listed patent. If the applicant seeks approval to market the generic equivalent prior to the expiration of a listed patent, the generic company includes a certification asserting that the patent is invalid or unenforceable or will not be infringed, a so-called "paragraph IV certification." Within 20 days after receiving notice from the FDA that its application is acceptable for review, or immediately if the ANDA has been amended to include a paragraph IV certification after the application was submitted to the FDA, the generic applicant is required to send the patent owner and the holder of the NDA for the brand-name drug notice explaining why it believes that the listed patents in question are invalid, unenforceable or not infringed. If the patent holder commences a patent infringement lawsuit within 45 days of receipt of such notice, the Hatch-Waxman Act provides for an automatic stay on the FDA's ability to grant final approval of the ANDA for the generic product, generally for a period of 30 months. A 30-month stay may be shortened or lengthened by a court order if the district court finds that a party has failed to reasonably cooperate in expediting the action. Moreover, the district court may, before expiration of the stay, issue a preliminary injunction prohibiting the commercial sale of the generic drug until the court rules on the issues of validity, infringement, and enforceability. If the district court finds that the relevant patent is invalid, unenforceable, or not infringed, such ruling terminates the 30-month stay on the date of the judgment. If it is finally determined that the patent is valid, enforceable, and infringed, approval of the ANDA may not be granted prior to the expiration of the patent. In addition, if the challenged patent expires during the 30-month period, the FDA may grant final approval for the generic drug for marketing, if the FDA has determined that the application meets all technical and regulatory requirements for approval and there are no other obstacles to approval.

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

Biosimilars

        With the enactment of federal healthcare reform legislation in March 2010, the BPCI was enacted which created a new abbreviated approval pathway for biosimilars. The new abbreviated pathway is codified in Section 351(k) of the Public Health Service Act. Under Section 351(k), the FDA must wait four years after approval of a product under a BLA before accepting a filing for a biosimilar version of the brand product, and the FDA cannot approve a biosimilar version of the brand product until 12 years after the brand product was approved under a BLA. In addition, the new legislation redefines "biologic" versus "drug." There is a ten year transition period during which applicants can elect regulation as a drug or biologic when applications are filed. For example, heparin-based products may now have the potential option of filing for approval as either a drug or a biologic.

        The new Section 351(k) pathway creates two primary regimes to encourage the development of biosimilars. First, it authorizes the FDA to rely on the safety and efficacy of a brand biologic approved under a BLA to approve biosimilar products under the abbreviated pathway. Second, it establishes a process for negotiation and clearance of patents controlled by the brand biologic BLA holder. The law defines a biosimilar product as a biologic that:

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

  •
  nonclinical studies (including toxicity studies); and

  •
  clinical studies.

        The FDA has the discretion to determine whether one or more of these elements are necessary. The FDA has not established final guidance on proving similarity or in demonstrating interchangeability and applicants will need to develop appropriate scientific evidence to support their filings. In December 2011, the FDA released its proposed biosimilar user fee program which includes a fee-based meeting process for consultation between applicants and the FDA reviewing division on biosimilar and interchangeable biologics applications under the new approval pathway. It contemplates well-defined meetings where the applicant can propose and submit analytic, physicochemical and biologic characterization data along with a proposed development plan. The proposed development plan may have a reduced scope of clinical development based on the nature and extent of the characterization data. There are defined time periods for meetings and written advice. In February 2012, the FDA published draft guidance documents for the development and registration of biosimilars and interchangeable biologics. The draft guidance documents indicate that the FDA will consider the totality of the evidence developed by an applicant in determining the nature and extent of the development, nonclinical and clinical requirements for a biosimilar or interchangeable biologic product.

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

NDA and BLA Approval Processes for New Drugs and Biologics

        In the United States, the FDA regulates drugs and biologics under the Federal Food, Drug, and Cosmetic Act, and, in the case of biologics, also under the Public Health Service Act, and implementing regulations. The steps required before a new or branded drug or biologic may be marketed in the United States include:

  •
  completion of nonclinical laboratory tests, nonclinical studies and formulation studies under the FDA's good laboratory practices;

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

  •
  satisfactory completion of FDA inspections of nonclinical and or clinical testing sites; and

  •
  FDA review and approval of the NDA or BLA.

        Nonclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as nonclinical studies. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical and stability data, to the FDA as part of the IND. An IND will automatically become effective 30 days after receipt by the FDA unless, before that time, the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Submission of an IND may not result in the FDA allowing clinical trials to commence.

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

        Assuming successful completion of the required clinical testing, the results of the nonclinical studies and of the clinical studies, together with other detailed information, including information on the chemistry, manufacture and control of the product, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product's identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product's continued safety, purity and potency. The FDA may refuse to accept and review insufficiently complete applications.

        Before approving an NDA or BLA, the FDA will inspect the facility or the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable; it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

        The BPCI added new exclusivity provisions for brand biologics along with the creation of a new approval pathway for biosimilars. Under the law, the FDA must wait four years after approval of a biologic under a BLA before accepting a filing for a biosimilar version of the brand product, and the FDA cannot approve a biosimilar version of the brand product until 12 years after the brand product was approved under a BLA. In addition, the new legislation redefines the definition of biologic versus drug and, as a result, a number of products that were previously regulated as drugs may now be regulated as biologics. There is a ten year transition period during which applicants can elect regulation as a drug or as a biologic when applications are filed. For example, heparin based products may now have the option of filing for approval as a biologic. This could provide an applicant that elects regulation as a biologic with the longer twelve year period of exclusivity protection as compared to the five year period of exclusivity protection against generic drug competition.

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

Competition

        The development and commercialization of pharmaceutical products is highly competitive. Many of our competitors already market or are working to develop products similar to those we are developing and have considerable experience in product development and in obtaining regulatory approval to market pharmaceutical products. In addition, the development and commercialization of complex generics and biosimilars is inherently competitive as a result of existing brand competition at the time of product launch. Certain of these companies have substantially greater financial, marketing, research and development and human resources than we do.

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

        Our Enoxaparin Sodium Injection product faces competition from Sanofi, the company currently marketing Lovenox, and faces competition from other companies. In October 2011, through its authorized third-party distributor, Sanofi-Aventis began marketing its generic version of Lovenox. In January 2012, Actavis and Amphastar launched their enoxaparin product. As a result, Sandoz has lowered its prices for our Enoxaparin Sodium Injection product and has lost market share. In addition, ANDAs have been submitted to the FDA by Teva, Hospira, Inc., and other ANDAs or other regulatory applications may have been submitted or may be submitted in the future.

        In addition, other anticoagulants used in the treatment of DVT and ACS will compete with Enoxaparin Sodium Injection. These competitive products include GlaxoSmithKline plc's Factor Xa inhibitor, Arixtra®, which is approved in the prevention and treatment of several DVT indications, and other LMWH products. We are also aware of other injectable and oral anticoagulant drugs in development for the treatment of DVT, including next-generation LMWHs and several oral Factor Xa or Factor IIa inhibitors that are in clinical trials. The Factor Xa inhibitors include Bristol-Myers Squibb Company's apixaban (Eliquis®), which is approved in the United States for the reduction of risk of stroke and systemic embolism in patients with non-valvular atrial fibrillation and rivaroxaban (Xarelto®), which is approved in the United States for DVT prophylaxis and the reduction of risk of stroke and systemic embolism in patients with non-valvular atrial fibrillation. Xarleto® is marketed worldwide by Bayer AG and Johnson & Johnson Pharmaceutical Research & Development, L.L.C. The Factor IIa inhibitors in development include dabigatran etexilate (Pradaxa®), which is currently approved to reduce the risk of stroke and systemic embolism in patients with non-valvular atrial fibrillation and is being further developed by Boehringer Ingelheim GmbH for DVT prophylaxis.

        In the event that we receive approval for, market and sell M356, a generic version of Copaxone, we would face competition from a number of sources, including branded Copaxone, which is marketed worldwide by Teva Pharmaceutical Industries Ltd., or Teva. In addition, Teva announced its plans to submit a Supplemental NDA to the FDA for marketing approval of a 3-times a week dose of Copaxone. If Teva's formulation is approved, this formulation would compete with our M356 product, if approved. We could also face competition from other companies if they receive marketing approval for generic versions of Copaxone. While there are no generic versions of Copaxone approved by the FDA to date, ANDAs have been submitted to the FDA by Mylan Inc. and Synthon BV & Synthon Pharmaceuticals, Inc., and other ANDAs or other regulatory applications may have been submitted or may be submitted in the future. In addition, there are other products that currently compete with Copaxone in the United States. These include Rebif (interferon-beta-1a), which is co-promoted by EMD Serono Inc., a subsidiary of Merck Serono, a division of Merck KGaA, and Pfizer Inc. in the United States, and is marketed by Merck Serono in the European Union; Avonex (interferon beta-1a) and Tysabri (natalizumab) which are both marketed worldwide by Biogen Idec Inc.; Betaseron (interferon-beta-1b), which is marketed by Bayer HealthCare Pharmaceuticals Inc., the pharmaceuticals affiliate of Bayer Schering Pharma AG, in the United States, and is marketed under the name Betaferon by Bayer Schering Pharma, a division of Bayer AG, in the European Union; Extavia (interferon-Beta-1b) and Gilenya™ (fingolimod), which are both marketed by Novartis Pharmaceuticals Corporation in the United States; Aubagio (teriflunomide), which is marketed by Sanofi in the United States; and Novantrone (mitoxantrone for injection concentrate), which is marketed by EMD Serono, Inc. In addition to the marketed products, a number of companies are working to develop novel drug products to treat multiple sclerosis. For example, BG-12, developed by Biogen Idec Inc., is an oral compound under regulatory review in US and EU and Genzyme Corporation's Lemtrada (alemtuzumab), a once annual infusion compound for the treatment of relapsing multiple sclerosis, is under review by both FDA and EMA.

        With the approval of the new biosimilar and interchangeable biologic pathway under Section 351(k) of the Public Health Service Act, many companies have announced their intention to develop and commercialize biosimilars. Amgen, Inc. has announced a collaboration with Actavis, Inc., Biogen Idec Inc. has announced a collaboration with Samsung and companies such as Sandoz, Pfizer Inc., Hospira, Merck and Teva have announced intentions to enter the biosimilars business. Many of these companies are significantly larger than us, have substantially greater financial resources and have significant pre-existing resources to devote to the biosimilars business. There has been substantial growth in recent years in the number of generic and pharmaceutical companies looking to develop biosimilars (including potentially interchangeable) versions of protein-based products. Biotechnology and pharmaceutical companies also continue to invest significantly in better understanding their own products or creating improved versions of marketed products.

        Similarly, our discovery work in oncology faces substantial competition from major pharmaceutical and other biotechnology companies that are actively working on improved and novel products.

        The field of polysaccharides generally is a growing field with increased competition. However, the capabilities of the field can generally be segmented into those companies using polysaccharides as therapeutics, companies focused on engineering or modifying polysaccharides, including pegylation technologies, and companies focused on analytics. Among those in analytics, we are not aware of others that have similar capabilities for detailed chemical characterization of complex polysaccharides. We believe Procognia Limited's technology is largely focused on analyzing proteins and their glycosylation. In addition, many major pharmaceutical and biotechnology companies such as Amgen Inc. and Biogen Idec Inc. have successfully improved products through sugar modification. Potential competitors with broad glycobiology capabilities include Optimer Pharmaceuticals, Inc., Keryx Pharmaceuticals, Endotis Pharmaceuticals, Merck and Company, Inc. and Pro-Pharmaceuticals, Inc. as well as many private, start-up pharmaceutical organizations. Many of these companies with polysaccharide capabilities are focused on providing services to pharmaceutical companies rather than focused on drug discovery and product development.

Employees

        We believe that our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2012, we had 247 employees, including 1 M.D. and 70 employees who hold Ph.D. degrees. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

Financial Information about Segments and Geographic Areas

        We have only one operating segment. See Part II, Item 6 for financial information about the segment. See also the section entitled "Segment Reporting" appearing in Note 2 to our consolidated financial statements for information about our segment and for financial information about geographic areas. The Notes to our consolidated financial statements are contained in Part II, Item 8 of this Annual Report on Form 10-K.

Company Background and Securities Exchange Act Reports

        We were incorporated in Delaware in May 2001 under the name Mimeon, Inc. In September 2002, we changed our name to Momenta Pharmaceuticals, Inc. Our principal executive offices are located at 675 West Kendall Street, Cambridge, Massachusetts 02142, and our telephone number is (617) 491-9700.

        In this Annual Report on Form 10-K, the terms "Momenta," "we," "us" "the Company" and "our" refer to Momenta Pharmaceuticals, Inc. and its subsidiary.

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

Item 1A.    RISK FACTORS

        Investing in our stock involves a high degree of risk. You should carefully consider the risks and uncertainties and other important factors described below in addition to other information included or incorporated by reference in this Annual Report on Form 10-K before purchasing our stock. If any of the following risks actually occur, our business, financial conditions or results of operations would likely suffer.

Risks Relating to Our Business

We have incurred a cumulative loss since inception. If we do not generate significant revenue, we may not return to profitability.

        We have incurred significant losses since our inception in May 2001. At December 31, 2012, our accumulated deficit was $162.1 million. We may incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our other drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long term-profitability.

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

Our current product revenue is dependent on the continued successful manufacture and commercialization of Enoxaparin Sodium Injection.

        Our near-term ability to generate product revenue, in large part, depends on the continued successful commercialization of Enoxaparin Sodium Injection. This further depends, in large part, on Sandoz's continued ability to manufacture and commercialize the product, maintain market share and compete with Lovenox brand competition as well as other generic competition.

        Sandoz is facing increasing competition and pricing pressure from currently-approved generic competitors, which has and will continue to impact Sandoz net sales of Enoxaparin Sodium Injection, which will therefore impact our product revenue. Furthermore, other competitors may in the future receive approval to market generic enoxaparin products which will further impact product revenue to us.

        Under these circumstances, the resulting market price for our Enoxaparin Sodium Injection product has decreased and may decrease further, and we have lost market share and may continue to lose market share for Enoxaparin Sodium Injection. All of this may further impact our revenue from Enoxaparin Sodium Injection and, as a result, our business, including our near-term financial results and our ability to fund future discovery and development programs, may suffer.

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

        We and Sandoz intend to pursue this appeal and defend the other Copaxone-related litigation. However, if the decision is not reversed on appeal, then the final approval and launch of M356 cannot occur until expiration of the relevant patent rights, which could impair our ability to commercialize M356 and our business could be materially harmed.

If our patent litigation against Amphastar or Teva related to Enoxaparin Sodium Injection is not successful, we may be liable for damages. In addition, third parties may be able to commercialize a generic Lovenox product without risk of patent infringement damages, and our business may be materially harmed.

        If we are not successful in the patent litigation against Amphastar and Actavis and do not succeed in obtaining injunctive relief or damages, the reduction in our revenue stream will be permanent and our ability to fund future discovery and development programs may suffer. Furthermore, in the event that we are not successful in appealing the CAFC decision and we lose the case in the District Court, and Amphastar and Actavis are able to prove they suffered damages as a result of the preliminary injunction having been in effect, then we could be liable for such damages for up to $35 million of the security bond. This amount may be increased if Amphastar and Actavis are successful in their motion to increase the amount of the security bond.

        In addition, if we are not successful in the patent case against Teva and do not succeed in obtaining injunctive relief, or damages for our lost profits due to infringing sales, and if Teva receives marketing approval, it will be able to commercialize a generic Lovenox. Under these circumstances, the resulting market price for our Enoxaparin Sodium Injection product may be lower and we may lose significant market share for Enoxaparin Sodium Injection. Consequently, our revenue would be reduced and our business, including our near-term financial results and our ability to fund future discovery and development programs, may suffer.

If efforts by manufacturers of branded products to delay or limit the use of generics or biosimilars are successful, our sales of generic and biosimilar products may suffer.

        Many manufacturers of branded products have increasingly used legislative, regulatory and other means to delay regulatory approval and competition from manufacturers of generic drugs and could be expected to use similar tactics to delay competition from biosimilars. These efforts have included:

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

  •
  seeking state law restrictions on the substitution of generic and biosimilar products at the pharmacy without the intervention of a physician;

  •
  seeking federal or state regulatory restrictions on the use of the same non-proprietary name as the reference brand product for a biosimilar or interchangeable biologic;

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

If the market for a reference brand product, such as Copaxone, significantly declines, sales or potential sales of our generic and biosimilars product and product candidates may suffer and our business would be materially impacted.

        Competition in the biotechnology industry is intense. Brand name products face competition on numerous fronts as technological advances are made or new products are introduced. As new products are approved that compete with the reference brand product to our generic product and generic or biosimilar product candidates, such as Copaxone, sales of the reference brand products may be significantly and adversely impacted and may render the reference brand product obsolete. In addition, brand companies may pursue life cycle management strategies that also impact our generic products.

        We anticipate current injectable treatments commonly used to treat multiple sclerosis, including Copaxone, to experience competition from a number of novel drug products, including oral therapies. These novel drugs may offer patients a more convenient form of administration than Copaxone and may provide increased efficacy. In addition, in anticipation of increasing competition, Teva announced its plans to submit a Supplemental NDA to the FDA for marketing approval of a 3-times a week dose of Copaxone. If Teva's formulation is approved, this formulation would compete with our M356 product, if approved.

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

  •
  more extensive experience in commercializing generic drugs, conducting nonclinical studies, conducting clinical trials, obtaining regulatory approvals, challenging patents and manufacturing and marketing pharmaceutical products;

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

Even if we receive approval to market our product candidates, the market may not be receptive to our product candidates upon their commercial introduction, which could adversely affect our ability to generate sufficient revenue from product sales to maintain or grow our business.

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

  •
  physician confidence in the safety and efficacy of complex generic products or biosimilars;

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

        As of December 31, 2012, we had cash, cash equivalents and marketable securities totaling $340.6 million. For the year ended December 31, 2012, we had a net loss of $58.6 million and cash provided by operating activities of $9.0 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development. Our future capital requirements may vary depending on the following:

  •
  the level of sales of Enoxaparin Sodium Injection;

  •
  a final decision, after appeal, is issued in favor of Teva in its patent infringement litigation matters against us;

  •
  the advancement of our product candidates and other development programs, including the timing and costs of obtaining regulatory approvals;

  •
  the advancement of our biosimilar product candidates and receipt of license and milestone payments under our Baxter Agreement;

  •
  the timing of FDA approval of the products of our competitors;

  •
  the cost of litigation, including with Amphastar and Actavis relating to enoxaparin, that is not otherwise covered by our collaboration agreement, or potential patent litigation with others, as well as any damages, including possibly treble damages, that may be owed to third parties should we be unsuccessful in such litigation;

  •
  the ability to enter into strategic collaborations;

  •
  the continued progress in our research and development programs, including completion of our nonclinical studies and clinical trials;

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

        Determination of therapeutic equivalence of M356 to Copaxone will be based, in part, on our demonstration of the chemical equivalence of our versions to their respective reference listed drugs. The FDA may not agree that we have adequately characterized M356 or that M356 and Copaxone are chemical equivalents. In that case, the FDA may require additional information, including nonclinical or clinical test results, to determine therapeutic equivalence or to confirm that any inactive ingredients or impurities do not compromise the product's safety and efficacy. Provision of sufficient information for approval may be difficult, expensive and lengthy. We cannot predict whether M356 will receive FDA approval as therapeutically equivalent to Copaxone.

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

Although health care reform legislation that establishes a regulatory pathway for the approval by the FDA of biosimilars has been enacted, the standards for determining similarity or interchangeability for biosimilars are only just being implemented by the FDA. Therefore, substantial uncertainty remains about the potential value our proprietary technology platform can offer to biosimilars development programs.

        The regulatory climate in the United States for follow-on versions of biologic and complex protein products remains uncertain, even following the recent enactment of legislation establishing a regulatory pathway for the approval of biosimilars. The new pathway contemplates approval of two categories of follow-on biologic products: (1) biosimilar products, which are highly similar to the existing brand product, notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences from the brand product and (2) interchangeable biologic products, which in addition to being biosimilar can be expected to produce the same clinical result in any given patient without an increase in risk due to switching from the brand product. Only interchangeable biosimilar products would be considered interchangeable at the retail pharmacy level. The new legislation authorizes but does not require the FDA to establish standards or criteria for determining biosimilarity and interchangeability, and also authorizes the FDA to use its discretion to determine the nature and extent of product characterization, nonclinical testing and clinical testing on a product-by-product basis. Our competitive advantage in this area will depend on our success in demonstrating to the FDA that our analytics, biocharacterization and protein engineering platform technology provides a level of scientific assurance that facilitates determinations of interchangeability, reduces the need for expensive clinical or other testing, and raises the scientific quality requirements for our competitors to demonstrate that their products are highly similar to a brand product. Our ability to succeed will depend in part on our ability to invest in new programs and develop data in a timeframe that enables the FDA to consider our approach as the agency begins to implement the new law. In addition, the FDA will likely require significant new resources and expertise to review biosimilar applications, and the timeliness of the review and approval of our future applications could be adversely affected if there were a decline or even limited growth in FDA funding; particularly if the Congress does not reach consensus on a fiscal 2013 federal budget and FDA funding is sequestered under the current budget compromise.

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

        Furthermore, the new regulatory pathway creates the risk that the brand company, during its 12-year marketing exclusivity period, will develop and replace its product with a non-substitutable or modified product that may also qualify for an additional 12-year marketing exclusivity period, reducing the opportunity for substitution at the retail pharmacy level for interchangeable biosimilars Finally, the new legislation also creates the risk that, as brand and biosimilar companies gain experience with the new regulatory pathway, subsequent FDA determinations or court rulings could create additional areas for potential disputes and resulting delays in biosimilars approval.

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

        While a designation of interchangeability is a finding by the FDA that a biosimilar can be substituted at the pharmacy without physician intervention or prescription, brand pharmaceutical companies are lobbying state legislatures to enact physician prescription requirements, or in the absence of a prescription, physician and patient notification requirements, special labeling requirements and alternative naming requirements which if enacted could create barriers to substitution and adoption rates of interchangeable biologics as well as biosimilars. Should this occur with respect to one of our biosimilars or interchangeable biologic product candidates, it could materially reduce sales in those states which would substantially harm our business.

If our nonclinical studies and clinical trials for our development candidates, including M402, are not successful, we will not be able to obtain regulatory approval for commercial sale of our novel or improved drug candidates.

        To obtain regulatory approval for the commercial sale of our novel product candidates, we are required to demonstrate through nonclinical studies and clinical trials that our drug development candidates are safe and effective. Nonclinical studies and clinical trials of new development candidates are lengthy and expensive and the historical failure rate for development candidates is high.

        A failure of one or more of our nonclinical studies or clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, nonclinical studies and clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize M402 or our other drug candidates, including:

  •
  regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

  •
  our nonclinical studies or clinical trials may produce negative or inconclusive results, and we may be required to conduct additional nonclinical studies or clinical trials or we may abandon projects that we previously expected to be promising;

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

  •
  the effects of our drug candidates may not be the desired effects or may include undesirable side effects or our product candidates may have other unexpected characteristics; and

  •
  we may decide to modify or expand the clinical trials we are undertaking if new agents are introduced which influence current standard of care and medical practice, warranting a revision to our clinical development plan.

        The results from nonclinical studies of a development candidate may not predict the results that will be obtained in human clinical trials. If we are required by regulatory authorities to conduct additional clinical trials or other testing of M402 or our other product candidates that we did not anticipate, if we are unable to successfully complete our clinical trials or other tests, or if the results of these trials are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for our drug candidates or we may not be able to obtain marketing approval at all. Our product development costs will also increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products. If any of these events occur, our business will be materially harmed.

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

        Additionally, the new law establishes an abbreviated regulatory pathway for the approval of biosimilars and provides that brand biologic products may receive 12 years of market exclusivity, with a possible six-month extension for pediatric products. By creating a new approval pathway for biosimilars and adjusting reimbursement for FOBs, the new law could promote the development and commercialization of FOBs. However, given the uncertainty of how the law will be interpreted and implemented, the impact of the law on our strategy for biosimilars as well as novel biologics remains uncertain. Other provisions in the law, such as the comparative effectiveness provisions, may ultimately impact positively or negatively both brand and biosimilars products alike depending on an applicant's clinical data, effectiveness and cost profile. If a brand product cannot be shown to provide a benefit over other therapies, then it might receive reduced coverage and reimbursement. While this might increase market share for biosimilars based on cost savings, it could also have the effect of reducing biosimilars market share.

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

        Although we are aggressively pursuing patent applications on our innovative approaches to characterization and manufacture of complex generics, biosimilars and new drugs, there is presently uncertainty regarding the scope of the safe harbor from a patent infringement enforcement under federal patent law, 35 USC section 271(e)(1). This uncertainty may impair our ability to enforce certain of our patent rights and reduce the likelihood of enforcing certain of our patent rights to protect our innovations and our products. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others.

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

If we remain involved in patent litigation or other proceedings to determine or enforce our intellectual property rights, we could incur substantial costs which could adversely affect our business.

        We may need to continue to resort to litigation to enforce a patent issued to us or to determine the scope and validity of a third-party patent or other proprietary rights such as trade secrets in jurisdictions where we intend to market our products, including the United States, the European Union, and many other foreign jurisdictions. The cost to us of any litigation or other proceeding relating to determining the validity of intellectual property rights, even if resolved in our favor, could be substantial and could divert our management's efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they may have substantially greater resources. Moreover, the failure to obtain a favorable outcome in any litigation in a jurisdiction where there is a claim of patent infringement could significantly delay the marketing of our products in that particular jurisdiction. Counterclaims for damages and other relief may be triggered by such enforcement actions. The costs, uncertainties and counterclaims resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

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

The Baxter Agreement is important to our business. If we or Baxter fail to adequately perform under the Agreement, or if we or Baxter terminate all or a portion of the Agreement, the development and commercialization of some of our biosimilar candidates would be delayed or terminated and our business would be adversely affected.

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

        If the Baxter Agreement were terminated by Baxter for convenience or if Baxter elects to terminate the Baxter Agreement with respect to both of the initial two products in the specified time frame or if we terminate the Baxter Agreement for breach by Baxter, while we would have the right to research, develop, manufacture or commercialize the terminated products or license a third party to do so, we would need to expand our internal capabilities or enter into another collaboration, which could cause significant delays that could prevent us from commercializing our biosimilar candidates. In addition, we may need to seek additional financing to support the research, development and commercialization of the terminated products or alternatively we may decide to discontinue the terminated products, which could have a material adverse effect on our business. If Baxter terminates the Baxter Agreement due to our uncured breach, Baxter would retain the exclusive right to commercialize the terminated products on a world-wide basis, subject to certain payment obligations to us as outlined in the Agreement. In addition, depending upon the timing of the termination, we would no longer have any influence over or input into the clinical development strategy or/and the commercialization strategy or/and the legal strategy of the products in the territory.

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

        We have relied upon third parties to produce material for nonclinical and clinical studies and may continue to do so in the future. We cannot be certain that we will be able to obtain and/or maintain long-term supply and supply arrangements of those materials on acceptable terms, if at all. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

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

  •
  a decision in favor of or against Teva or Amphastar and Actavis in the current patent litigation matters, or a settlement related to any case;

  •
  announcements by other companies regarding the status of their ANDAs for generic versions of Lovenox or Copaxone;

  •
  FDA approval of other companies' ANDAs for generic versions of Lovenox or Copaxone;

  •
  marketing and/or launch of other companies' generic versions of Lovenox or Copaxone;

  •
  adverse FDA decisions regarding the development requirements for one or our biosimilar development candidates or failure of our other product applications to meet the requirements for regulatory review and/or approval;

  •
  results or delays in our or our competitors' clinical trials or regulatory filings;

  •
  legislation is enacted that repeals the law enacting the biosimilar regulatory approval pathway or amends the law in a manner that is adverse to our biosimilar development strategy;

  •
  failure to demonstrate therapeutic equivalence, biosimilarity or interchangeability with respect to our technology-enabled generic product candidates or biosimilars;

  •
  demonstration of or failure to demonstrate the safety and efficacy for our novel product candidates;

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

Item 2.    PROPERTIES

        As of February 5, 2013, pursuant to our sublease agreements, we lease a total of approximately 183,500 square feet of office and laboratory space in Cambridge, Massachusetts:

Property Location	Approximate Square Footage	Use	Lease Expiration Date
675 West Kendall Street
Cambridge, Massachusetts 02142	78,500	Laboratory and Office	04/30/2015
*320 Bent Street
Cambridge, Massachusetts 02141	105,000	Laboratory and Office	08/31/2016

	183,500

*
On February 5, 2013, we and BMR-Rogers Street LLC entered into a lease agreement pursuant to which we will lease approximately 105,000 square feet of office and laboratory space located in the basement and first and second floors at 320 Bent Street, Cambridge, Massachusetts beginning on September 1, 2013 and ending on August 31, 2016.

Item 3.    LEGAL PROCEEDINGS

        On August 28, 2008, Teva and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against us and Sandoz in the United Stated Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleges infringement related to four of the seven Orange Book patents listed for Copaxone and seeks declaratory and injunctive relief that would prohibit the launch of our product until the last to expire of these patents. We and Sandoz asserted defenses of non-infringement, invalidity and unenforceability and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the Court consolidated the Mylan case with the case against us and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and

Mylan from infringing all of the patents in the suit. The Orange Book patents and one non-Orange book patent expire in May 2014 and one non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. In July 2012, we appealed the decision to the CAFC, and we and Mylan filed appellate briefs. Teva filed its opposition and our reply is due in March 2013.

        On December 10, 2009, in a separate action in the same court, Teva sued Sandoz, Novartis AG and us for patent infringement related to certain other non-Orange Book patents seeking declaratory and injunctive relief that would prohibit the launch of our product until the last to expire of these patents as well as damages in the event that Sandoz has launched the product. In January 2010, we and Sandoz filed a motion to dismiss this second suit on several grounds, including the failure of Teva to state an actionable legal claim and lack of subject matter jurisdiction. The motion is pending. We intend to defend this suit.

        If the decision in the first suit is not reversed on appeal, or we are not successful in the second suit, the final approval and launch of M356 cannot occur until expiration of the relevant patent rights. Litigation involves many risks and uncertainties, and there is no assurance that Novartis AG, Sandoz or we will prevail in either lawsuit.

        On September 21, 2011, we and Sandoz sued Amphastar, Actavis, and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar) in the United States District Court for the District of Massachusetts for infringement of two of our patents. Also in September, 2011, we filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar, Actavis and International Medical Systems, Ltd. from selling their enoxaparin product in the United States. In October 2011, the District Court granted our motion for a preliminary injunction and entered an order enjoining Amphastar, Actavis and International Medical Systems, Ltd. from advertising, offering for sale or selling their enoxaparin sodium product in the United States until the conclusion of a trial on the merits and required us and Sandoz to post a security bond of $100 million in connection with the litigation. Amphastar, Actavis and International Medical Systems, Ltd. appealed the decision to the CAFC, and in January 2012, the CAFC stayed the preliminary injunction. In June 2012, Amphastar filed a motion to increase the amount of the security bond, which we and Sandoz have opposed. In August 2012, the CAFC issued a written opinion vacating the preliminary injunction and remanding the case to the District Court. In September 2012, we filed a petition with the CAFC for rehearing by the full court en banc, which was denied. In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC. In February 2013, we filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court. Review by the Supreme Court is discretionary and certiorari petitions are infrequently granted.

        While we intend to vigorously prosecute this action against Actavis and Amphastar, and we believe that we can ultimately prove our case in court, this suit could last a number of years. As a result, potential recovery of lost profits and damages could await a final judgment after an appeal of a District Court decision. Litigation involves many risks and uncertainties, and there is no assurance that we or Sandoz will prevail in this patent enforcement suit.

Item 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded publicly on the NASDAQ Global Market under the symbol "MNTA." The following table sets forth the high and low sale prices of our common stock for the periods indicated, as reported on the NASDAQ Global Market:

Quarter ended	High	Low
March 31, 2011	$17.40	$12.32
June 30, 2011	20.70	15.24
September 30, 2011	21.00	10.15
December 31, 2011	18.20	10.77
March 31, 2012	19.64	14.25
June 30, 2012	17.09	13.00
September 30, 2012	15.19	12.83
December 31, 2012	14.85	10.05

Holders

        On February 19, 2013, the approximate number of holders of record of our common stock was 38.

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

Stock Performance Graph

        The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2007 through December 31, 2012, in each of (i) our common stock, (ii) The NASDAQ Composite Index and (iii) The NASDAQ Biotechnology Index (capitalization weighted).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Momenta Pharmaceuticals, Inc., the NASDAQ Composite Index,
and the NASDAQ Biotechnology Index

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Momenta Pharmaceuticals, Inc.	$100.00	$162.46	$176.47	$209.66	$243.56	$165.13
The NASDAQ Composite Index	$100.00	$59.03	$82.25	$97.32	$98.63	$110.78
The NASDAQ Biotechnology Index	$100.00	$93.40	$103.19	$113.89	$129.12	$163.33

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

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data set forth below with respect to our statements of comprehensive (loss) income data for the years ended December 31, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011 are derived from our audited financial statements included in this Annual Report on Form 10-K. The statements of comprehensive (loss) income data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 are derived from our audited financial statements, which are not included herein. Historical results are not necessarily indicative of future results. See the notes to the consolidated financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net (loss) income per share. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found at "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report on Form 10-K.

Momenta Pharmaceuticals, Inc.
Selected Financial Data

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share information)
Statements of Comprehensive (Loss) Income Data:
Collaboration revenues:
Product revenue	$54,772	$270,473	$96,625	$—	$—
Research and development revenue	9,149	12,595	20,147	20,249	14,570

Total collaboration revenue	63,921	283,068	116,772	20,249	14,570

Operating expenses:
Research and development	80,345	64,657	51,712	60,612	55,301
General and administrative	43,682	38,710	28,595	23,800	24,591

Total operating expenses	124,027	103,367	80,307	84,412	79,892

Operating (loss) income	(60,106)	179,701	36,465	(64,163)	(65,322)
Interest income	1,238	746	176	825	3,483
Interest expense	—	(91)	(329)	(570)	(798)
Other income (expense)	220	—	978	(104)	—

Net (loss) income	$(58,648)	$180,356	$37,290	$(64,012)	$(62,637)

Net (loss) income per share:
Basic	$(1.16)	$3.62	$0.84	$(1.60)	$(1.74)

Diluted	$(1.16)	$3.55	$0.81	$(1.60)	$(1.74)

Shares used in calculating net (loss) income per share:
Basic	50,411	49,852	44,626	40,056	35,960

Diluted	50,411	50,823	45,942	40,056	35,960

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$52,990	$49,245	$100,681	$21,934	$55,070
Marketable securities	287,613	299,193	52,078	73,716	53,461
Working capital	339,006	383,393	196,650	85,753	93,483
Total assets	406,629	420,909	227,569	118,451	132,201
Deferred revenue	31,695	3,764	5,913	8,763	10,213
Other liabilities	14,447	14,067	15,553	15,526	22,483
Total liabilities	46,142	17,831	21,466	24,289	32,696
Accumulated deficit	(162,051)	(103,403)	(283,759)	(321,049)	(257,037)
Total stockholders' equity	360,487	403,078	206,103	94,162	99,505

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Our Management's Discussion and Analysis of Financial Condition and Results of Operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results. There are important factors that could cause our actual results to differ materially from those indicated. See "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

Business Overview

The Company

        We are a biotechnology company specializing in the structural characterization, process engineering and biologic systems analysis of complex molecules such as polysaccharides, polypeptides and biologics (including proteins and antibodies). Our initial technology was built on the ability to characterize complex polysaccharides. Over the last decade, we have expanded our expertise into technologies that enable us to develop a diversified product portfolio of complex generic, biosimilars and novel products. Our business strategy has been to develop both generic and novel products, and we are working with collaborators to develop and commercialize our complex generics and biosimilars. This strategy was validated by the marketing approval and commercial launch of Enoxaparin Sodium Injection, a generic version of Lovenox®, in July 2010. Since its launch through December 31, 2012, we have recorded Enoxaparin Sodium Injection product revenues of approximately $422 million, driven primarily by its initial status as a sole generic. We believe that our scientific capabilities, engineering approaches, intellectual property and regulatory strategies, and synergistic business model position us to develop and commercialize competitively differentiated products in our target areas of complex generics, biosimilars and novel products.

Our Programs

        Our complex generics programs target marketed products that were originally approved by the United States Food and Drug Administration, or FDA, as New Drug Applications, or NDAs. Therefore, we have been able to access the existing 505(j) generic regulatory pathway and have submitted Abbreviated New Drug Applications, or ANDAs, for these products. Our first commercial product, Enoxaparin Sodium Injection, which has been developed and commercialized in collaboration with Sandoz Inc. and Sandoz AG, collectively Sandoz, affiliates of Novartis AG, received FDA marketing approval in July 2010 as a generic version of Lovenox® (enoxaparin sodium injection). Lovenox is a complex mixture of polysaccharide chains derived from naturally sourced heparin which is used to prevent and treat deep vein thrombosis, or DVT, and to support the treatment of acute coronary syndromes, or ACS. The Enoxaparin Sodium Injection ANDA submitted by Sandoz was the first ANDA for a generic Lovenox to be approved by FDA, validating our novel approaches to the structural characterization, process engineering and biologic systems analysis of complex molecules. From July 2010 through early October 2011, the Enoxaparin Sodium Injection marketed by Sandoz was the sole generic version of Lovenox, and consequently, under the terms of our collaborative agreement with Sandoz, we earned a substantial profit share on Sandoz's sales of Enoxaparin Sodium Injection. The product now faces other generic competitors and we receive a royalty on net sales, which have been significantly eroded by competitive pressures.

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

        Our biosimilars program is targeted toward developing biosimilar versions of marketed therapeutic proteins, with a goal of obtaining FDA designation as interchangeable. The subset of biosimilars receiving an interchangeability designation are known as interchangeable biologics. In March 2010, an abbreviated regulatory process was codified in Section 351(k) of the Patient Protection and Affordable Care Act of 2010. This new pathway opens the market for biosimilar and interchangeable versions of a broad array of biologic therapeutics, including antibodies, cytokines, fusion proteins, hormones and blood factors. Forecasters predict a rapidly growing multi-billion dollar global market for these products. Most of these biologics are complex mixtures, and for several years we have been investing in developing novel approaches to the structural characterization, process engineering and analysis of the biologic activities of these products. In February 2012, FDA released three documents containing their preliminary guidelines for applications under the Section 351(k) pathway. These guidelines state that FDA will use a step-wise review that considers the totality-of-the-evidence in determining extent of the clinical development program. This approach puts a substantial emphasis on structural and functional characterization data in evaluating biosimilar products for approval. We believe the framework that the FDA has outlined in the draft guidance documents aligns with our strategy for biosimilars. Our goal is to engineer biologic products that will show minimal to no structural or functional differences from the reference brand product, thereby justifying a more selective and targeted approach to human clinical testing to support demonstration of interchangeability. In December 2011, we and Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, collectively, Baxter, entered into a global collaboration and license agreement, or the Baxter Agreement, to develop and commercialize up to six biosimilars. The Baxter Agreement became effective in February 2012. Baxter is an established healthcare company with global product development, manufacturing and commercial capabilities.

        Our novel products program leverages the capabilities and expertise of our complex generics and biosimilars programs to address unmet clinical needs. Our most advanced efforts have been in the area of polysaccharide mixtures. M402, in Phase 1 clinical development as a potential anti-cancer agent, is a novel heparan sulfate mimetic that binds to multiple growth factors, adhesion molecules and chemokines to inhibit tumor angiogenesis, progression, and metastasis. In addition to this development candidate, we are also seeking to discover and develop additional novel products. Our goal is to leverage the multi-targeting nature of complex mixture molecules to develop novel products which could positively modulate multiple pathways in a disease. We believe that our core technology platform will enable us to map the critical nodes that regulate complex diseases. We will then be able to define the optimal therapeutic intervention to target the appropriate nodes. We have built significant capabilities in biological characterization and engineering of proteins through our biosimilars platform that provide us with the potential to create unique and novel formulations of protein (including antibody) drug compositions for specific disease indications. To add to these capabilities, in December 2011 we acquired selected assets of Virdante Pharmaceuticals, Inc. relating to sialylation technology. Sialic acid is a type of sugar modification on selected proteins that is understood to regulate anti-inflammatory and immunomodulatory functions of these proteins. These assets add to our core ability to modify and engineer protein backbones to precisely regulate biological networks and develop novel biologic product candidates. We may apply our proprietary sialylation technology to develop a sialylated plasma-derived intravenous immunoglobulin, or IVIG, product or a recombinant sialylated Fc product. We are investigating both approaches, and expect to have data later this year that will guide our development efforts.

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

        In 2006 and 2007, we entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement, with Novartis Pharma AG, and a collaboration and license agreement, as amended, or the Second Sandoz Collaboration Agreement, with Sandoz AG. Together, this series of agreements is referred to as the 2006 Sandoz Collaboration. Under the Second Sandoz Collaboration Agreement, we and Sandoz AG jointly develop, manufacture and commercialize M356. In connection with the 2006 Sandoz Collaboration, we sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of our common stock on the NASDAQ Global Market was $13.05 on the date of purchase) for an aggregate purchase price of $75.0 million, resulting in an equity premium of $13.6 million.

        Prior to the launch of Enoxaparin Sodium Injection in 2010, the collaboration revenues derived from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration primarily consisted of amounts earned by us for reimbursement by Sandoz of research and development services and development costs. In July 2010, Sandoz began the commercial sale of Enoxaparin Sodium Injection. The profit-share or royalties Sandoz is obligated to pay us under the 2003 Sandoz Collaboration differ depending on whether (i) there are no third-party competitors marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), (ii) a Lovenox-Equivalent Product is being marketed by Sanofi-Aventis, which distributes the brand name Lovenox, or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, or (iii) there are one or more third-party competitors which are not Sanofi-Aventis marketing a Lovenox-Equivalent Product. From July 2010 through September 2011, no third-party competitor was marketing a Lovenox-Equivalent Product; therefore, during that period, Sandoz paid us 45% of the contractual profits from the sale of Enoxaparin Sodium Injection. In September 2011, FDA approved the ANDA for the enoxaparin product of Amphastar Pharmaceuticals, Inc. or Amphastar. In October 2011, Sandoz confirmed that an authorized generic Lovenox-Equivalent Product was being marketed, which meant that Sandoz was obligated to pay us a royalty on its net sales of Enoxaparin Sodium Injection until the contractual profits from those net sales in a product year (July 1—June 30) reached a certain threshold. Upon the achievement of the contractual profit threshold in December 2011, Sandoz was obligated to pay us a profit share for the remainder of the product year. In January 2012, following the Court of Appeals for the Federal Circuit granting a stay of the preliminary injunction previously issued against them by the United States District Court, Watson Pharmaceuticals, Inc. (now Actavis, Inc., or Actavis) and Amphastar launched their third-party competitor enoxaparin product. Consequently, in each product year, for net sales of Enoxaparin Sodium Injection up to a pre-defined sales threshold, Sandoz is obligated to pay us a royalty on net sales payable at a 10% rate, and for net sales above the sales threshold, payable at a 12% rate.

        Certain development and legal expenses may reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz. Any product liability costs and certain other expenses arising from patent litigation may also reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz, but only up to 50% of these amounts due to us from Sandoz each quarter. Our contractual share of these development and legal expenses is subject to an annual adjustment at the end of each product year, and ends with the product year ending June 2015. The second annual adjustment of $3.9 million was recorded as a reduction in product revenue in the year ended December 31, 2012.

        In December 2011, we and Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, collectively Baxter, entered into a global collaboration and license agreement, or the Baxter Agreement, to develop and commercialize up to six biosimilars. The Baxter Agreement became effective in February 2012. Baxter is an established healthcare company with global product development, manufacturing and commercial capabilities. To accelerate efforts in the biosimilars space and address this growing global market, we significantly increased the headcount and related operating expenses dedicated to our biosimilars program in 2012 and expect this trend to continue in 2013. We expect that the increase in operating expenses will be partially offset in future years by revenues from option fees and milestone payments under the Baxter Agreement, subject to achievement of technical and regulatory criteria.

        As of December 31, 2012, we had an accumulated deficit of $162.1 million. To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. In the second half of 2010, we began to derive revenue from our profit share on the commercial sale of Enoxaparin Sodium Injection. Due to the launch by Actavis and Amphastar of their enoxaparin product in January 2012, our enoxaparin product revenue has significantly decreased. Depending on the future outcome of enoxaparin litigation, we may incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenue to return to profitability.

Financial Operations Overview

Years Ended December 31, 2012, 2011 and 2010

Collaboration Revenue

        Collaboration revenue includes product revenue and research and development revenue earned under our collaborative arrangements. Product revenue consists of profit share, royalties and commercial milestones earned from Sandoz on sales of Enoxaparin Sodium Injection following its commercial launch in July 2010. For the year ended December 31, 2010, we earned $96.6 million in profit share on Sandoz's net sales of Enoxaparin Sodium Injection of $462 million. For the year ended December 31, 2011, we earned $260.5 million in part on a profit share and in part on a royalty on Sandoz's net sales of Enoxaparin Sodium Injection of $1.0 billion. For the year ended December 31, 2012, we earned $54.8 million in part on a profit share and in part on a royalty on Sandoz's net sales of Enoxaparin Sodium Injection of $451 million. The increases in our product revenue of $163.9 million, or 170%, and Sandoz's net sales of $538 million, or 116%, from the 2010 period to the 2011 period are due to a full year of sales in 2011 compared with less than six months of sales in 2010 due to the July 2010 approval and commercial launch. Additionally, in 2011 we earned a $10.0 million commercial milestone on the one-year anniversary of FDA approval of Enoxaparin Sodium Injection as sole generic. The decreases in our product revenue of $205.7 million, or 79%, and Sandoz's net sales of $549 million, or 55%, from the 2011 period to the 2012 period are due to a change in the contractual basis of our earned product revenues from profit share to royalty-based following the launch of an authorized generic in October 2011 and the January 2012 launch of a third-party competitor's generic Lovenox®, as well as decreased unit sales due to lower market share, as well as lower prices in response to competitor pricing reductions on enoxaparin.

        Research and development revenue consists of amounts earned by us under the 2003 and 2006 Sandoz Collaborations for reimbursement of research and development services and reimbursement of development costs, a regulatory milestone earned by us under the 2003 Sandoz Collaboration, amounts earned by us under the 2006 Sandoz Collaboration for amortization of the equity premium, and amounts earned by us under the Baxter Agreement for amortization of an upfront payment. Research and development revenue for 2012 was $9.1 million, compared with $12.6 million for 2011 and $20.1 million for 2010. The decrease in research and development revenue of $3.5 million, or 28%, from the 2011 period to the 2012 period is primarily due to a decrease in reimbursable manufacturing expenses associated with our M356 program offset by amortization of the upfront payment from Baxter. The decrease in research and development revenue of $7.5 million, or 37%, from the 2010 period to the 2011 period is primarily due to a $5.0 million regulatory milestone, earned in July 2010 upon the FDA's approval of the Enoxaparin Sodium Injection ANDA.

        We expect research and development revenue earned by us under the 2003 and 2006 Sandoz Collaborations will be between $1.0 million and $2.0 million per quarter in 2013 and we will fully amortize the remaining equity premium of $1.6 million under the 2006 Sandoz Collaboration in 2013. We expect to continue to amortize the $33.0 million upfront payment from Baxter as we deliver research and development services for the two licensed biosimilars, with quarterly amortization of approximately $0.7 million in 2013.

        There are a number of factors that make it difficult for us to predict the magnitude of future Enoxaparin Sodium Injection product revenue, including the impact of generic competition on the Sandoz market share; the pricing of products that compete with Enoxaparin Sodium Injection and other actions taken by our competitors; the inventory levels of Enoxaparin Sodium Injection maintained by wholesalers, distributors and other customers; the frequency of re-orders by existing customers and the change in estimates for product reserves. Accordingly, our Enoxaparin Sodium Injection product revenue in previous quarters may not be indicative of future Enoxaparin Sodium Injection product revenue. The change in Sandoz contractual payment terms, along with additional generic competition, has caused and we expect will continue to cause our future product revenue from Enoxaparin Sodium Injection to be significantly reduced compared to revenues earned during the product's exclusivity period.

Research and Development Expense

        Research and development expenses consist of costs incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, license fees, consulting fees, nonclinical and clinical trial costs, contract research and manufacturing costs, and the costs of laboratory equipment and facilities. We expense research and development costs as incurred. Due to the variability in the length of time necessary to develop a product, the uncertainties related to the estimated cost of the projects and ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate cost to bring our product candidates to market are not available.

        Research and development expense for 2012 was $80.3 million, compared with $64.7 million in 2011 and $51.7 million in 2010. The increase of $15.6 million, or 24%, from the 2011 period to the 2012 period resulted from increases of: $5.7 million in personnel and related costs associated with our headcount growth to support our programs; $4.1 million in rent and facility-related expenses, principally due to the commencement in the first quarter of 2012 of a sublease for additional research and development space; $3.0 million in laboratory expenses in support of our programs; $2.5 million in clinical trial expenses associated with our M402 Phase 1/2 clinical study; $1.9 million in depreciation and amortization expense primarily due to increased capital expenditures to support our programs; $1.6 million in process development, manufacturing and third-party research costs related to our biosimilars and novel products programs; $0.9 million in share-based compensation expense associated with grants of stock awards to new hires; and $0.4 million in consulting fees in support of our programs. These increases were offset by a $4.5 million in-process research and development charge in 2011 related to the acquisition of sialylation technology assets. We expect future research and development expenses to increase in support of our product candidates.

        The increase of $13.0 million, or 25%, from the 2010 period to the 2011 period resulted from a $4.5 million in-process research and development charge related to the acquisition of sialylation technology assets and increases of: $2.0 million in research and development facility-related expenses, principally due to the 2010 facility lease extension for office and laboratory space for an additional term of 48 months; $1.6 million in personnel and related costs associated with our headcount growth to support our programs; $1.4 million in process development and third-party research costs in support of our novel products program; $1.2 million in laboratory expenses; $1.1 million in depreciation and amortization expense primarily due to the amortization related to a milestone payment made during 2011 made with respect to our 2007 asset purchase from Parivid; $1.0 million in consulting fees related to our M356 and novel products programs; and $0.8 million in share-based compensation expense principally associated with our 2011 employee-wide grant of performance-based restricted stock. These increases were offset by a decrease of $0.8 million in nonclinical costs related to our M402 program.

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

        The following table summarizes the primary components of our research and development external expenditures, including amortization of our intangible assets, for each of our principal commercial and development programs for the years ended December 31, 2012, 2011 and 2010. The figures in the table include project expenditures incurred by us and reimbursed by our collaborative partner, but exclude project expenditures incurred by our collaborative partner. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing our research and development activities. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Research and Development Expense (in thousands)
Commercial and Development Programs (Status)	2012	2011	2010	Project Inception to December 31, 2012
Enoxaparin Sodium Injection (ANDA approved July 2010)	$1,562	$2,789	$2,093	$51,522
M356 (ANDA Filed)	3,880	6,618	7,389	44,562
M402 (Phase 1/2)	5,053	3,258	3,155	14,405
Biosimilars (Development)	7,440	875	1,042	11,438
Discovery programs	1,316	6,698	332
Research and development internal costs	61,094	44,419	37,701

Total research and development expense	$80,345	$64,657	$51,712

        The decrease of $1.2 million in external expenditures for Enoxaparin Sodium Injection from the 2011 period to the 2012 period was due to manufacturing activities assumed by Sandoz. The decrease of $2.7 million in M356 external expenditures from the 2011 period to the 2012 period was primarily due to timing of process development activities, manufacturing and third-party research costs. The increase of $1.8 million in M402 external expenditures from the 2011 period to the 2012 period was principally due to costs incurred in connection with the initiation of a Phase 1/2 proof-of-concept clinical study. The increase of $6.6 million in biosimilars external expenditures from the 2011 period to the 2012 period was due to the timing of process development and third-party research costs to fund the build-out of our biologics infrastructure to support product development under our Baxter collaboration. Discovery program external expenditures decreased by $5.4 million from the 2011 period to the 2012 period primarily due to a $4.5 million in-process research and development charge in 2011 related to the acquisition of sialylation technology assets.

        The increase of $0.7 million in external expenditures for Enoxaparin Sodium Injection from the 2010 period to the 2011 period was primarily due to an increase in amortization expense related to a milestone payment with respect to our 2007 asset purchase from Parivid made in 2011 offset by a shift to commercial activity being contracted directly with Sandoz. The decrease of $0.8 million in M356 external expenditures from the 2010 period to the 2011 period was primarily due to timing of process development activities, manufacturing and third-party research costs. The increase of $0.1 million in M402 external expenditures from the 2010 period to the 2011 period was due to process development work to prepare for the Phase 1/2 proof-of-concept clinical study. The decrease of $0.2 million in biosimilars external expenditures from the 2010 period to the 2011 period was due to the timing of process development and third-party research costs. Discovery program external expenditures increased by $6.4 million primarily due to a $4.5 million in-process research and development charge in 2011 related to the acquisition of sialylation technology assets and an increase in external services and research collaborations associated with our discovery programs.

        Research and development internal costs consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation. The increase of $16.7 million from the 2011 period to the 2012 period and the increase of $6.7 million from the 2010 period to the 2011 period was due to additional research and development headcount and related costs in support of our development programs.

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

        General and administrative expense for the year ended December 31, 2012 was $43.7 million, compared to $38.7 million in 2011 and $28.6 million in 2010. General and administrative expense increased by $5.0 million, or 13%, from the 2011 period to the 2012 period due to increases of: $6.4 million in professional fees principally due to increased legal fees relating to Enoxaparin Sodium Injection patent litigation and increase in consultant fees; $1.7 million in personnel and related costs associated with our headcount growth; $1.7 million in share-based compensation expense principally associated with increased headcount; and $0.7 million in other general and administrative expense for an insurance bond premium paid related to Enoxaparin Sodium Injection patent litigation and renewals of vendor maintenance agreements. These increases were offset by a decrease of $5.5 million in royalty fees payable primarily to Massachusetts Institute of Technology, or M.I.T., due to reduced Enoxaparin Sodium Injection product revenue.

        General and administrative expense increased by $10.1 million, or 35%, from the 2010 period to the 2011 period due to increases of: $4.8 million in royalty and license fees payable primarily to M.I.T. as we earned significant Enoxaparin Sodium Injection product revenue from Sandoz during the product's exclusivity period; $3.8 million in professional fees principally due to increased legal fees relating to Enoxaparin Sodium Injection patent litigation; $0.5 million in personnel and related costs associated with our headcount growth; $0.5 million in facility-related expenses principally due to the 2010 facility lease extension for office and laboratory space for an additional term of 48 months; and $0.5 million in consulting activities.

        We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

Interest Income

        Interest income was $1.2 million, $0.7 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase of $0.5 million from the 2011 period to the 2012 period was primarily due to higher average investment balances due to the upfront payment made by Baxter in the first quarter of 2012 and cash received from Sandoz for Enoxaparin Sodium Injection product revenues. The increase of $0.5 million from the 2010 period to the 2011 period was primarily due to higher average investment balances because we earned significant Enoxaparin Sodium Injection product revenue during the product's exclusivity period.

Interest Expense

        Interest expense was zero, $0.1 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease of $0.1 million from the 2011 period to the 2012 period and the decrease of $0.2 million from the 2010 period to the 2011 period were primarily due to the completion of repayment schedules on our equipment line of credit during 2011 and 2010.

Other Income

        Other income was $0.2 million, zero and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. We recognized one-fifth of a job creation tax award, or $0.2 million, as other income for the year ended December 31, 2012. We recognized a tax grant under the Qualifying Therapeutic Discovery Project program of $1.0 million as other income for the year ended December 31, 2010.

Liquidity and Capital Resources

        We have financed our operations since inception primarily through the sale of equity securities, payments from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, including profit share/royalty payments related to sales of Enoxaparin Sodium Injection, and borrowings from our lines of credit and capital lease obligations. Since our inception, we have received $406 million through private and public issuance of equity securities, including the issuance of shares to Novartis Pharma AG in connection with our 2006 Sandoz Collaboration. As of December 31, 2012, we have received a cumulative total of $550 million from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, a $33.0 million upfront payment under the Baxter Agreement, $4.0 million from debt financing, $9.2 million from capital lease obligations and $3.2 million from our landlord for leasehold improvements related to our corporate facility and additional funds from interest income. The January 2012 launch of a third-party competitor's enoxaparin product triggered a change under the terms of our agreement with Sandoz in the basis of our product revenue from profit share to a royalty based on net sales of Enoxaparin Sodium Injection. This competition and the resulting contractual change has had and will continue to have a negative impact on our near term cash generation trend. We expect that our return to profitability, if at all, will most likely come from the commercialization of our generic Copaxone product, which is subject to FDA approval and litigation that could delay FDA approval. We expect to finance our current programs and planned operating requirements principally through our current cash, cash equivalents and marketable securities. We believe that these funds will be sufficient to meet our operating requirements through at least 2015. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and other important factors, and actual results could vary materially. We may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

        At December 31, 2012, we had $340.6 million in cash, cash equivalents and marketable securities and $10.8 million in accounts receivable. In addition, we also held approximately $20.0 million in restricted cash, of which $17.5 million serves as collateral for a security bond posted in the litigation against Actavis, Amphastar and International Medical Systems, Ltd. Our funds at December 31, 2012 were primarily invested in senior debt of government-sponsored enterprises, commercial paper, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 24 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant risk at December 31, 2012.

        During the years ended December 31, 2012 and 2011, our operating activities provided cash of $9.0 million and $213.7 million, respectively. During the year ended December 31, 2010, our operating activities used $1.1 million of cash. The cash provided by or used for operating activities generally approximates our net (loss) income adjusted for non-cash items and changes in operating assets and liabilities.

        For the year ended December 31, 2012, our net loss adjusted for non-cash items was $34.1 million. For the year ended December 31, 2012, non-cash items include share-based compensation of $13.7 million, depreciation and amortization of our property, equipment and intangible assets of $7.5 million and amortization of purchased premiums on our marketable securities of $3.3 million. In addition, the net change in our operating assets and liabilities provided cash of $43.1 million and resulted from: a decrease in accounts receivable of $17.4 million, due to a contractual change in the basis of our Enoxaparin Sodium Injection product revenue from profit share to a royalty related to the launch of a competitor's generic Lovenox in January 2012, decreased unit sales due to lower market share, as well as lower prices in response to aggressive competitor pricing reductions; a decrease in unbilled revenue of $1.9 million, due to lower reimbursable manufacturing activities for our M356 program; an increase in prepaid expenses and other current assets of $2.4 million, primarily due to a $1.1 million receivable for a job creation tax award, an increase in interest accrued on our available-for-sale marketable debt securities and advance payments made to contract research organizations for nonclinical studies for our M923 program; an increase in restricted cash of $2.5 million due to the designation of this cash as collateral for a letter of credit related to the lease of office and laboratory space at its headquarters located at 675 West Kendall Street; a decrease in accounts payable of $1.1 million, primarily due to a decrease in royalty fees payable, primarily to M.I.T., due to reduced Enoxaparin Sodium Injection product revenue; an increase in accrued expenses of $0.5 million due to payments due to contract research organizations for process development, manufacturing and clinical trial activities in support of our biosimilars, novel products, and M402 programs, offset by decreased royalty fees payable to M.I.T. and legal fees relating to Enoxaparin Sodium Injection patent litigation; and an increase in deferred revenue of $27.9 million, primarily due to the receipt of a $33.0 million upfront payment under the Baxter Agreement.

        For the year ended December 31, 2011, our net income adjusted for cash and non-cash items was $203.4 million. For the year ended December 31, 2011, cash and non-cash items include share-based compensation of $11.1 million, the acquisition of sialylation technology assets of $4.5 million, depreciation and amortization of our property, equipment and intangible assets of $5.5 million, amortization of purchased premiums on our marketable securities of $1.7 million, and losses on disposals of fixed assets of $0.2 million. In addition, the net change in our operating assets and liabilities provided cash of $10.3 million and resulted from: a decrease in accounts receivable of $26.3 million, due to a decrease in Sandoz's net sales of Enoxaparin Sodium Injection, due primarily to lower unit pricing, and by a contractual change in the basis of calculating our Enoxaparin Sodium Injection product revenue, both related to the launch of an authorized generic Lovenox in October 2011; a decrease in unbilled revenue of $2.5 million, resulting from lower fourth-quarter reimbursable manufacturing activities for our M356 program; an increase in prepaid expenses and other current assets of $0.7 million, primarily due to advance payments made for renewals of vendor maintenance agreements; an increase in restricted cash of $15.7 million principally due to the $17.5 million of cash collateral for a security bond posted in the Enoxaparin Sodium Injection patent litigation; and a decrease in deferred revenue of $2.1 million, due to the amortization of the $13.6 million equity premium paid by Novartis Pharma AG in connection with the 2006 Sandoz Collaboration.

        For the year ended December 31, 2010, our net income adjusted for non-cash items was $53.8 million. For the year ended December 31, 2010, non-cash items include share-based compensation of $10.8 million and depreciation and amortization of property and equipment and intangible assets of $4.7 million. In addition, the net change in our operating assets and liabilities used cash of $54.8 million and resulted from: an increase in accounts receivable of $54.5 million, primarily related to our share of Sandoz's profit from sales of Enoxaparin Sodium Injection during the third and fourth quarters of 2010; an increase in unbilled revenue of $0.5 million, resulting from increased manufacturing costs for M356; an increase in accrued expenses of $3.0 million, due to an accrual for royalty fees payable to M.I.T for Enoxaparin Sodium Injection product revenue earned during the third and fourth quarters of 2010 and an increase in the bonus pool for 2010-related performance; and a decrease in deferred revenue of $2.9 million, principally due to the amortization of the $13.6 million equity premium paid by Novartis Pharma AG in connection with the 2006 Sandoz Collaboration.

        Net cash used in investing activities was $7.4 million for the year ended December 31, 2012. During the year ended December 31, 2012, we received $523.6 million from maturities of marketable securities and we used $515.1 million of cash to purchase marketable securities. During 2012, we used $9.6 million for the purchase of laboratory equipment for our biosimilar and novel products programs, $3.6 million for leasehold improvements related to our headquarters and software for our business operations, and $2.3 million for leasehold improvements, furniture and computer equipment related to additional leased laboratory and office space.

        Net cash used in investing activities was $268.7 million for the year ended December 31, 2011. During the year ended December 31, 2011, we used $551.2 million of cash to purchase marketable securities and we received $302.4 million from maturities of marketable securities. During 2011, we paid $6.7 million as consideration for Parivid's completion and satisfaction of a milestone related to our Enoxaparin Sodium Injection developed technology, and we used $4.5 million to acquire sialylation technology assets and $8.7 million to purchase laboratory equipment and leasehold improvements.

        Net cash provided by investing activities was $19.1 million for the year ended December 31, 2010. During the year ended December 31, 2010, we received $111.5 million from maturities of marketable securities and we used $90.8 million of cash to purchase marketable securities and $1.7 million to purchase laboratory equipment and leasehold improvements.

        Net cash provided by financing activities was $2.2 million, $3.6 million and $60.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. During 2012, we received net proceeds of $2.2 million from stock option exercises and purchases of common shares through our employee stock purchase plan. During 2011, we received net proceeds of $5.5 million from stock option exercises and purchases of common shares through our employee stock purchase plan. These proceeds were offset by principal payments of $1.7 million on our capital lease agreement obligations and $0.2 million on financed leasehold improvements related to our corporate facility. During 2010, we received net proceeds of $57.1 million from our public offering of common stock and $6.7 million from stock option exercises and purchases of common shares through our employee stock purchase plan. These proceeds were offset by principal payments of $2.3 million on our capital lease agreement obligations and $0.7 million on financed leasehold improvements related to our corporate facility.

        The following table summarizes our contractual obligations and commercial commitments at December 31, 2012 (in thousands):

Contractual Obligations	Total	2013	2014 through 2015	2016 through 2017	After 2017
License maintenance obligations	$413	$83	$165	$165	*
License royalty obligations	400	160	120	120	*
Operating lease obligations(1)	12,900	6,158	6,545	197	$—

Total contractual obligations	$13,713	$6,401	$6,830	$482	$—

*
After 2017, the annual obligations, which extend through the life of the patents are approximately $0.1 million per year.

(1)
On February 5, 2013, we and BMR-Rogers Street LLC entered into a lease agreement pursuant to which we will lease 104,678 square feet of office and laboratory space located in the basement and first and second floors at 320 Bent Street, Cambridge, Massachusetts beginning on September 1, 2013 and ending on August 31, 2016. Annual rental payments under this lease agreement are approximately $6.1 million during the first lease year, $6.2 during the second lease year and $6.3 million foot during the third lease year. These amounts are not included in this table.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of revenues and expenses during the reporting periods. Additionally, we are required to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet dates. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses and share-based payments. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

        We recognize revenue in accordance with Financial Accounting Standard, or FASB, Accounting Standards Codification, or ASC, 605, Revenue Recognition, which requires that certain criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

Collaborative Agreements

        In 2003, we entered into a collaboration and license agreement, or the 2003 Sandoz Collaboration, with Sandoz N.V. and Sandoz Inc. to jointly develop, manufacture and commercialize Enoxaparin

Sodium Injection in the United States. Sandoz N.V. later assigned its rights in the 2003 Sandoz Collaboration to Sandoz AG, an affiliate of Novartis Pharma AG. We refer to Sandoz AG and Sandoz Inc. together as Sandoz.

        In 2006 and 2007, we entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement, with Novartis Pharma AG, and a collaboration and license agreement, as amended, or the Second Sandoz Collaboration Agreement, with Sandoz AG. Together, this series of agreements is referred to as the 2006 Sandoz Collaboration. Under the Second Sandoz Collaboration Agreement, we and Sandoz AG expanded the geographic markets for Enoxaparin Sodium Injection covered by the 2003 Sandoz Collaboration to include the European Union and we agreed to jointly develop, manufacture and commercialize M356.

        In December 2011, we entered into the Baxter Agreement with Baxter related to the development and commercialization of up to six biosimilars.

        Under the terms of collaboration agreements entered into by us, we have received and may continue to receive non-refundable, up-front license fees, funding or reimbursement of research and development efforts, license and milestone payments if specified objectives are achieved and/or profit-sharing or royalties on product sales.

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

Research and Development Revenue

        We apply the guidance pursuant to FASB's Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements (Topic 615), for all multiple-element arrangements entered into on or after January 1, 2011 and for any multiple-element arrangements that were entered into prior to January 1, 2011 but materially modified on or after January 1, 2011. ASU No. 2009-13 amends the guidance on the accounting for arrangements involving the delivery of more than one element and addresses the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement's consideration should be allocated to each unit of accounting. Pursuant to ASU No. 2009-13, we evaluate each deliverable to determine if it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverable has "stand-alone value" to the customer. The arrangement's consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, and (iii) best estimate of the selling price, or BESP. The BESP reflects our best estimate of what the selling price would be if the deliverable was regularly sold on a stand-alone basis. We expect, in general, to use BESP for allocating consideration to each deliverable. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered and limited to the consideration not contingent upon future deliverables. We applied ASU No. 2009-13 to the Baxter Agreement.

        Under the 2003 Sandoz Collaboration and the Second Sandoz Collaboration Agreement, we have received and may continue to receive consideration in the form of non-refundable, upfront fees related to intellectual property rights and licenses, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved and profit-sharing or royalties on product sales. We are no longer eligible to receive milestones under the 2003 Sandoz Collaboration because the remaining milestones were contingent upon there being no third-party competitors marketing an interchangeable generic version of a Lovenox-Equivalent Product. These multiple-element arrangements were entered into prior to January 1, 2011 and have not been materially modified thereafter; therefore we continue to apply our prior accounting policy with respect to the non-refundable, upfront license fees and research and development services for these arrangements. Under this prior accounting policy, in general, revenue from non-refundable, upfront fees related to intellectual property rights and licenses where we have continuing involvement is recognized ratably over the estimated period of ongoing involvement, which is typically the development term, because there was no objective and reliable evidence of fair value for any undelivered item to allow the delivered item to be considered a separate unit of accounting. Research and development funding is recognized as earned over the period of effort.

        Under the 2003 Sandoz Collaboration, we have received consideration in the form of milestone payments and under the Second Sandoz Collaboration Agreement and the Baxter Agreement we may receive consideration in the form of milestone payments in future periods. We apply the guidance pursuant to ASU No. 2010-17, Revenue Recognition—Milestone Method, for all sales-based, commercial and research and development milestones achieved. In accordance with ASU No. 2010-17, at the inception of each arrangement that includes milestone payments, we evaluate each milestone to determine whether (a) the milestone can only be achieved based in whole or in part on either (i) our performance or (ii) on the occurrence of a specific outcome resulting from our performance, (b) there is considerable uncertainty at the date the arrangement is entered into that the event will be achieved and (c) the achievement of the event would result in additional payments being due to us.

        Additionally, we evaluate whether each milestone is considered "substantive." We designate a milestone as "substantive" only if it meets all of the following three criteria (i) the consideration is commensurate with either (a) our performance to achieve the milestone or (b) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

        We evaluate factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. We have concluded that all of the development and regulatory milestones pursuant to the 2003 Sandoz Collaboration and the Second Sandoz Collaboration Agreement are substantive. We determined certain of the development milestones and all of the regulatory milestones under the Baxter Agreement are substantive. Revenues from development and regulatory milestones, if they are non-refundable and deemed substantive, are recognized upon successful accomplishment of the milestones as research and development revenue. Milestones that are not considered substantive are accounted for as license payments and are evaluated as such in accordance with ASU No. 2009-13. Sales-based and commercial milestones are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

Fair Value Measurements

        Financial assets that we measure at fair value on a recurring basis include cash equivalents and marketable securities. These financial assets are generally classified as Level 1 or 2 within the fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value hierarchy level is determined by the lowest level of significant input.

        Our financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. We validate the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. We did not adjust or override any fair value measurements provided by its pricing services as of December 31, 2012 and December 31, 2011.

        During the years ended December 31, 2012 and 2011, there were no transfers between Level 1 and Level 2 financial assets. We did not have any non-recurring fair value measurements on any assets or liabilities at December 31, 2012 and December 31, 2011. The carrying amounts reflected in our consolidated balance sheets for cash, accounts receivable, unbilled revenue, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Marketable Securities

        We invest our excess cash balances in short-term and long-term marketable debt securities. We have established guidelines relating to diversification and maturities that allow us to manage risk. We classify our investments in marketable debt securities as available-for-sale based on facts and circumstances present at the time we purchase the securities. We report available-for-sale investments at fair value at each balance sheet date and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses are determined using the specific identification method and are included in interest income. To determine whether an other-than-temporary impairment exists, we consider whether we intend to sell the debt security and, if we do not intend to sell the debt security, we consider available evidence to assess whether it is more likely than not that we will be required to sell the security before the recovery of its amortized cost basis. We have reviewed our investments with unrealized losses and have concluded that no other-than-temporary impairment existed at December 31, 2012 as we have the ability and intent to hold these investments to maturity and it is not more likely than not that we will be required to sell the security before the recovery of its amortized cost basis. We did not record any impairment charges related to our marketable debt securities during the years ended December 31, 2012, 2011 and 2010. Additionally, there were no realized gains or losses on our marketable debt securities during the years ended December 31, 2012, 2011 or 2010.

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

Share-Based Compensation Expense

        We recognize the fair value of share-based compensation in our consolidated statements of comprehensive (loss) income. Share-based compensation expense primarily relates to stock options, restricted stock and stock issued under our stock option plans and employee stock purchase plan. We recognize share-based compensation expense equal to the fair value of stock options on a straight-line basis over the requisite service period. Restricted stock awards are recorded as compensation cost, based on the market value on the date of the grant, on a straight-line basis over each award's explicit or implicit service periods. We estimate an award's implicit service period based on our best estimate of the period over which an award's vesting condition(s) will be achieved. We review and evaluate these estimates on a quarterly basis and will recognize any remaining unrecognized compensation as of the date of an estimate revision over the revised remaining implicit service period. We issue new shares upon stock option exercises, upon the grant of restricted stock awards and under our employee stock purchase plan.

        We estimate the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires us to develop certain subjective assumptions including the expected volatility of our stock, the expected term of the award and the expected forfeiture rate associated with our stock option plan. We consider, among other factors, the implied volatilities of our currently traded options to provide an estimate of volatility based upon current trading activity. We use a blended volatility rate based upon our historical performance, as well as the implied volatilities of our currently traded options, as we believe this appropriately reflects the expected volatility of our stock. Changes in market price directly affect volatility and could cause share-based compensation expense to vary significantly in future reporting periods.

        The expected term of awards represents the period of time that the awards are expected to be outstanding. We use a blend of our own historical data and peer data to estimate option exercise and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option. For purposes of identifying peer entities, we consider characteristics such as industry, stage of life cycle and financial leverage. We review and evaluate these assumptions regularly to reflect recent historical data. The risk-free interest rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant.

        We apply an estimated forfeiture rate to current period expense to recognize share-based compensation expense only for those stock and option awards expected to vest. We estimate forfeitures based upon historical data, adjusted for known trends, and will adjust our estimate of forfeitures if actual forfeitures differ, or are expected to differ from such estimates. Subsequent changes in estimated forfeitures will be recognized through a cumulative adjustment in the period of change and will also impact the amount of share-based compensation expense in future periods.

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

        We file income tax returns in the United States federal jurisdiction and multiple state jurisdictions. We are no longer subject to any tax assessment from an income tax examination for years before 2004, except to the extent that in the future we utilize net operating losses or tax credit carryforwards that originated before 2004.As of December 31, 2012, we were not under examination by the Internal Revenue Service or other jurisdictions for any tax years.

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

        In July 2011, we entered into an Amendment to the Purchase Agreement where the parties agreed that a milestone payment would be made in cash rather than through the issuance of our common stock. In August 2011, we paid Parivid $6.7 million in cash, in lieu of stock, pursuant to this Amendment as consideration for the completion and satisfaction of a milestone related to the Enoxaparin Sodium Injection developed technology that was achieved in July 2011. We capitalized the payment as developed technology, which is included in intangible assets in our consolidated balance sheets as of December 31, 2011 and 2012. The developed technology is being amortized over the estimated useful life of the Enoxaparin Sodium Injection developed technology of approximately 10 years.

Recently Issued Accounting Standards

        Please see Note 2 to our consolidated financial statements, "Summary of Significant Accounting Policies", for a discussion of new accounting standards. The notes to our consolidated financial statements are contained in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2012, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders of Momenta Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Momenta Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Momenta Pharmaceuticals, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Momenta Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

                              /s/ Ernst & Young LLP

Boston, Massachusetts
February 28, 2013

MOMENTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$52,990	$49,245
Marketable securities	287,613	299,193
Accounts receivable	10,811	28,171
Unbilled revenue	800	2,765
Prepaid expenses and other current assets	4,953	2,547
Restricted cash	—	17,500

Total current assets	357,167	399,421
Property and equipment, net	22,380	13,327
Restricted cash	19,971	—
Intangible assets, net	6,711	7,772
Other long-term assets	400	389

Total assets	$406,629	$420,909

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,580	$4,709
Accrued expenses	9,641	9,131
Deferred revenue	4,426	2,156
Other current liabilities	514	32

Total current liabilities	18,161	16,028
Deferred revenue, net of current portion	27,269	1,608
Other long-term liabilities	712	195

Total liabilities	46,142	17,831
Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock, $0.01 par value per share; 5,000 shares authorized at December 31, 2012 and 2011, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value per share designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized at December 31, 2012 and 2011, 51,709 and 51,285 shares issued and outstanding at December 31, 2012 and 2011, respectively	5	5
Additional paid-in capital	522,422	506,557
Accumulated other comprehensive income (loss)	111	(81)
Accumulated deficit	(162,051)	(103,403)

Total stockholders' equity	360,487	403,078

Total liabilities and stockholders' equity	$406,629	$420,909

The accompanying notes are an integral part of these consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Collaboration revenues:
Product revenue	$54,772	$270,473	$96,625
Research and development revenue	9,149	12,595	20,147

Total collaboration revenue	63,921	283,068	116,772
Operating expenses:
Research and development*	80,345	64,657	51,712
General and administrative*	43,682	38,710	28,595

Total operating expenses	124,027	103,367	80,307

Operating (loss) income	(60,106)	179,701	36,465
Other income (expense):
Interest income	1,238	746	176
Interest expense	—	(91)	(329)
Other income	220	—	978

Total other income (expense)	1,458	655	825

Net (loss) income	$(58,648)	$180,356	$37,290

Net (loss) income per share:
Basic	$(1.16)	$3.62	$0.84

Diluted	$(1.16)	$3.55	$0.81

Weighted average shares outstanding:
Basic	50,411	49,852	44,626

Diluted	50,411	50,823	45,942

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale marketable securities	192	(65)	(9)

Comprehensive (loss) income	$(58,456)	$180,291	$37,281

* Non-cash share-based compensation expense included in operating expenses is as follows:
Research and development	$5,832	$4,919	$4,085
General and administrative	$7,880	$6,219	$6,755

The accompanying notes are an integral part of these consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Additional	Accumulated Other Comprehensive		Total
	Shares	Par Value	Paid-In Capital	(Loss) Income	Accumulated Deficit	Stockholders' Equity
Balances at December 31, 2009	44,627	$4	$415,214	$(7)	$(321,049)	$94,162
Issuance of common stock in public offering	4,218	1	57,084	—	—	57,085
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	794	—	6,735	—	—	6,735
Issuance of restricted stock	147	—	—	—	—	—
Cancellation of restricted stock	(39)	—	—	—	—	—
Share-based compensation expense for employees	—	—	10,361	—	—	10,361
Share-based compensation expense for non-employee	—	—	479	—	—	479
Unrealized loss on marketable securities	—	—	—	(9)	—	(9)
Net income	—	—	—	—	37,290	37,290

Balances at December 31, 2010	49,747	$5	$489,873	$(16)	$(283,759)	$206,103
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	568	—	5,546	—	—	5,546
Issuance of restricted stock	1,021	—	—	—	—	—
Cancellation of restricted stock	(51)	—	—	—	—	—
Share-based compensation expense for employees	—	—	10,945	—	—	10,945
Share-based compensation expense for non-employees	—	—	193	—	—	193
Unrealized loss on marketable securities	—	—	—	(65)	—	(65)
Net income	—	—	—	—	180,356	180,356

Balances at December 31, 2011	51,285	$5	$506,557	$(81)	$(103,403)	$403,078
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	253	—	2,153	—	—	2,153
Issuance of restricted stock	198	—	—	—	—	—
Cancellation of restricted stock	(27)	—	—	—	—	—
Share-based compensation expense for employees	—	—	13,615	—	—	13,615
Share-based compensation expense for non-employees	—	—	97	—	—	97
Unrealized gain on marketable securities	—	—	—	192	—	192
Net loss	—	—	—	—	(58,648)	(58,648)

Balances at December 31, 2012	51,709	$5	$522,422	$111	$(162,051)	$360,487

The accompanying notes are an integral part of these consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net (loss) income	$(58,648)	$180,356	$37,290
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
In-process research and development expense related to acquisition of sialylation technology assets	—	4,500	—
Depreciation and amortization	6,419	4,137	4,361
Share-based compensation expense	13,712	11,138	10,840
Amortization of premium on investments	3,288	1,677	893
Amortization of intangibles	1,061	1,378	299
Loss on disposal of assets	19	238	102
Changes in operating assets and liabilities:
Accounts receivable	17,360	26,314	(54,485)
Unbilled revenue	1,965	2,500	(515)
Prepaid expenses and other current assets	(2,406)	(754)	(100)
Restricted cash	(2,471)	(15,722)	—
Other assets	389	(389)	—
Accounts payable	(1,129)	315	169
Accrued expenses	510	33	2,984
Deferred revenue	27,931	(2,149)	(2,850)
Other current liabilities	482	9	(47)
Other long-term liabilities	517	144	2

Net cash provided by (used in) operating activities	8,999	213,725	(1,057)

Cash Flows from Investing Activities:
Purchase of equity investment	(400)	—	—
Acquisition of sialylation technology assets	—	(4,500)	—
Milestone payment related to Parivid for developed technology	—	(6,664)	—
Purchases of property and equipment	(15,491)	(8,699)	(1,671)
Purchases of marketable securities	(515,088)	(551,272)	(90,765)
Proceeds from maturities of marketable securities	523,572	302,415	111,501

Net cash (used in) provided by investing activities	(7,407)	(268,720)	19,065

Cash Flows from Financing activities:
Proceeds from public offering of common stock, net of issuance costs	—	—	57,085
Proceeds from issuance of common stock under stock plans	2,153	5,546	6,735
Payments on financed leasehold improvements	—	(258)	(737)
Principal payments on capital lease obligations	—	(1,729)	(2,344)

Net cash provided by financing activities	2,153	3,559	60,739

Increase (decrease) in cash and cash equivalents	3,745	(51,436)	78,747
Cash and cash equivalents, beginning of period	49,245	100,681	21,934

Cash and cash equivalents, end of period	$52,990	$49,245	$100,681

Supplemental Cash Flow Information:
Cash paid for interest	$—	$91	$329

The accompanying notes are an integral part of these consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Business

        Momenta Pharmaceuticals, Inc. (the "Company" or "Momenta") was incorporated in the state of Delaware in May 2001 and began operations in early 2002. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company specializing in the structural characterization, process engineering and biologic systems analysis of complex molecules. The Company's initial technology was built on the ability to characterize complex polysaccharides. Over the last decade, the Company has expanded its expertise into technologies that enable it to develop a diversified product portfolio of complex generics, biosimilars, and novel products. The Company presently derives all of its revenue from collaborations.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements reflect the operations of the Company and the Company's wholly-owned subsidiary Momenta Pharmaceuticals Securities Corporation. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, and share-based payments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Revenue Recognition

        The Company recognizes revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 605, Revenue Recognition, which requires that certain criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

Collaborative Agreements

        In 2003, the Company entered into a collaboration and license agreement, or the 2003 Sandoz Collaboration, with Sandoz N.V. and Sandoz Inc. to jointly develop, manufacture and commercialize Enoxaparin Sodium Injection in the United States. Sandoz N.V. later assigned its rights in the 2003 Sandoz Collaboration to Sandoz AG, an affiliate of Novartis Pharma AG. The Company refers to Sandoz AG and Sandoz Inc. together as Sandoz.

        In 2006 and 2007, the Company entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement, with Novartis Pharma AG, and a collaboration and license agreement, as amended, or the Second Sandoz Collaboration Agreement, with Sandoz AG. Together, this series of agreements is referred to as the 2006 Sandoz Collaboration. Under the 2006 Sandoz Collaboration, the Company and Sandoz AG expanded the geographic markets for Enoxaparin Sodium Injection covered by the 2003 Sandoz Collaboration to include the European Union. Under the Second Sandoz Collaboration Agreement, the Company and Sandoz AG jointly develop, manufacture and commercialize M356.

        In December 2011, the Company entered into a global collaboration and license agreement with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, collectively, Baxter, related to the development and commercialization of up to six biosimilars. The Company refers to this agreement as the Baxter Agreement.

        Under the terms of collaboration agreements entered into by the Company, the Company has received and may continue to receive non-refundable, up-front license fees, funding or reimbursement of research and development efforts, license and milestone payments if specified objectives are achieved and/or profit-sharing or royalties on product sales.

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

Research and Development Revenue

        The Company applies the guidance pursuant to FASB Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements (Topic 615), for all multiple-element arrangements entered into on or after January 1, 2011 and for any multiple-element arrangements that were entered into prior to January 1, 2011 but materially modified on or after January 1, 2011. ASU No. 2009-13 amends the guidance on the accounting for arrangements involving the delivery of more than one element and addresses the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement's consideration should be allocated to each unit of accounting. Pursuant to ASU No. 2009-13, the Company evaluates each deliverable to determine if it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverable has "stand-alone value" to the customer. The arrangement's consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, and (iii) best estimate of the selling price, or BESP. The BESP reflects our best estimate of what the selling price would be if the deliverable was regularly sold on a stand-alone basis. The Company expects, in general, to use BESP for allocating consideration to each deliverable. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered and limited to the consideration not contingent upon future deliverables. The Company applied ASU No. 2009-13 to the Baxter Agreement.

        Under the 2003 Sandoz Collaboration and the Second Sandoz Collaboration Agreement, the Company has received and may continue to receive consideration in the form of non-refundable, upfront fees related to intellectual property rights and licenses, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved and profit-sharing or royalties on product sales. The Company is no longer eligible to receive milestones under the 2003 Sandoz Collaboration because the remaining milestones were contingent upon there being no third-party competitors marketing an interchangeable generic version of a Lovenox-Equivalent Product. These multiple-element arrangements were entered into prior to January 1, 2011 and have not been materially modified thereafter; therefore the Company continues to apply our prior accounting policy with respect to the non-refundable, upfront license fees and research and development services for these arrangements. Under this prior accounting policy, in general, revenue from non-refundable, upfront fees related to intellectual property rights and licenses where the Company has continuing involvement is recognized ratably over the estimated period of ongoing involvement, which is typically the development term, because there was no objective and reliable evidence of fair value for any undelivered item to allow the delivered item to be considered a separate unit of accounting. Research and development funding is recognized as earned over the period of effort.

        Under the 2003 Sandoz Collaboration, the Company has received consideration in the form of milestone payments and under the Second Sandoz Collaboration Agreement and the Baxter Agreement the Company may receive consideration in the form of milestone payments in future periods. The Company applies the guidance pursuant to ASU No. 2010-17, Revenue Recognition—Milestone Method, for all sales-based, commercial and research and development milestones achieved. In accordance with ASU No. 2010-17, at the inception of each arrangement that includes milestone payments, the Company evaluates each milestone to determine whether (a) the milestone can only be achieved based in whole or in part on either (i) our performance or (ii) on the occurrence of a specific outcome resulting from our performance, (b) there is considerable uncertainty at the date the arrangement is entered into that the event will be achieved and (c) the achievement of the event would result in additional payments being due to us.

        Additionally, the Company evaluates whether each milestone is considered "substantive." The Company designates a milestone as "substantive" only if it meets all of the following three criteria (i) the consideration is commensurate with either (a) our performance to achieve the milestone or (b) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

        The Company evaluates factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. The Company has concluded that all of the development and regulatory milestones pursuant to its 2003 Sandoz Collaboration and the Second Sandoz Collaboration Agreement are substantive. The Company has concluded that certain of the development milestones and all of the regulatory milestones pursuant to the Baxter Agreement are substantive. Revenues from development and regulatory milestones, if they are non-refundable and deemed substantive, are recognized upon successful accomplishment of the milestones as research and development revenue. Milestones that are not considered substantive are accounted for as license payments and are evaluated as such in accordance with ASU No. 2009-13. Sales-based and commercial milestones are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

Cash and Cash Equivalents

        The Company invests its cash in bank deposits, money market accounts, corporate debt securities, United States treasury obligations, commercial paper and United States government-sponsored enterprise securities in accordance with its investment policy. The Company classifies as cash equivalents only those investments which are highly liquid and readily convertible to cash if the original maturity, from the date of purchase, is 90 days or less. The Company's cash equivalents are carried at fair value, which approximates cost, and were primarily composed of money market funds at December 31, 2012 and 2011.

Fair Value Measurements

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 clarifies the FASB's intent about the application of certain existing fair value measurement and disclosure requirements and changes certain principles or requirements for measuring or disclosing information about fair value. It requires, for all Level 3 fair value measurements, new quantitative information about significant unobservable inputs used. In January 2012, the Company adopted ASU No. 2011-04 and determined this update does not impact the Company's results of operations or financial position.

        The Company measures certain financial assets including cash equivalents and marketable securities at fair value on a recurring basis. These financial assets are generally classified as Level 1 or 2 within the fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value hierarchy level is determined by the lowest level of significant input.

        The carrying amounts reflected in the Company's consolidated balance sheets for cash, accounts receivable, unbilled revenue, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

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

Marketable Securities

        The Company invests its excess cash balances in short-term and long-term marketable debt securities. The Company classifies its investments in marketable debt securities as available-for-sale based on facts and circumstances present at the time it purchased the securities. Purchased premiums or discounts on marketable debt securities are amortized to interest income through the stated maturities of the debt securities. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses are determined using the specific identification method and are included in interest income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company reviewed its investments with unrealized losses and concluded that no other-than-temporary impairment existed at December 31, 2012 and 2011 as it has the ability and intent to hold these investments to maturity and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company did not record any impairment charges related to its marketable securities during the years ended December 31, 2012 and 2011. There were no realized gains or losses on marketable securities during the years ended December 31, 2012, 2011 or 2010.

Accounts Receivable and Unbilled Revenue

        Accounts receivable represents amounts due to the Company at December 31, 2012 and December 31, 2011 from one collaborative partner related to sales of Enoxaparin Sodium Injection and reimbursement of research and development expenses. Unbilled revenue represents amounts owed at December 31, 2012 and December 31, 2011 from the same collaborative partner for reimbursement of research and development expenses. The Company has not recorded any allowance for uncollectible accounts or bad debt write-offs and it monitors its receivables to facilitate timely payment.

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

Long-Lived Assets

        The Company evaluates the recoverability of its property, equipment and intangible assets when circumstances indicate that an event of impairment may have occurred. The Company recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the fair value of such assets or businesses. No impairment charges have been recognized through December 31, 2012.

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

Share-Based Compensation Expense

        The Company recognizes the fair value of share-based compensation in its consolidated statements of comprehensive (loss) income. Share-based compensation expense primarily relates to stock options, restricted stock and stock issued under our stock option plans and employee stock purchase plan. The Company recognizes share-based compensation expense equal to the fair value of stock options on a straight-line basis over the requisite service period. Restricted stock awards are recorded as compensation cost, based on the market value on the date of the grant, on a straight-line basis over each award's explicit or implicit service periods. The Company estimates an award's implicit service period based on its best estimate of the period over which an award's vesting condition(s) will be achieved. The Company reviews and evaluates these estimates on a quarterly basis and will recognize any remaining unrecognized compensation as of the date of an estimate revision over the revised remaining implicit service period. The Company issues new shares upon stock option exercises, upon the grant of restricted stock awards and under our employee stock purchase plan.

        The Company estimates the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires the Company to develop certain subjective assumptions including the expected volatility of our stock, the expected term of the award and the expected forfeiture rate associated with the Company's stock option plan. The Company considers, among other factors, the implied volatilities of its currently traded options to provide an estimate of volatility based upon current trading activity. The Company uses a blended volatility rate based upon its historical performance, as well as the implied volatilities of its currently traded options, as it believes this appropriately reflects the expected volatility of its stock. Changes in market price directly affect volatility and could cause share-based compensation expense to vary significantly in future reporting periods.

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

Net (Loss) Income Per Share

        The Company computes basic net (loss) income per common share by dividing net (loss) income by the weighted average number of common shares outstanding, which includes common stock issued as a result of public offerings, stock option exercises, stock purchased under the Company's employee stock purchase plan and vesting of shares of restricted common stock. The Company computes diluted net (loss) income per common share by dividing net (loss) income by the weighted average number of common shares and potential shares from outstanding stock options and unvested restricted stock determined by applying the treasury stock method. For the year ended December 31, 2012, the effect of all potentially dilutive securities is anti-dilutive as the Company had a net loss for that period. Accordingly, basic and diluted net loss per share is the same for the year ended December 31, 2012.

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

        The Company files income tax returns in the United States federal jurisdiction and multiple state jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination for years before 2004, except to the extent that in the future it utilizes net operating losses or tax credit carry forwards that originated before 2004. As of December 31, 2012, the Company was not under examination by the Internal Revenue Service or other jurisdictions for any tax years.

Comprehensive (Loss) Income

        Comprehensive (loss) income is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive (loss) income includes net (loss) income and the change in accumulated other comprehensive income (loss) for the period. Accumulated other comprehensive income (loss) consists entirely of unrealized gains and losses on available-for-sale marketable securities for all periods presented.

        In May 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income, which was further amended by ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the effective date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards ASU No. 2011-05, issued in December 2011. ASU No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. In January 2012, the Company adopted ASU No. 2011-05, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB until further notice. ASU No. 2011-05 is related to presentation only and does not impact the Company's results of operations or financial position. See the consolidated statements of comprehensive (loss) income for relevant disclosures.

Segment Reporting

        Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of pharmaceutical products. All of the Company's revenues through December 31, 2012 have come from its collaborative partners and are based solely on activities in the United States.

3. Fair Value Measurements

        The following tables present information about the Company's financial assets that are measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2, Summary of Significant Accounting Policies.

        Financial assets measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011 are summarized as follows (in thousands):

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$47,940	$47,940	$—	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	51,225	—	51,225	—
Corporate debt securities	158,913	—	158,913	—
Commercial paper obligations	65,138	—	65,138	—
Foreign government bonds	12,337	—	12,337	—

Total	$335,553	$47,940	$287,613	$—

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$48,316	$45,316	$3,000	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	163,997	—	163,997	—
Corporate debt securities	64,245	—	64,245	—
Commercial paper obligations	63,245	—	63,245	—
Foreign government bond	6,705	—	6,705	—
U.S. Treasury obligation	1,001	1,001	—	—

Total	$347,509	$46,317	$301,192	$—

        In the table above, as of December 31, 2011, corporate debt securities include $28.5 million of Federal Deposit Insurance Corporation, or FDIC, guaranteed senior notes issued by financial institutions under the FDIC's Temporary Liquidity Guarantee Program. These senior notes matured at various dates in 2012.

        For the years ended December 31, 2012 and 2011, there were no transfers between Level 1 and Level 2 financial assets. The Company did not have any non-recurring fair value measurements on any assets or liabilities at December 31, 2012 and December 31, 2011.

4. Cash, Cash Equivalents and Marketable Securities

        The Company's financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by its pricing services as of December 31, 2012 and December 31, 2011.

        The following tables summarize the Company's cash, cash equivalents and marketable securities as of December 31, 2012 and December 31, 2011 (in thousands):

As of December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$52,990	$—	$—	$52,990
U.S. Government-sponsored enterprise obligations
Due in one year or less	6,000	—	—	6,000
Due in two years or less	45,195	30	—	45,225
Corporate debt securities
Due in one year or less	76,500	19	(11)	76,508
Due in two years or less	82,363	72	(30)	82,405
Commercial paper obligations due in one year or less	65,104	34	—	65,138
Foreign government bonds
Due in one year or less	7,390	—	(1)	7,389
Due in two years or less	4,950	—	(2)	4,948

Total	$340,492	$155	$(44)	$340,603

Reported as:
Cash and cash equivalents	$52,990	$—	$—	$52,990
Marketable securities	287,502	155	(44)	287,613

Total	$340,492	$155	$(44)	$340,603

As of December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$46,245	$—	$—	$46,245
U.S. Government-sponsored enterprise obligations
Due in one year or less	53,730	10	(4)	53,736
Due in two years or less	110,344	11	(94)	110,261
Corporate debt securities
Due in one year or less	63,224	12	(48)	63,188
Due in two years or less	1,060	—	(3)	1,057
Commercial paper obligations due in one year or less	66,193	52	—	66,245
Foreign government bond due in one year or less	6,722	—	(17)	6,705
U.S. Treasury obligations due in one year or less	1,001	—	—	1,001

Total	$348,519	$85	$(166)	$348,438

Reported as:
Cash and cash equivalents	$49,244	$1	$—	$49,245
Marketable securities	299,275	84	(166)	299,193

Total	$348,519	$85	$(166)	$348,438

        At December 31, 2012, the Company held 28 marketable securities that were in a continuous unrealized loss position for less than one year. At December 31, 2011, the Company held

35 marketable securities that were in a continuous unrealized loss position for less than one year. At December 31, 2012 and December 31, 2011, no marketable securities were in a continuous unrealized loss position for greater than one year.

        The unrealized losses were caused by fluctuations in interest rates. The following table summarizes the aggregate fair value of these securities at December 31, 2012 and December 31, 2011 (in thousands):

	2012		2011
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
U.S. Government-sponsored enterprise obligations	$—	$—	$104,107	$(98)
Corporate debt securities	$83,529	$(41)	$36,582	$(51)
Foreign government bonds	$8,445	$(3)	$6,705	$(17)

5. Property and Equipment

        At December 31, 2012 and December 31, 2011, property and equipment, net consists of the following (in thousands):

	December 31,
	2012	2011	Depreciable Lives
Computer equipment	$1,664	$1,267	3 years
Software	6,380	4,153	3 years
Office furniture and equipment	2,201	1,652	5 to 6 years
Laboratory equipment	31,128	20,929	7 years
Leasehold improvements	8,677	6,744	Shorter of asset life or lease term
Less: accumulated depreciation	(27,670)	(21,418)

	$22,380	$13,327

        During 2012, the Company disposed of certain lab and computer equipment with total gross carrying amount of $186,000 and accumulated depreciation of $167,000. Depreciation and amortization expense, including amortization of assets recorded under capital leases, amounted to $6.4 million, $4.1 million and $4.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

6. Intangible Assets

        As of December 31, 2012 and December 31, 2011, intangible assets, net of accumulated amortization, are as follows (in thousands):

		December 31, 2012		December 31, 2011
	Weighted-Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core and developed technology	10	$10,257	$(3,546)	$10,257	$(2,485)
Non-compete agreement	2	170	(170)	170	(170)

Total intangible assets	10	$10,427	$(3,716)	$10,427	$(2,655)

        The Company's intangible assets are described within Note 16, Related Party Transactions.

        Amortization is computed using the straight-line method over the useful lives of the respective intangible assets as there is no other pattern of use that is reasonably estimable. Amortization expense was approximately $1.1 million, $1.4 million and $0.3 million during years ended December 31, 2012, 2011 and 2010, respectively.

        The Company expects to incur amortization expense of appropriately $1.1 million per year for each of the next five years.

7. Restricted Cash

        The Company designated $17.5 million as collateral for a security bond posted in the litigation against Watson Pharmaceuticals Inc. (now Actavis, Inc., or Actavis), Amphastar Pharmaceuticals Inc., or Amphastar, and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar), as discussed within Note 14, Commitments and Contingencies. The $17.5 million is held in an escrow account by Hanover Insurance. The Company reclassified this restricted cash from current to long-term in 2012 as the timing of a final decision in the Enoxaparin Sodium Injection patent litigation is not known.

        The Company designated $2.5 million as collateral for a letter of credit related to the lease of office and laboratory space at its headquarters located at 675 West Kendall Street, Cambridge, Massachusetts. This balance will remain restricted through the remaining term of the lease which ends in April 2015. The Company will earn interest on the balance.

8. Accrued Expenses

        At December 31, 2012 and December 31, 2011, accrued expenses consisted of the following (in thousands):

	2012	2011
Accrued compensation	$5,322	$5,165
Accrued contracted research costs	2,619	434
Accrued royalties	419	2,096
Accrued professional fees	979	990
Other	302	446

	$9,641	$9,131

9. Collaborations and License Agreements

2003 Sandoz Collaboration

        In November 2003, the Company entered into a collaboration and license agreement, or the 2003 Sandoz Collaboration, with Sandoz AG and Sandoz Inc. collectively, Sandoz, to jointly develop and commercialize Enoxaparin Sodium Injection, a generic version of Lovenox®, a low molecular weight heparin, or LMWH.

        Under the 2003 Sandoz Collaboration, the Company granted Sandoz the exclusive right to manufacture, distribute and sell Enoxaparin Sodium Injection in the United States. The Company agreed to provide development and related services on a commercially reasonable basis, which included developing a manufacturing process to make Enoxaparin Sodium Injection, scaling up the process, contributing to the preparation of an Abbreviated New Drug Application, or ANDA, in Sandoz's name to be filed with the FDA, further scaling up the manufacturing process to commercial scale, and related development of intellectual property. The Company has the right to participate in a joint steering committee which is responsible for overseeing development, legal and commercial activities and which approves the annual collaboration plan. Sandoz is responsible for commercialization activities and will exclusively distribute and market the product. The Company identified two significant deliverables in this arrangement consisting of: (i) a license and (ii) development and related services. The Company determined that the license did not meet the criteria for separation as it did not have stand-alone value apart from the development services, which are proprietary to the Company. Therefore, the Company determined that a single unit of accounting exists with respect to the 2003 Sandoz Collaboration.

        In July 2010, the FDA granted marketing approval of the ANDA for Enoxaparin Sodium Injection filed by Sandoz. The Company is paid at cost for external costs incurred for development and related activities and is paid for full time equivalents, or FTEs, performing development and related services. The profit-share or royalties Sandoz is obligated to pay the Company under the 2003 Sandoz Collaboration differ depending on whether (i) there are no third-party competitors marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), (ii) a Lovenox-Equivalent Product is being marketed by Sanofi-Aventis, which distributes the brand name Lovenox, or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, or (iii) there is one or more third-party which is not Sanofi-Aventis marketing a Lovenox-Equivalent Product. Until October 2011, no third-party competitors were marketing a Lovenox-Equivalent Product; therefore, Sandoz paid the Company 45% of the contractual profits from the sale of Enoxaparin Sodium Injection. Profits on sales of Enoxaparin Sodium Injection are calculated by deducting from net sales the cost of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. In October 2011, Sandoz confirmed that an authorized generic Lovenox-Equivalent Product was being marketed, which meant that Sandoz was obligated to pay the Company a royalty on its net sales of Enoxaparin Sodium Injection until the contractual profits from those net sales in a product year (July 1—June 30) reached a certain threshold, which was achieved in December 2011, at which point the Company reverted back to receiving profit share revenue. Additionally, in October 2011, FDA approved the ANDA for the enoxaparin product of Actavis and Amphastar. In January 2012, following the Court of Appeals for the Federal Circuit granting a stay of the preliminary injunction previously issued against them by the United States District Court, Actavis announced that it and Amphastar intended to launch their enoxaparin product. Consequently, Sandoz is obligated to pay the Company a royalty on net sales in each post-launch contract year, which for net sales up to a pre-defined sales threshold is payable at a 10% rate, and for net sales above the sales threshold increases to 12%. The Company earned $54.8 million and $260.5 million in profit share/royalty revenue from Sandoz on net sales of Enoxaparin Sodium Injection during the years ended December 31, 2012 and 2011, respectively. The Company earned $96.6 million in profit share product revenue from Sandoz on net sales of Enoxaparin Sodium Injection during the year ended December 31, 2010.

        If certain milestones were achieved with respect to Enoxaparin Sodium Injection under certain circumstances, Sandoz agreed to make payments to the Company which would reach $55 million if all such milestones were achieved. Under the 2003 Sandoz Collaboration, in July 2010, upon the achievement of a regulatory milestone the Company earned and recognized $5.0 million in research and development revenue. In addition, no third-party competitors had marketed a Lovenox-Equivalent Product as of July 2011, the one year anniversary of the FDA's approval of Enoxaparin Sodium Injection. As a result, in the year ended December 31, 2011, the Company earned and recognized $10.0 million in product revenue upon the achievement of the commercial milestone. The Company is no longer eligible to receive milestones under the 2003 Sandoz Collaboration because the remaining milestones were contingent upon there being no third-party competitors marketing an interchangeable generic version of a Lovenox-Equivalent Product.

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

2006 Sandoz Collaboration

        In July 2006, the Company entered into a Stock Purchase Agreement and an Investor Rights Agreement with Novartis Pharma AG, and in June 2007, the Company and Sandoz AG executed a collaboration and license agreement, as amended, or the Second Sandoz Collaboration Agreement, related to the development and commercialization of M356, which is designed to be a generic version of Copaxone® (glatiramer acetate injection). Together, this series of agreements is referred to as the "2006 Sandoz Collaboration."

        Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG, an affiliate of Sandoz AG, at a per share price of $15.93 (the closing price of the Company's common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million. The Company recognizes revenue from the $13.6 million paid premium on a straight-line basis over the estimated development period of approximately six years beginning in June 2007. The Company recognized research and development revenue relating to this paid premium of approximately $2.2 million for each of the years ended December 31, 2012, 2011 and 2010.

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

        The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services, except with respect to any amounts due Sandoz for shared development costs, which are recorded on a net basis. The Company recorded a reduction in research and development revenue of $0.7 million and $1.5 million for the years ended December 31, 2012 and 2011, respectively, related to the shared development costs.

Baxter Agreement

        In December 2011, the Company entered into a development, license and option agreement with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, collectively, Baxter. The Company refers to this agreement as the "Baxter Agreement." The Baxter Agreement became effective in February 2012, following expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as amended.

        Under the Baxter Agreement, the Company agreed to collaborate, on a world-wide basis, on the development and commercialization of two biosimilars, M923 and M834, products indicated in the inflammatory and autoimmune therapeutic areas, or the initial products. In July 2012, Baxter selected a third biosimilar for inclusion in the collaboration. Baxter has the right until February 2015, to select up to three additional biosimilars to be included in the collaboration. The Company initiated development of this product, a monoclonal antibody for oncology, which has been designated as M511. The Company does not receive milestones related to the selection of additional products. The process for achieving milestones is as follows:

  •
  Baxter selects an additional product to the collaboration and the Company initiates development.

  •
  If the Company achieves pre-defined "minimum development" criteria related to the additional product, Baxter is given an option to exercise exclusive license rights.

  •
  If Baxter exercises its exclusive license option to advance the product under the Baxter Agreement, the Company will earn a license payment.

  •
  If the Company achieves pre-defined "technical development" criteria related to the initial product or additional product, the Company will earn a milestone payment.

  •
  For the initial and additional products, if the Company either (a) submits an Investigational New Drug application, or IND, to the FDA or (b) is not required to file an IND, either referred to as the "Transition Period," the Company will earn a milestone payment.

  •
  Following the Transition Period, Baxter will assume responsibility for development of each biosimilar, and the Company has the potential to receive up to $300 million in regulatory milestones. These milestones are designed to reward the Company, on a sliding scale, for reducing the scope of the clinical activities required to develop each biosimilar.

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

        In addition, the Company has agreed, for a period commencing six months following the effective date and ending on the earlier of (i) three years from the effective date of the Baxter Agreement (subject to certain limited time extensions as provided for in the Baxter Agreement) or (ii) the selection of the four additional products, to notify Baxter of bona fide offers from third parties to develop or commercialize a biosimilar that could be an additional product candidate. Following such notification, if Baxter does not select such proposed product or products for inclusion in the collaboration, the Company has the right to develop, manufacture, and commercialize such product or products on its own or with a third party. The Company also agreed to provide Baxter with a right of first negotiation with respect to collaborating in the development of a competing product for a period of three years following the effectiveness of an IND exemption or waiver or regulatory authority authorization to dose humans, subject to certain restrictions as outlined in the Baxter Agreement. Following the third anniversary of the effective date of the Baxter Agreement (subject to certain limited time extensions as provided for in the Baxter Agreement), the Company may develop, on its own or with a third party, any biosimilar product not named under the Baxter Agreement, subject to certain restrictions.

        Under the terms of the Baxter Agreement, the Company received an initial cash payment of $33 million. The Company is eligible to receive from Baxter license payments totaling $28 million for the exercise of options with respect to the additional four product candidates that can be named under the Baxter Agreement, payments of $5 million each for extensions of the period during which such additional products may be selected, and a license payment of $7 million upon the achievement of pre-defined "minimum development" criteria, as defined in the agreement, for M834 (a selected biosimilar). The Company is also eligible to receive from Baxter an aggregate of approximately $380 million in potential milestone payments, comprised of (i) up to $80 million in substantive milestone payments upon achievement of specified technical and development milestone events across the six product candidates, and (ii) regulatory milestones totaling up to $300 million, on a sliding scale, across the six product candidates where, based on the products' regulatory application, there is a significant reduction in the scope of the clinical trial program required for regulatory approval. Two of the technical and development milestones were time-based and the total eligible milestones have been adjusted to correspond to current development plans. There are no other time-based milestones included in the Baxter Agreement. The technical and development milestones include (i) achievement of certain criteria that will ultimately drive commercial feasibility for manufacturing the products and (ii) acceptance by the FDA of an IND application.

        For the three products in development under the Baxter Agreement, if the Company achieves certain development and technical criteria, the Company could receive a total of up to $26 million in license payments and milestones in 2014.

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

        In accordance with FASB's ASU No. 2009-13: Multiple-Deliverable Revenue Arrangements (Topic 615), the Company identified all of the deliverables at the inception of the Baxter Agreement. The deliverables were determined to include (i) the development and product licenses to the two initial biosimilars and the four additional biosimilars, (ii) the research and development services related to the two initial biosimilars and the four additional biosimilars and (iii) the Company's participation in a joint steering committee. The Company has determined that each of the license deliverables do not have stand-alone value apart from the related research and development services deliverables as there are no other vendors selling similar, competing products on a stand-alone basis, Baxter does not have the contractual right to resell the license, and Baxter is unable to use the license for its intended purpose without the Company's performance of research and development services. As such, the Company determined that separate units of accounting exist for each of the six licenses together with the related research and development services, as well as the joint steering committee with respect to this arrangement. The estimated selling prices for these units of accounting were determined based on similar license arrangements and the nature of the research and development services to be performed for Baxter and market rates for similar services. The arrangement consideration of $61 million, which includes the $33 million upfront payment and aggregate option payments of $28 million, was allocated to the units of accounting based on the relative selling price method. Of the $61 million, $10.3 million has been allocated to the first initial product license together with the related research and development services, $10.3 million to each of the four additional product licenses with the related research and development services, $9.4 million has been allocated to the second initial product license together with the related research and development services due to that product's stage of development at the time the license was delivered, and $114,000 has been allocated to the joint steering committee unit of accounting. The Company will commence revenue recognition for each of the six units of accounting related to the products upon delivery of the related development and product license and will record this revenue on a straight-line basis over the applicable performance period during which the research and development services will be delivered. The Company will recognize the revenue related to the joint steering committee deliverable over the applicable performance period during which the research and development services will be delivered. The Company has determined that the performance period for each of the combined six units of accounting consisting of the products and related research and development services, begins upon delivery of the related development and product license and ends upon FDA approval of the related product. The Company has also determined that the applicable performance period for the joint steering committee deliverable begins upon delivery of the first development and product license and ends upon the latest date of FDA approval. The Company currently estimates that the performance period for the two initial products, considering their respective stage of development, is approximately five and seven years, respectively, and the period of performance for the joint steering committee is approximately nine years. During the year ended December 31, 2012, the Company commenced recognition of the revenue allocated to the two initial products but not for the four additional products as those licenses have not been delivered. The Company recognized revenue relating to the amortized portion of the upfront payment of approximately $3.0 million for the year ended December 31, 2012. The portion of the upfront payment that is unearned at December 31, 2012 is included in deferred revenue.

        Any associated royalty or profit sharing payments will be considered contingent fees that will be recorded as earned in future periods. Baxter's option to extend the naming period is considered to be substantive. As such, potential fees associated with the naming period extensions will be recognized in future periods if and when Baxter exercises its right to extend the naming period for any additional products.

        The Company has concluded that certain of the technical and development milestones and all of the regulatory milestones pursuant to the Baxter Agreement are substantive. The Company evaluated factors such as the scientific and regulatory risks that must be overcome to achieve these milestones, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. Revenues from non-refundable technical, development and regulatory milestones will be recognized upon successful accomplishment of the milestones as research and development revenue. The Company has not earned and therefore has not recognized any milestone payments under this arrangement.

Massachusetts Institute of Technology

        The Company has an agreement dated November 1, 2002 with the Massachusetts Institute of Technology, or M.I.T., granting the Company various exclusive and non-exclusive worldwide licenses, with the right to grant sublicenses, under certain patents and patent applications relating to:

  •
  methods and technologies for characterizing polysaccharides;

  •
  certain heparins, heparinases and other enzymes; and

  •
  synthesis methods.

        In exchange for the licenses granted in the agreement, the Company has paid M.I.T. license maintenance fees, royalties on certain products and services covered by the licenses and sold by the Company or its affiliates or sublicensees, a percentage of certain other income received by the Company from corporate partners and sublicensees, and certain patent prosecution and maintenance costs.

        The following table summarizes the license maintenance fees and royalties paid to M.I.T. and recorded in the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
License maintenance fees	$183	$158	$158
Royalties	1,013	6,563	1,978

Total	$1,196	$6,721	$2,136

        Beginning in 2013, the annual license maintenance obligations, which extend through the life of the patents, are approximately $0.1 million per year. The annual payments may be applied towards royalties payable to M.I.T. for that year for product sales, sublicensing of the patent rights or joint development revenue.

        The Company is obligated to indemnify M.I.T. and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements, unless the losses result from the indemnified parties' gross negligence or willful misconduct.

        The agreement expires upon the expiration or abandonment of all patents that issue and are licensed to the Company by M.I.T. under such agreement. The issued patents include over 30 United States patents and foreign counterparts of some of those. The Company expects that additional patents will issue from presently pending U.S. and foreign patent applications. Any such patent will have a term of 20 years from the filing date of the underlying application. M.I.T. may terminate the agreement immediately if the Company ceases to carry on its business, if any nonpayment by the Company is not cured within 60 days of written notice or the Company commits a material breach that is not cured within 90 days of written notice. The Company may terminate the agreement for any reason upon six months' notice to M.I.T., and it can separately terminate the license under a certain subset of patent rights upon three months' notice.

        The Company granted Sandoz a sublicense under the agreement to certain of the patents and patent applications licensed to the Company. If M.I.T. converts the Company's exclusive licenses under this agreement to non-exclusive licenses due to the Company's failure to meet diligence obligations, or if M.I.T. terminates this agreement, M.I.T. will honor the exclusive nature of the sublicense the Company granted to Sandoz so long as Sandoz continues to fulfill its obligations to the Company under the collaboration and license agreement the Company entered into with Sandoz and, if the Company's agreement with M.I.T. is terminated, Sandoz agrees to assume the Company's rights and obligations to M.I.T.

        The Company previously had an exclusive patent license agreement dated October 31, 2002 with M.I.T granting the Company various licenses under certain patents solely related to the commercial sale or leasing of sequencing machines, including the performance of sequencing services. The Company terminated that agreement in January 2013. Nothing in the notice of termination impacts the agreement between the Company and M.I.T dated November 1, 2002.

10. Preferred and Common Stock

Preferred Stock

        The Company is authorized to issue 5.0 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company's stockholders. As of December 31, 2012 and 2011, the Company had no shares of preferred stock issued or outstanding.

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

11. Share-Based Payments

2004 Stock Incentive Plan

        The Company's 2004 Stock Incentive Plan, as amended, allows for the granting of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights and other share-based awards to employees, officers, directors, consultants and advisors. At December 31, 2012, the Company was authorized to issue up to 15,343,534 shares of common stock with annual increases (to be added on the first day of the Company's fiscal years during the period beginning in fiscal year 2005 and ending on the second day of fiscal year 2013) equal to the lowest of (i) 1,974,393 shares, (ii) 5% of the then outstanding number of common shares or (iii) such other amount as the Board of Directors may authorize. At December 31, 2012, the Company had 6,241,396 shares available for grant under the 2004 Stock Incentive Plan.

        Incentive stock options are granted only to employees of the Company. Incentive stock options granted to employees who own more than 10% of the total combined voting power of all classes of stock will be granted at no less than 110% of the fair market value of the Company's common stock on the date of grant. Incentive stock options generally vest ratably over four years. Non-statutory stock options may be granted to employees, officers, directors, consultants and advisors. Non-statutory stock options granted have varying vesting schedules. Incentive and non-statutory stock options generally expire ten years after the date of grant. Restricted stock has been awarded to employees, officers and directors. Some restricted stock awards vest on the achievement of corporate milestones and others awards generally vest over a four-year vesting period.

Share-Based Compensation

        Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company's employee stock purchase plan for the years ended December 31, 2012, 2011 and 2010 was $13.7 million, $11.1 million and $10.8 million, respectively.

        Share-based compensation expense related to outstanding employee stock option grants was $7.3 million, $6.2 million and $8.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        In the year ended December 31, 2010, the Company recorded a charge to research and development expense of $0.6 million and a charge to general and administrative expense of $1.0 million, due to a correction in the application of the stock option forfeiture rates used to calculate share-based compensation during the years ending December 31, 2006, 2007 and 2008. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin, or SAB, No. 99, Materiality, and SAB No. 108, the Company assessed the materiality of these charges to its consolidated financial statements for the years ended December 31, 2006, 2007 and 2008, using both the roll-over method and iron-curtain method as defined in SAB No. 108. The Company concluded the effect of understating share-based compensation was not material to its consolidated financial statements for the years ended December 31, 2006, 2007 and 2008 and, as such, those consolidated financial statements are not materially misstated. The Company also concluded that providing for the correction of the understatement in 2010 would not have a material effect on its consolidated financial statements for the year ending December 31, 2010.

        During the year ended December 31, 2012, the Company granted 1,108,776 stock options, of which 697,875 were granted in connection with annual merit awards, 268,901 were granted to new hires, and 142,000 were granted to members of the Company's Board of Directors. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below.

        The following table summarizes the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options			Employee Stock Purchase Plan
	2012	2011	2010	2012	2011	2010
Expected volatility	66%	68%	71%	66%	75%	82%
Expected dividends	—	—	—	—	—	—
Expected life (years)	6.3	6.3	5.7	0.5	0.5	0.5
Risk-free interest rate	1.3%	2.7%	3.0%	0.1%	0.2%	0.2%

        The following table presents stock option activity of the Company's stock plan for the year ended December 31, 2012:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	4,540	$12.88
Granted	1,109	15.07
Exercised	(198)	7.37
Forfeited	(29)	14.00
Expired	(36)	20.45

Outstanding at December 31, 2012	5,386	$13.48	6.27	$4,644

Exercisable at December 31, 2012	3,852	$13.01	5.31	$4,592

Vested or expected to vest at December 31, 2012	5,192	$13.43	6.17	$4,640

        The weighted average grant date fair value of option awards granted during 2012, 2011 and 2010 was $9.16, $9.27 and $9.59 per option, respectively. The total intrinsic value of options exercised during 2012, 2011 and 2010 was $1.6 million, $4.3 million and $7.5 million, respectively. At December 31, 2012, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $10.9 million, including estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.4 years. The total fair value of options vested during 2012, 2011 and 2010 was $7.4 million, $6.4 million and $7.2 million, respectively.

        Cash received from option exercises for 2012, 2011 and 2010 was $1.5 million, $5.0 million and $6.1 million, respectively.

Restricted Stock Awards

        The Company has also made awards of restricted common stock to employees, officers and directors. During the year ended December 31, 2012, the Company awarded 134,892 shares of restricted common stock to its officers in connection with its annual merit grant, which generally fully vest over the four years following the grant date. In addition, during the year ended December 31, 2012, the Company awarded 63,540 shares of performance-based restricted common stock to newly hired employees of the Company. The performance condition for these awards is the approval in the United States from the FDA for M356, the Company's second major generic program, provided that approval occurs on or before March 28, 2015. The Company has granted 876,310 shares of restricted common stock tied to this M356 performance condition to its employees and officers that remain unvested at December 31, 2012. The awards of restricted common stock are generally forfeited if the employment relationship terminates with the Company prior to vesting.

        The Company recorded share-based compensation expense related to outstanding restricted stock awards, including the performance-based shares because the Company determined that it was probable the performance condition would be achieved, of $6.0 million and $4.4 million for the year ended December 31, 2012 and 2011, respectively. The Company recorded share-based compensation expense related to outstanding time-based restricted stock awards of $2.0 million for the year ended December 31, 2010. As of December 31, 2012, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $8.0 million, which is expected to be recognized over the weighted average remaining requisite service period of 1.5 years.

        A summary of the status of nonvested shares of restricted stock as of December 31, 2012, and the changes during the year then ended are presented below (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	1,107	$14.29
Granted	198	15.04
Vested	(140)	12.72
Cancelled	(28)	14.56

Nonvested at December 31, 2012	1,137	$14.61

        Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of December 31, 2012 are summarized below (in thousands):

Vesting Schedule	Nonvested Shares
Time-based	261
Performance-based	876

Nonvested at December 31, 2012	1,137

        The total fair value of shares of restricted stock vested during 2012, 2011 and 2010 was $1.8 million, $1.7 million and $1.4 million, respectively.

Employee Stock Purchase Plan

        Under the 2004 Employee Stock Purchase Plan, or ESPP, participating employees purchase common stock through payroll deductions. An employee may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld through payroll deductions. The purchase price is equal to 85% of the lower of the closing price of the Company's common stock on the first business day and the last business day of the relevant plan period. The plan periods begin on February 1 and August 1 of each year. The ESPP provides for the issuance of up to 524,652 shares of common stock to participating employees. At December 31, 2012, the Company had 175,813 shares available for grant under the ESPP. The Company issued 54,789 shares of common stock to employees under the plan during the year ended December 31, 2012. The fair value of each ESPP award was estimated on the first day of the offering period using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the table above. The Company recognizes share-based compensation expense equal to the fair value of the ESPP awards on a straight-line basis over the offering period. During each of the years ended December 31, 2012, 2011 and 2010, the Company recorded share-based compensation expense of $0.3 million with respect to the ESPP. At December 31, 2012, subscriptions were outstanding for an estimated 37,518 shares at a fair value of approximately $4.69 per share. The weighted average grant date fair value of the offerings during 2012, 2011 and 2010 was $5.17, $5.80 and $5.48 per share, respectively. Cash received from the ESPP for 2012, 2011 and 2010 was $0.7 million, $0.6 million and $0.6 million, respectively.

12. Net (Loss) Income Per Common Share

        The following table sets forth the Company's reconciliation of basic and diluted share amounts for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share amounts):

	2012	2011	2010
Numerator:
Net (loss) income	$(58,648)	$180,356	$37,290
Denominator:
Basic weighted average common shares outstanding	50,411	49,852	44,626
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock awards	—	971	1,316

Diluted weighted average common shares outstanding	50,411	50,823	45,942
Basic net (loss) income per common share	$(1.16)	$3.62	$0.84

Diluted net (loss) income per common share	$(1.16)	$3.55	$0.81

Weighted-average anti-dilutive shares related to:
Outstanding stock options	3,815	2,062	2,187
Restricted stock awards	1,075	629	58

        For the year ended December 31, 2012, the effect of all potentially dilutive securities is anti-dilutive as the Company had a net loss during that period. Accordingly, basic and diluted net loss per share is the same for the year ended December 31, 2012.

        The weighted-average anti-dilutive shares shown in the foregoing table were not included in the computation of diluted net (loss) income per share. In those reporting periods in which the Company has reported net income, anti-dilutive shares comprise those common stock equivalents that have either an exercise price above the average stock price for the period or average unrecognized share-based compensation expense related to the common stock equivalents that are sufficient to "buy back" the entire amount of shares. In those reporting periods in which the Company has a net loss, anti-dilutive shares comprise the impact of that number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income. Furthermore, performance-based restricted common stock awards which vest based upon FDA approval for M356 in the United States were excluded from diluted shares outstanding as the vesting condition had not been met as of December 31, 2012.

13. Income Taxes

        A reconciliation of the federal statutory income tax provision to the Company's actual provision for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010
Provision (benefit) at federal statutory tax rate	$(19,931)	$61,324	$12,653
State taxes, net of federal benefit	(3,095)	9,821	2,149
Change in valuation allowance	20,357	(72,364)	(15,679)
Share-based compensation	2,655	1,826	1,346
Tax credits	—	(643)	(488)
Other	14	36	19

Income tax provision	$—	$—	$—

        The Company generated U.S. taxable income during the years ended December 31, 2011 and 2010, and as a result, utilized $190.9 million and $26.3 million, respectively, of its available federal net operating loss carryforwards to offset this income. At December 31, 2012, the Company had federal and state net operating loss carryforwards of $41.4 million and $34.4 million, respectively, available to reduce future taxable income and which will expire at various dates through 2032. Of this amount, approximately $12.1 million of federal and state net operating loss carryforwards relate to stock option deductions for which the related tax benefit will be recognized in equity when realized. At December 31, 2012, the Company had federal and state research and development and other credit carryforwards of $4.9 million and $4.6 million, respectively, available to reduce future tax liabilities and which will expire at various dates beginning in 2017 through 2032.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Federal and state net operating losses	$11,119	$6,561
Research credits	7,917	6,987
Deferred compensation	11,271	8,159
Deferred revenue	12,450	1,478
Accrued expenses	1,780	1,327
Intangibles	2,369	2,429
Depreciation	894	—
Unrealized loss on marketable securities	—	28

Total deferred tax assets	47,800	26,969
Deferred tax liabilities:
Unrealized gain on marketables securities	(39)	—
Depreciation	—	(15)

Total deferred tax liabilities	(39)	(15)

Valuation allowance	(47,761)	(26,954)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $20 million for the year ended December 31, 2012, primarily as a result of the current period net loss.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011
Balance, beginning of year	$2,825	$2,396
Additions for tax positions related to the current year	72	429
Reductions of tax positions of prior years	—	—

Balance, end of year	$2,897	$2,825

        As of December 31, 2012 and 2011, the Company had $2.9 million and $2.8 million of gross unrecognized tax benefits, respectively, of which $2.8 million and $2.7 million, respectively, if recognized, would not impact the Company's effective tax rate as there is a full valuation allowance on these credits.

        The Company's policy is to recognize both accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recognized any interest and penalties.

        The Company does not anticipate that it is reasonably possible that the uncertain tax positions will significantly increase or decrease within the next twelve months.

        The Company files income tax returns in the United States federal jurisdiction and in the Massachusetts jurisdiction. The Company is no longer subject to any tax assessment from an income tax examination for years before 2004, except to the extent that in the future it utilizes net operating losses or tax credit carryforwards that originated before 2004. As of December 31, 2012, the Company was not under examination by the Internal Revenue Service or other jurisdictions for any tax years.

        During 2010, the Company applied for and received approval for all four of its applications for the Qualifying Therapeutic Discovery Project under Internal Revenue Code Section 48D and received a tax grant of approximately $1.0 million which is included in other income in the 2010 consolidated statement comprehensive (loss) income. The tax grant reduced the Company's federal and state net operating loss carryforwards by approximately $1.0 million and reduced its 2009 federal research and development credit carryforwards by approximately $21,000.

14. Commitments and Contingencies

Operating Leases

        The Company leases office space and equipment under various operating lease agreements. Rent expense for office space under operating leases amounted to $10.0 million, $6.9 million and $5.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        In September 2004, the Company entered into an agreement with Vertex Pharmaceuticals to lease 53,323 square feet of office and laboratory space located on the fourth and fifth floors at 675 West Kendall Street, Cambridge, Massachusetts, for an initial term of 80 months, or the West Kendall Sublease. In November 2005, the Company amended the West Kendall Sublease to lease an additional 25,131 square feet through April 2011. In April 2010, the Company exercised its right to extend the West Kendall Sublease for one additional term of 48 months, ending April 2015, or on such other earlier date as provided in accordance with the West Kendall Sublease. During the extension term, which commenced on May 1, 2011, annual rental payments increased by approximately $1.2 million over the previous annual rental rate.

        In December 2011, the Company entered into an agreement to lease 68,575 square feet of office and laboratory space located on the first and second floors at 320 Bent Street, Cambridge, Massachusetts, for a term of approximately 18 months, or the First Bent Street Sublease. The Company gained access to the subleased space in December 2011 and, consequently, the Company commenced expensing the applicable rent on a straight-line basis beginning in December 2011. Annual rental payments due under the First Bent Sublease are approximately $2.3 million. Refer to Note 18, Subsequent Event, for a discussion of a new lease agreement for additional office and laboratory space at this facility.

        As the Company repaid all borrowings under its Master Lease Agreement with General Electric Capital Corporation during 2011, there are no future minimum capital lease commitments as of December 31, 2012. Total operating lease commitments as of December 31, 2012 are as follows (in thousands):

Operating Leases
2013	$6,158
2014	4,858
2015	1,687
2016	114
2017	83
2018 and beyond	—

Total future minimum lease payments	$12,900

License Agreements

        In connection with the research university license arrangement discussed in Note 9, the Company has certain annual fixed obligations to pay fees for the technology licensed. Beginning in 2013, the annual financial obligations, which extend through the life of the patents, are approximately $0.1 million per year. The Company may terminate the agreement at any time without further annual obligations. Annual payments may be applied towards royalties payable to the licensor for that year for product sales, sublicensing of the patent rights or joint development revenue.

Legal Contingencies

        On August 28, 2008, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against the Company and Sandoz in the United States Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleges infringement related to four of the seven Orange Book patents listed for Copaxone and seeks declaratory and injunctive relief that would prohibit the launch of the Company's product until the last to expire of these patents. The Company and Sandoz asserted defenses of non-infringement, invalidity and unenforceability and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against the Company and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book patents and one non-Orange book patent expire in May 2014 and one non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. In July 2012, the Company appealed the decision to the CAFC, and the Company and Mylan filed appellate briefs. Teva filed its opposition and our reply is due in March 2013.

        On December 10, 2009, in a separate action in the same court, Teva sued Sandoz, Novartis AG and the Company for patent infringement related to certain other non-Orange Book patents seeking declaratory and injunctive relief that would prohibit the launch of our product until the last to expire of these patents as well as damages in the event that Sandoz has launched the product.. In January 2010, the Company and Sandoz filed a motion to dismiss this second suit on several grounds, including the failure of Teva to state an actionable legal claim and lack of subject matter jurisdiction. The motion is pending. The Company intends to defend this suit.

        If the decision in the first suit is not reversed on appeal, or the Company is not successful in its second suit, the final approval and launch of M356 could be significantly delayed until expiration of the relevant patent rights which could impair its ability to commercialize M356 and the Company's business could be materially harmed. Litigation involves many risks and uncertainties, and there is no assurance that Novartis AG, Sandoz or the Company will prevail in either lawsuit. At this time, the Company believes a loss is not probable.

        In September 21, 2011, the Company and Sandoz sued Amphastar, Actavis and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar) in the United States District Court for the District of Massachusetts for infringement of two of the Company's patents. Also in September, 2011, the Company filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar, Actavis and International Medical Systems, Ltd. from selling their enoxaparin sodium product in the United States. In October 2011, the court granted the Company's motion for a preliminary injunction and entered an order enjoining Amphastar, Actavis and International Medical Systems, Ltd. from advertising, offering for sale or selling their enoxaparin sodium product in the United States until the conclusion of a trial on the merits and required the Company and Sandoz to post a security bond of $100 million to maintain the preliminary injunction. Amphastar, Actavis and International Medical Systems, Ltd. filed a notice to appeal the decision and an emergency motion to dissolve or stay the preliminary injunction. In January 2012, the CAFC granted the motion to stay the preliminary injunction. In August 2012, the CAFC issued a written opinion vacating the preliminary injunction and remanding the case to the District Court. In September 2012, the Company filed a petition with the CAFC for a rehearing by the full court en banc, which was denied. In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC. The District Court has delayed briefing on and the hearing of this motion until it rules on certain pending discovery motions. In February 2013, the Company filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court. Review by the Supreme Court is discretionary and certiorari petitions are infrequently granted. The collateral for the security bond posted in the litigation remains outstanding. In the event that the Company is not successful in appealing the CAFC decision and loses the case at the District Court, and Amphastar and Actavis are able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. In June 2012, Amphastar filed a motion to increase the amount of the security bond, which the Company and Sandoz have opposed.

        While the Company intends to vigorously prosecute this action against Actavis and Amphastar, and believes that it can ultimately prove its case in court, this suit could last a number of years. As a result, potential recovery of lost profits and damages could await a final judgment after an appeal of a District Court decision. Litigation involves many risks and uncertainties, and there is no assurance that the Company or Sandoz will prevail in this patent enforcement suit.

15. 401(k) Plan

        The Company has a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company has discretion to make contributions to the plan. In March 2005, the Company's Board of Directors approved a match of 50% of the first 6% contributed by employees, effective for the 2004 plan year and thereafter. The Company recorded $0.7 million, $0.5 million and $0.5 million of such match expense in the years ended December 31, 2012, 2011 and 2010, respectively.

16. Related Party Transactions

        In April 2007, the Company entered into an asset purchase agreement, or the Purchase Agreement, with Parivid, LLC, or Parivid, a provider of data integration and analysis services to the Company, and S. Raguram, the principal owner and Chief Technology Officer of Parivid. Parivid was considered to be a related party because a co-founder and member of the Company's Board of Directors is the brother of S. Raguram. Pursuant to the Purchase Agreement, the Company acquired patent rights, software, know-how and other intangible assets, and assumed certain specified liabilities of Parivid related to the acquired assets in exchange for $2.5 million in cash paid at closing and up to $11.0 million in contingent milestone payments in a combination of cash and/or stock in the manner and on the terms and conditions set forth in the Purchase Agreement.

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

        In July 2011, the Company entered into an Amendment to the Purchase Agreement where the parties agreed that a milestone payment would be made in cash rather than through the issuance of Company stock. In August 2011, the Company paid Parivid $6.7 million in cash, in lieu of stock, pursuant to this Amendment as consideration for the completion and satisfaction of a milestone related to the Enoxaparin Sodium Injection developed technology that was achieved in July 2011. The Company capitalized the payment as developed technology, which is included in intangible assets in the consolidated balance sheets. The developed technology is being amortized over the estimated useful life of the Enoxaparin Sodium Injection developed technology of approximately 10 years.

17. Tax Incentive Agreement

        In March 2012, the Company entered into a Tax Incentive Agreement with the Massachusetts Life Sciences Center, or MLSC, under the MLSC's Life Sciences Tax Incentive Program, or the Program, to expand life sciences-related employment opportunities, promote health-related innovations and stimulate research and development, manufacturing and commercialization in the life sciences in the Commonwealth of Massachusetts. The Program was established in 2008 in order to incentivize life sciences companies to create new sustained jobs in Massachusetts. Under the Tax Incentive Agreement, companies receive an award from the MLSC upon attaining job creation commitment. Jobs must be maintained for at least five years, during which time a portion of the grant proceeds can be recovered by the Massachusetts Department of Revenue if the Company does not maintain its job creation commitments. As of December 31, 2012, the Company attained its job creation commitment and earned a $1.1 million job creation tax award. As of December 31, 2012, the Company recognized one-fifth of the award as other income in its consolidated statements of comprehensive (loss) income and will recognize an equal portion of the award as other income over the five year period the Company maintains s its job creation commitments.

18. Subsequent Event

        The Company evaluated events and transactions after the date of the balance sheet but prior to the issuance of the consolidated financial statements for potential recognition or disclosure in its financial statements. The Company did not identify any material subsequent events requiring adjustment (recognized subsequent events). Other than the operating lease discussed below, the Company did not identify any material subsequent events requiring disclosure.

        On February 5, 2013, the Company and BMR-Rogers Street LLC, or BMR, entered into a lease agreement, or the Second Bent Street Lease, pursuant to which the Company will lease approximately 104,678 square feet of office and laboratory space located in the basement and first and second floors at 320 Bent Street, Cambridge, Massachusetts, or the Premises, beginning on September 1, 2013 and ending on August 31, 2016. Annual rental payments due under the Second Bent Street Lease will be approximately $6.1 million during the first lease year, $6.2 million during the second lease year and $6.3 million during the third lease year. The Company will be required to provide a security deposit in cash or in the form of a letter of credit in the amount of $0.7 million.

        BMR has agreed to pay the Company a tenant improvement allowance of $0.7 million for certain improvements that the Company will construct in the Premises.

        The Company has two consecutive options to extend the term of the Second Bent Street Lease for the Premises for one year each at the then-current fair market value. In addition, the Company has an additional two consecutive options to extend the term of the Second Bent Street Lease for five years each for the office and laboratory space located in the basement portion of the Premises at the then-current fair market value.

        If the Company enters into a lease with an affiliate of BMR for the first, second and third floors of the building located at 675 West Kendall Street in Cambridge, Massachusetts, and the lease is for office and laboratory space that is leased in addition to the office and laboratory space that the Company currently subleases from Vertex Pharmaceuticals on the fourth and fifth floors, the Company will be entitled to terminate the Second Bent Street Lease without penalty. This termination option will not apply to any space in the basement of 320 Bent Street if the Company has exercised its option to continue to lease such basement space.

19. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2012
Product revenue	$22,029	$19,352	$2,579	$10,812
Research and development revenue	$2,199	$2,511	$2,523	$1,916
Total collaboration revenue	$24,228	$21,863	$5,102	$12,728
Net loss	$(4,982)	$(10,166)	$(25,822)	$(17,677)
Basic net loss per common share	$(0.10)	$(0.20)	$(0.51)	$(0.35)
Diluted net loss per common share	$(0.10)	$(0.20)	$(0.51)	$(0.35)
Shares used in computing basic and diluted net loss per common share	50,240	50,354	50,500	50,547
2011
Product revenue	$75,761	$83,848	$84,717	$26,148
Research and development revenue	$2,411	$3,648	$3,228	$3,307
Total collaboration revenue	$78,172	$87,496	$87,945	$29,455
Net income (loss)	$57,006	$64,265	$60,338	$(1,253)
Basic net income (loss) per common share	$1.15	$1.29	$1.21	$(0.02)
Diluted net income (loss) per common share	$1.13	$1.26	$1.18	$(0.02)
Shares used in computing basic net income (loss) per common share	49,532	49,708	50,034	50,128
Shares used in computing diluted net income (loss) per common share	50,334	51,001	51,048	50,128

        Net (loss) income per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the weighted-average common shares outstanding during each period principally due to the effect of the Company's issuing shares of its common stock during the year.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

1.     Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

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

        Our management, including the supervision and participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework."

        Based on its assessment, our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

        The independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K has issued its report on the effectiveness of our internal control over financial reporting. This report appears below.

        (b)   Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders of Momenta Pharmaceuticals, Inc.

        We have audited Momenta Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Momenta Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Momenta Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Momenta Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Momenta Pharmaceuticals, Inc. and our report dated February 28, 2013 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 28, 2013

        (c)   Changes in Internal Control Over Financial Reporting

        None

Item 9B.    OTHER INFORMATION

        Not applicable.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors," "Corporate Governance—Our Executive Officers," "Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance—Board Committees" in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

Item 11.    EXECUTIVE COMPENSATION

        The information under the headings or subheadings "Executive Compensation," "Compensation of Directors," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. Information required by this Item relating to securities authorized for issuance under equity compensation plans is contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the subheading "Equity Compensation Plan Information" and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The discussion under the headings "Certain Relationships and Related Transactions" and "Corporate Governance—Board Determination of Independence" in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The discussion under the heading "Ratification of Selection of Independent Registered Public Accounting Firm" in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of February, 2013.

MOMENTA PHARMACEUTICALS, INC.
By:	/s/ CRAIG A. WHEELER Craig A. Wheeler Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG A. WHEELER Craig A. Wheeler	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013
/s/ RICHARD P. SHEA Richard P. Shea	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2013
/s/ JAMES SULAT James Sulat	Chairman of the Board and Director	February 28, 2013
John K. Clarke	Director	February 28, 2013
/s/ MARSHA H. FANUCCI Marsha H. Fanucci	Director	February 28, 2013
/s/ PETER BARTON HUTT Peter Barton Hutt	Director	February 28, 2013
/s/ BRUCE DOWNEY Bruce Downey	Director	February 28, 2013
/s/ THOMAS KOESTLER Thomas Koestler	Director	February 28, 2013
/s/ BENNETT M. SHAPIRO Bennett M. Shapiro	Director	February 28, 2013
/s/ ELIZABETH STONER Elizabeth Stoner	Director	February 28, 2013

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
	Articles of Incorporation and By-Laws
3.1	Third Amended and Restated Certificate of Incorporation	S-1	3.3	3/11/2004	333-113522
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant	8-K	3.1	11/8/2005	000-50797
3.3	Second Amended and Restated By-Laws	S-1	3.4	3/11/2004	333-113522
	Instruments Defining the Rights of Security Holders
4.1	Specimen Certificate evidencing shares of common stock	S-1/A	4.1	6/15/2004	333-113522
4.2	Investor Rights Agreement, dated as of July 25, 2006, by and between Novartis Pharma AG and the Registrant	10-Q	10.2	11/8/2006	000-50797
	Material Contracts—License Agreements
10.1†	Collaboration and License Agreement, dated November 1, 2003, by and among Biochemie West Indies, N.V., Geneva Pharmaceuticals, Inc. and the Registrant	S-1/A	10.4	5/11/2004	333-113522
10.2†	Amended and Restated Exclusive Patent License Agreement, dated November 1, 2002, by and between the Massachusetts Institute of Technology and the Registrant (the "November 1, 2002 M.I.T. License"); First Amendment to the November 1, 2002 M.I.T. License, dated November 15, 2002, by and between the Massachusetts Institute of Technology and the Registrant; Letter Agreement, dated September 12, 2003, between the Massachusetts Institute of Technology and the Registrant; Letter Agreement, dated October 22, 2003, between the Massachusetts Institute of Technology and the Registrant; Second Amendment to the November 1, 2002 M.I.T. License, dated November 19, 2003, by and between the Massachusetts Institute of Technology and the Registrant; Third Amendment to the November 1, 2002 M.I.T. License, dated April 2, 2004, by and between the Massachusetts Institute of Technology and the Registrant	8-K	10.1	8/15/2006	000-50797

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.3†	Letter Agreement Regarding November 1, 2002 M.I.T. License, dated August 4, 2006, between the Massachusetts Institute of Technology and the Registrant	8-K	10.1	8/15/2006	000-50797
10.4†	Letter Agreement Regarding November 1, 2002 M.I.T. License, dated October 18, 2006, between the Massachusetts Institute of Technology and the Registrant	10-Q	10.6	11/8/2006	000-50797
10.5†	Fourth Amendment to the November 1, 2002 M.I.T. License, dated July 17, 2004, by and between the Massachusetts Institute of Technology and the Registrant	10-Q	10.3	8/16/2004	000-50797
10.6†	Fifth Amendment to the November 1, 2002 M.I.T. License, dated August 5, 2006, by and between the Massachusetts Institute of Technology and the Registrant	10-Q	10.5	11/8/2006	000-50797
10.7	Sixth Amendment to the November 1, 2002 M.I.T. License, dated January 10, 2007, by and between the Massachusetts Institute of Technology and the Registrant	10-K	10.8	3/15/2007	000-50797
10.8	Letter Agreement dated January 29, 2007 between Sandoz AG and the Registrant	10-K	10.16	3/15/2007	000-50797
10.9	Letter Agreement dated February 1, 2007 between Sandoz AG and the Registrant	10-Q	10.2	5/10/2007	000-50797
10.10	Letter Agreement Regarding the November 1, 2002 M.I.T. License, dated June 12, 2007, between the Massachusetts Institute of Technology and the Registrant	10-Q	10.2	8/9/2007	000-50797
10.11†	Collaboration and License Agreement, dated June 13, 2007, by and among Sandoz AG and the Registrant	10-Q	10.1	8/9/2007	000-50797
10.12	Amendment No. 1, dated April 25, 2008, to the Collaboration and License Agreement, dated June 13, 2007, by and among Sandoz AG and the Registrant	10-Q	10.1	5/9/2008	000-50797
10.13	Seventh Amendment to the Amended and Restated Exclusive Patent License Agreement, dated November 1, 2002, by and between the Massachusetts Institute of Technology and the Registrant dated June 1, 2009	10-Q	10.1	8/6/2009	000-50797
10.14†	Amendment No. 2, dated December 11, 2009, to the Collaboration and License Agreement, dated June 13, 2007, by and among Sandoz AG and the Registrant	10-K	10.18	3/12/2010	000-50797

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.15†	Letter Agreement, dated December 22, 2010, by and between the Registrant and the Massachusetts Institute of Technology	8-K	10.1	12/23/2010	000-50797
10.16	Letter Agreement dated November 8, 2011 by and between the Registrant, Sandoz AG and Sandoz Inc.	10-K	10.20	2/28/2012	000-50797
10.17†	Development, License and Option Agreement by and between the Registrant and Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA dated December 22, 2011	10-K	10.21	2/28/2012	000-50797
10.18	Amendment No. 3, dated April 1, 2011, to the Collaboration and License Agreement dated June 13, 2007 by and among Sandoz AG and the Registrant.	10-Q	10.1	8/5/2011	000-50797
	Material Contracts—Management Contracts and Compensation Plans
10.19#	Amended and Restated 2002 Stock Incentive Plan	10-K	10.17	3/15/2007	000-50797
10.20#	2004 Stock Incentive Plan, as amended	10-K	10.18	3/15/2007	000-50797
10.21#	Form of Incentive Stock Option Agreement Granted Under 2004 Stock Incentive Plan	10-Q	10.1	8/16/2004	000-50797
10.22#	Form of Nonstatutory Stock Option Agreement Granted Under 2004 Stock Incentive Plan	10-Q	10.2	8/16/2004	000-50797
10.23#	Form of Restricted Stock Agreement Under 2004 Stock Incentive Plan	8-K	10.2	2/28/08	000-50797
10.24#	2004 Employee Stock Purchase Plan	10-Q	10.1	5/6/2010	000-50797
10.25#	Non-Employee Director Compensation Summary	10-Q	10.3	8/5/2011	000-50797
10.26#	Employment Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.7	11/8/2006	000-50797
10.27#	Amendment dated December 16, 2010 to the Employment Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-K	10.28	3/10/2011	000-50797
10.28#	Restricted Stock Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.8	11/8/2006	000-50797
10.29#	Nonstatutory Stock Option Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.9	11/8/2006	000-50797
10.30#	Incentive Stock Option Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.10	11/8/2006	000-50797

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.31#	Restricted Stock Agreement, dated December 15, 2006, between John E. Bishop and the Registrant	10-K	10.56	3/15/2007	000-50797
10.32#	Restricted Stock Agreement, dated December 14, 2007, between John E. Bishop and the Registrant	10-K	10.35	3/10/2008	000-50797
10.33#	Restricted Stock Agreement, dated August 15, 2007, between Richard P. Shea and the Registrant	10-Q	10.1	11/08/2007	000-50797
10.34#	Restricted Stock Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.8	11/8/2006	000-50797
10.35#	Form of Employment Agreement for executive officers	10-Q	10.3	5/9/2008	000-50797
10.36#	Second Amended and Restated Employment Agreement, dated April 28, 2008, by the Registrant and Ganesh Venkataraman	10-Q	10.4	5/9/2008	000-50797
10.37#	Form of Amendment to Employment Agreement, dated May 28, 2008, by the Registrant and each of John E. Bishop and James Roach	10-Q	10.1	8/5/2008	000-50797
10.38#	Form of Amendment to the Employment Agreement for executive officers dated December 15, 2010	10-K	10.39	3/10/3011	000-50797
10.39#	Amendment No. 1 to the Restricted Stock Agreement made on January 17, 2007 between the Registrant and Craig A. Wheeler dated November 4, 2009.	10-Q	10.1	11/5/2009	000-50797
10.40	Form of Restricted Stock Agreement	8-K	10.1	4/1/2011	000-50797
	Material Contracts—Leases
10.41†	Sublease Agreement, dated September 14, 2004, by and between Vertex Pharmaceuticals Incorporated and the Registrant	10-Q	10.9	11/12/2004	000-50797
10.42	First Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004), dated September 7, 2005, between Vertex Pharmaceuticals Incorporated and the Registrant	10-Q	10.3	11/14/2005	000-50797
10.43	Second Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of November 21, 2005, between Vertex Pharmaceuticals Incorporated and the Registrant	10-K	10.47	3/16/2006	000-50797

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.44	Third Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of January 27, 2006, between Vertex Pharmaceuticals Incorporated and the Registrant	10-K	10.48	3/16/2006	000-50797
10.45	Letter Agreement (regarding Sublease Agreement, dated September 14, 2004, as amended), dated June 29, 2006, between Vertex Pharmaceuticals Incorporated and the Registrant	10-Q	10. 1	8/9/2006	000-50797
	Material Contracts—Stock Purchase Agreement
10.46	Stock Purchase Agreement, dated July 25, 2006, by and between Novartis Pharma AG and the Registrant	10-Q	10.1	11/8/2006	000-50797
	Material Contracts—Asset Purchase Agreement
10.47	Asset Purchase Agreement dated as of April 20, 2007 by and among Parivid, LLC, S. Raguram and the Registrant	10-Q	10.3	5/10/2007	000-50797
10.48	Amendment No. 1 to the April 20, 2007 Asset Purchase Agreement between Parivid LLC, S. Raguram and the Registrant dated August 4, 2009.	10-Q	10.2	8/6/2009	000-50797
10.49	Amendment No. 2 to the April 20, 2007 Asset Purchase Agreement between Parivid LLC, S. Raguram and the Registrant dated July 18, 2011	10-Q	10.2	8/5/2011	000-50797
10.50†	Asset Purchase Agreement dated December 2, 2011 between the Registrant and Virdante Pharmaceuticals, Inc.	10-K	10.54	2/28/2012	000-50797
	Additional Exhibits
*21	List of Subsidiaries
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **
101.REF	XBRL Taxonomy Reference Linkbase Document. **

*
Filed herewith.

†
Confidential treatment requested and/or as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#
Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.

**
submitted electronically herewith

        The following financial information from Momenta Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2012, filed with the SEC on February 28, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010 and (v) Notes to Consolidated Financial Statements.

        In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.