Form 10-Q
period 2013-03-31
MOMENTA PHARMACEUTICALS INC
filed 2013-05-10
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of May 6, 2013.

Class	Number of Shares
Common Stock $0.0001 par value	51,925,166

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

i

PART I. FINANCIAL INFORMATION

Item 1.                                                                                                                                                         Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$43,288	$52,990
Marketable securities	280,916	287,613
Accounts receivable	5,396	10,811
Unbilled revenue	1,232	800
Prepaid expenses and other current assets	3,639	4,953

Total current assets	334,471	357,167
Property and equipment, net	21,400	22,380
Restricted cash	19,971	19,971
Intangible assets, net	6,446	6,711
Other long-term assets	400	400

Total assets	$382,688	$406,629

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,643	$3,580
Accrued expenses	7,299	9,641
Deferred revenue	4,576	4,426
Other current liabilities	372	514

Total current liabilities	15,890	18,161
Deferred revenue, net of current portion	26,096	27,269
Other long-term liabilities	657	712

Total liabilities	42,643	46,142
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 5,000 shares authorized at March 31, 2013 and December 31, 2012, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value per share designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized at March 31, 2013 and December 31, 2012, 51,925 and 51,709 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	5	5
Additional paid-in capital	526,161	522,422
Accumulated other comprehensive income	46	111
Accumulated deficit	(186,167)	(162,051)

Total stockholders’ equity	340,045	360,487

Total liabilities and stockholders’ equity	$382,688	$406,629

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Collaboration revenues:
Product revenue	$5,396	$22,029
Research and development revenue	2,207	2,199
Total collaboration revenue	7,603	24,228

Operating expenses:
Research and development*	22,332	18,562
General and administrative*	9,716	10,955
Total operating expenses	32,048	29,517

Operating loss	(24,445)	(5,289)

Other income (expense):
Interest income	269	307
Other income	60	—
Total other income	329	307

Net loss	$(24,116)	$(4,982)

Basic and diluted net loss per share	$(0.48)	$(0.10)

Shares used in computing basic and diluted net loss per share	50,635	50,240

Comprehensive loss	$(24,181)	$(4,875)

* Non-cash share-based compensation expense included in operating expenses is as follows:

Research and development	$1,123	$1,355
General and administrative	$1,748	$1,899

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(24,116)	$(4,982)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,782	1,275
Share-based compensation expense	2,871	3,254
Amortization of premium on investments	849	513
Amortization of intangibles	265	265
Loss on disposal of assets	—	3
Changes in operating assets and liabilities:
Accounts receivable	5,415	5,799
Unbilled revenue	(432)	1,652
Prepaid expenses and other current assets	1,314	(525)
Accounts payable	63	4,712
Accrued expenses	(2,342)	(2,297)
Deferred revenue	(1,023)	31,890
Other current liabilities	(142)	202
Other long-term liabilities	(55)	(64)

Net cash (used in) provided by operating activities	(15,551)	41,697

Cash Flows from Investing Activities:
Purchases of property and equipment	(802)	(8,203)
Purchases of marketable securities	(108,817)	(189,362)
Proceeds from maturities of marketable securities	110,778	144,545
Proceeds from sales of marketable securities	3,822	—

Net cash provided by (used in) investing activities	4,981	(53,020)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock under stock plans	868	735

Net cash provided by financing activities	868	735

Decrease in cash and cash equivalents	(9,702)	(10,588)
Cash and cash equivalents, beginning of period	52,990	49,245

Cash and cash equivalents, end of period	$43,288	$38,657

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s audited consolidated financial statements for the year ended December 31, 2012, which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on February 28, 2013. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

Net Loss Per Common Share

The Company computes basic net loss per common share by dividing net loss by the weighted average number of common shares outstanding, which includes common stock issued as a result of public offerings, stock option exercises, stock purchased under the Company’s employee stock purchase plan and vesting of shares of restricted common stock. The Company computes diluted net loss income per common share by dividing net loss by the weighted average number of common shares and potential shares from outstanding stock options and unvested restricted stock determined by applying the treasury stock method.

The following table presents anti-dilutive shares for the three months ended March 31, 2013 and March 31, 2012 (in thousands):

	March 31, 2013	March 31, 2012
Weighted-average anti-dilutive shares related to:
Outstanding stock options	4,526	3,148
Restricted stock awards	895	933

Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same for the three months ended March 31, 2013 and 2012. Anti-dilutive shares comprise the impact of the number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income. Furthermore, performance-based restricted common stock awards which vest based upon U.S. Food and Drug Administration, or FDA, approval for M356 in the United States were excluded from diluted shares outstanding as the vesting condition had not been met as of March 31, 2013.

Fair Value Measurements

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value hierarchy level is determined by the lowest level of significant input. Financial assets measured at fair value on a recurring basis are summarized as follows (in thousands):

Description	Balance as of March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$38,848	$38,848	$—	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	67,788	—	67,788	—
Corporate debt securities	145,526	—	145,526	—
Commercial paper obligations	57,633	—	57,633	—
Foreign government bonds	9,969	—	9,969	—

Total	$319,764	$38,848	$280,916	$—

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$47,940	$47,940	$—	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	51,225	—	51,225	—
Corporate debt securities	158,913	—	158,913	—
Commercial paper obligations	65,138	—	65,138	—
Foreign government bonds	12,337	—	12,337	—

Total	$335,553	$47,940	$287,613	$—

During the three months ended March 31, 2013, there were no transfers between Level 1 and Level 2 financial assets. The Company did not have any non-recurring fair value measurements on any assets or liabilities at March 31, 2013 and December 31, 2012. The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, accounts receivable, unbilled revenue, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

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

The Company invests its excess cash balances in short-term and long-term marketable debt securities. The Company classifies its investments in marketable debt securities as available-for-sale based on facts and circumstances present at the time it purchased the securities. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in interest income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company reviewed its investments with unrealized losses and concluded that no other-than-temporary impairment existed at March 31, 2013 as it has the ability and intent to hold these investments to maturity and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company did not record any impairment charges related to its marketable securities during the three months ended March 31, 2013 and 2012. The Company’s marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. The Company’s cash equivalents are composed of money market funds.

The Company’s financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by its pricing services as of March 31, 2013 and December 31, 2012.

The following tables summarize the Company’s cash, cash equivalents and marketable securities at March 31, 2013 and December 31, 2012 (in thousands):

As of March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$43,288	$—	$—	$43,288
U.S. Government-sponsored enterprise obligations
Due in one year or less	4,253	3	—	4,256
Due in two years or less	63,526	18	(12)	63,532
Corporate debt securities
Due in one year or less	108,993	33	(39)	108,987
Due in two years or less	36,541	27	(29)	36,539
Commercial paper obligations due in one year or less	57,588	45	—	57,633
Foreign government bonds
Due in one year or less	8,366	1	(1)	8,366
Due in two years or less	1,603	—	—	1,603
Total	$324,158	$127	$(81)	$324,204

Reported as:
Cash and cash equivalents	$43,288	$—	$—	$43,288
Marketable securities	280,870	127	(81)	280,916

Total	$324,158	$127	$(81)	$324,204

As of December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$52,990	$—	$—	$52,990
U.S. Government-sponsored enterprise obligations
Due in one year or less	6,000	—	—	6,000
Due in two years or less	45,195	30	—	45,225
Corporate debt securities
Due in one year or less	76,500	19	(11)	76,508
Due in two years or less	82,363	72	(30)	82,405
Commercial paper obligations due in one year or less	65,104	34	—	65,138
Foreign government bonds
Due in one year or less	7,390	—	(1)	7,389
Due in two years or less	4,950	—	(2)	4,948

Total	$340,492	$155	$(44)	$340,603

Reported as:
Cash and cash equivalents	$52,990	$—	$—	$52,990
Marketable securities	287,502	155	(44)	287,613

Total	$340,492	$155	$(44)	$340,603

At March 31, 2013 and December 31, 2012, the Company held 28 marketable securities that were in a continuous unrealized loss position for less than one year. At March 31, 2013, the Company held one marketable security that was in a continuous unrealized loss position for fourteen months. At December 31, 2012, no marketable securities were in a continuous unrealized loss position for greater than one year.

The unrealized losses were caused by fluctuations in interest rates. The following table summarizes the aggregate fair value of these securities at March 31, 2013 and December 31, 2012 (in thousands):

	As of March 31, 2013		As of December 31, 2012
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
U.S. Government-sponsored enterprise obligations	$39,822	$(12)	$—	$—
Corporate debt securities	$84,402	$(68)	$83,529	$(41)
Foreign government bonds	$6,657	$(1)	$8,445	$(3)

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

As of December 31, 2012 and 2011, the Company had $2.9 million and $2.8 million of gross unrecognized tax benefits, respectively, of which $2.8 million and $2.7 million, respectively, if recognized, would not impact the Company’s effective tax rate as there is a full valuation allowance on these credits.

Comprehensive Loss

Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss includes net loss and the change in accumulated other comprehensive income (loss) for the period. Accumulated other comprehensive income (loss) consists entirely of unrealized gains and losses on available-for-sale marketable securities for all periods presented. See the unaudited condensed consolidated statements of comprehensive loss for relevant disclosures.

The following table summarizes the changes in accumulated other comprehensive income (loss) (in thousands):

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of December 31, 2012	$111
Other comprehensive income (loss) before reclassifications	(62)
Amounts reclassified from accumulated other comprehensive income (loss)	(3)
Net current period other comprehensive income (loss)	(65)
Balance as of March 31, 2013	$46

The amounts reclassified from accumulated other comprehensive income (loss) represents realized gains on sales of marketable securities and are included in interest income in the consolidated statement of comprehensive loss.

3. Intangible Assets

As of March 31, 2013 and December 31, 2012, intangible assets, net of accumulated amortization, were as follows (in thousands):

		As of March 31, 2013		As of December 31, 2012
	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core and developed technology	10	$10,257	$(3,811)	$10,257	$(3,546)
Non-compete agreement	2	170	(170)	170	(170)

Total intangible assets	10	$10,427	$(3,981)	$10,427	$(3,716)

The Company’s intangible assets are described in Note 8, Related Party Transactions.

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets as there is no other pattern of use that is reasonably estimable. Amortization expense was approximately $0.3 million for each of the three months ended March 31, 2013 and 2012.

The Company expects to incur amortization expense of appropriately $1.1 million per year for each of the next five years.

4. Restricted Cash

The Company designated $17.5 million as collateral for a security bond posted in the litigation against Amphastar Pharmaceuticals Inc., or Amphastar, Actavis, Inc., or Actavis (formerly Watson Pharmaceuticals Inc.), and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar), as discussed within Note 9, Legal Contingencies. The $17.5 million is held in an escrow account by Hanover Insurance. The Company classified this restricted cash as long-term as the timing of a final decision in the Enoxaparin Sodium Injection patent litigation is not known.

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

In July 2010, the FDA granted marketing approval of the ANDA for Enoxaparin Sodium Injection filed by Sandoz. The Company is paid at cost for external costs incurred for development and related activities and is paid for full time equivalents, or FTEs, performing development and related services. The profit-share or royalties Sandoz is obligated to pay the Company under the 2003 Sandoz Collaboration differ depending on whether (i) there are no third-party competitors marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), (ii) a Lovenox-Equivalent Product is being marketed by Sanofi-Aventis, which distributes the brand name Lovenox, or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, or (iii) there is one or more third-party which is not Sanofi-Aventis marketing a Lovenox-Equivalent Product. Until October 2011, no third-party competitors were marketing a Lovenox-Equivalent Product; therefore, Sandoz paid the Company 45% of the contractual profits from the sale of Enoxaparin Sodium Injection. Profits on sales of Enoxaparin Sodium Injection are calculated by deducting from net sales the cost of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. In October 2011, Sandoz confirmed that an authorized generic Lovenox-Equivalent Product was being marketed, which meant that Sandoz was obligated to pay the Company a royalty on its net sales of Enoxaparin Sodium Injection until the contractual profits from those net sales in a product year (July 1—June 30) reached a certain threshold, which was achieved in December 2011, at which point the Company reverted back to receiving profit share revenue. Additionally, in October 2011, FDA approved the ANDA for the enoxaparin product of Actavis and Amphastar. In January 2012, following the Court of Appeals for the Federal Circuit granting a stay of the preliminary injunction previously issued against them by the United States District Court, Actavis announced that it and Amphastar intended to launch their enoxaparin product. Consequently, Sandoz is obligated to pay the Company a royalty on net sales in each post-launch contract year, which for net sales up to a pre-defined sales threshold is payable at a 10% rate, and for net sales above the sales threshold increases to 12%. The Company earned royalties of $5.4 million from Sandoz in the three months ended March 31, 2013 and hybrid profit share/royalties of $22.0 million from Sandoz during the three months ended March 31, 2012.

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

Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG, an affiliate of Sandoz AG, at a per share price of $15.93 (the closing price of the Company’s common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million, which is being recognized in revenue on a straight-line basis over the estimated development period. In March 2013, the Company revised the estimate of the development period from approximately six years to approximately seven years due to a change in the period over which the Company’s remaining performance obligations will occur. As a result of this change in estimate, the Company’s net loss for the three months ended March 31, 2013 was $0.2 million more than had the estimate remained unchanged. The impact of this change in estimate on the Company’s net loss per share for the three months ended March 31, 2013 was immaterial. The Company recognized research and development revenue relating to this paid premium of approximately $0.3 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively. The portion of the equity premium that is unearned at March 31, 2013 is included in deferred revenue.

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

Costs, including development costs and the cost of clinical studies, will be borne by the parties in varying proportions, depending on the type of expense and the related product. All commercialization responsibilities and costs will be borne by Sandoz AG. Under the 2006 Sandoz Collaboration, the Company is paid at cost for any external costs incurred in the development of products where development activities are funded solely by Sandoz AG or partly in proportion where development costs are shared between the Company and Sandoz AG. The Company also is paid at a contractually specified rate for FTEs performing development services where development activities are funded solely by Sandoz AG or partly by proportion where development costs are shared between the Company and Sandoz AG. Upon commercialization, the Company will earn a 50% profit share on worldwide net sales of M356. Additionally, the Company is eligible to receive up to $163.0 million in milestone payments upon the achievement of certain regulatory, commercial and sales-based milestones that include $10.0 million in regulatory milestones related to the approval by the FDA of M356 and $153.0 million in sales-based and commercial milestones. The Company has concluded that the regulatory milestones pursuant to its 2006 Sandoz Collaboration are substantive. The Company evaluated factors such as the scientific and regulatory risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. Revenues from non-refundable regulatory milestones are recognized upon successful accomplishment of the milestones as research and development revenue. Sales-based and commercial milestones are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met. The Company has not earned and therefore has not recognized any milestone payments under this arrangement.

The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services, except with respect to any amounts due Sandoz for shared development costs, which are recorded on a net basis. There were no shared development costs in the three months ended March 31, 2013 and 2012.

Baxter Agreement

In December 2011, the Company entered into a development, license and option agreement with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, collectively, Baxter. The Company refers to this agreement as the “Baxter Agreement.” The Baxter Agreement became effective in February 2012, following expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as amended.

Under the Baxter Agreement, the Company agreed to collaborate, on a world-wide basis, on the development and commercialization of two biosimilar products, M923 and M834, indicated in the inflammatory and autoimmune therapeutic areas, or the initial products. In July 2012, Baxter selected a third biosimilar for inclusion in the collaboration known as M511, a monoclonal antibody for oncology. Baxter has the right until February 2015, to select up to three additional biosimilars to be included in the collaboration. The Company has initiated development of M511, a monoclonal antibody for oncology. The Company does not receive milestones related to the selection of additional products. The process for achieving milestones is as follows:

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

Under the terms of the Baxter Agreement, the Company received an initial cash payment of $33 million. The Company is eligible to receive from Baxter license payments totaling $28 million for the exercise of options with respect to the additional four product candidates that can be named under the Baxter Agreement, payments of $5 million each for extensions of the period during which such additional products may be selected, and a license payment of $7 million upon the achievement of pre-defined “minimum development” criteria, as defined in the agreement, for M834 (a selected biosimilar). The Company is also eligible to receive from Baxter an aggregate of approximately $380 million in potential milestone payments, comprised of (i) up to $80 million in substantive milestone payments upon achievement of specified technical and development milestone events across the six product candidates, and (ii) regulatory milestones totaling up to $300 million, on a sliding scale, across the six product candidates where, based on the products’ regulatory application, there is a significant reduction in the scope of the clinical trial program required for regulatory approval. Two of the technical and development milestones were time-based and the total eligible milestones have been adjusted to correspond to current development plans. There are no other time-based milestones included in the Baxter Agreement. The technical and development milestones include (i) achievement of certain criteria that will ultimately drive commercial feasibility for manufacturing the products and (ii) acceptance by the FDA of an IND.

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

•                  Baxter for its convenience; or

•                  the Company in the event Baxter does not exercise commercially reasonable efforts to commercialize a product in the United States or other specified countries, provided that the Company also has certain rights to directly commercialize such product, as opposed to terminating the Baxter Agreement, in event of such a breach by Baxter.

In accordance with the Financial Accounting Standards Board’s ASU No. 2009-13: Multiple-Deliverable Revenue Arrangements (Topic 615), the Company identified all of the deliverables at the inception of the Baxter Agreement. The deliverables were determined to include (i) the development and product licenses to the two initial biosimilars and the four additional biosimilars, (ii) the research and development services related to the two initial biosimilars and the four additional biosimilars and (iii) the Company’s participation in a joint steering committee. The Company has determined that each of the license deliverables do not have stand-alone value apart from the related research and development services deliverables as there are no other vendors selling similar, competing products on a stand-alone basis, Baxter does not have the contractual right to resell the license, and Baxter is unable to use the license for its intended purpose without the Company’s performance of research and development services. As such, the Company determined that separate units of accounting exist for each of the six licenses together with the related research and development services, as well as the joint steering committee with respect to this arrangement. The estimated selling prices for these units of accounting were determined based on similar license arrangements and the nature of the research and development services to be performed for Baxter and market rates for similar services. The arrangement consideration of $61 million, which includes the $33 million upfront payment and aggregate option payments of $28 million, was allocated to the units of accounting based on the relative selling price method. Of the $61 million, $10.3 million has been allocated to the first initial product license together with the related research and development services, $10.3 million to each of the four additional product licenses with the related research and development services, $9.4 million has been allocated to the second initial product license together with the related research and development services due to that product’s stage of development at the time the license was delivered, and $114,000 has been allocated to the joint steering committee unit of accounting. The Company will commence revenue recognition for each of the six units of accounting related to the products upon delivery of the related development and product license and will record this revenue on a straight-line basis over the applicable performance period during which the research and development services will be delivered. The Company will recognize the revenue related to the joint steering committee deliverable over the applicable performance period during which the research and development services will be delivered. The Company has determined that the performance period for each of the combined six units of accounting consisting of the products and related research and development services, begins upon delivery of the related development and product license and ends upon FDA approval of the related product. The Company has also determined that the applicable performance period for the joint steering committee deliverable begins upon delivery of the first development and product license and ends upon the latest date of FDA approval. The Company currently estimates that the performance period for the two initial products, considering their respective stage of development, is approximately five and seven years, respectively, and the period of performance for the joint steering committee is approximately nine years. In 2012, the Company commenced recognition of the revenue allocated to the two initial products but not for the four additional products as those licenses have not been delivered. The Company recognized revenue relating to the amortized portion of the upfront payment of approximately $0.7 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively. The portion of the upfront payment that is unearned at March 31, 2013 is included in deferred revenue.

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

The following table summarizes the license maintenance fees and royalties paid to M.I.T. and recorded in the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
License maintenance fees	$21	$39
Royalties	108	441

Total	$129	$480

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

The agreement expires upon the expiration or abandonment of all patents that issue and are licensed to the Company by M.I.T. under such agreement. The issued patents include over 30 United States patents and foreign counterparts of some of those. The Company expects that additional patents will issue from presently pending U.S. and foreign patent applications. Any such patent will have a term of 20 years from the filing date of the underlying application. M.I.T. may terminate the agreement immediately if the Company ceases to carry on its business, if any nonpayment by the Company is not cured within 60 days of written notice or the Company commits a material breach that is not cured within 90 days of written notice. The Company may terminate the agreement for any reason upon six months’ notice to M.I.T., and it can separately terminate the license under a certain subset of patent rights upon three months’ notice.

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

6. Share-Based Payments

2004 Stock Incentive Plan

The Company’s 2004 Stock Incentive Plan, as amended, allows for the granting of incentive and nonstatutory stock options, restricted stock awards, stock appreciation rights and other share-based awards to employees, officers, directors, consultants and advisors. At December 31, 2012, the Company was authorized to issue up to 15,343,534 shares of common stock with annual increases (to be added on the first day of the Company’s fiscal years during the period beginning in fiscal year 2005 and ending on the second day of fiscal year 2013) equal to the lowest of (i) 1,974,393 shares, (ii) 5% of the then outstanding number of common shares or (iii) such other amount as the Board of Directors may authorize. At March 31, 2013, the Company had 5,034,813 shares available for grant under the 2004 Stock Incentive Plan.

Share-Based Compensation Expense

Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the three months ended March 31, 2013 and 2012 was $2.9 million and $3.3 million, respectively.

Share-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan was $1.9 million and $1.8 million for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013, the Company granted 1,128,646 stock options, of which 1,025,771 were granted in connection with annual merit awards and 102,875 were granted to new hires. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below. The weighted average grant date fair value of option awards granted during the three months ended March 31, 2013 and 2012 was $7.21 and $9.37 per option, respectively.

The following tables summarize the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Expected volatility	62%	65%	64%	66%
Expected dividends	—	—	—	—
Expected life (years)	6.2	6.5	0.5	0.5
Risk-free interest rate	1.4%	1.4%	0.1%	0.1%

At March 31, 2013, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $15.7 million, including estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 3 years.

During the three months ended March 31, 2013, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 51,749 shares of common stock. Additionally, during the three months ended March 31, 2013, the Company issued 38,626 shares of common stock to employees under the Company’s employee stock purchase plan.

Restricted Stock Awards

The Company has also made awards of restricted common stock to employees, officers and directors. During the three months ended March 31, 2013, the Company awarded 140,300 shares of time-based restricted common stock to its officers in connection with its annual merit grant, 5,000 shares of time-based restricted common stock to a newly hired employee and 1,680 shares of performance-based restricted common stock to a newly hired employee. The time-based restricted common stock fully vests over the four years following the grant date. The performance condition that triggers vesting of the performance-based awards is the approval in the United States from the FDA for M356, the Company’s second major generic program, provided that approval occurs on or before March 28, 2015. The Company has granted 856,510 shares of restricted common stock tied to this M356 performance condition to its employees and officers that remain unvested at March 31, 2013. The awards of restricted common stock are generally forfeited if the employment relationship terminates with the Company prior to vesting.

The value of restricted stock awards is recognized as compensation cost in the Company’s consolidated statements of comprehensive loss over each award’s explicit or implicit service period. The Company estimates an award’s implicit service period based on its best estimate of the period over which an award’s vesting conditions will be achieved. The Company reevaluates these estimates on a quarterly basis and will recognize any remaining unrecognized compensation as of the date of an estimate revision over the revised remaining implicit service period. In March 2013, the Company revised the implicit service period for certain performance-based restricted stock awards due to a change in the expected vesting date. As a result of this change in estimate, the Company’s net loss for the three months ended March 31, 2013 was $0.5 million less than had the estimate remained unchanged. The impact of this change in estimate on the Company’s net loss per share for the three months ended March 31, 2013 was immaterial.

The Company recorded share-based compensation expense related to outstanding restricted stock awards, including the performance-based shares, because the Company determined that it was probable the performance condition would be achieved, of $0.9 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $8.5 million, which is expected to be recognized over the weighted average remaining requisite service period of 1.9 years.

A summary of the status of nonvested shares of restricted stock as of March 31, 2013 and the changes during the three months then ended are presented below (in thousands, except fair values):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	1,137	$14.61
Granted	146	12.58
Vested	(58)	14.39
Forfeited	(21)	14.60

Nonvested at March 31, 2013	1,204	$14.37

Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of March 31, 2013 are summarized below:

Vesting Schedule	Nonvested Shares
Time-based	347
Performance-based	857

Nonvested at March 31, 2013	1,204

7. Tax Incentive Agreement

In March 2012, the Company entered into a Tax Incentive Agreement with the Massachusetts Life Sciences Center, or MLSC, under the MLSC’s Life Sciences Tax Incentive Program, or the Program, to expand life sciences-related employment opportunities, promote health-related innovations and stimulate research and development, manufacturing and commercialization in the life sciences in the Commonwealth of Massachusetts. The Program was established in 2008 in order to incentivize life sciences companies to create new sustained jobs in Massachusetts. Under the Tax Incentive Agreement, companies receive an award from the MLSC upon attaining job creation commitment. Jobs must be maintained for at least five years, during which time a portion of the grant proceeds can be recovered by the Massachusetts Department of Revenue if the Company does not maintain its job creation commitments. As of December 31, 2012, the Company attained its job creation commitment and earned a $1.1 million job creation tax award and recognized one-fifth of the award as other income. The Company will recognize an equal portion of the award as other income over the five year period the Company maintains its job creation commitments. The unearned portion of the award is included in other liabilities in the consolidated balance sheet.

8. Related Party Transactions

In April 2007, the Company entered into an asset purchase agreement, or the Purchase Agreement, with Parivid, LLC, or Parivid, a provider of data integration and analysis services to the Company, and S. Raguram, the principal owner and Chief Technology Officer of Parivid. Parivid was considered to be a related party because a co-founder and member of the Company’s Board of Directors is the brother of S. Raguram. Pursuant to the Purchase Agreement, the Company acquired patent rights, software, know-how and other intangible assets, and assumed certain specified liabilities of Parivid related to the acquired assets in exchange for $2.5 million in cash paid at closing and up to $11.0 million in contingent milestone payments in a combination of cash and/or stock in the manner and on the terms and conditions set forth in the Purchase Agreement.

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

9. Commitments and Contingencies

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

In December 2011, the Company entered into an agreement to lease 68,575 square feet of office and laboratory space located on the first and second floors at 320 Bent Street, Cambridge, Massachusetts, for a term of approximately 18 months, or the First Bent Street Sublease. The Company gained access to the subleased space in December 2011 and, consequently, the Company commenced expensing the applicable rent on a straight-line basis beginning in December 2011. Annual rental payments due under the First Bent Street Sublease are approximately $2.3 million.

On February 5, 2013, the Company and BMR-Rogers Street LLC, or BMR, entered into a lease agreement, or the Second Bent Street Lease, pursuant to which the Company will lease 104,678 square feet of office and laboratory space located in the basement and first and second floors at 320 Bent Street, Cambridge, Massachusetts, or the Premises, beginning on September 1, 2013 and ending on August 31, 2016. Annual rental payments due under the Second Bent Street Lease will be approximately $6.1 million during the first lease year, $6.2 million during the second lease year and $6.3 million during the third lease year. The Company will be required to provide a security deposit in cash or in the form of a letter of credit in the amount of $0.7 million.

BMR has agreed to pay the Company a tenant improvement allowance of $0.7 million for certain improvements that the Company will construct to the Premises.

The Company has two consecutive options to extend the term of the Second Bent Street Lease for the Premises for one year each at the then-current fair market value. In addition, the Company has two additional consecutive options to extend the term of the Second Bent Street Lease for five years each for the office and laboratory space located in the basement portion of the Premises at the then-current fair market value.

Total operating lease commitments as of March 31, 2013 are as follows (in thousands):

Operating Leases
April 1, 2013 – December 31, 2013	$6,855
2014	10,937
2015	7,870
2016	4,273
2017	62

Total future minimum lease payments	$29,997

Legal Contingencies

On August 28, 2008, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against the Company and Sandoz in the United States Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleges infringement related to four of the seven Orange Book patents listed for Copaxone and seeks declaratory and injunctive relief that would prohibit the launch of the Company’s product until the last to expire of these patents. The Company and Sandoz asserted defenses of non-infringement, invalidity and unenforceability and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against the Company and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book patents and one non-Orange book patent expire in May 2014 and one non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. In July 2012, the Company appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and oral arguments were heard on May 7, 2013.

On December 10, 2009, in a separate action in the same court, Teva sued Sandoz, Novartis AG and the Company for patent infringement related to certain other non-Orange Book patents seeking declaratory and injunctive relief that would prohibit the launch of the Company’s product until the last to expire of these patents as well as damages in the event that Sandoz has launched the product. In January 2010, the Company and Sandoz filed a motion to dismiss this second suit on several grounds, including the failure of Teva to state an actionable legal claim and lack of subject matter jurisdiction. The motion is pending and oral arguments are scheduled for May 13, 2013. The Company and Sandoz intends to defend this suit.

If the decision in the first suit is not reversed on appeal, or the Company is not successful in its second suit, the final approval and launch of M356 could be significantly delayed until expiration of the relevant patent rights which could impair its ability to commercialize M356 and the Company’s business could be materially harmed. There are no damages being sought in the first suit, and at this time the Company believes a loss is not probable in the second. Litigation involves many risks and uncertainties, and there is no assurance that Novartis AG, Sandoz or the Company will prevail in either lawsuit.

On September 21, 2011, the Company and Sandoz sued Amphastar, Actavis and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar) in the United States District Court for the District of Massachusetts for infringement of two of the Company’s patents. Also in September, 2011, the Company filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar, Actavis and International Medical Systems, Ltd. from selling their enoxaparin product in the United States. In October 2011, the court granted the Company’s motion for a preliminary injunction and entered an order enjoining Amphastar, Actavis and International Medical Systems, Ltd. from advertising, offering for sale or selling their enoxaparin product in the United States until the conclusion of a trial on the merits and required the Company and Sandoz to post a security bond of $100 million in connection with the litigation. Amphastar, Actavis and International Medical Systems, Ltd. appealed the decision and in January 2012, the CAFC stayed the preliminary injunction. In August 2012, the CAFC issued a written opinion vacating the preliminary injunction and remanding the case to the District Court. In September 2012, the Company filed a petition with the CAFC for a rehearing by the full court en banc, which was denied. In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC. The parties will commence briefing and oral arguments are currently scheduled for July 1, 2013. In February 2013, the Company filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court and in April 2013 the Supreme Court requested a response from Amphastar which is due May 24, 2013. Review by the Supreme Court is discretionary and certiorari petitions are infrequently granted. The collateral for the security bond posted in the litigation remains outstanding. In the event that the Company is not successful in appealing the CAFC decision and loses the case at the District Court, and Amphastar and Actavis are able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. In June 2012, Amphastar filed a motion to increase the amount of the security bond, which the Company and Sandoz have opposed.

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

We cannot assure investors that our assumptions and expectations will prove to have been correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those factors discussed below under “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Overview

The Company

We are a biotechnology company specializing in the structural characterization, process engineering and biologic systems analysis of complex molecules such as polysaccharides, polypeptides, and biologics (including proteins and antibodies). Our initial technology was built on the ability to characterize complex polysaccharides. Over the last decade, we have expanded our expertise into technologies that enable us to develop a diversified product portfolio of complex generics, biosimilars and novel products. Our business strategy has been to develop both generic and novel products, and we are working with collaborators to develop and commercialize our complex generics and biosimilars. This strategy was validated by the marketing approval and commercial launch of Enoxaparin Sodium Injection, a generic version of Lovenox®, in July 2010. Since its launch through March 31, 2013, we have recorded Enoxaparin Sodium Injection product revenues of approximately $427 million, driven primarily by its initial status as a sole generic. We believe that our scientific capabilities, engineering approaches, intellectual property and regulatory strategies, and synergistic business model position us to develop and commercialize competitively differentiated products in our target areas of complex generics, biosimilars and novel products.

Our Programs

Our complex generics programs target marketed products that were originally approved by the United States Food and Drug Administration, or FDA, as New Drug Applications, or NDAs. Therefore, we have been able to access the existing 505(j) generic regulatory pathway and have submitted Abbreviated New Drug Applications, or ANDAs, for these products. Our first commercial product, Enoxaparin Sodium Injection, which has been developed and commercialized in collaboration with Sandoz Inc. and Sandoz AG, collectively Sandoz, affiliates of Novartis AG, received FDA marketing approval in July 2010 as a generic version of Lovenox® (enoxaparin sodium injection). Lovenox is a complex mixture of polysaccharide chains derived from naturally sourced heparin which is used to prevent and treat deep vein thrombosis, or DVT, and to support the treatment of acute coronary syndromes, or ACS. The Enoxaparin Sodium Injection ANDA submitted by Sandoz was the first ANDA for a generic Lovenox to be approved by FDA, validating our novel approaches to the structural characterization, process engineering and biologic systems analysis of complex molecules. From July 2010 through early October 2011, the Enoxaparin Sodium Injection marketed by Sandoz was the sole generic version of Lovenox, and consequently, under the terms of our collaborative agreement with Sandoz, we earned 45% profit share on Sandoz’s sales of Enoxaparin Sodium Injection. The product now faces other generic competitors and we receive a royalty on net sales, which have been significantly eroded by competitive pressures.

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

Our novel products program leverages the capabilities and expertise of our complex generics and biosimilars programs to address unmet clinical needs. Our most advanced efforts have been in the area of polysaccharide mixtures. M402, in Phase 1 clinical development as a potential anti-cancer agent, is a novel heparan sulfate mimetic that binds to multiple growth factors, adhesion molecules and chemokines to inhibit tumor angiogenesis, progression, and metastasis. In addition to this development candidate, we are also seeking to discover and develop additional novel products. Our goal is to leverage the multi-targeting nature of complex mixture molecules to develop novel products which could positively modulate multiple pathways in a disease. We have built significant capabilities in biological characterization and engineering of proteins through our biosimilars platform that provide us with the potential to create unique and novel formulations of protein (including antibody) drug compositions for specific disease indications. To add to these capabilities, in December 2011 we acquired selected assets of Virdante Pharmaceuticals, Inc. relating to sialylation technology. Sialic acid is a type of sugar modification on selected proteins that is understood to regulate anti-inflammatory and immunomodulatory function. These assets add to our core ability to modify and engineer protein backbones to precisely regulate biological networks and develop novel biologic product candidates. We are applying our proprietary sialylation technology program to develop a sialylated plasma-derived intravenous immunoglobulin, or IVIG, product, or a recombinant sialylated Fc product. We are investigating both approaches, and expect to have data later this year that will guide our development efforts.

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

In 2006 and 2007, we entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement, with Novartis Pharma AG, and a collaboration and license agreement, as amended, or the Second Sandoz Collaboration Agreement, with Sandoz AG. Together, this series of agreements is referred to as the 2006 Sandoz Collaboration. Under the Second Sandoz Collaboration Agreement, we and Sandoz AG expanded the geographic markets for Enoxaparin Sodium Injection covered by the 2003 Sandoz Collaboration to include the European Union. Further, under the Second Sandoz Collaboration Agreement, we and Sandoz AG agreed to exclusively collaborate on the development and commercialization of M356, among other products. In connection with the 2006 Sandoz Collaboration, we sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of our common stock on the NASDAQ Global Market was $13.05 on the date of purchase) for an aggregate purchase price of $75.0 million, resulting in an equity premium of $13.6 million. As of March 31, 2013, Novartis AG owned approximately 9% of our outstanding common stock.

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

Certain development and legal expenses may reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz. Any product liability costs and certain other expenses arising from patent litigation may also reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz, but only up to 50% of these amounts due to us from Sandoz each quarter. Our contractual share of these development and legal expenses is subject to an annual adjustment at the end of each product year, and ends with the product year ending June 2015. The second annual adjustment of $3.9 million was recorded as a reduction in product revenue in the corresponding fiscal year.

In December 2011, we and Baxter entered into the Baxter Agreement under which we agreed to collaborate, on a world-wide basis, on the development and commercialization of up to six biosimilars. The Baxter Agreement became effective in February 2012. Baxter is an established healthcare company with global product development, manufacturing and commercial capabilities. To accelerate efforts in the biosimilars space and address this growing global market, we significantly increased the headcount and related operating expenses dedicated to our biosimilars program in 2012 and expect this trend to continue in 2013. We expect that the increase in operating expenses will be partially offset in future years by revenues from option fees and milestone payments under the Baxter Agreement, subject to achievement of technical and regulatory criteria. We have announced the following three products in development under the Baxter Agreement:

•                  M923, a biosimilar for a branded biologic indicated for autoimmune and inflammatory diseases, is our most advanced biosimilar. We are working toward a 2014 Investigational New Drug, or IND, submission.

•                  M834, also indicated for autoimmune and inflammatory diseases. We are working toward achievement of pre-defined “minimum development criteria” license payments in 2014.

•                  M511, a monoclonal antibody for oncology. We are working toward achievement of pre-defined “minimum development criteria” license payments in 2014.

As of March 31, 2013, we had an accumulated deficit of $186.2 million. To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. In the second half of 2010, we began to derive revenue from our profit share on Sandoz’s commercial sale of Enoxaparin Sodium Injection. Due to the launch by Actavis and Amphastar of their enoxaparin product in January 2012, our enoxaparin product revenue has significantly decreased and we have been incurring operating losses. We expect that our return to profitability, if at all, will most likely come from the commercialization of our generic Copaxone product, which is subject to FDA approval and litigation that could delay the timing of the launch. Until generic Copaxone is approved, we expect to incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenue to return to profitability.

Financial Operations Overview

Revenue

Our revenue has been primarily derived from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration. In 2012, we began recognizing revenue under the Baxter Agreement. In the near term, our current and future revenues are dependent upon the continued successful commercialization of Enoxaparin Sodium Injection, license fees and milestone payments earned under the Baxter Agreement and potential profit share payments and milestones from our 2006 Sandoz Collaboration. In the longer term, our revenue growth will depend upon the successful clinical development, regulatory approval and launch of new commercial products and the pursuit of external business development opportunities. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the amount and timing of revenue we earn under our collaborative or strategic relationships.

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

Product Programs— Complex Generics and Biosimilars

Enoxaparin Sodium Injection—Generic Lovenox®

Enoxaparin Sodium Injection, our first product to receive marketing approval under an ANDA, is a generic version of Lovenox®. Lovenox is a complex drug consisting of a mixture of polysaccharide chains and is a widely-prescribed low molecular weight heparin, or LMWH, used for the prevention and treatment of DVT and to support the treatment of ACS. Lovenox is distributed worldwide by Sanofi-Aventis U.S. LLC, or Sanofi-Aventis, and is also known outside the United States as Clexane® and Klexane®. Under our 2003 Sandoz Collaboration, we work with Sandoz exclusively to develop, manufacture and commercialize Enoxaparin Sodium Injection in the United States. Sandoz is responsible for funding substantially all of the United States-related Enoxaparin Sodium Injection development, regulatory, legal and commercialization costs, other than legal expenses incurred by each party in connection with the patent suits filed against Teva Pharmaceutical Industries Ltd., or Teva, in December 2010 and Amphastar Pharmaceuticals, Inc., or Amphastar, Actavis, Inc., or Actavis, and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar) in September 2011. In these cases, Momenta and Sandoz each bear their own legal expenses.

Sandoz submitted ANDAs in its name to the FDA for Enoxaparin Sodium Injection in syringe and vial forms, seeking approval to market Enoxaparin Sodium Injection in the United States. The ANDA for the syringe form of Enoxaparin Sodium Injection was approved in July 2010 and the ANDA for the vial form of Enoxaparin Sodium Injection was approved in December 2011.

In September 2011, we and Sandoz sued Amphastar, Actavis and International Medical Systems, Ltd. in the United States District Court for the District of Massachusetts for infringement of two of our patents. Also in September 2011, we filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar, Actavis and International Medical Systems, Ltd. from selling their enoxaparin sodium product in the United States. In October 2011, the District Court granted our motion for a preliminary injunction and entered an order enjoining Amphastar, Actavis and International Medical Systems, Ltd. from advertising, offering for sale or selling their enoxaparin product in the United States until the conclusion of a trial on the merits and requiring us and Sandoz to post a security bond of $100 million in connection with the litigation. Amphastar, Actavis and International Medical Systems, Ltd. appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in January 2012, the CAFC stayed the preliminary injunction. In June 2012, Amphastar filed a motion to increase the amount of the security bond, which we and Sandoz have opposed. In August 2012, the CAFC issued a written opinion vacating the preliminary injunction and remanding the case to the District Court, holding that Amphastar’s use of our patented method for processing Enoxaparin Sodium Injection was protected by the “safe harbor” from patent infringement under federal patent law, 35 U.S.C. Section 271(e)(1). In September 2012, we filed a petition with the CAFC for rehearing by the full court en banc, which was denied. In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC. The parties will commence briefing and oral arugments are currently scheduled for July 1, 2013. In February 2013, we filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court and in April 2013 the Supreme Court requested a response from Amphastar which is due May 24, 2013. Review by the Supreme Court is discretionary and certiorari petitions are infrequently granted.

In December 2010, we sued Teva in the United States District Court for the District of Massachusetts for infringement of two of our patents. The patents claim methods of producing enoxaparin having specified quality attributes. In January 2013, Teva filed a motion for summary judgment in the District Court following the decision from the CAFC in the aforementioned case and oral arguments are scheduled for July 1, 2013.

M356—Generic Copaxone® (glatiramer acetate injection)

M356 is designed to be a generic version of Copaxone® (glatiramer acetate injection), a complex drug consisting of a synthetic mixture of polypeptide chains. Copaxone is indicated for the reduction of the frequency of relapses in patients with RRMS, a chronic disease of the central nervous system characterized by inflammation and neurodegeneration. In North America, Copaxone is marketed by Teva Neuroscience, Inc., which is a subsidiary of Teva. Under the Second Sandoz Collaboration Agreement, we and Sandoz AG agreed to exclusively collaborate on the development and commercialization of M356, among other products. Under the Second Sandoz Collaboration Agreement, costs, including development costs and the cost of clinical studies, will be borne by the parties in varying proportions, depending on the type of expense. For M356, we are generally responsible for all of the development costs in the United States. For M356 outside of the United States, we share development costs in proportion to our profit sharing interest. All commercialization responsibilities and costs will be borne by Sandoz AG worldwide as they are incurred for all products. We are reimbursed at cost for any external costs incurred in the development of products where development activities are funded solely by Sandoz AG or partly in proportion where development costs are shared between us and Sandoz AG. We are also paid at a contractually specified rate for FTEs performing development services where development activities are funded solely by Sandoz AG or partly by proportion where development costs are shared between us and Sandoz AG. The parties will share profits in varying proportions, depending on the product. Sandoz AG is responsible for funding all of the legal expenses incurred under the Second Sandoz Collaboration Agreement; however a portion of certain legal expenses will be offset against the profit-sharing amounts in proportion to our profit sharing interest.

In December 2007, Sandoz submitted to the FDA an ANDA seeking approval to market our joint product M356 in the United States containing a Paragraph IV certification. This is a certification by the ANDA applicant that the patent relating to the drug product that is the subject of the ANDA is invalid, unenforceable or will not be infringed. In July 2008, the FDA notified Sandoz that it had accepted the ANDA for review as of December 27, 2007. In addition, the FDA’s published database indicates that the first substantially complete ANDA submitted for glatiramer acetate injection containing a Paragraph IV certification was filed on December 27, 2007, making Sandoz’s ANDA eligible for the grant of a

180-day generic exclusivity period upon approval. Under applicable laws, there are a number of ways an ANDA applicant may forfeit its 180-day exclusivity, including if the applicant fails to achieve at least tentative approval within 30 months after the date on which the ANDA is filed. Because tentative approval for the M356 ANDA was not received in the specified 30 months, the 180-day exclusivity period will be forfeited unless the exception to the forfeiture rule applies.  We will not know whether the exception applies unless and until the FDA approves the ANDA. In the event we lose the patent case, we will be precluded from launching our product and we will forfeit the 180-day exclusivity. The review of Sandoz’s ANDA is ongoing. We and Sandoz are in regular communication with the FDA to address any additional questions or requests that it may have as it continues the review of Sandoz’s application.

Since 2008, Teva has filed four Citizen Petitions with FDA requesting FDA deny approval of any ANDA filed for generic Copaxone. The FDA has denied each of the Citizen Petitions. We anticipate Teva will continue to engage in activities that seek to challenge the approval of our M356 ANDA.

Subsequent to FDA’s acceptance of the ANDA for review, in August 2008, Teva and related entities and Yeda Research and Development Co., Ltd., filed suit against us and Sandoz in the United States Federal District Court in the Southern District of New York. The suit alleges infringement related to four of the seven Orange Book patents listed for Copaxone. We and Sandoz asserted defenses of non-infringement, invalidity and unenforceability and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against us and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book patents and one non-Orange book patent expire in May 2014 and one non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. Section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. In July 2012, we appealed the decision to the CAFC, and oral arguments were heard on May 7, 2013.

In December 2009, in a separate action in the same court, Teva sued Sandoz, Novartis AG and us for patent infringement related to certain other non-Orange Book patents after Teva’s motion to add those patents to the ongoing Paragraph IV litigation was denied. In January 2010, we and Sandoz filed a motion to dismiss this second suit on several grounds, including the failure of Teva to state an actionable legal claim and lack of subject matter jurisdiction. The motion is pending and oral argument is scheduled for May 13, 2013. We intend to defend this suit.

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

•                  M834, also indicated for autoimmune and inflammatory diseases. We are working toward achievement of pre-defined “minimum development criteria” license payments in 2014.

•                  M511, a monoclonal antibody for oncology. We are working toward achievement of pre-defined “minimum development criteria” license payments in 2014.

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

Product Candidates—Novel Products

Overview

Our novel products program uses the established characterization and process engineering capabilities from our complex generics and biosimilars programs—with a focus on polysaccharides and therapeutic proteins.

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

Researchers have conducted a series of nonclinical experiments using different pancreatic cancer models to test the hypothesis that M402 can modulate tumor progression and metastasis and enhance the efficacy of gemcitabine, a first-line standard of care chemotherapy treatment for pancreatic cancer. The nonclinical results showed that M402 in combination with gemcitabine prolonged survival and substantially lowered the incidence of metastasis, suggesting that M402 has the potential to complement conventional chemotherapy. We believe that M402’s mechanism of action, by binding to multiple heparin binding factors involved in tumor growth and metastasis, creates the potential for M402 to contribute to efficacy in a broad range of cancers.

In April 2012, we initiated a Phase 1/2 proof-of-concept clinical study in patients with advanced metastatic pancreatic cancer. The trial consists of two parts and will evaluate the safety, potential efficacy, pharmacokinetics and pharmacodynamics of M402 in combination with nab-paclitaxel and gemcitabine (nab-paclitaxel was added to the trial design by a protocol amendment in April 2013). Part A is an open-label, multiple ascending dose escalation study. Dose escalation data from Part A are expected during the first half of 2014. Pending successful completion of this phase, we expect to initiate Part B of the trial, which will be a randomized, controlled study investigating the safety and antitumor activity of M402 administered in combination with nab-paclitaxel and gemcitabine, compared with nab-paclitaxel and gemcitabine.

Discovery Program

Many complex diseases are a result of multiple biological activities. We believe our core analytical tools may enable new insights into the biology of many diseases, which could lead to an enhanced understanding of the relative role of different biological targets and related cell-to-cell signaling pathways. Our goal is to leverage this knowledge and the multi-targeting nature of complex mixture molecules to develop novel products which may positively modulate multiple pathways in a disease.

Sialylation Technology

We are applying our proprietary sialylation technology, a method to add sialic acid to proteins, to modify immunoglobulin G, or IgG, antibodies in IVIG, a drug that is currently used to treat autoimmune and inflammatory disease. Our objective is to further potentiate the anti-inflammatory activities of these antibodies and to potentially develop drugs with differentiated attributes such as enhanced efficacy and/or a wider therapeutic window that address autoimmune and inflammatory diseases. To date, we have made substantial progress in this program by demonstrating that sialylating Fc-linked glycans of IgG antibodies can enhance anti-inflammatory effects in a nonclinical model, consistent with the findings previously published by Dr. Jeffrey Ravetch of The Rockefeller University. In 2013, our first objective is to investigate the biology of sialylated IVIG to inform our selection of the indication to take forward into our initial clinical proof-of-concept trials . Our second objective is to define the product, or products, we will be advancing. We could apply our sialylation technology to develop a sialylated plasma-derived IVIG product, or a recombinant sialylated Fc product. We are investigating both approaches, and expect to have data later this year that will guide our development efforts.

Currently, IVIG is manufactured from large pools of human plasma. Increasing demand for IVIG products already exceeds available supply worldwide thus limiting broader clinical applications. Today, estimated global IVIG sales are $7 billion annually according to Health Advances. IVIG is approved in several indications primarily addressing inflammatory, infectious and immunodeficiency diseases, including primary immunodeficiency disease, idiopathic thrombocytopenic purpura, Kawasaki disease, chronic inflammatory demyelinating polyneuropathy, and multifocal motor neuropathy. IVIG is also being investigated for use in the treatment of Alzheimer’s disease and other neurological conditions.

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

Results of Operations

Three Months Ended March 31, 2013 and 2012

Collaboration Revenue

Collaboration revenue includes product revenue and research and development revenue earned under our collaborative arrangements. Product revenue consists of profit share, royalties and commercial milestones earned from Sandoz on sales of Enoxaparin Sodium Injection following its commercial launch in July 2010. During the three months ended March 31, 2013, we earned $5.4 million in royalties on Sandoz’s net sales of Enoxaparin Sodium Injection of $47 million. During the three months ended March 31, 2012, we earned $22.0 million in part on a profit share and in part on a royalty on Sandoz’s net sales of Enoxaparin Sodium Injection of $176 million. The decrease in our product revenue of $16.6 million, or 75%, from the 2012 period to the 2013 period is due to a change in the contractual basis of our earned product revenues from hybrid profit share / royalty to straight royalty following the January 2012 launch of a third-party competitor’s generic Lovenox®, as well as decreased unit sales due to lower market share, and lower prices in response to competitor pricing reductions on enoxaparin.

Research and development revenue consists of amounts earned by us under the 2003 Sandoz Collaboration and 2006 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs, amounts earned by us under the 2006 Sandoz Collaboration for amortization of the equity premium, and amounts earned by us under the Baxter Agreement for amortization of an upfront payment. Research and development revenue was $2.2 million for each of the three months ended March 31, 2013 and 2012.

We expect research and development revenue earned by us under the 2003 Sandoz Collaboration and 2006 Sandoz Collaboration will be between $1.0 million and $2.0 million per quarter in 2013 and we will continue to recognize the $13.6 million equity premium under the 2006 Sandoz Collaboration at a rate of $0.3 million per quarter in 2013. We expect to continue to amortize the $33.0 million upfront payment from Baxter as we deliver research and development services for the two licensed biosimilars, with quarterly amortization of approximately $0.7 million in 2013.

There are a number of factors that make it difficult for us to predict the magnitude of future Enoxaparin Sodium Injection product revenue, including the impact of generic competition on the Sandoz market share; the pricing of products that compete with Enoxaparin Sodium Injection and other actions taken by our competitors; the inventory levels of Enoxaparin Sodium Injection maintained by wholesalers, distributors and other customers; the frequency of re-orders by existing customers and the change in estimates for product reserves. Accordingly, our Enoxaparin Sodium Injection product revenue in previous quarters may not be indicative of future Enoxaparin Sodium Injection product revenue. The change in Sandoz contractual payment terms, along with additional generic competition, has caused, and we expect will continue to cause, our future product revenue from Enoxaparin Sodium Injection to be significantly reduced compared to revenues earned during the product’s exclusivity period.

Research and Development Expense

Research and development expense for the three months ended March 31, 2013 was $22.3 million, compared with $18.6 million for the three months ended March 31, 2012. The increase of $3.7 million, or 20%, from the 2012 period to the 2013 period resulted primarily from increases of $1.7 million in personnel and related costs associated with our headcount growth to support our programs and $1.8 million in process development, manufacturing and third-party research costs related to our biosimilars and novel products programs and clinical trial expenses associated with our M402 Phase 1/2 clinical study.

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

The following table summarizes the primary components of our research and development external expenditures, including amortization of our intangible assets, for each of our principal commercial and development programs for the three months ended March 31, 2013 and 2012. The figures in the table include project expenditures incurred by us and reimbursed by our collaborative partner, but exclude project expenditures incurred by our collaborative partner. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing our research and development activities. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Research and Development Expense (in thousands)
Commercial and Development Programs (Status)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Project Inception to March 31, 2013

Enoxaparin Sodium Injection (ANDA approved July 2010)	$306	$468	$51,829
M356 (ANDA Filed)	629	1,607	45,191
M402 (Phase 1/2)	1,035	593	15,440
Biosimilars (Development)	3,534	602	14,972
Discovery programs	392	256
Research and development internal costs	16,436	15,036

Total research and development expense	$22,332	$18,562

The decrease of $0.2 million in external expenditures for Enoxaparin Sodium Injection from the 2012 period to the 2013 period was due to manufacturing activities assumed by Sandoz. The decrease of $1.0 million in M356 external expenditures from the 2012 period to the 2013 period was primarily due to timing of process development activities, manufacturing and third-party research costs. The increase of $0.4 million in M402 external expenditures from the 2012 period to the 2013 period was principally due to costs incurred in connection with our Phase 1/2 proof-of-concept clinical study. The increase of $2.9 million in biosimilars external expenditures from the 2012 period to the 2013 period was due to the timing of process development and third-party research costs to fund the build-out of our biologics infrastructure to support product development under our Baxter collaboration. Discovery program external expenditures increased by $0.1 million from the 2012 period to the 2013 period as due to funding of our sialylation technology program.

Research and development internal costs consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation. The increase of $1.4 million from the 2012 period to the 2013 period was due to additional research and development headcount and related costs in support of our development programs.

General and Administrative

General and administrative expense for the three months ended March 31, 2013 was $9.7 million, compared to $11.0 million for the three months ended March 31, 2012. General and administrative expense decreased by $1.3 million, or 12%, from the 2012 period to the 2013 period due to decreases of $0.7 million in professional fees principally due to decreased legal fees relating to Enoxaparin Sodium Injection patent litigation and $0.7 million in royalty fees payable primarily to Massachusetts Institute of Technology, or M.I.T., due to reduced Enoxaparin Sodium Injection product revenue. These decreases were partially offset by an increase of $0.1 million in other professional fees.

Interest Income

Interest income on available-for-sale marketable securities was $0.3 million for each of the three months ended March 31, 2013 and 2012.

Other Income

Other income was $0.1 million and zero for the three months ended March 31, 2013 and 2012, respectively. The increase of $0.1 million from the 2012 period to the 2013 period was due to the commencement of income recognition related to a job creation tax award in the fourth quarter of 2012.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities, payments from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, including profit share/royalty payments related to sales of Enoxaparin Sodium Injection, and borrowings from our lines of credit and capital lease obligations. Since our inception, we have received $406 million through private and public issuance of equity securities. As of March 31, 2013, we had received a cumulative total of $562 million from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, a $33.0 million upfront payment under the Baxter Agreement, $4.0 million from debt financing, $9.2 million from capital lease obligations and $3.2 million from our landlord for leasehold improvements related to our corporate facility and additional funds from interest income. The January 2012 launch of a third-party competitor’s enoxaparin product triggered a change under the terms of our agreement with Sandoz in the basis of our product revenue from profit share to a royalty-based on Sandoz’s net sales of Enoxaparin Sodium Injection. This competition and the resulting contractual change has resulted in us incurring operating losses. We expect that our return to profitability, if at all, will most likely come from the commercialization of our generic Copaxone product, which is subject to FDA approval and litigation that could delay FDA approval. We expect to finance our current programs and planned operating requirements principally through our current cash, cash equivalents and marketable securities. We believe that these funds will be sufficient to meet our operating requirements through at least 2015. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and other important factors, and actual results could vary materially. We may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

At March 31, 2013, we had $324.2 million in cash, cash equivalents and marketable securities and $5.4 million in accounts receivable. In addition, we also held approximately $20.0 million in restricted cash, of which $17.5 million serves as collateral for a security bond posted in the litigation against Actavis, Amphastar and International Medical Systems, Ltd. Our funds at March 31, 2013 were primarily invested in senior debt of government-sponsored enterprises, commercial paper, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 24 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant market risk at March 31, 2013.

During the three months ended March 31, 2013, our operating activities used cash of $15.6 million. During the three months ended March 31, 2012, our operating activities provided cash of $41.7 million. The cash provided by or used in operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.

For the three months ended March 31, 2013, our net loss adjusted for non-cash items was $18.3 million. For the three months ended March 31, 2013, non-cash items include share-based compensation of $2.9 million, depreciation and amortization of our property, equipment and intangible assets of $2.0 million and amortization of purchased premiums on our marketable securities of $0.8 million. In addition, the net change in our operating assets and liabilities provided cash of $2.8 million and resulted from: a decrease in accounts receivable of $5.4 million due to decreased unit sales resulting from to lower market share and lower prices in response to aggressive competitor pricing reductions; an increase in unbilled revenue of $0.4 million, due to higher reimbursable manufacturing activities for our M356 program; a decrease in prepaid expenses and other current assets of $1.3 million, primarily due to the receipt of a $1.1 million job creation tax award in the first quarter; a decrease in accrued expenses of $2.3 million primarily due to the payment of annual bonuses earned during 2012 and the timing of accrued payroll-related liabilities; a decrease in deferred revenue of $1.0 million, primarily due to the amortization of revenue related to the $33.0 million upfront payment made to us by Baxter in 2012 under our collaboration; and a decrease in other current liabilities of $0.1 million due to straight-line rent expense related to one of our facilities.

For the three months ended March 31, 2012, our net loss adjusted for non-cash items was $0.3 million. For the three months ended March 31, 2012, non-cash items include share-based compensation of $3.3 million, depreciation and amortization of our property, equipment and intangible assets of $1.5 million and amortization of purchased premiums on our marketable securities of $0.5 million. In addition, the net change in our operating assets and liabilities provided cash of $41.4 million and resulted from: a decrease in accounts receivable of $5.8 million, due to a contractual change in the basis of our Enoxaparin Sodium Injection product revenue from hybrid profit share / royalty to a straight royalty after January 2012, decreased unit sales due to lower market share, as well as lower prices in response to aggressive competitor pricing reductions; a decrease in unbilled revenue of $1.7 million, due to lower reimbursable manufacturing activities for our M356 program; an increase in prepaid expenses and other current assets of $0.5 million, primarily due to advance payments made for renewals of vendor maintenance agreements; an increase in accounts payable of $4.7 million, primarily due to the timing of payments to vendors for leasehold improvements and purchases of laboratory equipment; a decrease in accrued expenses of $2.3 million resulting from the payment of annual bonuses earned during 2011 and the timing of manufacturing activities for our M356 program; and an increase in deferred revenue of $31.9 million, primarily due to the receipt of a $33.0 million upfront payment made to us by Baxter in 2012 under our collaboration.

During the three months ended March 31, 2013, our investing activities provided cash of $5.0 million. In the three months ended March 31, 2013, we received $110.8 million from maturities of marketable securities and $3.8 million from sales of marketable securities. Additionally, during the first three months of 2013, we used $108.8 million of cash to purchase marketable securities and $0.8 million for the purchase of laboratory equipment and leasehold improvements.

During the three months ended March 31, 2012, our investing activities used cash of $53.0 million. In the three months ended March 31, 2012, we used $189.4 million of cash to purchase marketable securities and we received $144.5 million from maturities of marketable securities. During the first three months of 2012, we used $6.1 million for the purchase of laboratory equipment for our biosimilar and novel products programs and $2.1 million for leasehold improvements, furniture and computer equipment related to additional leased laboratory and office space.

During the three months ended March 31, 2013 and 2012, financing activities provided cash of $0.9 million and $0.7 million, respectively, in the form of net proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations including royalties payable to third parties and operating lease obligations. In February 2013, we and BMR-Rogers Street LLC entered into a lease agreement pursuant to which we will lease approximately 105,000 square feet of office and laboratory space located in the basement and first and second floors at 320 Bent Street, Cambridge, Massachusetts beginning on September 1, 2013 and ending on August 31, 2016. Annual rental payments due under this lease agreement will be approximately $2.0 million during 2013, $6.1 million during 2014, $6.2 million during 2015 and $4.2 million during 2016. In addition, we will be required to provide a security deposit in cash or in the form of a letter of credit in the amount of $0.7 million.

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

Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of our critical accounting policies and estimates.

Item 3.                                                                                                                                                         Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2013, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.                                                                                                                                                         Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                                                                                                                                         Legal Proceedings.

On August 28, 2008, Teva and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against us and Sandoz in the United States Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleges infringement related to four of the seven Orange Book patents listed for Copaxone and seeks declaratory and injunctive relief that would prohibit the launch of our product until the last to expire of these patents. We and Sandoz asserted defenses of non-infringement, invalidity and unenforceability and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the Court consolidated the Mylan case with the case against us and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book patents and one non-Orange book patent expire in May 2014 and one non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. In July 2012, we appealed the decision to the CAFC, and oral arguments were heard on May 7, 2013.

On December 10, 2009, in a separate action in the same court, Teva sued Sandoz, Novartis AG and us for patent infringement related to certain other non-Orange Book patents seeking declaratory and injunctive relief that would prohibit the launch of our product until the last to expire of these patents as well as damages in the event that Sandoz has launched the product. In January 2010, we and Sandoz filed a motion to dismiss this second suit on several grounds, including the failure of Teva to state an actionable legal claim and lack of subject matter jurisdiction. The motion is pending and oral argument is scheduled for May 13, 2013. We intend to defend this suit.

If the decision in the first suit is not reversed on appeal, or we are not successful in the second suit, the final approval and launch of M356 cannot occur until expiration of the relevant patent rights. Litigation involves many risks and uncertainties, and there is no assurance that Novartis AG, Sandoz or we will prevail in either lawsuit.

On September 21, 2011, we and Sandoz sued Amphastar, Actavis, and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar) in the United States District Court for the District of Massachusetts for infringement of two of our patents. Also in September, 2011, we filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar, Actavis and International Medical Systems, Ltd. from selling their enoxaparin product in the United States. In October 2011, the District Court granted our motion for a preliminary injunction and entered an order enjoining Amphastar, Actavis and International Medical Systems, Ltd. from advertising, offering for sale or selling their enoxaparin sodium product in the United States until the conclusion of a trial on the merits and required us and Sandoz to post a security bond of $100 million in connection with the litigation. Amphastar, Actavis and International Medical Systems, Ltd. appealed the decision to the CAFC, and in January 2012, the CAFC stayed the preliminary injunction. In June 2012, Amphastar filed a motion to increase the amount of the security bond, which we and Sandoz have opposed. In August 2012, the CAFC issued a written opinion vacating the preliminary injunction and remanding the case to the District Court. In September 2012, we filed a petition with the CAFC for rehearing by the full court en banc, which was denied. In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC. The parties will commence briefing and oral arguments are scheduled for July 1, 2013. In February 2013, we filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court and in April 2013 the Supreme Court requested a response from Amphastar due May 24, 2013. Review by the Supreme Court is discretionary and certiorari petitions are infrequently granted.

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

We have incurred significant losses since our inception in May 2001. At March 31, 2013, our accumulated deficit was $186.2 million. We may incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our other drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long term-profitability.

To be profitable, we and our collaborative partners must succeed in developing and commercializing drugs with significant market potential. This will require us and our collaborative partners to be successful in a range of challenging activities: developing product candidates; obtaining regulatory approval for product candidates through either existing or new regulatory approval pathways; clearing allegedly infringing patent rights; enforcing our patent rights; and manufacturing, distributing, marketing and selling products. Our potential profitability will also be adversely impacted by the entry of competitive products and, if so, the degree of the impact could be effected by whether the entry is before or after the launch of our products. We may never succeed in these activities and may never generate revenues that are significant.

Our current product revenue is dependent on the continued successful manufacture and commercialization of Enoxaparin Sodium Injection.

Our near-term ability to generate product revenue depends, in large part, on the continued successful commercialization of Enoxaparin Sodium Injection. This further depends, in large part, on Sandoz’s continued ability to manufacture and commercialize the product, maintain market share and compete with Lovenox brand competition as well as other generic competition.

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

In July 2012, the District Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book patents and one non-Orange book patent expire in May 2014 and one non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. In July 2012, we appealed the decision to the Court of Appeals for the Federal Circuit and oral arguments were heard on May 7, 2013.

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

Many manufacturers of branded products have increasingly used legislative, regulatory and other means to delay regulatory approval and competition from manufacturers of generic drugs and could be expected to use similar tactics to delay competition from biosimilars. These efforts have included:

•                  settling patent lawsuits with generic or biosimilar companies, resulting in such patents remaining an obstacle for generic or biosimilar approval by others;

•                  settling paragraph IV patent litigation with generic companies to prevent the expiration of the 180-day generic marketing exclusivity period or to delay the triggering of such exclusivity period;

•                  submitting Citizen Petitions to request the FDA Commissioner to take administrative action with respect to prospective and submitted generic drug or biosimilar applications;

•                  appealing denials of Citizen Petitions in United States federal district courts and seeking injunctive relief to reverse approval of generic drug or biosimilar applications;

•                  conducting medical education with physicians, payors and regulators that claim that generic or biosimilar products are too complex for generic or biosimilar approval and influence potential market share;

•                  seeking state law restrictions on the substitution of generic and biosimilar products at the pharmacy without the intervention of a physician;

•                  seeking federal or state regulatory restrictions on the use of the same non-proprietary name as the reference brand product for a biosimilar or interchangeable biologic;

•                  seeking changes to the United States Pharmacopeia, an industry recognized compilation of drug and biologic standards;

•                  pursuing new patents for existing products or processes which could extend patent protection for a number of years or otherwise delay the launch of generic drugs or biosimilars; and

•                  attaching special patent extension amendments to unrelated federal legislation.

The FDA’s practice is to rule within 180 days on Citizen Petitions that seek to prevent approval of an ANDA if the petition was filed after the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA. If, at the end of the 180-day period, the ANDA is not ready for approval or rejection, then the FDA has typically denied and dismissed the petition without acting on the petition. Teva Neuroscience, Inc. has filed several Citizen Petitions regarding M356, all of which have been denied and dismissed. However, Teva may seek to file future petitions and may also seek reversal of the denial of a Citizen Petition in federal court. Other third parties may also file Citizen Petitions requesting that the FDA adopt specific approval standards for generic or biosimilar products. If the FDA grants future Citizen Petitions, we and Sandoz may be delayed in obtaining, or potentially unable to obtain, approval of the ANDA for M356 which would materially harm our business.

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

We anticipate current injectable treatments commonly used to treat multiple sclerosis, including Copaxone, to experience competition from a number of novel drug products, including oral therapies. These novel drugs may offer patients a more convenient form of administration than Copaxone and may provide increased efficacy. In addition, in anticipation of increasing competition, Teva announced its plans to submit a Supplemental NDA to the FDA for marketing approval of a 3-times a week dose of Copaxone. If Teva’s formulation is approved, this formulation would compete with our M356 product, if approved.

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

•                  with regard to our generic or biosimilar product candidates, the differential availability of clinical data and experience and willingness of physicians, payors and formularies to rely on biosimilarity data;

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

As of March 31, 2013, we had cash, cash equivalents and marketable securities totaling $324.2 million. For the three months ended March 31, 2013, we had a net loss of $24.1 million and cash used in operating activities of $15.6 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development. Our future capital requirements may vary depending on the following:

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

The regulatory climate in the United States for follow-on versions of biologic and complex protein products remains uncertain, even following the recent enactment of legislation establishing a regulatory pathway for the approval of biosimilars. The new pathway contemplates approval of two categories of follow-on biologic products: (1) biosimilar products, which are highly similar to the existing brand product, notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences from the brand product and (2) interchangeable biologic products, which in addition to being biosimilar can be expected to produce the same clinical result in any given patient without an increase in risk due to switching from the brand product. Only interchangeable biosimilar products would be considered interchangeable at the retail pharmacy level without the intervention of a physician. The new legislation authorizes but does not require the FDA to establish standards or criteria for determining biosimilarity and interchangeability, and also authorizes the FDA to use its discretion to determine the nature and extent of product characterization, nonclinical testing and clinical testing on a product-by-product basis. Our competitive advantage in this area will depend on our success in demonstrating to the FDA that our analytics, biocharacterization and protein engineering platform technology provides a level of scientific assurance that facilitates determinations of interchangeability, reduces the need for expensive clinical or other testing, and raises the scientific quality requirements for our competitors to demonstrate that their products are highly similar to a brand product. Our ability to succeed will depend in part on our ability to invest in new programs and develop data in a timeframe that enables the FDA to consider our approach as the agency begins to implement the new law. In addition, the FDA will likely require significant new resources and expertise to review biosimilar applications, and the timeliness of the review and approval of our future applications could be adversely affected if there were a decline or even limited growth in FDA funding.

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

While a designation of interchangeability is a finding by the FDA that a biosimilar can be substituted at the pharmacy without physician intervention or prescription, brand pharmaceutical companies are lobbying state legislatures to enact physician prescription requirements, or in the absence of a prescription, physician and patient notification requirements, special labeling requirements and alternative naming requirements which if enacted could create barriers to substitution and adoption rates of interchangeable biologics as well as biosimilars. Should this occur with respect to one of our biosimilars or interchangeable biologic product candidates, and it is not determined to be unlawful or preempted by federal law, it could materially reduce sales in those states which would substantially harm our business.

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

Additionally, the new law establishes an abbreviated regulatory pathway for the approval of biosimilars and provides that brand biologic products may receive 12 years of market exclusivity, with a possible six-month extension for pediatric products. By creating a new approval pathway for biosimilars and adjusting reimbursement for biosimilars, the new law could promote the development and commercialization of biosimilars. However, given the uncertainty of how the law will be interpreted and implemented, the impact of the law on our strategy for biosimilars as well as novel biologics remains uncertain. Other provisions in the law, such as the comparative effectiveness provisions, may ultimately impact positively or negatively both brand and biosimilars products alike depending on an applicant’s clinical data, effectiveness and cost profile. If a brand product cannot be shown to provide a benefit over other therapies, then it might receive reduced coverage and reimbursement. While this might increase market share for biosimilars based on cost savings, it could also have the effect of reducing biosimilars market share.

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

Assuming the other requirements for patentability are met, currently, in the United States, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. In March 2013, the United States will transition to a first inventor to file system in which, assuming the other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent. We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

The stock market in general and the market prices for securities of biotechnology companies in particular have experienced extreme volatility that often has been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock has been, and is likely to continue to be, volatile. Furthermore, our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•                  failure to obtain FDA approval for the M356 ANDA or other announcements that indicated a material delay in the approval of the M356 ANDA;

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

•                  a decision in favor of or against Teva or Amphastar and Actavis in the Company’s material patent litigation suits, or a settlement related to any case;

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

•                  termination of any of our product development and commercialization collaborations;

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

Item 6.         Exhibits

10.1	Sublease Agreement, dated February 5, 2013, by and between BMR-Rogers Street LLC and the Registrant

10.2	First Amendment dated March 21, 2013 to the Sublease Agreement dated February 5, 2013 by and between BMR-Rogers Street LLC and the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and March 31, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012, and (iv) Notes to Unaudited, Condensed Consolidated Financial Statements.

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
Date: May 10, 2013
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013

	By:	/s/ Richard P. Shea
Richard P. Shea, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)