Form 10-Q
period 2013-06-30
MOMENTA PHARMACEUTICALS INC
filed 2013-08-06
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of August 1, 2013.

Class	Number of Shares
Common Stock $0.0001 par value	52,284,615

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$26,514	$52,990
Marketable securities	273,646	287,613
Accounts receivable	3,099	10,811
Unbilled revenue	1,468	800
Prepaid expenses and other current assets	4,341	4,953

Total current assets	309,068	357,167
Property and equipment, net	22,383	22,380
Restricted cash	19,971	19,971
Intangible assets, net	6,181	6,711
Other long-term assets	156	400

Total assets	$357,759	$406,629

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,751	$3,580
Accrued expenses	9,554	9,641
Deferred revenue	4,234	4,426
Other current liabilities	290	514

Total current liabilities	16,829	18,161
Deferred revenue, net of current portion	25,412	27,269
Other long-term liabilities	602	712

Total liabilities	42,843	46,142
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 5,000 shares authorized at June 30, 2013 and December 31, 2012, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value per share designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized at June 30, 2013 and December 31, 2012, 51,984 and 51,709 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	5	5
Additional paid-in capital	529,905	522,422
Accumulated other comprehensive income	22	111
Accumulated deficit	(215,016)	(162,051)

Total stockholders’ equity	314,916	360,487

Total liabilities and stockholders’ equity	$357,759	$406,629

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Collaboration revenues:
Product revenue	$1,628	$19,352	$7,024	$41,382
Research and development revenue	2,733	2,511	4,940	4,709
Total collaboration revenue	4,361	21,863	11,964	46,091

Operating expenses:
Research and development*	21,994	20,011	44,326	38,572
General and administrative*	11,516	12,353	21,233	23,310
Total operating expenses	33,510	32,364	65,559	61,882

Operating loss	(29,149)	(10,501)	(53,595)	(15,791)

Other income:
Interest income	243	335	512	642
Other income	58	—	118	—
Total other income	301	335	630	642

Net loss	$(28,848)	$(10,166)	$(52,965)	$(15,149)

Basic and diluted net loss per share	$(0.57)	$(0.20)	$(1.04)	$(0.30)

Weighted average shares used in computing basic and diluted net loss per share	50,746	50,354	50,690	50,297

Comprehensive loss:
Net loss	$(28,848)	$(10,166)	$(52,965)	$(15,149)
Net unrealized holding gains (losses) on available-for-sales marketable securities	(24)	(40)	(89)	67
Comprehensive loss	$(28,872)	$(10,206)	$(53,054)	$(15,082)

* Non-cash share-based compensation expense included in operating expenses is as follows:

Research and development	$1,487	$1,432	$2,610	$2,786
General and administrative	$1,842	$2,025	$3,591	$3,925

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(52,965)	$(15,149)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,591	2,838
Share-based compensation expense	6,201	6,711
Amortization of premium on investments	1,743	1,211
Amortization of intangibles	530	531
Impairment of equity investment	244	—
Loss on disposal of assets	—	3
Changes in operating assets and liabilities:
Accounts receivable	7,712	8,819
Unbilled revenue	(668)	1,711
Prepaid expenses and other current assets	612	(287)
Restricted cash	—	(2,471)
Accounts payable	(829)	(867)
Accrued expenses	(87)	1,619
Deferred revenue	(2,049)	30,526
Other current liabilities	(224)	213
Other long-term liabilities	(110)	(133)

Net cash (used in) provided by operating activities	(36,299)	35,275

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,594)	(11,863)
Purchases of marketable securities	(152,367)	(318,643)
Proceeds from maturities of marketable securities	160,680	312,708
Proceeds from sales of marketable securities	3,822	—

Net cash provided by (used in) investing activities	8,541	(17,798)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock under stock plans	1,282	1,605

Net cash provided by financing activities	1,282	1,605

(Decrease) increase in cash and cash equivalents	(26,476)	19,082
Cash and cash equivalents, beginning of period	52,990	49,245

Cash and cash equivalents, end of period	$26,514	$68,327

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

The following table presents anti-dilutive shares for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted-average anti-dilutive shares related to:
Outstanding stock options	5,152	3,877	4,840	3,512
Restricted stock awards	979	1,033	938	983

Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same for the three and six months ended June 30, 2013 and 2012. Anti-dilutive shares comprise the impact of the number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income. Furthermore, performance-based restricted common stock awards which vest based upon U.S. Food and Drug Administration, or FDA, approval for M356 in the United States were excluded from diluted shares outstanding as the vesting condition had not been met as of June 30, 2013.

Fair Value Measurements

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value hierarchy level is determined by the lowest level of significant input. Financial assets measured at fair value on a recurring basis are summarized as follows (in thousands):

Description	Balance as of June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$22,361	$22,361	$—	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	53,793	—	53,793	—
Corporate debt securities	119,801	—	119,801	—
Commercial paper obligations	66,634	—	66,634	—
Foreign government bonds	33,418	—	33,418	—

Total	$296,007	$22,361	$273,646	$—

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$47,940	$47,940	$—	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	51,225	—	51,225	—
Corporate debt securities	158,913	—	158,913	—
Commercial paper obligations	65,138	—	65,138	—
Foreign government bonds	12,337	—	12,337	—

Total	$335,553	$47,940	$287,613	$—

During the three and six months ended June 30, 2013, there were no transfers between Level 1 and Level 2 financial assets. The Company did not have any non-recurring fair value measurements on any assets or liabilities at June 30, 2013 and December 31, 2012. The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, accounts receivable, unbilled revenue, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

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

The Company invests its excess cash balances in short-term and long-term marketable debt securities. The Company classifies its investments in marketable debt securities as available-for-sale based on facts and circumstances present at the time it purchased the securities. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in interest income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company reviewed its investments with unrealized losses and concluded that no other-than-temporary impairment existed at June 30, 2013 as it has the ability and intent to hold these investments to maturity and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company did not record any impairment charges related to its marketable securities during the three and six months ended June 30, 2013 and 2012. The Company’s marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. The Company’s cash equivalents are composed of money market funds.

The Company’s financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by its pricing services as of June 30, 2013 and December 31, 2012.

The following tables summarize the Company’s cash, cash equivalents and marketable securities at June 30, 2013 and December 31, 2012 (in thousands):

As of June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$26,514	$—	$—	$26,514
U.S. Government-sponsored enterprise obligations
Due in one year or less	11,002	7	—	11,009
Due in two years or less	42,806	5	(27)	42,784
Corporate debt securities
Due in one year or less	100,796	6	(47)	100,755
Due in two years or less	19,070	1	(25)	19,046
Commercial paper obligations due in one year or less	66,560	74	—	66,634
Foreign government bonds
Due in one year or less	31,788	29	(1)	31,816
Due in two years or less	1,602	—	—	1,602
Total	$300,138	$122	$(100)	$300,160

Reported as:
Cash and cash equivalents	$26,514	$—	$—	$26,514
Marketable securities	273,624	122	(100)	273,646

Total	$300,138	$122	$(100)	$300,160

As of December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$52,990	$—	$—	$52,990
U.S. Government-sponsored enterprise obligations
Due in one year or less	6,000	—	—	6,000
Due in two years or less	45,195	30	—	45,225
Corporate debt securities
Due in one year or less	76,500	19	(11)	76,508
Due in two years or less	82,363	72	(30)	82,405
Commercial paper obligations due in one year or less	65,104	34	—	65,138
Foreign government bonds
Due in one year or less	7,390	—	(1)	7,389
Due in two years or less	4,950	—	(2)	4,948

Total	$340,492	$155	$(44)	$340,603

Reported as:
Cash and cash equivalents	$52,990	$—	$—	$52,990
Marketable securities	287,502	155	(44)	287,613

Total	$340,492	$155	$(44)	$340,603

At June 30, 2013 and December 31, 2012, the Company held 31 and 28 marketable securities, respectively, that were in a continuous unrealized loss position for less than one year. At June 30, 2013 and December 31, 2012, no marketable securities were in a continuous unrealized loss position for greater than one year.

The unrealized losses were caused by fluctuations in interest rates. The following table summarizes the aggregate fair value of these securities at June 30, 2013 and December 31, 2012 (in thousands):

	As of June 30, 2013		As of December 31, 2012
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
U.S. Government-sponsored enterprise obligations	$21,781	$(27)	$—	$—
Corporate debt securities	$80,226	$(72)	$83,529	$(41)
Foreign government bonds	$8,282	$(1)	$8,445	$(3)

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

The following tables summarize the changes in accumulated other comprehensive income (loss) during the three and six months ended June 30, 2013 (in thousands):

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of March 31, 2013	$46
Other comprehensive income (loss) before reclassifications	(24)
Amounts reclassified from accumulated other comprehensive income (loss)	—
Net current period other comprehensive income (loss)	(24)
Balance as of June 30, 2013	$22

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of December 31, 2012	$111
Other comprehensive income (loss) before reclassifications	(86)
Amounts reclassified from accumulated other comprehensive income (loss)	(3)
Net current period other comprehensive income (loss)	(89)
Balance as of June 30, 2013	$22

The amounts reclassified from accumulated other comprehensive income (loss) represents realized gains on sales of marketable securities and are included in interest income in the consolidated statement of comprehensive loss.

3. Intangible Assets

As of June 30, 2013 and December 31, 2012, intangible assets, net of accumulated amortization, were as follows (in thousands):

		As of June 30, 2013		As of December 31, 2012
	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core and developed technology	10	$10,257	$(4,076)	$10,257	$(3,546)
Non-compete agreement	2	170	(170)	170	(170)

Total intangible assets	10	$10,427	$(4,246)	$10,427	$(3,716)

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets as there is no other pattern of use that is reasonably estimable. Amortization expense was approximately $0.3 million for each of the three months ended June 30, 2013 and 2012. Amortization expense was approximately $0.5 million for each of the six months ended June 30, 2013 and 2012.

The Company expects to incur amortization expense of appropriately $1.1 million per year for each of the next five years.

4. Restricted Cash

The Company designated $17.5 million as collateral for a security bond posted in the litigation against Amphastar Pharmaceuticals Inc., or Amphastar, Actavis, Inc., or Actavis (formerly Watson Pharmaceuticals Inc.), and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar), as discussed within Note 8, Legal Contingencies. The $17.5 million is held in an escrow account by Hanover Insurance. The Company classified this restricted cash as long-term as the timing of a final decision in the Enoxaparin Sodium Injection patent litigation is not known.

The Company designated $2.5 million as collateral for a letter of credit related to the lease of office and laboratory space located at 675 West Kendall Street in Cambridge, Massachusetts. This balance will remain restricted through the remaining term of the lease which ends in April 2015. The Company will earn interest on the balance.

5. Collaboration and License Agreements

2003 Sandoz Collaboration

In November 2003, the Company entered into a collaboration and license agreement, or the 2003 Sandoz Collaboration, with Sandoz AG and Sandoz Inc., collectively, Sandoz, to jointly develop and commercialize Enoxaparin Sodium Injection, a generic version of Lovenox®, a low molecular weight heparin, or LMWH.

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

In July 2010, the FDA granted marketing approval of the ANDA for Enoxaparin Sodium Injection filed by Sandoz. The Company is paid at cost for external costs incurred for development and related activities and is paid for full time equivalents, or FTEs, performing development and related services. The profit-share or royalties Sandoz is obligated to pay the Company under the 2003 Sandoz Collaboration differ depending on whether (i) there are no third-party competitors marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), (ii) a Lovenox-Equivalent Product is being marketed by Sanofi-Aventis, which distributes the brand name Lovenox, or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, or (iii) there is one or more third-party which is not Sanofi-Aventis marketing a Lovenox-Equivalent Product. Until October 2011, no third-party competitors were marketing a Lovenox-Equivalent Product; therefore, Sandoz paid the Company 45% of the contractual profits from the sale of Enoxaparin Sodium Injection. Profits on sales of Enoxaparin Sodium Injection are calculated by deducting from net sales the cost of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. In October 2011, Sandoz confirmed that an authorized generic Lovenox-Equivalent Product was being marketed, which meant that Sandoz was obligated to pay the Company a royalty on its net sales of Enoxaparin Sodium Injection until the contractual profits from those net sales in a product year (July 1—June 30) reached a certain threshold, which was achieved in December 2011, at which point the Company reverted back to receiving profit share revenue. Additionally, in October 2011, FDA approved the ANDA for the enoxaparin product of Actavis and Amphastar. In January 2012, following the Court of Appeals for the Federal Circuit granting a stay of the preliminary injunction previously issued against them by the United States District Court, Actavis announced that it and Amphastar intended to launch their enoxaparin product. Consequently, Sandoz is obligated to pay the Company a royalty on net sales in each post-launch contract year, which for net sales up to a pre-defined sales threshold is payable at a 10% rate, and for net sales above the sales threshold increases to 12%. The Company earned royalties of $1.6 million and $7.0 million from Sandoz in the three and six months ended June 30, 2013, respectively. The Company earned royalties of $19.4 million and hybrid profit share/royalties of $41.4 million from Sandoz during the three and six months ended June 30, 2012, respectively.

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

A portion of the development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, are offset against profit-sharing amounts, royalties and milestone payments. Sandoz also may offset a portion of any product liability costs and certain other expenses arising from patent litigation against any profit-sharing amounts, royalties and milestone payments. The contractual share of these development and other expenses is subject to an annual adjustment at the end of each product year, and ends with the product year ending June 2015. The second and third annual adjustments of $3.9 million and $3.8 million, respectively, were recorded as a reduction in product revenue in the three months ended June 30, 2012 and 2013, respectively.

The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services, except with respect to any amounts due Sandoz for manufacturing raw material purchases, which are recorded on a net basis as an offset to the related development expense. Under the 2003 Sandoz Collaboration, the Company recorded research and development revenue of $0.8 million and $1.8 million in the three and six months ended June 30, 2013, respectively, and $1.2 million and $2.1 million in the three and six months ended June 30, 2012, respectively. There have been no such manufacturing raw material purchases since 2006.

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

Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG, an affiliate of Sandoz AG, at a per share price of $15.93 (the closing price of the Company’s common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million, which is being recognized in revenue on a straight-line basis over the estimated development period. The Company recognized research and development revenue relating to this paid premium of approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2013, respectively. The Company recognized research and development revenue relating to this paid premium of approximately $0.5 million and $1.1 million for the three and six months ended June 30, 2012, respectively. The portion of the equity premium that is unearned at June 30, 2013 is included in deferred revenue.

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

The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services, except with respect to any amounts due Sandoz for shared development costs, which are recorded on a net basis. Under the 2006 Sandoz Collaboration, the Company recorded research and development revenue of $0.3 million and $0.5 million in the three and six months ended June 30, 2013, respectively, and $0.2 million and $0.4 million in the three and six months ended June 30, 2012, respectively. There were no shared development costs in the three and six months ended June 30, 2013. The Company recorded a reduction in research and development revenue of $0.3 million for the three and six months ended June 30, 2012, related to the shared development costs.

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

The Company continues to advance toward achievement of defined milestones in 2014 for its three biosimilar products under development with Baxter. The milestones are achievement of technical development criteria and the first submission of an IND application in 2014 for its lead biosimilar M923 as well as achievement of development criteria that would generate a license payment and a milestone payment for M511 and M834, respectively, in 2014. If all these milestones are achieved, the Company would be eligible to receive an aggregate of $26 million.

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

In accordance with the Financial Accounting Standards Board’s ASU No. 2009-13: Multiple-Deliverable Revenue Arrangements (Topic 615), the Company identified all of the deliverables at the inception of the Baxter Agreement. The deliverables were determined to include (i) the development and product licenses to the two initial biosimilars and the four additional biosimilars, (ii) the research and development services related to the two initial biosimilars and the four additional biosimilars and (iii) the Company’s participation in a joint steering committee. The Company has determined that each of the license deliverables do not have stand-alone value apart from the related research and development services deliverables as there are no other vendors selling similar, competing products on a stand-alone basis, Baxter does not have the contractual right to resell the license, and Baxter is unable to use the license for its intended purpose without the Company’s performance of research and development services. As such, the Company determined that separate units of accounting exist for each of the six licenses together with the related research and development services, as well as the joint steering committee with respect to this arrangement. The estimated selling prices for these units of accounting were determined based on similar license arrangements and the nature of the research and development services to be performed for Baxter and market rates for similar services. The arrangement consideration of $61 million, which includes the $33 million upfront payment and aggregate option payments of $28 million, was allocated to the units of accounting based on the relative selling price method. Of the $61 million, $10.3 million has been allocated to the first initial product license together with the related research and development services, $10.3 million to each of the four additional product licenses with the related research and development services, $9.4 million has been allocated to the second initial product license together with the related research and development services due to that product’s stage of development at the time the license was delivered, and $114,000 has been allocated to the joint steering committee unit of accounting. The Company will commence revenue recognition for each of the six units of accounting related to the products upon delivery of the related development and product license and will record this revenue on a straight-line basis over the applicable performance period during which the research and development services will be delivered. The Company will recognize the revenue related to the joint steering committee deliverable over the applicable performance period during which the research and development services will be delivered. The Company has determined that the performance period for each of the combined six units of accounting consisting of the products and related research and development services, begins upon delivery of the related development and product license and ends upon FDA approval of the related product. The Company has also determined that the applicable performance period for the joint steering committee deliverable begins upon delivery of the first development and product license and ends upon the latest date of FDA approval. The Company currently estimates that the performance period for the two initial products, considering their respective stage of development, is approximately five and seven years, respectively, and the period of performance for the joint steering committee is approximately nine years. In 2012, the Company commenced recognition of the revenue allocated to the two initial products but not for the four additional products as those licenses have not been delivered. The Company recognized revenue relating to the amortized portion of the upfront payment of approximately $0.7 million and $1.4 million for the three and six months ended June 30, 2013, respectively, and $0.8 million and $1.4 million for the three and six months ended June 30, 2012, respectively. The portion of the upfront payment that is unearned at June 30, 2013 is included in deferred revenue.

The Company recognizes research and development revenue from external development costs upon completion of the performance requirements (i.e., as the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services. In the three and six months ended, June 30, 2013, the Company recognized revenue of $0.6 million for reimbursable activities related to one of the biosimilars in development under the Baxter Agreement.

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

The following table summarizes the license maintenance fees and royalties paid to M.I.T. and recorded in the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
License maintenance fees	$21	$39	$41	$79
Royalties	12	366	99	786

Total	$33	$405	$140	$865

Beginning in 2013, the annual license maintenance obligations, which extend through the life of the patents, are approximately $0.1 million per year. The annual payments may be applied towards royalties payable to M.I.T. for that year for product sales, sublicensing of the patent rights or joint development revenue. The annual license payment for 2013 was applied against cumulative royalties due for the six months ended June 30, 2013.

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

6. Share-Based Payments

Incentive Award Plans

On March 5, 2013, the Company’s Board of Directors adopted the 2013 Incentive Award Plan, or the 2013 Plan. The 2013 Plan became effective on June 11, 2013, the date the Company received shareholder approval for the Plan. Also on June 11, 2013, the 2004 Stock Incentive Plan terminated except with respect to awards previously granted under that plan. No further awards will be granted under the 2004 Stock Incentive Plan.

The 2013 Plan allows for the granting of stock options (both incentive stock options and nonstatutory stock options), restricted stock, stock appreciation rights, performance awards, dividend equivalents, stock payments and restricted stock units to employees, consultants and members of the Company’s board of directors.

Under the 2013 Plan, the aggregate number of shares reserved for issuance is equal to the sum of: (a) 3,300,000 shares reserved for issuance under the 2013 Plan, plus (b) one share for each share subject to a stock option that was granted through December 31, 2012 under the 2004 Stock Incentive Plan and the Amended and Restated 2002 Stock Incentive Plan (together, the “Prior Plans”) that subsequently expires, is forfeited or is settled in cash (up to a maximum of 5,386,094 shares), plus (c) 1.35 shares for each share subject to an award other than a stock option that was granted through December 31, 2012 under the Prior Plans and that subsequently expires, is forfeited, is settled in cash or repurchased (up to a maximum of 1,137,394 shares).

Each share issued in connection with an award granted under the 2013 Plan, other than stock options and stock appreciation rights, will be counted against the 2013 Plan’s share reserve as 1.35 shares for every one share issued in connection with such award, while each share issued in connection with an award of stock options or stock appreciation rights will count against the share reserve as one share for every one share granted. At June 30, 2013, 3,167,815 shares are available for issuance under the 2013 Stock Incentive Plan.

Incentive stock options will be granted only to employees of the Company. Incentive stock options granted to employees who own more than 10% of the total combined voting power of all classes of stock will be granted at no less than 110% of the fair market value of the Company’s common stock on the date of grant. Incentive stock options generally vest ratably over four years. Non-statutory stock options may be granted to employees, consultants and members of the Company’s board of directors. Non-statutory stock options granted have varying vesting schedules. Incentive and non-statutory stock options generally expire ten years after the date of grant. Restricted stock awards are granted only to employees of the Company. Restricted stock awards generally vest ratably over four years.

Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the three months ended June 30, 2013 and 2012 was $3.3 million and $3.5 million, respectively. Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the six months ended June 30, 2013 and 2012 was $6.2 million and $6.7 million, respectively.

Share-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan was $2.2 million and $2.0 million for the three months ended June 30, 2013 and 2012, respectively. Share-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan was $4.1 million and $3.8 million for the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013, the Company granted 1,297,046 stock options, of which 1,025,771 were granted in connection with annual merit awards, 129,275 were granted to new hires and 142,000 were granted to members of the

Company’s Board of Directors. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below. The weighted average grant date fair value of option awards granted during the three months ended June 30, 2013 and 2012 was $7.83 and $8.83 per option, respectively. The weighted average grant date fair value of option awards granted during the six months ended June 30, 2013 and 2012 was $7.29 and $9.25 per option, respectively.

The following tables summarize the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012
Expected volatility	64%	70%	62%	65%
Expected dividends	—	—	—	—
Expected life (years)	5.1	5.7	0.5	0.5
Risk-free interest rate	1.7%	1.1%	0.1%	0.1%

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
Expected volatility	62%	66%	64%	66%
Expected dividends	—	—	—	—
Expected life (years)	6.0	6.3	0.5	0.5
Risk-free interest rate	1.4%	1.3%	0.1%	0.1%

At June 30, 2013, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $15.0 million, including estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.7 years.

During the six months ended June 30, 2013, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 120,966 shares of common stock. Additionally, during the six months ended June 30, 2013, the Company issued 38,626 shares of common stock to employees under the Company’s employee stock purchase plan.

Restricted Stock Awards

The Company has also made awards of restricted common stock to employees, officers and directors. During the six months ended June 30, 2013, the Company awarded 140,300 shares of time-based restricted common stock to its officers in connection with its annual merit grant, 5,000 shares of time-based restricted common stock to a newly hired employee and 1,680 shares of performance-based restricted common stock to a newly hired employee. The time-based restricted common stock fully vests over the four years following the grant date. The performance condition that triggers vesting of the performance-based awards is the approval in the United States from the FDA for M356, the Company’s second major generic program, provided that approval occurs on or before March 28, 2015. The Company has granted 949,620 shares of restricted common stock tied to this M356 performance condition to its employees and officers. The awards of restricted common stock are generally forfeited if the employment relationship terminates with the Company prior to vesting.

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

The Company recorded share-based compensation expense related to outstanding restricted stock awards, including the performance-based shares, because the Company determined that it was probable the performance condition would be achieved, of $1.1 million and $1.5 million for the three months ended June 30, 2013 and 2012, respectively, and $2.0 million and $2.9 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $7.5 million, which is expected to be recognized over the weighted average remaining requisite service period of 1.7 years.

A summary of the status of nonvested shares of restricted stock as of June 30, 2013 and the changes during the six months then ended are presented below (in thousands, except fair values):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	1,137	$14.61
Granted	146	12.58
Vested	(83)	14.48
Forfeited	(31)	14.59

Nonvested at June 30, 2013	1,169	$14.37

Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of June 30, 2013 are summarized below:

Vesting Schedule	Nonvested Shares
Time-based	322
Performance-based	847

Nonvested at June 30, 2013	1,169

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

Total operating lease commitments as of June 30, 2013 are as follows (in thousands):

Operating Leases
July 1, 2013 — December 31, 2013	$5,047
2014	10,937
2015	7,870
2016	4,273
2017	62

Total future minimum lease payments	$28,189

Legal Contingencies

On August 28, 2008, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against the Company and Sandoz in the United States Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleged infringement related to four of the seven Orange Book patents listed for Copaxone and sought declaratory and injunctive relief that would prohibit the launch of the Company’s product until the last to expire of these patents. The Company and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against the Company and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book patents and one non-Orange book patent expire in May 2014 and one non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. In July 2012, the Company appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and on July 26, 2013, the CAFC issued a written opinion invalidating several of the patents, including the one patent set to expire in 2015.  Several patents expiring in May 2014 remain in force. The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. Teva has announced its intention to seek further appellate review.

On December 10, 2009, in a separate action in the same court, Teva sued Sandoz, Novartis AG and the Company for patent infringement related to certain other non-Orange Book patents seeking declaratory and injunctive relief that would prohibit the launch of the Company’s product until the last to expire of these patents as well as damages in the event that Sandoz has launched the product. In January 2010, the Company and Sandoz filed a motion to dismiss this second suit on several grounds. On July 16, 2013, the motion to dismiss the suit was granted.

If Teva seeks appellate review and the decision in the first suit is reversed on appeal, or if Teva seeks appellate review of the second suit and is successful in an appeal of the second suit, the final approval and launch of M356 could be significantly delayed until expiration of the relevant patent rights which could impair the Company’s ability to commercialize M356 and materially harm the Company’s business. There are no damages being sought in the first suit, and at this time the Company believes a loss is not probable in the second. Litigation involves many risks and uncertainties, and there is no assurance that Novartis AG, Sandoz or the Company will ultimately prevail in either lawsuit.

On September 21, 2011, the Company and Sandoz sued Amphastar, Actavis and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar) in the United States District Court for the District of Massachusetts for infringement of two of the Company’s patents. Also in September, 2011, the Company filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar, Actavis and International Medical Systems, Ltd. from selling their enoxaparin product in the United States. In October 2011, the court granted the Company’s motion for a preliminary injunction and entered an order enjoining Amphastar, Actavis and International Medical Systems, Ltd. from advertising, offering for sale or selling their enoxaparin product in the United States until the conclusion of a trial on the merits and required the Company and Sandoz to post a security bond of $100 million in connection with the litigation. Amphastar, Actavis and International Medical Systems, Ltd. appealed the decision and in January 2012, the CAFC stayed the preliminary injunction. In August 2012, the CAFC issued a written opinion vacating the preliminary injunction and remanding the case to the District Court. In September 2012, the Company filed a petition with the CAFC for a rehearing by the full court en banc, which was denied. In February 2013, the Company filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court and in June 2013 the Supreme Court denied the request.

In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC. On July 19, 2013, the District Court granted the motion for summary judgment. The Company is evaluating whether to appeal the decision to the CAFC.  The collateral for the security bond posted in the litigation remains outstanding. In the event that the Company is not successful in any appeal, and Amphastar and Actavis are able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. In June 2012, Amphastar filed a motion to increase the amount of the security bond, which the Company and Sandoz have opposed.

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

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, general and administrative expenses, research and development expenses, current and future development and manufacturing efforts, regulatory filings, nonclinical and clinical trial results, the outcome of litigation and the sufficiency of our cash for future operations. Forward-looking statements can be identified by terminology such as “anticipate,” “believe,” “could,” “could increase the likelihood,” “hope,” “target,” “project,” “goals,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “is planned,” “may,” “should,” “will,” “will enable,” “would be expected,” “look forward,” “may provide,” “would” or similar terms, variations of such terms or the negative of those terms.

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

Business Overview

The Company

We are a biotechnology company specializing in the structural characterization, process engineering and biologic systems analysis of complex molecules such as polysaccharides, polypeptides, and biologics (including proteins and antibodies). Our initial technology was built on the ability to characterize complex polysaccharides. Over the last decade, we have expanded our expertise into technologies that enable us to develop a diversified product portfolio of complex generics, biosimilars and novel products. Our business strategy has been to develop both generic and novel products, and we are working with collaborators to develop and commercialize our complex generics and biosimilars. This strategy was validated by the marketing approval and commercial launch of Enoxaparin Sodium Injection, a generic version of Lovenox®, in July 2010. Since its launch through June 30, 2013, we have recorded Enoxaparin Sodium Injection product revenues of approximately $429 million, driven primarily by its initial status as a sole generic. We believe that our scientific capabilities, engineering approaches, intellectual property and regulatory strategies, and synergistic business model position us to develop and commercialize competitively differentiated products in our target areas of complex generics, biosimilars and novel products.

As of June 30, 2013, we had an accumulated deficit of $215.0 million. To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. In the second half of 2010, we began to derive revenue from our profit share on Sandoz’s commercial sale of Enoxaparin Sodium Injection. Due to the launch by Actavis and Amphastar of their enoxaparin product in January 2012, our Enoxaparin Sodium Injection product revenue has significantly decreased and we have been incurring operating losses. We expect that our return to profitability, if at all, will most likely come from the commercialization of our generic Copaxone product, which is subject to FDA approval. Unless and until generic Copaxone is approved, we expect to incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenue to return to profitability.

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

Our biosimilars program is targeted toward developing biosimilar versions of marketed therapeutic proteins, with a goal of obtaining FDA designation as interchangeable. The subset of biosimilars receiving an interchangeability designation are known as interchangeable biologics. In March 2010, an abbreviated regulatory process was codified in Section 351(k) of the Patient Protection and Affordable Care Act of 2010. This new pathway opens the market for biosimilar and interchangeable versions of a broad array of biologic therapeutics, including antibodies, cytokines, fusion proteins, hormones and other recombinant proteins. Forecasters predict a rapidly growing multi-billion dollar global market for these products. Most of these biologics are complex mixtures, and for several years we have been investing in developing novel approaches to the structural characterization, process engineering and analysis of the biologic activities of these products. In February 2012, FDA released three documents containing their preliminary guidelines for applications under the Section 351(k) pathway. These guidelines state that FDA will use a step-wise review that considers the totality-of-the-evidence in determining extent of the clinical development program. This approach puts a substantial emphasis on structural and functional characterization data in evaluating biosimilar products for approval. We believe the framework that the FDA has outlined in the draft guidance documents aligns with our strategy for biosimilars. Our goal is to engineer biologic products that will show minimal to no structural or functional differences from the reference brand product, thereby justifying a more selective and targeted approach to human clinical testing to support demonstration of interchangeability. In December 2011, we and Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, collectively, Baxter, entered into a global collaboration and license agreement, or the Baxter Agreement, to develop and commercialize up to six biosimilars. The Baxter Agreement became effective in February 2012. Baxter is an established healthcare company with global product development, manufacturing and commercial capabilities.

Our novel products program leverages the capabilities and expertise of our complex generics and biosimilars programs to address unmet clinical needs. Our most advanced efforts have been in the area of polysaccharide mixtures. M402, in Phase 1 clinical development as a potential anti-cancer agent, is a novel heparan sulfate mimetic that binds to multiple growth factors, adhesion molecules and chemokines to inhibit tumor angiogenesis, progression, and metastasis. In addition to this development candidate, we are also seeking to discover and develop additional novel products. Our goal is to leverage the multi-targeting nature of complex mixture molecules to develop novel products which could positively modulate multiple pathways in a disease. We have built significant capabilities in biological characterization and engineering of proteins through our biosimilars platform that provide us with the potential to create unique and novel formulations of protein (including antibody) drug compositions for specific disease indications. To add to these capabilities, in December 2011 we acquired selected assets of Virdante Pharmaceuticals, Inc. relating to sialylation technology. Sialic acid is a type of sugar modification on selected proteins that is understood to regulate anti-inflammatory and immunomodulatory function. These assets add to our core ability to modify and engineer protein backbones to precisely regulate biological networks and develop novel biologic product candidates. We are applying our proprietary sialylation technology program to develop a sialylated plasma-derived intravenous immunoglobulin, or IVIG, product, or a recombinant sialylated Fc product. We continue to investigate both approaches, and expect to have data later this year that will help guide our development efforts.

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

In 2006 and 2007, we entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement, with Novartis Pharma AG, and a collaboration and license agreement, as amended, or the Second Sandoz Collaboration Agreement, with Sandoz AG. Together, this series of agreements is referred to as the 2006 Sandoz Collaboration. Under the Second Sandoz Collaboration Agreement, we and Sandoz AG expanded the geographic markets for Enoxaparin Sodium Injection covered by the 2003 Sandoz Collaboration to include the European Union. Further, under the Second Sandoz Collaboration Agreement, we and Sandoz AG agreed to exclusively collaborate on the development and commercialization of M356, among other products. In connection with the 2006 Sandoz Collaboration, we sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of our common stock on the NASDAQ Global Market was $13.05 on the date of purchase) for an aggregate purchase price of $75.0 million, resulting in an equity premium of $13.6 million. As of June 30, 2013, Novartis AG owned approximately 9% of our outstanding common stock.

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

Certain development and legal expenses may reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz. Any product liability costs and certain other expenses arising from patent litigation may also reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz, but only up to 50% of these amounts due to us from Sandoz each quarter. Our contractual share of these development and legal expenses is subject to an annual adjustment at the end of each product year, and ends with the product year ending June 2015. The third annual adjustment of $3.8 million was recorded as a reduction in product revenue in the three and six months ended June 30, 2013.

In December 2011, we and Baxter entered into the Baxter Agreement under which we agreed to collaborate, on a world-wide basis, on the development and commercialization of up to six biosimilars. The Baxter Agreement became effective in February 2012. Baxter is an established healthcare company with global product development, manufacturing and commercial capabilities. To accelerate efforts in the biosimilars space and address this growing global market, we significantly increased the headcount and related operating expenses dedicated to our biosimilars program in 2012 and expect this trend to continue in 2013. We expect that the increase in operating expenses will be partially offset in future years by revenues from option fees and milestone payments under the Baxter Agreement, subject to achievement of technical and regulatory criteria. We have announced the following three products in development under the Baxter Agreement:

•                  M923, a biosimilar for a branded biologic indicated for autoimmune and inflammatory disease, is our most advanced biosimilar. We are working toward a 2014 Investigational New Drug, or IND, submission.

•                  M834, also indicated for autoimmune and inflammatory disease. We are working toward achievement of a pre-defined “minimum development criteria” license payment in 2014.

•                  M511, a monoclonal antibody for oncology. We are working toward achievement of a pre-defined “minimum development criteria” license payment in 2014.

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

In September 2011, we and Sandoz sued Amphastar, Actavis and International Medical Systems, Ltd. in the United States District Court for the District of Massachusetts for infringement of two of our patents. Also in September 2011, we filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar, Actavis and International Medical Systems, Ltd. from selling their enoxaparin sodium product in the United States. In October 2011, the District Court granted our motion for a preliminary injunction and entered an order enjoining Amphastar, Actavis and International Medical Systems, Ltd. from advertising, offering for sale or selling their enoxaparin product in the United States until the conclusion of a trial on the merits and requiring us and Sandoz to post a security bond of $100 million in connection with the litigation. Amphastar, Actavis and International Medical Systems, Ltd. appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in January 2012, the CAFC stayed the preliminary injunction. In June 2012, Amphastar filed a motion to increase the amount of the security bond, which we and Sandoz have opposed. In August 2012, the CAFC issued a written opinion vacating the preliminary injunction and remanding the case to the District Court, holding that Amphastar’s use of our patented method for processing Enoxaparin Sodium Injection was protected by the “safe harbor” from patent infringement under federal patent law, 35 U.S.C. Section 271(e)(1). In September 2012, we filed a petition with the CAFC for rehearing by the full court en banc, which was denied. In February 2013, we filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court and in June 2013 the Supreme Court denied the request.

In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC and on July 19, 2013, the District Court granted the motion for summary judgment. We are evaluating whether to appeal the decision to the CAFC.

In December 2010, we sued Teva in the United States District Court for the District of Massachusetts for infringement of two of our patents. In January 2013, Teva filed a motion for summary judgment in the District Court following the decision from the CAFC in the aforementioned case and on July 19, 2013, the District Court granted the motion for summary judgment. We are evaluating whether to appeal the decision to the CAFC.

M356—Generic Copaxone® (glatiramer acetate injection)

M356 is designed to be a generic version of Copaxone ® (glatiramer acetate injection), a complex drug consisting of a synthetic mixture of polypeptide chains. Copaxone is indicated for the reduction of the frequency of relapses in patients with RRMS, a chronic disease of the central nervous system characterized by inflammation and neurodegeneration. In North America, Copaxone is marketed by Teva Neuroscience, Inc., which is a subsidiary of Teva. Under the Second Sandoz Collaboration Agreement, we and Sandoz AG agreed to exclusively collaborate on the development and commercialization of M356, among other products. Under the Second Sandoz Collaboration Agreement, costs, including development costs and the cost of clinical studies, will be borne by the parties in varying proportions, depending on the type of expense. For M356, we are generally responsible for all of the development costs in the United States. For M356 outside of the United States, we share development costs in proportion to our profit sharing interest. All commercialization responsibilities and costs will be borne by Sandoz AG worldwide as they are incurred for all products. We are reimbursed at cost for any external costs incurred in the development of products where development activities are funded solely by Sandoz AG or partly in proportion where development costs are shared between us and Sandoz AG. We are also paid at a contractually specified rate for FTEs performing development services where development activities are funded solely by Sandoz AG or partly by proportion where development costs are shared between us and Sandoz AG. The parties will share profits in varying proportions, depending on the product. Sandoz AG is responsible for funding all of the legal expenses incurred under the Second Sandoz Collaboration Agreement; however a portion of certain legal expenses will be offset against the profit-sharing amounts in proportion to our profit sharing interest.

In December 2007, Sandoz submitted to the FDA an ANDA seeking approval to market our joint product M356 in the United States containing a Paragraph IV certification. This is a certification by the ANDA applicant that the patent relating to the drug product that is the subject of the ANDA is invalid, unenforceable or will not be infringed. In July 2008, the FDA notified Sandoz that it had accepted the ANDA for review as of December 27, 2007. In addition, the FDA’s published database indicates that the first substantially complete ANDA submitted for glatiramer acetate injection containing a Paragraph IV certification was filed on December 27, 2007, making Sandoz’s ANDA eligible for the grant of a 180-day generic exclusivity period upon approval. Under applicable laws, there are a number of ways an ANDA applicant may forfeit its 180-day exclusivity, including if the applicant fails to achieve at least tentative approval within 30 months after the date on which the ANDA is filed. Because tentative approval for the M356 ANDA was not received in the specified 30 months, the 180-day exclusivity period will be forfeited unless the exception to the forfeiture rule applies.  We will not know whether the exception applies, or whether other forfeiture events apply, unless and until the FDA approves the ANDA and the product is launched. We and Sandoz are in regular communication with the FDA to address any additional questions or requests that it may have as it continues the review of Sandoz’s application.

Since 2008, Teva has filed four Citizen Petitions with FDA requesting FDA deny approval of any ANDA filed for generic Copaxone. The FDA has denied each of the Citizen Petitions. We anticipate Teva will continue to engage in activities that seek to challenge the approval of our M356 ANDA.

Subsequent to FDA’s acceptance of the ANDA for review, in August 2008, Teva and related entities and Yeda Research and Development Co., Ltd., filed suit against us and Sandoz in the United States Federal District Court in the Southern District of New York. The suit alleged infringement related to four of the seven Orange Book patents listed for Copaxone. We and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against us and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book patents and one non-Orange book patent expire in May 2014 and one non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. Section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. In July 2012, we appealed the decision to the CAFC, and on July 26, 2013, the CAFC issued a written opinion invalidating several of the patents, including the one patent set to expire in 2015.  Several patents expiring in May 2014 remain in force. The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. Teva has announced its intention to seek further appellate review.

In December 2009, in a separate action in the same court, Teva sued Sandoz, Novartis AG and us for patent infringement related to certain other non-Orange Book patents seeking declaratory and injunctive relief that would prohibit the launch of our product until the last to expire of these patents as well as damages in the event that Sandoz has launched the product. In January 2010, we and Sandoz filed a motion to dismiss this second suit on several grounds. On July 16, 2013, the motion to dismiss the suit was granted.

If Teva seeks appellate review and the decision in the first suit is reversed on appeal, or if Teva seeks appellate review of the second suit and is successful in an appeal of the second suit, the final approval and launch of M356 could be significantly delayed until expiration of the relevant patents, which could impair our ability to commercialize M356 and materially harm our business. Litigation involves many risks and uncertainties, and there is no assurance that Novartis AG, Sandoz or we will prevail in either lawsuit.

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

In December 2011, we and Baxter entered into the Baxter Agreement under which we agreed to collaborate, on a world-wide basis, on the development and commercialization of up to six biosimilars. The Baxter Agreement became effective in February 2012. We have announced the following three products in development under the Baxter Agreement:

•                  M923, a biosimilar for a branded biologic indicated for autoimmune and inflammatory disease, is our most advanced biosimilar. We are working toward a 2014 IND submission.

•                  M834, also indicated for autoimmune and inflammatory disease. We are working toward achievement of a pre-defined “minimum development criteria” license payment in 2014.

•                  M511, a monoclonal antibody for oncology. We are working toward achievement of a pre-defined “minimum development criteria” license payment in 2014.

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

In March 2010, with the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCI, an abbreviated pathway for the approval of biosimilars and interchangeable biologics was created. The new abbreviated regulatory pathway established legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable,” based on its similarity to an existing brand product.

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

The new law is complex and is in the initial stages of being interpreted and implemented by the FDA. As a result, we expect that its ultimate impact, implementation and meaning will be subject to uncertainty for years to come.

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

In April 2012, we initiated a Phase 1/2 proof-of-concept clinical study in patients with advanced metastatic pancreatic cancer. The trial consists of two parts and will evaluate the safety, potential efficacy, pharmacokinetics and pharmacodynamics of M402 in combination with nab-paclitaxel and gemcitabine (nab-paclitaxel was added to the trial design by a protocol amendment in April 2013). Part A is an open-label, multiple ascending dose escalation study. We have completed several cohorts in Part A of the trial, including one with the new regimen of M402 plus nab-paclitaxel and gemcitabine. Dose escalation data from Part A are expected during the first half of 2014. Pending successful completion of this phase, we expect to initiate Part B of the trial, which will be a randomized, controlled study investigating the safety and antitumor activity of M402 administered in combination with nab-paclitaxel and gemcitabine, compared with nab-paclitaxel and gemcitabine alone.

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

Sialylation Technology

We are applying our proprietary sialylation technology, a method to add sialic acid to proteins, to modify immunoglobulin G, or IgG, antibodies in IVIG, a drug that is currently used to treat autoimmune and inflammatory disease. Our objective is to further potentiate the anti-inflammatory activities of these antibodies and to potentially develop drugs with differentiated attributes such as enhanced efficacy and/or a wider therapeutic window that address autoimmune and inflammatory diseases. To date, we have made substantial progress in this program by demonstrating that sialylating Fc-linked glycans of IgG antibodies can enhance anti-inflammatory effects in a nonclinical model, consistent with the findings previously published by Dr. Jeffrey Ravetch of The Rockefeller University. On the development front, we continue to advance toward identifying a development candidate. Our current activities are: first, to continue to investigate and validate the biology of sialylated IVIG to inform our selection of a potential clinical indication, and second, to define the specific product, or products, we would consider advancing into the clinic. We could apply our sialylation technology to develop a sialylated plasma-derived IVIG product, or a recombinant sialylated Fc product. We continue to investigate both approaches, and expect to have data later this year that will help guide our development efforts.

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

Results of Operations

Three Months Ended June 30, 2013 and 2012

Collaboration Revenue

Collaboration revenue includes product revenue and research and development revenue earned under our collaborative arrangements. Product revenue consists of profit share, royalties and commercial milestones earned from Sandoz on sales of Enoxaparin Sodium Injection following its commercial launch in July 2010. During the three months ended June 30, 2013, we earned $1.6 million in royalties on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $57 million. During the three months ended June 30, 2012, we earned $19.4 million in royalties on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $156.0 million. The decrease in our product revenue of $17.8 million, or 92%, from the 2012 period to the 2013 period is due to decreased unit sales due to lower market share and lower prices in response to competitor pricing reductions on enoxaparin. In the three months ended June 30, 2013 and 2012, we recorded a reduction in product revenue of $3.8 million and $3.9 million, respectively, for an annual adjustment to our contractual share of certain development and legal expenses. In addition, in the three months ended June 30, 2012, we recorded $2.3 million of product revenue related to the three month period ended March 31, 2012 that had not previously been reported to us by Sandoz.

Research and development revenue generally consists of amounts earned by us:

•                  under the 2003 Sandoz Collaboration and 2006 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs;

•                  under the 2006 Sandoz Collaboration for amortization of the equity premium; and

•                  under the Baxter Agreement for amortization of an upfront payment.

In the quarter ended June 30, 2013, we incurred reimbursable research and development costs under the Baxter Agreement and therefore we recognized research and development revenue. Research and development revenue was $2.7 million and $2.5 million for the three months ended June 30, 2013 and 2012, respectively. The increase in research and development revenue of $0.2 million, or 8%, from the 2012 period to the 2013 period is primarily due to reimbursable activities for our biosimilars program.

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

Research and Development Expense

Research and development expense for the three months ended June 30, 2013 was $22.0 million, compared with $20.0 million for the three months ended June 30, 2012. The increase of $2.0 million, or 10%, from the 2012 period to the 2013 period resulted primarily from increases of: $1.2 million in personnel and related costs associated with our headcount growth to support our programs; $0.3 million in professional fees primarily related to consulting for our biosimilars program; $0.2 million in depreciation and amortization due to increased capital expenditures for the build-out of our biologics infrastructure; $0.1 million in process development, manufacturing and third-party research costs related to our biosimilars program; and $0.1 million in laboratory expenses in support of our programs.

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

The following table summarizes the primary components of our research and development external expenditures, including amortization of our intangible assets, for each of our principal commercial and development programs for the three months ended June 30, 2013 and 2012. The figures in the table include project expenditures incurred by us and reimbursed by our collaborative partner, but exclude project expenditures incurred by our collaborative partner. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing our research and development activities. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Research and Development Expense (in thousands)
Commercial and Development Programs (Status)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Project Inception to June 30, 2013

Enoxaparin Sodium Injection (ANDA approved July 2010)	$192	$312	$52,020
M356 (ANDA Filed)	247	768	45,438
M402 (Phase 1/2)	768	1,392	16,208
Biosimilars (Development)	3,723	1,851	18,695
Discovery programs	381	299
Research and development internal costs	16,683	15,389

Total research and development expense	$21,994	$20,011

The decrease of $0.1 million in external expenditures for Enoxaparin Sodium Injection from the 2012 period to the 2013 period was due to manufacturing activities assumed by Sandoz. The decrease of $0.5 million in M356 external expenditures from the 2012 period to the 2013 period was primarily due to timing of process development activities, manufacturing and third-party research costs. The decrease of $0.6 million in M402 external expenditures from the 2012 period to the 2013 period was principally due to timing of costs incurred in connection with our Phase 1/2 proof-of-concept clinical study. The increase of $1.9 million in biosimilars external expenditures from the 2012 period to the 2013 period was due to the timing of process development and third-party research costs to fund the build-out of our biologics infrastructure to support product development under our Baxter collaboration. Discovery program external expenditures increased by $0.1 million from the 2012 period to the 2013 period as due to funding of our sialylation technology program.

Research and development internal costs consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation. The increase of $1.3 million from the 2012 period to the 2013 period was due to additional research and development headcount and related costs in support of our development programs.

General and Administrative

General and administrative expense for the three months ended June 30, 2013 was $11.5 million, compared to $12.4 million for the three months ended June 30, 2012. General and administrative expense decreased by $0.9 million, or 7%, from the 2012 period to the 2013 period due to a decrease in professional fees principally due to decreased legal fees relating to Enoxaparin Sodium Injection patent litigation.

Interest Income

Interest income on available-for-sale marketable securities was $0.2 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively.

Other Income

Other income was $58,000 and zero for the three months ended June 30, 2013 and 2012, respectively. The increase in other income from the 2012 period to the 2013 period was due to the commencement of income recognition related to a job creation tax award in the fourth quarter of 2012.

Six Months Ended June 30, 2013 and 2012

Collaboration Revenue

During the six months ended June 30, 2013, we earned $7.0 million in royalties on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $104 million. During the six months ended June 30, 2012, we earned $41.4 million in part on a profit share and in part on a royalty on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $332.0 million. The decrease in our product revenue of $34.4 million, or 83%, from the 2012 period to the 2013 period is due to a change in the contractual basis of our earned product revenues from hybrid profit share / royalty to straight royalty following the January 2012 launch of a third-party competitor’s generic Lovenox®, as well as decreased unit sales due to lower market share, and lower prices in response to competitor pricing reductions on enoxaparin.

Research and development revenue generally consists of amounts earned by us:

•                  under the 2003 Sandoz Collaboration and 2006 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs;

•                  under the 2006 Sandoz Collaboration for amortization of the equity premium; and

•                  under the Baxter Agreement for amortization of an upfront payment.

In the three months ended June 30, 2013, we incurred reimbursable research and development costs under the Baxter Agreement and therefore we recognized research and development revenue. Research and development revenue was $4.9 million and $4.7 million for the six months ended June 30, 2013 and 2012, respectively. The increase in research and development revenue of $0.2 million, or 4%, from the 2012 period to the 2013 period is primarily due to reimbursable activities for our biosimilars program.

Research and Development Expense

Research and development expense for the six months ended June 30, 2013 was $44.3 million, compared with $38.6 million for the six months ended June 30, 2012. The increase of $5.7 million, or 15%, from the 2012 period to the 2013 period resulted primarily from increases of: $2.9 million in personnel and related costs associated with our headcount growth to support our programs; $1.9 million in process development, manufacturing and third-party contract research costs related to our biosimilars and novel products programs and clinical trial expenses associated with our M402 Phase 1/2 clinical study; $0.6 million in professional fees primarily related to consulting fees to support our programs; and $0.3 million in facility and related costs principally due to depreciation on capital equipment.

The following table summarizes the primary components of our research and development external expenditures, including amortization of our intangible assets, for each of our principal commercial and development programs for the six months ended June 30, 2013 and 2012. The figures in the table include project expenditures incurred by us and reimbursed by our collaborative partner, but exclude project expenditures incurred by our collaborative partner. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing our research and development activities. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Research and Development Expense (in thousands)
Commercial and Development Programs (Status)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Project Inception to June 30, 2013

Enoxaparin Sodium Injection (ANDA approved July 2010)	$498	$780	$52,020
M356 (ANDA Filed)	876	2,375	45,438
M402 (Phase 1/2)	1,803	1,985	16,208
Biosimilars (Development)	7,257	2,452	18,695
Discovery programs	773	555
Research and development internal costs	33,119	30,425

Total research and development expense	$44,326	$38,572

The decrease of $0.3 million in external expenditures for Enoxaparin Sodium Injection from the 2012 period to the 2013 period was due to manufacturing activities assumed by Sandoz. The decrease of $1.5 million in M356 external expenditures from the 2012 period to the 2013 period was primarily due to timing of process development activities, manufacturing and third-party research costs. The decrease of $0.2 million in M402 external expenditures from the 2012 period to the 2013 period was principally due to costs incurred in connection with our Phase 1/2 proof-of-concept clinical study. The increase of $4.8 million in biosimilars external expenditures from the 2012 period to the 2013 period was due to the timing of process development and third-party research costs to fund the build-out of our biologics infrastructure to support product development under our Baxter collaboration. Discovery program external expenditures increased by $0.2 million from the 2012 period to the 2013 period as due to funding of our sialylation technology program.

Research and development internal costs consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation. The increase of $2.7 million from the 2012 period to the 2013 period was due to additional research and development headcount and related costs in support of our development programs.

General and Administrative

General and administrative expense for the six months ended June 30, 2013 was $21.2 million, compared to $23.3 million for the six months ended June 30, 2012. General and administrative expense decreased by $2.1 million, or 9%, from the 2012 period to the 2013 period principally due to decreased legal fees relating to Enoxaparin Sodium Injection patent litigation.

Interest Income

Interest income on available-for-sale marketable securities was $0.5 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively.

Other Income

Other income was $0.1 million and zero for the six months ended June 30, 2013 and 2012, respectively. The increase of $0.1 million from the 2012 period to the 2013 period was due to the commencement of income recognition related to a job creation tax award in the fourth quarter of 2012.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities, payments from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, including profit share/royalty payments related to sales of Enoxaparin Sodium Injection, and borrowings from our lines of credit and capital lease obligations. Since our inception, we have received $406 million through private and public issuance of equity securities. As of June 30, 2013, we had received a cumulative total of $567 million from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, a $33.0 million upfront payment under the Baxter Agreement, $4.0 million from debt financing, $9.2 million from capital lease obligations and $3.2 million from our landlord for leasehold improvements related to our corporate facility and additional funds from interest income. The January 2012 launch of a third-party competitor’s enoxaparin product triggered a change under the terms of our agreement with Sandoz in the basis of our product revenue from profit share to a royalty that is based on Sandoz’s net sales of Enoxaparin Sodium Injection.

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

At June 30, 2013, we had $300.2 million in cash, cash equivalents and marketable securities and $3.1 million in accounts receivable. In addition, we also held approximately $20.0 million in restricted cash, of which $17.5 million serves as collateral for a security bond posted in the litigation against Actavis, Amphastar and International Medical Systems, Ltd. Our funds at June 30, 2013 were primarily invested in senior debt of government-sponsored enterprises, commercial paper, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 24 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant market risk at June 30, 2013.

During the six months ended June 30, 2013, our operating activities used cash of $36.3 million. During the six months ended June 30, 2012, our operating activities provided cash of $35.3 million. The cash provided by or used in operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.

For the six months ended June 30, 2013, our net loss adjusted for non-cash items was $40.7 million. For the six months ended June 30, 2013, non-cash items include share-based compensation of $6.2 million, depreciation and amortization of our property, equipment and intangible assets of $4.1 million and amortization of purchased premiums on our marketable securities of $1.7 million. In addition, the net change in our operating assets and liabilities provided cash of $4.4 million and resulted from: a decrease in accounts receivable of $7.7 million due to lower Enoxaparin Sodium Injection prices in response to aggressive competitor pricing reductions; an increase in unbilled revenue of $0.7 million, primarily due to reimbursable activities for our biosimilars program; a decrease in prepaid expenses and other current assets of $0.6 million, primarily due to the receipt of a $1.1 million job creation tax award in the first quarter offset by advance payments made to contract research organizations for our M402 Phase 1/2 proof-of-concept clinical study; a decrease in accounts payable of $0.8 million primarily due to timing of legal fees and process development activities for our biosimilars program; a decrease in deferred revenue of $2.0 million, primarily due to the amortization of revenue related to the $33.0 million upfront payment made to us by Baxter in 2012 under our collaboration; a decrease in other current liabilities of $0.2 million as we straight-line rental expense related to one of our facilities; and a decrease in other long-term liabilities of $0.1 million as we recognize other income related to a job creation tax award.

For the six months ended June 30, 2012, our net loss adjusted for non-cash items was $3.9 million. For the six months ended June 30, 2012, non-cash items include share-based compensation of $6.7 million, depreciation and amortization of our property, equipment and intangible assets of $3.4 million and amortization of purchased premiums on our marketable securities of $1.2 million. In addition, the net change in our operating assets and liabilities provided cash of $39.1 million and resulted from: a decrease in accounts receivable of $8.8 million, due to a decrease in product revenues from the net sales of Enoxaparin Sodium Injection by Sandoz, due primarily to lower pricing, and by a contractual change in the basis of calculating our Enoxaparin Sodium Injection product revenue, both related to the launch of a competitor’s generic Lovenox in January 2012; a decrease in unbilled revenue of $1.7 million, resulting from lower reimbursable manufacturing activities for our M356 program including amounts due Sandoz for shared development costs; an increase in prepaid expenses and other current assets of $0.3 million, primarily due to advance payments made for renewals of vendor maintenance agreements and advance payments to clinical research organizations for our M402 Phase 1/2 proof-of-concept clinical study; an increase in restricted cash of $2.5 million due to the designation of this cash as collateral for a letter of credit related to the lease of office and laboratory space at our headquarters located at 675 West Kendall Street; a decrease in accounts payable of $0.9 million, primarily due to the timing of payments to vendors for M356 manufacturing activities; an increase in accrued expenses of $1.6 million resulting from the timing of Enoxaparin Sodium Injection litigation expenses and process development activities for our biosimilars program; and an increase in deferred revenue of $30.5 million, primarily due to the $33.0 million upfront payment under the Baxter Agreement.

During the six months ended June 30, 2013, our investing activities provided cash of $8.5 million. In the six months ended June 30, 2013, we received $160.7 million from maturities of marketable securities and $3.8 million from sales of marketable securities. Additionally, during the first six months of 2013, we used $152.4 million of cash to purchase marketable securities and $3.6 million for the purchase of laboratory equipment and leasehold improvements.

During the six months ended June 30, 2012, our investing activities used cash of $17.8 million. In the six months ended June 30, 2012, we used $318.6 million of cash to purchase marketable securities and we received $312.7 million from maturities of marketable securities. Additionally, during the first six months of 2012, we used $7.2 million of cash for the purchase of laboratory equipment for our biosimilars and novel products programs and $4.7 million for leasehold improvements, furniture and computer equipment related to our leased laboratory and office space.

During the six months ended June 30, 2013 and 2012, financing activities provided cash of $1.3 million and $1.6 million, respectively, in the form of net proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, we believe that interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2013, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On August 28, 2008, Teva and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against us and Sandoz in the United States Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleged infringement related to four of the seven Orange Book patents listed for Copaxone and seeks declaratory and injunctive relief that would prohibit the launch of our product until the last to expire of these patents. We and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the Court consolidated the Mylan case with the case against us and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book patents and one non-Orange book patent expire in May 2014 and one non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. In July 2012, we appealed the decision to the CAFC, and on July 26, 2013, the CAFC issued a written opinion invalidating several of the nine patents, including the one patent set to expire in 2015. Several patents expiring in May 2014 remain in force. The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. Teva has announced its intention to seek further appellate review.

On December 10, 2009, in a separate action in the same court, Teva sued Sandoz, Novartis AG and us for patent infringement related to certain other non-Orange Book patents seeking declaratory and injunctive relief that would prohibit the launch of our product until the last to expire of these patents as well as damages in the event that Sandoz has launched the product. In January 2010, we and Sandoz filed a motion to dismiss this second suit on several grounds. On July 16, 2013 the motion to dismiss was granted.

If Teva seeks appellate review and the decision in the first suit is reversed on appeal, or if Teva seeks appellate review of the second suit and is successful in an appeal of the second suit, the final approval and launch of M356 could be significantly delayed until expiration of the relevant patents, which could impair our ability to commercialize M356 and materially harm our business. There are no damages being sought in the first suit, and at this time we believe a loss is not probable in the second. Litigation involves many risks and uncertainties, and there is no assurance that Novartis AG, Sandoz or we will ultimately prevail in either lawsuit.

On September 21, 2011, we and Sandoz sued Amphastar, Actavis, and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar) in the United States District Court for the District of Massachusetts for infringement of two of our patents. Also in September, 2011, we filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar, Actavis and International Medical Systems, Ltd. from selling their enoxaparin product in the United States. In October 2011, the District Court granted our motion for a preliminary injunction and entered an order enjoining Amphastar, Actavis and International Medical Systems, Ltd. from advertising, offering for sale or selling their enoxaparin sodium product in the United States until the conclusion of a trial on the merits and required us and Sandoz to post a security bond of $100 million in connection with the litigation. Amphastar, Actavis and International Medical Systems, Ltd. appealed the decision to the CAFC, and in January 2012, the CAFC stayed the preliminary injunction. In August 2012, the CAFC issued a written opinion vacating the preliminary injunction and remanding the case to the District Court. In September 2012, we filed a petition with the CAFC for rehearing by the full court en banc, which was denied. In February 2013, we filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court and in June 2013 the Supreme Court denied the petition. In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC and on July 19, 2013 the motion was granted.

We are evaluating whether to appeal the decision to the CAFC. In the event that the Company is not successful in any appeal, and Amphastar and Actavis are able to prove they suffered damages as a result of the preliminary injunction, we could be liable for damages for up to $35 million of the security bond. In June 2012, Amphastar filed a motion to increase the amount of the security bond, which we and Sandoz have opposed.  Litigation involves many risks and uncertainties, and there is no assurance that we or Sandoz will prevail in this patent enforcement suit.

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

We have incurred significant losses since our inception in May 2001. At June 30, 2013, our accumulated deficit was $215.0 million. We may incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our other drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.

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

Our near-term ability to generate product revenue depends, in large part, on Sandoz’s continued ability to manufacture and commercialize Enoxaparin Sodium Injection, maintain pricing levels and market share and compete with Lovenox brand competition as well as authorized and other generic competition.

Sandoz is facing increasing competition and pricing pressure from brand, authorized generic and other currently-approved generic competitors, which has and will continue to impact Sandoz net sales of Enoxaparin Sodium Injection, which will therefore impact our product revenue. Furthermore, other competitors may in the future receive approval to market generic enoxaparin products which would further impact our product revenue.

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

If we are not successful in the patent litigation against Amphastar and Actavis and do not succeed in obtaining injunctive relief or damages, the reduction in our revenue stream will be permanent and our ability to fund future discovery and development programs may suffer. Furthermore, in the event that we are not successful in any appeal of the District Court decision, and Amphastar and Actavis are able to prove they suffered damages as a result of the preliminary injunction having been in effect, then we could be liable for such damages for up to $35 million of the security bond. This amount may be increased if Amphastar and Actavis are successful in their motion to increase the amount of the security bond.

In addition, if we are not successful in the patent case against Teva and do not succeed in obtaining injunctive relief or a declaratory judgment that we are entitled to damages for our lost profits due to infringing sales, and if Teva receives marketing approval, it will be able to commercialize a generic Lovenox. Under these circumstances, the resulting market price for our Enoxaparin Sodium Injection product may decline further and we may lose significant market share for Enoxaparin Sodium Injection. Consequently, our revenue would be reduced and our business, including our near-term financial results and our ability to fund future discovery and development programs, may suffer.

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

•                  restricting access to reference brand products for equivalence and biosimilarity testing that interfere with timely generic and biosimilar development plans, respectively;

•                  conducting medical education with physicians, payors and regulators that claim that generic or biosimilar products are too complex for generic or biosimilar approval and influence potential market share;

•                  seeking state law restrictions on the substitution of generic and biosimilar products at the pharmacy without the intervention of a physician or through other restrictive means such as excessive recordkeeping requirements or patient and physician notification;

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

We expect that certain of our product candidates may face intense and increasing competition from other manufacturers of generic and/or branded products. For example, in September 2009, Mylan announced that the FDA had accepted for filing its ANDA for generic Copaxone and in 2011 Synthon announced that it submitted an ANDA to the FDA for a generic Copaxone. Furthermore, as patents for branded products and related exclusivity periods expire, manufacturers of generic products may receive regulatory approval for generic equivalents and may be able to achieve significant market share. As this happens, and as branded manufacturers launch authorized generic versions of such products, market share, revenues and gross profit typically decline, in some cases, dramatically. If any of our generic or biosimilar product offerings, including M356, enter markets with a number of competitors, we may not achieve significant market share, revenues or gross profit. In addition, as other generic products are introduced to the markets in which we participate, the market share, revenues and gross profit of our generic products could decline.

If an improved version of a reference brand product, such as Copaxone, is developed that has a new product profile and labeling, the improved version of the product could significantly reduce the market share of the original reference brand product, and may cause a significant decline in sales or potential sales of our generic and biosimilar products.

Brand companies may develop improved versions of a reference brand product as part of a life cycle extension strategy, and may obtain approval of the improved version under a supplemental new drug application, for a drug, or biologics license application for a biologic. Should the brand company succeed in obtaining an approval of an improved product, it may capture a significant share of the collective reference brand product market and significantly reduce the market for the original reference brand product and thereby the potential size of the market for our generic or biosimilar products.  For example, Teva announced its plans to submit a Supplemental NDA to the FDA for marketing approval of a 3-times a week dose of Copaxone. If Teva’s formulation is approved, this formulation would compete with our M356 product, if approved.  .In addition, the improved product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the improved product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.

If the market for a reference brand product, such as Copaxone, significantly declines, sales or potential sales of our generic and biosimilars product and product candidates may suffer and our business would be materially impacted.

Competition in the biotechnology industry is intense. Brand name products face competition on numerous fronts as technological advances are made or new products are introduced. As new products are approved that compete with the reference brand product to our generic product and generic or biosimilar product candidates, such as Copaxone, sales of the reference brand products may be significantly and adversely impacted and may render the reference brand product obsolete

We anticipate current injectable treatments commonly used to treat multiple sclerosis, including Copaxone, to experience competition from a number of novel drug products, including oral therapies. These novel drugs may offer patients a more convenient form of administration than Copaxone and may provide increased efficacy

If the market for the reference brand product is impacted, we in turn may lose significant market share or market potential for our generic or biosimilar products and product candidates, and the value for our generic or biosimilar pipeline could be negatively impacted. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.

If Teva is successful in appealing the CAFC decision in the ongoing Copaxone patent litigation, we may not be able to launch M356, if approved by the FDA, until September 2015.

In July 2012, the District Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book patents and one non-Orange book patent expire in May 2014 and one non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. In July 2012, we appealed the decision to the Court of Appeals for the Federal Circuit and on July 26, 2013, the CAFC issued a written opinion invalidating several of the nine patents, including the one patent set to expire in 2015. Teva has indicated that it will seek appellate review of this decision.

If the decision is reversed on appeal, the launch of M356, if approved, may not occur until September 2015, which could impair our ability to commercialize M356 and our business could be materially harmed.

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

As of June 30, 2013, we had cash, cash equivalents and marketable securities totaling $300.2 million. For the six months ended June 30, 2013, we had a net loss of $53.0 million and cash used in operating activities of $36.3 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements may vary depending on the following:

•                  the level of sales of Enoxaparin Sodium Injection;

•                  a final decision, after appeal, is issued in favor of Teva in its patent infringement litigation matters against us;

•                  the timing of the approval, launch and commercialization of our product candidates, including M356;

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

We also anticipate that application of the existing and evolving reimbursement regimes to biosimilar products will be somewhat uncertain as CMS determines whether to apply generic drug reimbursement approaches or to develop new mechanisms for assigning reimbursement codes to biosimilar products. Reimbursement uncertainty could adversely impact market acceptance of biosimilar products.

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

The FDA has reported that it has a substantial backlog of ANDA filings that have resulted in significant delays in the review and approval of ANDAs and amendments or supplements due to insufficient staffing and resources. Resource constraints have also resulted in significant delays in conducting ANDA-related pre-approval inspections. Enactment of user fee legislation in 2012 is only beginning to fund additional resources and the impact of the new legislation which implements goals and metrics for application review has been reported by the FDA to have had limited impact to this backlog and the delays as it recruits and trains new FDA staff. Until such time as resources are actually increased and in place at the FDA, our applications and supplements may be subject to significant delays during their review cycles. In addition, if a user fee statute is enacted, we may become liable for fees that could be material to our earnings.

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

•                  failure of Enoxaparin Sodium Injection to sustain profitable sales or market share that meet expectations of securities analysts;

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

Item 6.          Exhibits

10.1	Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan (incorporated by reference to Exhibit A of the registrant’s definitive proxy statement filed on April 22, 2013).

10.2

Form of Stock Option Agreement under the Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on June 13, 2013).

10.3

Form of Restricted Stock Agreement under the Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on June 13, 2013).

10.4	Second Amendment to Sublease Agreement, dated May 24, 2013, by and between BMR-Rogers Street LLC and the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to Unaudited, Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: August 6, 2013
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)
Date: August 6, 2013

	By:	/s/ Richard P. Shea
Richard P. Shea, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)