Form 10-Q
period 2013-09-30
MOMENTA PHARMACEUTICALS INC
filed 2013-11-08
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of November 4, 2013.

Class	Number of Shares
Common Stock $0.0001 par value	52,298,132

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$37,131	$52,990
Marketable securities	238,766	287,613
Accounts receivable	6,402	10,811
Unbilled revenue	5,345	800
Prepaid expenses and other current assets	5,378	4,953

Total current assets	293,022	357,167
Property and equipment, net	24,395	22,380
Restricted cash	20,719	19,971
Intangible assets, net	5,915	6,711
Other long-term assets	156	400

Total assets	$344,207	$406,629

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,194	$3,580
Accrued expenses	11,774	9,641
Deferred revenue	4,438	4,426
Other current liabilities	479	514

Total current liabilities	22,885	18,161
Deferred revenue, net of current portion	24,260	27,269
Other long-term liabilities	1,074	712

Total liabilities	48,219	46,142
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 5,000 shares authorized at September 30, 2013 and December 31, 2012, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value per share designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized at September 30, 2013 and December 31, 2012, 52,289 and 51,709 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	5	5
Additional paid-in capital	536,261	522,422
Accumulated other comprehensive income	120	111
Accumulated deficit	(240,398)	(162,051)

Total stockholders’ equity	295,988	360,487

Total liabilities and stockholders’ equity	$344,207	$406,629

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Collaboration revenues:
Product revenue	$4,774	$2,579	$11,798	$43,960
Research and development revenue	5,977	2,523	10,918	7,233
Total collaboration revenue	10,751	5,102	22,716	51,193

Operating expenses:
Research and development*	27,435	20,233	71,771	58,805
General and administrative*	8,977	10,999	30,202	34,309
Total operating expenses	36,412	31,232	101,973	93,114

Operating loss	(25,661)	(26,130)	(79,257)	(41,921)

Other income:
Interest income	224	308	736	950
Other income	55	—	174	—
Total other income	279	308	910	950

Net loss	$(25,382)	$(25,822)	$(78,347)	$(40,971)

Basic and diluted net loss per share	$(0.50)	$(0.51)	$(1.54)	$(0.81)

Weighted average shares used in computing basic and diluted net loss per share	51,055	50,500	50,813	50,365

Comprehensive loss:
Net loss	$(25,382)	$(25,822)	$(78,347)	$(40,971)
Net unrealized holding gains on available-for-sale marketable securities	98	185	9	252
Comprehensive loss	$(25,284)	$(25,637)	$(78,338)	$(40,719)

* Non-cash share-based compensation expense included in operating expenses is as follows:

Research and development	$1,359	$1,530	$3,969	$4,317
General and administrative	$1,796	$2,019	$5,387	$5,943

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(78,347)	$(40,971)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,545	4,591
Share-based compensation expense	9,356	10,260
Amortization of premium on investments	2,627	2,177
Amortization of intangibles	796	796
Impairment of equity investment	244	—
Loss on disposal of assets	—	3
Changes in operating assets and liabilities:
Accounts receivable	4,409	23,220
Unbilled revenue	(4,545)	1,581
Prepaid expenses and other current assets	302	(1,017)
Restricted cash	(748)	(2,471)
Accounts payable	2,614	2,012
Accrued expenses	2,133	(1,182)
Deferred revenue	(2,997)	29,191
Other current liabilities	(284)	168
Other long-term liabilities	(116)	(144)

Net cash (used in) provided by operating activities	(60,011)	28,214

Cash Flows from Investing Activities:
Purchases of property and equipment	(6,560)	(14,613)
Purchases of marketable securities	(178,162)	(434,404)
Proceeds from maturities of marketable securities	220,569	454,751
Proceeds from sales of marketable securities	3,822	—
Purchase of equity investment	—	(400)

Net cash provided by investing activities	39,669	5,334

Cash Flows from Financing Activities:
Proceeds from issuance of common stock under stock plans	4,483	2,104

Net cash provided by financing activities	4,483	2,104

(Decrease) increase in cash and cash equivalents	(15,859)	35,652
Cash and cash equivalents, beginning of period	52,990	49,245

Cash and cash equivalents, end of period	$37,131	$84,897

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

Net Loss Per Common Share

The Company computes basic net loss per common share by dividing net loss by the weighted average number of common shares outstanding, which includes common stock issued as a result of public offerings, stock option exercises, stock purchased under the Company’s employee stock purchase plan and vesting of shares of restricted common stock. The Company computes diluted net loss per common share by dividing net loss by the weighted average number of common shares and potential shares from outstanding stock options and unvested restricted stock determined by applying the treasury stock method.

The following table presents anti-dilutive shares for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average anti-dilutive shares related to:
Outstanding stock options	4,719	3,959	4,799	3,661
Restricted stock awards	910	1,179	928	1,048

Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same for the three and nine months ended September 30, 2013 and 2012. Anti-dilutive shares comprise the impact of the number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income. Furthermore, performance-based restricted common stock awards which vest based upon U.S. Food and Drug Administration, or FDA, approval for M356 in the United States were excluded from diluted shares outstanding as the vesting condition had not been met as of September 30, 2013.

Fair Value Measurements

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value hierarchy level is determined by the lowest level of significant input. Financial assets measured at fair value on a recurring basis are summarized as follows (in thousands):

Description	Balance as of September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$31,495	$31,495	$—	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	47,810	—	47,810	—
Corporate debt securities	96,726	—	96,726	—
Commercial paper obligations	45,499	—	45,499	—
Foreign government bonds	27,005	—	27,005	—
Asset-backed securities	21,726	—	21,726	—

Total	$270,261	$31,495	$238,766	$—

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$47,940	$47,940	$—	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	51,225	—	51,225	—
Corporate debt securities	158,913	—	158,913	—
Commercial paper obligations	65,138	—	65,138	—
Foreign government bonds	12,337	—	12,337	—

Total	$335,553	$47,940	$287,613	$—

During the three and nine months ended September 30, 2013, there were no transfers between Level 1 and Level 2 financial assets. The Company did not have any non-recurring fair value measurements on any assets or liabilities at September 30, 2013 and December 31, 2012. The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, accounts receivable, unbilled revenue, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

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

The Company invests its excess cash balances in short-term and long-term marketable debt securities. The Company classifies its investments in marketable debt securities as available-for-sale based on facts and circumstances present at the time it purchased the securities. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in interest income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company reviewed its investments with unrealized losses and concluded that no other-than-temporary impairment existed at September 30, 2013 as it has the ability and intent to hold these investments to maturity and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company did not record any impairment charges related to its marketable securities during the three and nine months ended September 30, 2013 and 2012. The Company’s marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. The Company’s cash equivalents are composed of money market funds.

The Company’s financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by its pricing services as of September 30, 2013 and December 31, 2012.

The following tables summarize the Company’s cash, cash equivalents and marketable securities at September 30, 2013 and December 31, 2012 (in thousands):

As of September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$37,131	$—	$—	$37,131
U.S. Government-sponsored enterprise obligations
Due in one year or less	21,997	10	—	22,007
Due in two years or less	25,804	3	(4)	25,803
Corporate debt securities
Due in one year or less	82,889	33	(6)	82,916
Due in two years or less	13,790	20	—	13,810
Commercial paper obligations due in one year or less	45,454	45	—	45,499
Foreign government bonds
Due in one year or less	25,380	29	(6)	25,403
Due in two years or less	1,602	—	—	1,602
Asset-backed securities
Due in one year or less	13,672	—	(1)	13,671
Due in two years or less	8,058	—	(3)	8,055
Total	$275,777	$140	$(20)	$275,897

Reported as:
Cash and cash equivalents	$37,131	$—	$—	$37,131
Marketable securities	238,646	140	(20)	238,766

Total	$275,777	$140	$(20)	$275,897

As of December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$52,990	$—	$—	$52,990
U.S. Government-sponsored enterprise obligations
Due in one year or less	6,000	—	—	6,000
Due in two years or less	45,195	30	—	45,225
Corporate debt securities
Due in one year or less	76,500	19	(11)	76,508
Due in two years or less	82,363	72	(30)	82,405
Commercial paper obligations due in one year or less	65,104	34	—	65,138
Foreign government bonds
Due in one year or less	7,390	—	(1)	7,389
Due in two years or less	4,950	—	(2)	4,948

Total	$340,492	$155	$(44)	$340,603

Reported as:
Cash and cash equivalents	$52,990	$—	$—	$52,990
Marketable securities	287,502	155	(44)	287,613

Total	$340,492	$155	$(44)	$340,603

At September 30, 2013 and December 31, 2012, the Company held 21 and 28 marketable securities, respectively, that were in a continuous unrealized loss position for less than one year. At September 30, 2013 and December 31, 2012, no marketable securities were in a continuous unrealized loss position for greater than one year.

The unrealized losses were caused by fluctuations in interest rates. The following table summarizes the aggregate fair value of these securities at September 30, 2013 and December 31, 2012 (in thousands):

	As of September 30, 2013		As of December 31, 2012
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
U.S. Government-sponsored enterprise obligations due in two years or less	$16,797	$(4)	$—	$—
Corporate debt securities
Due in one year or less	$27,578	$(6)	$48,196	$(11)
Due in two years or less	$—	$—	$35,333	$(30)
Foreign government bonds
Due in one year or less	$6,535	$(6)	$5,100	$(1)
Due in two years or less	$—	$—	$3,345	$(2)
Asset-backed securities
Due in one year or less	$13,671	$(1)	$—	$—
Due in two years or less	$8,055	$(3)	$—	$—

Income Taxes

The Company generated U.S. taxable income during the years ended December 31, 2011 and 2010, and as a result, utilized $190.9 million and $26.3 million, respectively, of its available federal net operating loss carryforwards to offset this income. At December 31, 2012, the Company had federal and state net operating loss carryforwards of $41.4 million and $35.5 million, respectively, available to reduce future taxable income and which will expire at various dates through 2032. Of this amount, approximately $12.1 million of federal and state net operating loss carryforwards relate to stock option deductions for which the related tax benefit will be recognized in equity when realized. At

December 31, 2012, the Company had federal and state research and development and other credit carryforwards of $6.5 million and $3.3 million, respectively, available to reduce future tax liabilities. The federal and state research and development credit carryforwards will expire at various dates beginning in 2024 through 2032 and 2013 through 2027, respectively.

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

The following tables summarize the changes in accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2013 (in thousands):

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of June 30, 2013	$22
Other comprehensive income before reclassifications	98
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income	98
Balance as of September 30, 2013	$120

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of December 31, 2012	$111
Other comprehensive income before reclassifications	12
Amounts reclassified from accumulated other comprehensive income	(3)
Net current period other comprehensive income	9
Balance as of September 30, 2013	$120

The amounts reclassified from accumulated other comprehensive income (loss) represents realized gains on sales of marketable securities and are included in interest income in the consolidated statement of comprehensive loss.

3. Intangible Assets

As of September 30, 2013 and December 31, 2012, intangible assets, net of accumulated amortization, were as follows (in thousands):

		As of September 30, 2013		As of December 31, 2012
	Weighted Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core and developed technology	10	$10,257	$(4,342)	$10,257	$(3,546)
Non-compete agreement	2	170	(170)	170	(170)

Total intangible assets	10	$10,427	$(4,512)	$10,427	$(3,716)

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets as there is no other pattern of use that is reasonably estimable. Amortization expense was approximately $0.3 million for each of the three months ended September 30, 2013 and 2012. Amortization expense was approximately $0.8 million for each of the nine months ended September 30, 2013 and 2012.

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

The Company designated $0.7 million as collateral for a letter of credit related to the lease of office and laboratory space located at 320 Bent Street in Cambridge, Massachusetts. This balance will remain restricted through the lease term and during any lease term extensions. The Company will earn interest on the balance.

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

In July 2010, the FDA granted marketing approval of the ANDA for Enoxaparin Sodium Injection filed by Sandoz. The Company is paid at cost for external costs incurred for development and related activities and is paid for full time equivalents, or FTEs, performing development and related services. The profit-share or royalties Sandoz is obligated to pay the Company under the 2003 Sandoz Collaboration differ depending on whether (i) there are no third-party competitors marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), (ii) a Lovenox-Equivalent Product is being marketed by Sanofi-Aventis, which distributes the brand name Lovenox, or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, or (iii) there is one or more third-party which is not Sanofi-Aventis marketing a Lovenox-Equivalent Product. Until October 2011, no third-party competitors were marketing a Lovenox-Equivalent Product; therefore, Sandoz paid the Company 45% of the contractual profits from the sale of Enoxaparin Sodium Injection. Profits on sales of Enoxaparin Sodium Injection are calculated by deducting from net sales the cost of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. In October 2011, Sandoz confirmed that an authorized generic Lovenox-Equivalent Product was being marketed, which meant that Sandoz was obligated to pay the Company a royalty on its net sales of Enoxaparin Sodium Injection until the contractual profits from those net sales in a product year (July 1—June 30) reached a certain threshold, which was achieved in December 2011, at which point the Company reverted back to receiving profit share revenue. Additionally, in October 2011, FDA approved the ANDA for the enoxaparin product of Actavis and Amphastar. In January 2012, following the Court of Appeals for the Federal Circuit granting a stay of the preliminary injunction previously issued against them by the United States District Court, Actavis announced that it and Amphastar intended to launch their enoxaparin product. Consequently, Sandoz is obligated to pay the Company a royalty on net sales in each post-launch contract year, which for net sales up to a pre-defined sales threshold is payable at a 10% rate, and for net sales above the sales threshold increases to 12%. The Company earned royalties of $4.8 million and $11.8 million from Sandoz in the three and nine months ended September 30, 2013, respectively. The Company earned royalties of $2.6 million from Sandoz and hybrid profit share/royalties of $44.0 million from Sandoz during the three and nine months ended September 30, 2012, respectively.

If certain milestones were achieved with respect to Enoxaparin Sodium Injection under certain circumstances, Sandoz agreed to make payments to the Company which would reach $55 million. Under the 2003 Sandoz Collaboration, in July 2010, upon the achievement of a regulatory milestone the Company earned and recognized $5.0 million in research and development revenue. In addition, no third-party competitors had marketed a Lovenox-Equivalent Product as of July 2011, the one year anniversary of the FDA’s approval of Enoxaparin Sodium Injection. As a result, in the year ended December 31, 2011, the Company earned and recognized $10.0 million in product revenue upon the achievement of the commercial milestone. The Company is no longer eligible to receive milestones under the 2003 Sandoz Collaboration because the remaining milestones were contingent upon there being no third-party competitors marketing an interchangeable generic version of a Lovenox-Equivalent Product.

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

The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services, except with respect to any amounts due Sandoz for manufacturing raw material purchases, which are recorded on a net basis as an offset to the related development expense. Under the 2003 Sandoz Collaboration, the Company recorded research and development revenue of $0.6 million and $2.4 million in the three and nine months ended September 30, 2013, respectively, and $0.9 million and $3.1 million in the three and nine months ended September 30, 2012, respectively. There have been no such manufacturing raw material purchases since 2006.

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

Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG, an affiliate of Sandoz AG, at a per share price of $15.93 (the closing price of the Company’s common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million, which is being recognized in revenue on a straight-line basis over the estimated development period. In September 2013, the Company revised the estimate of the development period from approximately six years to approximately seven years due to a change in the period over which the Company’s remaining performance obligations will occur. The impact of this change in estimate on the Company’s net loss and net loss per share for the three months ended September 30, 2013 was immaterial. The Company recognized research and development revenue relating to this paid premium of approximately $0.2 million and $0.9 million for the three and nine months ended September 30, 2013, respectively. The Company recognized research and development revenue relating to this paid premium of approximately $0.5 million and $1.6 million for the three and nine months ended September 30, 2012, respectively. The portion of the equity premium that is unearned at September 30, 2013 is included in deferred revenue.

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

Costs, including development costs and the cost of clinical studies, will be borne by the parties in varying proportions, depending on the type of expense and the related product. All commercialization responsibilities and costs will be borne by Sandoz AG. Under the 2006 Sandoz Collaboration, the Company is paid at cost for any external costs incurred in the development of products where development activities are funded solely by Sandoz AG or partly in proportion where development costs are shared between the Company and Sandoz AG. The Company also is paid at a contractually specified rate for FTEs performing development services where development activities are funded solely by Sandoz AG or partly by proportion where development costs are shared between the Company and Sandoz AG. Upon commercialization, the Company will earn a 50% profit share on worldwide net sales of M356. Profits on net sales of M356 will be calculated by deducting from net sales the costs of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. Additionally, the Company is eligible to receive up to $163.0 million in milestone payments upon the achievement of certain regulatory, commercial and sales-based milestones for the products under the collaboration, which include: a $10.0 million regulatory milestone related to the approval by the FDA of M356, and $153.0 million in sales-based and commercial milestones, of which up to $140.0 million (including the M356 regulatory milestone) are U.S.-based milestones. The Company has concluded that the regulatory milestone pursuant to its 2006 Sandoz Collaboration is substantive. The Company evaluated factors such as the scientific and regulatory risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. Revenues from the non-refundable regulatory milestone are recognized as research and development revenue upon successful accomplishment of the milestone. Sales-based and commercial milestones are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met. The Company has not earned and therefore has not recognized any milestone payments under this arrangement.

The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services, except with respect to any amounts due Sandoz for shared development costs, which are recorded on a net basis. Under the 2006 Sandoz Collaboration, the Company recorded research and development revenue of $0.3 million and $0.8 million in the three and nine months ended September 30, 2013, respectively, and $0.2 million and $0.7 million in the three and nine months ended September 30, 2012, respectively. The Company recorded a reduction in research and development revenue for shared development costs of $0.6 million for each of the three and nine months ended September 30, 2013, and zero and $0.3 million for the three and nine months ended September 30, 2012, respectively, related to the shared development costs.

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

Under the Baxter Agreement, the Company agreed to collaborate, on a world-wide basis, on the development and commercialization of two biosimilar products, M923 and M834, indicated in the inflammatory and autoimmune therapeutic areas, or the initial products. In July 2012, Baxter selected a third biosimilar for inclusion in the collaboration known as M511, a monoclonal antibody for oncology. Baxter has the right until February 2015, to select up to three additional biosimilars to be included in the collaboration. The Company has initiated development of M511. The Company does not receive milestones related to the selection of additional products. The process for achieving milestones is as follows:

·                  Baxter selects an additional product to the collaboration and the Company initiates development.

·                  If the Company achieves pre-defined “minimum development” criteria related to the additional product, Baxter is given an option to exercise exclusive license rights.

·                  If Baxter exercises its exclusive license option to advance the product under the Baxter Agreement, the Company will earn a license payment.

·                  If the Company achieves pre-defined “technical development” criteria related to the initial product or additional product, the Company will earn a milestone payment.

·                  For the initial and additional products, if the Company either (a) submits an Investigational New Drug application, or IND, to the FDA or (b) is not required to file an IND, either referred to as the “Transition Period,” the Company will earn a milestone payment.

·                  Following the Transition Period, Baxter will assume responsibility for development of each biosimilar, and the Company has the potential to receive up to $300 million in regulatory milestones. These milestones are designed to reward the Company, on a sliding scale, for reducing the scope of the clinical activities required to develop each biosimilar.

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

The Company continues to advance toward achievement of defined milestones in 2014 for its three biosimilar products under development with Baxter. For its lead biosimilar M923, the milestones targeted for second half of 2014 are achievement of technical development criteria and the submission of an IND application. The achievement of development criteria would generate a license payment and a milestone payment for M511 and M834, respectively, in 2014. If all these milestones are achieved, the Company would be eligible to receive an aggregate of $26 million.

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

The Baxter Agreement may be terminated by:

·                  either party for breach by or bankruptcy of the other party;

·                  the Company in the event Baxter elects to terminate the Baxter Agreement with respect to both of the initial two products within a certain time period;

·                  Baxter for its convenience; or

·                  the Company in the event Baxter does not exercise commercially reasonable efforts to commercialize a product in the United States or other specified countries, provided that the Company also has certain rights to directly commercialize such product, as opposed to terminating the Baxter Agreement, in event of such a breach by Baxter.

In accordance with the Financial Accounting Standards Board’s ASU No. 2009-13: Multiple-Deliverable Revenue Arrangements (Topic 615), the Company identified all of the deliverables at the inception of the Baxter Agreement. The deliverables were determined to include (i) the development and product licenses to the two initial biosimilars and the four additional biosimilars, (ii) the research and development services related to the two initial biosimilars and the four additional biosimilars and (iii) the Company’s participation in a joint steering committee. The Company has determined that each of the license deliverables do not have stand-alone value apart from the related research and development services deliverables as there are no other vendors selling similar, competing products on a stand-alone basis, Baxter does not have the contractual right to resell the license, and Baxter is unable to use the license for its intended purpose without the Company’s performance of research and development services. As such, the Company determined that separate units of accounting exist for each of the six licenses together with the related research and development services, as well as the joint steering committee with respect to this arrangement. The estimated selling prices for these units of accounting were determined based on similar license arrangements and the nature of the research and development services to be performed for Baxter and market rates for similar services. The arrangement consideration of $61 million, which includes the $33 million upfront payment and aggregate option payments of $28 million, was allocated to the units of accounting based on the relative selling price method. Of the $61 million, $10.3 million has been allocated to the first initial product license together with the related research and development services, $10.3 million to each of the four additional product licenses with the related research and development services, $9.4 million has been allocated to the second initial product license together with the related research and development services due to that product’s stage of development at the time the license was delivered, and $114,000 has been allocated to the joint steering committee unit of accounting. The Company will commence revenue recognition for each of the six units of accounting related to the products upon delivery of the related development and product license and will record this revenue on a straight-line basis over the applicable performance period during which the research and development services will be delivered. The Company will recognize the revenue related to the joint steering committee deliverable over the applicable performance period during which the research and development services will be delivered. The Company has determined that the performance period for each of the combined six units of accounting consisting of the products and related research and development services, begins upon delivery of the related development and product license and ends upon FDA approval of the related product. The Company has also determined that the applicable performance period for the joint steering committee deliverable begins upon delivery of the first development and product license and ends upon the latest date of FDA approval. The Company currently estimates that the performance period for the two initial products, considering their respective stage of development, is approximately five and seven years, respectively, and the period of performance for the joint steering committee is approximately nine years. In 2012, the Company commenced recognition of the revenue allocated to the two initial products but not for the four additional products as those licenses have not been delivered. The Company recognized revenue relating to the amortized portion of the upfront payment of approximately $0.7 million and $2.1 million for the three and nine months ended September 30, 2013, respectively, and $0.8 million and $2.2 million for the three and nine months ended September 30, 2012, respectively. The portion of the upfront payment that is unearned at September 30, 2013 is included in deferred revenue.

The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services. In the three months ended June 30, 2013, the Company began billing Baxter external development costs for reimbursable activities related to one of the biosimilars in development under the Baxter Agreement. In the three months ended September 30, 2013, the Company commenced billing Baxter FTE fees for reimbursable activities related to one of the biosimilars in development under the Baxter Agreement. In the three and nine months ended, September 30, 2013, the Company recorded research and development revenue of $4.7 million and $5.4 million, respectively, for reimbursement from Baxter for research and development expenses incurred in connection with the Baxter Agreement.

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

Massachusetts Institute of Technology

The Company has an agreement dated November 1, 2002 with the Massachusetts Institute of Technology, or M.I.T., granting the Company various exclusive and non-exclusive worldwide licenses, with the right to grant sublicenses, under certain patents and patent applications relating to:

·                  methods and technologies for characterizing polysaccharides;

·                  certain heparins, heparinases and other enzymes; and

·                  synthesis methods.

In exchange for the licenses granted in the agreement, the Company has paid M.I.T. license maintenance fees, royalties on certain products and services covered by the licenses and sold by the Company or its affiliates or sublicensees, a percentage of certain other income received by the Company from corporate partners and sublicensees, and certain patent prosecution and maintenance costs.

The following table summarizes the license maintenance fees and royalties paid to M.I.T. and recorded in the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
License maintenance fees	$21	$39	$62	$143
Royalties	75	201	174	954

Total	$96	$240	$236	$1,097

Beginning in 2013, the annual license maintenance obligations, which extend through the life of the patents, are approximately $0.1 million per year. The annual payments may be applied towards royalties payable to M.I.T. for that year for product sales, sublicensing of the patent rights or joint development revenue. The annual license payment for 2013 was applied against cumulative royalties due for the nine months ended September 30, 2013.

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

Each share issued in connection with an award granted under the 2013 Plan, other than stock options and stock appreciation rights, will be counted against the 2013 Plan’s share reserve as 1.35 shares for every one share issued in connection with such award, while each share issued in connection with an award of stock options or stock appreciation rights will count against the share reserve as one share for every one share granted. At September 30, 2013, 3,182,240 shares are available for issuance under the 2013 Stock Incentive Plan.

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

Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the three months ended September 30, 2013 and 2012 was $3.2 million and $3.5 million, respectively. Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the nine months ended September 30, 2013 and 2012 was $9.4 million and $10.3 million, respectively.

Share-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan was $2.2 million and $2.0 million for the three months ended September 30, 2013 and 2012, respectively. Share-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan was $6.2 million and $5.7 million for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, the Company granted 1,320,821 stock options, of which 1,025,771 were granted in connection with annual merit awards, 153,050 were granted to new hires and 142,000 were granted to members of the Company’s Board of Directors. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below. The weighted average grant date fair value of option awards granted during the three months ended September 30, 2013 and 2012 was $9.52 and $8.35 per option, respectively. The weighted average grant date fair value of option awards granted during the nine months ended September 30, 2013 and 2012 was $7.33 and $9.20 per option, respectively.

The following tables summarize the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012
Expected volatility	65%	67%	63%	66%
Expected dividends	—	—	—	—
Expected life (years)	6.2	6.5	0.5	0.5
Risk-free interest rate	2.2%	1.1%	0.1%	0.1%

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
Expected volatility	62%	66%	64%	66%
Expected dividends	—	—	—	—
Expected life (years)	6.0	6.3	0.5	0.5
Risk-free interest rate	1.4%	1.3%	0.1%	0.1%

At September 30, 2013, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $13.4 million, net of estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.5 years.

During the nine months ended September 30, 2013, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 390,931 shares of common stock. Additionally, during the nine months ended September 30, 2013, the Company issued 80,219 shares of common stock to employees under the Company’s employee stock purchase plan.

Restricted Stock Awards

The Company has also made awards of restricted common stock to employees, officers and directors. During the nine months ended September 30, 2013, the Company awarded 140,300 shares of time-based restricted common stock to its officers in connection with its annual merit grant, 5,000 shares of time-based restricted common stock to a newly hired employee and 1,680 shares of performance-based restricted common stock to a newly hired employee. The time-based restricted common stock fully vests over the four years following the grant date. The performance condition that triggers vesting of the performance-based awards is the approval in the United States from the FDA for M356, the Company’s second major generic program, provided that approval occurs on or before March 28, 2015. The Company has granted 949,620 shares of restricted common stock tied to this M356 performance condition to its employees and officers. The awards of restricted common stock are generally forfeited if the employment relationship terminates with the Company prior to vesting.

The value of restricted stock awards is recognized as compensation cost in the Company’s consolidated statements of comprehensive loss over each award’s explicit or implicit service period. The Company estimates an award’s implicit service period based on its best estimate of the period over which an award’s vesting conditions will be achieved. The Company reevaluates these estimates on a quarterly basis and will recognize any remaining unrecognized compensation as of the date of an estimate revision over the revised remaining implicit service period. In September 2013, the Company revised the implicit service period for certain performance-based restricted stock awards due to a change in the expected vesting date. The impact of this change in estimate on the Company’s net loss and net loss per share for the three months ended September 30, 2013 was immaterial.

The Company recorded share-based compensation expense related to outstanding restricted stock awards, including the performance-based shares, because the Company determined that it was probable the performance condition would be achieved, of $1.0 million and $1.6 million for the three months ended September 30, 2013 and 2012, respectively, and $3.0 million and $4.5 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $6.4 million, which is expected to be recognized over the weighted average remaining requisite service period of 1.4 years.

A summary of the status of nonvested shares of restricted stock as of September 30, 2013 and the changes during the nine months then ended are presented below (in thousands, except fair values):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	1,137	$14.61
Granted	147	12.58
Vested	(109)	14.52
Forfeited	(38)	14.61

Nonvested at September 30, 2013	1,137	$14.36

Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of September 30, 2013 are summarized below:

Vesting Schedule	Nonvested Shares
Time-based	297
Performance-based	840

Nonvested at September 30, 2013	1,137

7. Tax Incentive Agreement

In March 2012, the Company entered into a Tax Incentive Agreement with the Massachusetts Life Sciences Center, or MLSC, under the MLSC’s Life Sciences Tax Incentive Program, or the Program, to expand life sciences-related employment opportunities, promote health-related innovations and stimulate research and development, manufacturing and commercialization in the life sciences in the Commonwealth of Massachusetts. The Program was established in 2008 in order to incentivize life sciences companies to create new sustained jobs in Massachusetts. Under the Tax Incentive Agreement, companies receive an award from the MLSC upon attaining job creation commitment. Jobs must be maintained for at least five years, during which time a portion of the grant proceeds can be recovered by the Massachusetts Department of Revenue if the Company does not maintain its job creation commitments. As of December 31, 2012, the Company attained its job creation commitment and earned a $1.1 million job creation tax award and, in December 2012, recognized one-fifth of the award, or $0.2 million, as other income. The Company will recognize an equal portion of the award as other income over the five year period the Company maintains its job creation commitments. The Company recognized other income of $0.1 million and $0.2 million for the three and nine months ended September 30, 2013, respectively. The unearned portion of the award is included in other liabilities in the consolidated balance sheet.

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

In December 2011, the Company entered into an agreement to lease 68,575 square feet of office and laboratory space located on the first and second floors at 320 Bent Street, Cambridge, Massachusetts, for a term of approximately 18 months, or the First Bent Street Sublease. The Company gained access to the subleased space in December 2011 and, consequently, the Company commenced expensing the applicable rent on a straight-line basis beginning in December 2011. Annual rental payments due under the First Bent Street Sublease were approximately $2.3 million.

On February 5, 2013, the Company and BMR-Rogers Street LLC, or BMR, entered into a lease agreement, or the Second Bent Street Lease, pursuant to which the Company will lease 104,678 square feet of office and laboratory space located in the basement and first and second floors at 320 Bent Street, Cambridge, Massachusetts, beginning on September 1, 2013 and ending on August 31, 2016. Annual rental payments due under the Second Bent Street Lease will be approximately $6.1 million during the first lease year, $6.2 million during the second lease year and $6.3 million during the third lease year.

BMR has agreed to pay the Company a tenant improvement allowance of $0.7 million for certain improvements that the Company will construct to the leased office and laboratory space. During the three months ended September 30, 2013, the Company spent the tenant improvement allowance for certain leasehold improvements to the leased space and recorded a receivable within other current assets and a corresponding liability in its consolidated balance sheet. The Company will amortize the tenant improvement liability on a straight-line basis through a reduction to rental expense over the term of the lease. The Company expects to receive reimbursement from BMR in the fourth quarter of 2013.

The Company has two consecutive options to extend the term of the Second Bent Street Lease for one year each at the then-current fair market value. In addition, the Company has two additional consecutive options to extend the term of the Second Bent Street Lease for five years each for the office and laboratory space located in the basement portion of the leased space at the then-current fair market value.

Total operating lease commitments as of September 30, 2013 are as follows (in thousands):

Operating Leases
October 1, 2013 — December 31, 2013	$2,731
2014	10,937
2015	7,870
2016	4,273
2017	62

Total future minimum lease payments	$25,873

Legal Contingencies

On August 28, 2008, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against the Company and Sandoz in the United States Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleged infringement related to four of the seven Orange Book patents listed for Copaxone and sought declaratory and injunctive relief that would prohibit the launch of the Company’s product until the last to expire of these patents. The Company and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against the Company and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in

September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book patents and one non-Orange book patent expire in May 2014 and one non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. In July 2012, the Company appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and on July 26, 2013, the CAFC issued a written opinion invalidating several of the patents, including the one patent set to expire in 2015. Several patents expiring in May 2014 remain in force. The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. On September 16, 2013, Teva filed a petition for rehearing of the CAFC decision, and on October 18, 2013 the CAFC denied the petition. Teva has indicated its intent to seek review by the Supreme Court.

On December 10, 2009, in a separate action in the same court, Teva sued Sandoz, Novartis AG and the Company for patent infringement related to certain other non-Orange Book patents seeking declaratory and injunctive relief that would prohibit the launch of the Company’s product until the last to expire of these patents as well as damages in the event that Sandoz has launched the product. In January 2010, the Company and Sandoz filed a motion to dismiss this second suit on several grounds. On July 16, 2013, the motion to dismiss the suit was granted. On August 19, 2013, Teva appealed that decision to the CAFC.

There are no damages being sought in the first suit, and at this time the Company believes a loss is not probable in the second suit. Litigation involves many risks and uncertainties, and there is no assurance that Novartis AG, Sandoz or the Company will ultimately prevail in either lawsuit.

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

In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC. On July 19, 2013, the District Court granted the motion for summary judgment. The Company has filed a protective notice of appeal of the decision to the CAFC, although the District Court has not issued a final judgment as of this filing. The collateral for the security bond posted in the litigation remains outstanding. In the event that the Company is not successful in any appeal, and Amphastar and Actavis are able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. In June 2012, Amphastar filed a motion to increase the amount of the security bond, which the Company and Sandoz have opposed.

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

Business Overview

The Company

We are a biotechnology company specializing in the structural characterization, process engineering and biologic systems analysis of complex molecules such as polysaccharides, polypeptides, and biologics (including proteins and antibodies). Our initial technology was built on the ability to characterize complex polysaccharides. Over the last decade, we have expanded our expertise into technologies that enable us to develop a diversified product portfolio of complex generics, biosimilars and novel products. Our business strategy has been to develop both generic and novel products, and we are working with collaborators to develop and commercialize our complex generics and biosimilars. This strategy was validated by the marketing approval and commercial launch of Enoxaparin Sodium Injection, a generic version of Lovenox®, in July 2010. Since its launch through September 30, 2013, we have recorded Enoxaparin Sodium Injection product revenues of approximately $434 million, driven primarily by its initial status as a sole generic. We believe that our scientific capabilities, engineering approaches, intellectual property and regulatory strategies, and synergistic business model position us to develop and commercialize competitively differentiated products in our target areas of complex generics, biosimilars and novel products.

As of September 30, 2013, we had an accumulated deficit of $240.4 million. To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. In the second half of 2010, we began to derive revenue from our profit share on Sandoz’s commercial sale of Enoxaparin Sodium Injection. Due to the launch by Actavis and Amphastar of their enoxaparin product in January 2012, our Enoxaparin Sodium Injection product revenue has significantly decreased and we have been incurring operating losses. We expect that our return to profitability, if at all, will most likely come from the commercialization of our generic Copaxone product, which is subject to FDA approval. Unless and until generic Copaxone is approved, we expect to incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenue to return to profitability.

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

Our biosimilars program is targeted toward developing biosimilar versions of marketed therapeutic proteins, with a goal of obtaining FDA designation as interchangeable. The subset of biosimilars receiving an interchangeability designation are known as interchangeable biologics. In March 2010, an abbreviated regulatory process was codified in Section 351(k) of the Patient Protection and Affordable Care Act of 2010. This new pathway opens the market for biosimilar and interchangeable versions of a broad array of biologic therapeutics, including antibodies, cytokines, fusion proteins, hormones and other recombinant proteins. Forecasters predict a rapidly growing multi-billion dollar global market for these products. Most of these biologics are complex mixtures, and for several years we have been investing in developing novel approaches to the structural characterization, process engineering and analysis of the biologic activities of these products. In February 2012, FDA released three documents containing their preliminary guidelines for applications under the Section 351(k) pathway. These guidelines state that FDA will use a step-wise review that considers the totality-of-the-evidence in determining extent of the clinical development program. This approach puts a substantial emphasis on structural and functional characterization data in evaluating biosimilar products for approval. We believe the framework that the FDA has outlined in the draft guidance documents aligns with our strategy for biosimilars. Our goal is to engineer biologic products that would justify a selective and targeted approach to human clinical testing and to support demonstration of interchangeability. In December 2011, we and Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, collectively, Baxter, entered into a global collaboration and license agreement, or the Baxter Agreement, to develop and commercialize up to six biosimilars. The Baxter Agreement became effective in February 2012. Baxter is an established healthcare company with global product development, manufacturing and commercial capabilities.

Our novel products program leverages the capabilities and expertise of our complex generics and biosimilars programs to address unmet clinical needs. Our most advanced efforts have been in the area of polysaccharide mixtures. M402, in Phase 1 clinical development as a potential anti-cancer agent, is a novel heparan sulfate mimetic that binds to multiple growth factors, adhesion molecules and chemokines to inhibit tumor angiogenesis, progression, and metastasis. In addition to this development candidate, we are also seeking to discover and develop additional novel products. Our goal is to leverage the multi-targeting nature of complex mixture molecules to develop novel products which could positively modulate multiple pathways in a disease. We have built significant capabilities in biological characterization and engineering of proteins through our biosimilars platform that provide us with the potential to create unique and novel formulations of protein (including antibody) drug compositions for specific disease indications. To add to these capabilities, in December 2011 we acquired selected assets of Virdante Pharmaceuticals, Inc. relating to sialylation technology. Sialic acid is a type of sugar modification on selected proteins that is understood to regulate anti-inflammatory and immunomodulatory function. These assets add to our core ability to modify and engineer protein backbones to precisely regulate biological networks and develop novel biologic product candidates. We are applying our proprietary sialylation technology program to develop a sialylated plasma-derived intravenous immunoglobulin, or IVIG, product, or a recombinant sialylated Fc product. We continue to generate data to investigate and validate the biology of sialylated IVIG/Fc in order to define the specific product, or products, to potentially advance to the clinic, as well as, to inform our selection of the indication to potentially take forward into development. We continue to investigate both approaches, and expect to have data later this year that will help guide our development efforts.

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

In 2006 and 2007, we entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement, with Novartis Pharma AG, and a collaboration and license agreement, as amended, or the Second Sandoz Collaboration Agreement, with Sandoz AG. Together, this series of agreements is referred to as the 2006 Sandoz Collaboration. Under the Second Sandoz Collaboration Agreement, we and Sandoz AG expanded the geographic markets for Enoxaparin Sodium Injection covered by the 2003 Sandoz Collaboration to include the European Union. Further, under the Second Sandoz Collaboration Agreement, we and Sandoz AG agreed to exclusively collaborate on the development and commercialization of M356, among other products. In connection with the 2006 Sandoz Collaboration, we sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of our common stock on the NASDAQ Global Market was $13.05 on the date of purchase) for an aggregate purchase price of $75.0 million, resulting in an equity premium of $13.6 million. As of September 30, 2013, Novartis AG owned approximately 9% of our outstanding common stock.

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

In December 2011, we and Baxter entered into the Baxter Agreement under which we agreed to collaborate, on a world-wide basis, on the development and commercialization of up to six biosimilars. The Baxter Agreement became effective in February 2012. Baxter is an established healthcare company with global product development, manufacturing and commercial capabilities. To accelerate efforts in the biosimilars space and address this growing global market, we significantly increased the headcount and related operating expenses dedicated to our biosimilars program in 2012 and this trend has continued in 2013. We expect that the increase in operating expenses will be partially offset in future years by revenues from option fees and milestone payments under the Baxter Agreement, subject to achievement of technical and regulatory criteria. We have announced the following three products in development under the Baxter Agreement:

·                  M923, a biosimilar for a branded biologic indicated for autoimmune and inflammatory disease, is our most advanced biosimilar. We are working towards an Investigational New Drug, or IND, submission, which is targeted for the second half of 2014.

·               M834, also indicated for autoimmune and inflammatory disease. We are working toward achievement of a pre-defined “minimum development criteria” license payment in 2014.

·                  M511, a monoclonal antibody for oncology. We are working toward achievement of a pre-defined “minimum development criteria” license payment in 2014.

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

In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC and on July 19, 2013, the District Court granted the motion for summary judgment. We have filed a protective notice of appeal of the decision to the CAFC, although the District Court has not issued a final judgment as of this filing.

In December 2010, we sued Teva in the United States District Court for the District of Massachusetts for infringement of two of our patents. In January 2013, Teva filed a motion for summary judgment in the District Court following the decision from the CAFC in the aforementioned case and on July 19, 2013, the District Court granted the motion for summary judgment. We have filed a protective notice of appeal of the decision to the CAFC, although the District Court has not issued a final judgment as of this filing.

M356—Generic Copaxone® (glatiramer acetate injection)

M356 is designed to be a generic version of Copaxone ® (glatiramer acetate injection), a complex drug consisting of a synthetic mixture of polypeptide chains. Copaxone is indicated for the reduction of the frequency of relapses in patients with RRMS, a chronic disease of the central nervous system characterized by inflammation and neurodegeneration. In North America, Copaxone is marketed by Teva Neuroscience, Inc., which is a subsidiary of Teva. Under the Second Sandoz Collaboration Agreement, we and Sandoz AG agreed to exclusively collaborate on the development and commercialization of M356, among other products. Under the Second Sandoz Collaboration Agreement, costs, including development costs and the cost of clinical studies, will be borne by the parties in varying proportions, depending on the type of expense. For M356, we are generally responsible for all of the development costs in the United States. For M356 outside of the United States, we share development costs in proportion to our profit sharing interest. All commercialization responsibilities and costs will be borne by Sandoz AG worldwide as they are incurred for all products. We are reimbursed at cost for any external costs incurred in the development of products where development activities are funded solely by Sandoz AG or partly in proportion where development costs are shared between us and Sandoz AG. We are also paid at a contractually specified rate for FTEs performing development services where development activities are funded solely by Sandoz AG or partly by proportion where development costs are shared between us and Sandoz AG. The parties will share profits in varying proportions, depending on the product. Profits on net sales of M356 will be calculated by deducting from net sales the costs of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. Sandoz AG is responsible for funding all of the legal expenses incurred under the Second Sandoz Collaboration Agreement; however a portion of certain legal expenses will be offset against the profit-sharing amounts in proportion to our profit sharing interest.

In December 2007, Sandoz submitted to the FDA an ANDA seeking approval to market our joint product M356 in the United States containing a Paragraph IV certification. This is a certification by the ANDA applicant that the patent relating to the drug product that is the subject of the ANDA is invalid, unenforceable or will not be infringed. In July 2008, the FDA notified Sandoz that it had accepted the ANDA for review as of December 27, 2007. In addition, the FDA’s published database indicates that the first substantially complete ANDA submitted for glatiramer acetate injection containing a Paragraph IV certification was filed on December 27, 2007, making Sandoz’s ANDA eligible for the grant of a 180-day generic exclusivity period upon approval. Under applicable laws, there are a number of ways an ANDA applicant may forfeit its 180-day exclusivity. While the FDA will not make any decision regarding the exclusivity period before the date the ANDA is approved, due to the passage of time and the outcome of the Hatch-Waxman litigation with Teva, we do not expect that the 180-day exclusivity will be granted at the time of approval of the ANDA.

Since 2008, Teva has filed four Citizen Petitions with FDA requesting FDA deny approval of any ANDA filed for generic Copaxone. The FDA has denied each of the Citizen Petitions. We anticipate Teva will continue to engage in activities that seek to challenge the approval of our M356 ANDA.

Subsequent to FDA’s acceptance of the ANDA for review, in August 2008, Teva and related entities and Yeda Research and Development Co., Ltd., filed suit against us and Sandoz in the United States Federal District Court in the Southern District of New York. The suit alleged infringement related to four of the seven Orange Book patents listed for Copaxone. We and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against us and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book patents and one non-Orange book patent expire in May 2014 and one non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. Section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. In July 2012, we appealed the decision to the CAFC, and on July 26, 2013, the CAFC issued a written opinion invalidating several of the patents, including the one patent set to expire in 2015.  Several patents expiring in May 2014 remain in force. The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. On September 16, 2013, Teva filed a petition for rehearing of the CAFC decision, and on October 18, 2013 the CAFC denied the petition. Teva has indicated its intent to seek review by the Supreme Court.

In December 2009, in a separate action in the same court, Teva sued Sandoz, Novartis AG and us for patent infringement related to certain other non-Orange Book patents seeking declaratory and injunctive relief that would prohibit the launch of our product until the last to expire of these patents as well as damages in the event that Sandoz has launched the product. In January 2010, we and Sandoz filed a motion to dismiss this second suit on several grounds. On July 16, 2013, the motion to dismiss the suit was granted. On August 19, 2013, Teva appealed that decision to the CAFC.

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

In December 2011, we and Baxter entered into the Baxter Agreement under which we agreed to collaborate, on a world-wide basis, on the development and commercialization of up to six biosimilars. The Baxter Agreement became effective in February 2012. We have announced the following three products in development under the Baxter Agreement:

·                  M923, a biosimilar for a branded biologic indicated for autoimmune and inflammatory disease, is our most advanced biosimilar. We are working towards an IND submission, which is targeted for the second half of 2014.

·                  M834, also indicated for autoimmune and inflammatory disease. We are working toward achievement of a pre-defined “minimum development criteria” license payment in 2014.

·                  M511, a monoclonal antibody for oncology. We are working toward achievement of a pre-defined “minimum development criteria” license payment in 2014.

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

Sialylation Technology

We are applying our proprietary sialylation technology, a method to add sialic acid to proteins, to modify immunoglobulin G, or IgG, antibodies in IVIG, a drug that is currently used to treat autoimmune and inflammatory disease. Our objective is to further potentiate the anti-inflammatory activities of these antibodies and to potentially develop drugs with differentiated attributes such as enhanced efficacy and/or a wider therapeutic window that address autoimmune and inflammatory diseases. To date, we have made substantial progress in this program by demonstrating that sialylating Fc-linked glycans of IgG antibodies can enhance anti-inflammatory effects in a nonclinical model, consistent with the findings previously published by Dr. Jeffrey Ravetch of The Rockefeller University. On the development front, we continue to advance toward identifying a development candidate. We continue to generate data to investigate and validate the biology of sialylated IVIG/Fc to define the specific product, or products, to potentially advance to the clinic, as well as, to inform our selection of the indication to potentially take forward into development. We could apply our sialylation technology to develop a sialylated plasma-derived IVIG product, or a recombinant sialylated Fc product. We continue to investigate both approaches, and expect to have data later this year that will help guide our development efforts.

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

Results of Operations

Three Months Ended September 30, 2013 and 2012

Collaboration Revenue

Collaboration revenue includes product revenue and research and development revenue earned under our collaborative arrangements. Product revenue consists of profit share, royalties and commercial milestones earned from Sandoz on sales of Enoxaparin Sodium Injection following its commercial launch in July 2010. During the three months ended September 30, 2013, we earned $4.8 million in royalties on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $58 million. During the three months ended September 30, 2012, we earned $2.6 million in royalties on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $34 million. The increases in net sales of $24 million, or 71%, and product revenue of $2.2 million, or 85%, from the 2012 period to the 2013 period is due to significant adjustments to reserve accruals in the third quarter of 2012 caused by aggressive competitor pricing.

Research and development revenue generally consists of amounts earned by us:

·                  under the 2003 Sandoz Collaboration and 2006 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs;

·                  under the 2006 Sandoz Collaboration for amortization of the equity premium;

·                  under the Baxter Agreement for reimbursement of research and development services and reimbursement of development costs; and

·                  under the Baxter Agreement for amortization of an upfront payment.

Research and development revenue was $6.0 million and $2.5 million for the three months ended September 30, 2013 and 2012, respectively. The increase in research and development revenue of $3.5 million, or 140%, from the 2012 period to the 2013 period is due to an increase in reimbursable M923 expenses incurred in connection with the Baxter Agreement.

We expect research and development revenue earned by us under the 2003 Sandoz Collaboration and 2006 Sandoz Collaboration will be between $1.0 million and $2.0 million per quarter in 2013 and we will continue to recognize the $13.6 million equity premium under the 2006 Sandoz Collaboration at a rate of $0.2 million per quarter in 2013. We expect to continue to amortize the $33.0 million upfront payment from Baxter as we deliver research and development services for the two licensed biosimilars, with quarterly amortization of approximately $0.7 million in 2013.

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

Research and Development Expense

Research and development expense for the three months ended September 30, 2013 was $27.4 million, compared with $20.2 million for the three months ended September 30, 2012. The increase of $7.2 million, or 36%, from the 2012 period to the 2013 period resulted from increases of: $5.6 million in process development and third-party research costs related to our biosimilars program; $0.8 million in personnel and related costs associated with our headcount growth to support our programs; and $0.8 million in professional fees primarily related to consulting for our biosimilars program.

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

The following table summarizes the primary components of our research and development external expenditures, including amortization of our intangible assets, for each of our principal development programs for the three months ended September 30, 2013 and 2012. The figures in the table include project expenditures incurred by us and reimbursed by our collaborative partner, but exclude project expenditures incurred by our collaborative partner. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing our research and development activities. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Research and Development Expense (in thousands)
Development Programs (Status)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Project Inception to September 30, 2013

M356 (ANDA Filed)	$362	$816	$45,800
M402 (Phase 1/2)	851	679	17,059
Biosimilars (Development)	8,402	2,243	27,097
Discovery programs	701	307
Research and development internal costs	17,119	16,188

Total research and development expense	$27,435	$20,233

The decrease of $0.5 million in M356 external expenditures from the 2012 period to the 2013 period was primarily due to timing of process development activities, manufacturing and third-party research costs. The increase of $0.2 million in M402 external expenditures from the 2012 period to the 2013 period was principally due to timing of patient enrollment and costs incurred in connection with our Phase 1/2 proof-of-concept clinical study. The increase of $6.2 million in biosimilars external expenditures from the 2012 period to the 2013 period was due to the timing of process development and third-party research costs to fund the build-out of our biologics infrastructure to support product development under our Baxter collaboration. Discovery program external expenditures increased by $0.4 million from the 2012 period to the 2013 period as due to funding of our sialylation technology program.

Research and development internal costs consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation. The increase of $0.9 million from the 2012 period to the 2013 period was due to additional research and development headcount and related costs in support of our development programs.

General and Administrative

General and administrative expense for the three months ended September 30, 2013 was $9.0 million, compared to $11.0 million for the three months ended September 30, 2012. General and administrative expense decreased by $2.0 million, or 18%, from the 2012 period to the 2013 period due to a decrease in professional fees principally due to decreased legal fees relating to Enoxaparin Sodium Injection patent litigation.

Interest Income

Interest income on available-for-sale marketable securities was $0.2 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively. The decrease of $0.1 million from the 2012 period to the 2013 period was due to lower average investment balances.

Other Income

Other income was $0.1 million and zero for the three months ended September 30, 2013 and 2012, respectively. The increase in other income of $0.1 million from the 2012 period to the 2013 period was due to the commencement of income recognition related to a job creation tax award in the fourth quarter of 2012.

Nine Months Ended September 30, 2013 and 2012

Collaboration Revenue

During the nine months ended September 30, 2013, we earned $11.8 million in royalties on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $162 million. During the nine months ended September 30, 2012, we earned $44.0 million in part on a profit share and in part on a royalty on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $366 million. The decrease in our product revenue of $32.2 million, or 73%, from the 2012 period to the 2013 period is due to a change in the contractual basis of our earned product revenues from hybrid profit share / royalty to straight royalty following the January 2012 launch of a third-party competitor’s generic Lovenox®, as well as decreased unit sales due to lower market share, and lower prices in response to competitor pricing reductions on enoxaparin.

Research and development revenue generally consists of amounts earned by us:

·                  under the 2003 Sandoz Collaboration and 2006 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs;

·                  under the 2006 Sandoz Collaboration for amortization of the equity premium;

·                  under the Baxter Agreement for reimbursement of research and development services and reimbursement of development costs; and

·                  under the Baxter Agreement for amortization of an upfront payment.

Research and development revenue was $10.9 million and $7.2 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in research and development revenue of $3.7 million, or 51%, from the 2012 period to the 2013 period is due to an increase in reimbursable M923 expenses incurred in connection with the Baxter Agreement.

There are a number of factors that make it difficult for us to predict the magnitude of future Enoxaparin Sodium Injection product revenue, including the impact of generic competition on Sandoz’s market share; the pricing of products that compete with Enoxaparin Sodium Injection and other actions taken by our competitors; the inventory levels of Enoxaparin Sodium Injection maintained by wholesalers, distributors and other customers; the frequency of re-orders by existing customers; and the change in estimates for product reserves. Accordingly, our Enoxaparin Sodium Injection product revenue in previous quarters may not be indicative of future Enoxaparin Sodium Injection product revenue. The change in Sandoz contractual payment terms, along with additional generic competition, has caused, and we expect will continue to cause, our future product revenue from Enoxaparin Sodium Injection to be significantly reduced compared to revenues earned during the product’s exclusivity period.

Research and Development Expense

Research and development expense for the nine months ended September 30, 2013 was $71.8 million, compared with $58.8 million for the nine months ended September 30, 2012. The increase of $13.0 million, or 22%, from the 2012 period to the 2013 period resulted primarily from increases of: $7.5 million in process development and third-party contract research costs related to our biosimilars program; $3.9 million in personnel and related costs associated with our headcount growth to support our programs; and $1.3 million in professional fees primarily related to consulting fees to support our programs.

The following table summarizes the primary components of our research and development external expenditures, including amortization of our intangible assets, for each of our principal development programs for the nine months ended September 30, 2013 and 2012. The figures in the table include project expenditures incurred by us and reimbursed by our collaborative partner, but exclude project expenditures incurred by our collaborative partner. We do not maintain or evaluate, and therefore do not allocate, internal research and development costs on a project-by-project basis. Consequently, we do not analyze internal research and development costs by project in managing our research and development activities. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Research and Development Expense (in thousands)
Development Programs (Status)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Project Inception to September 30, 2013

M356 (ANDA Filed)	$1,238	$3,191	$45,800
M402 (Phase 1/2)	2,654	2,664	17,059
Biosimilars (Development)	15,659	4,695	27,097
Discovery programs	1,474	862
Research and development internal costs	50,746	47,393

Total research and development expense	$71,771	$58,805

The decrease of $2.0 million in M356 external expenditures from the 2012 period to the 2013 period was primarily due to timing of process development activities, manufacturing and third-party research costs. M402 external expenditures remained consistent from the 2012 period to the 2013 period as we fund our Phase 1/2 proof-of-concept clinical study. The increase of $11.0 million in biosimilars external expenditures from the 2012 period to the 2013 period was due to the timing of process development and third-party research costs to fund the build-out of our biologics infrastructure to support product development under our Baxter collaboration. Discovery program external expenditures increased by $0.6 million from the 2012 period to the 2013 period as due to funding of our sialylation technology program.

Research and development internal costs consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation. The increase of $3.4 million from the 2012 period to the 2013 period was due to additional research and development headcount and related costs in support of our development programs.

General and Administrative

General and administrative expense for the nine months ended September 30, 2013 was $30.2 million, compared to $34.3 million for the nine months ended September 30, 2012. General and administrative expense decreased by $4.1 million, or 12%, from the 2012 period to the 2013 period principally due to decreased legal fees relating to Enoxaparin Sodium Injection patent litigation.

Interest Income

Interest income on available-for-sale marketable securities was $0.7 million and $1.0 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease of $0.3 million from the 2012 period to the 2013 period was due to lower average investment balances.

Other Income

Other income was $0.2 million and zero for the nine months ended September 30, 2013 and 2012, respectively. The increase of $0.2 million from the 2012 period to the 2013 period was due to the commencement of income recognition related to a job creation tax award in the fourth quarter of 2012.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities, payments from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, including profit share/royalty payments related to sales of Enoxaparin Sodium Injection, and borrowings from our lines of credit and capital lease obligations. Since our inception, we have received $406 million through private and public issuance of equity securities. As of September 30, 2013, we had received a cumulative total of $569.3 million from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, a $33.0 million upfront payment under the Baxter Agreement, $4.0 million from debt financing, $9.2 million from capital lease obligations and $3.2 million from our landlord for leasehold improvements related to our corporate facility and additional funds from interest income. The January 2012 launch of a third-party competitor’s enoxaparin product triggered a change under the terms of our agreement with Sandoz in the basis of our product revenue from profit share to a royalty that is based on Sandoz’s net sales of Enoxaparin Sodium Injection. This competition and the resulting contractual change has resulted in us incurring operating losses. We expect that our return to profitability, if at all, will most likely come from the commercialization of our generic Copaxone product, which is subject to FDA approval. We expect to finance our current programs and planned operating requirements principally through our current cash, cash equivalents and marketable securities. We believe that these funds will be sufficient to meet our operating requirements through at least 2015. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and other important factors, and actual results could vary materially. We may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

At September 30, 2013, we had $275.9 million in cash, cash equivalents and marketable securities and $6.4 million in accounts receivable. In addition, we also held approximately $20.7 million in restricted cash, of which $17.5 million serves as collateral for a security bond posted in the litigation against Actavis, Amphastar and International Medical Systems, Ltd. Our funds at September 30, 2013 were primarily invested in senior debt of government-sponsored enterprises, commercial paper, asset-backed securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 24 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant market risk at September 30, 2013.

During the nine months ended September 30, 2013, our operating activities used cash of $60.0 million. During the nine months ended September 30, 2012, our operating activities provided cash of $28.2 million. The cash provided by or used in operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.

For the nine months ended September 30, 2013, our net loss adjusted for non-cash items was $60.8 million. For the nine months ended September 30, 2013, non-cash items include share-based compensation of $9.4 million, depreciation and amortization of our property, equipment and intangible assets of $5.3 million and amortization of purchased premiums on our marketable securities of $2.6 million. In addition, the net change in our operating assets and liabilities provided cash of $0.8 million and resulted from: a decrease in accounts receivable of $4.4 million due to lower Enoxaparin Sodium Injection prices in response to aggressive competitor pricing reductions and a decrease in Enoxaparin Sodium Injection units sold; an increase in unbilled revenue of $4.5 million, primarily due to an increase in reimbursable M923 expenses incurred in connection with the Baxter Agreement; an increase in restricted cash of $0.7 million due to the designation of this cash as collateral for a letter of credit related to the lease of office and laboratory space at 320 Bent Street; an increase in accounts payable of $2.6 million and an increase in accrued expenses of $2.1 million primarily due to timing of activities incurred in connection with the Baxter Agreement; and a decrease in deferred revenue of $3.0 million, primarily due to the amortization of revenue related to the $33.0 million upfront payment made to us by Baxter in 2012 under our collaboration.

For the nine months ended September 30, 2012, our net loss adjusted for non-cash items was $23.1 million. For the nine months ended September 30, 2012, non-cash items include share-based compensation of $10.3 million, depreciation and amortization of our property, equipment and intangible assets of $5.4 million and amortization of purchased premiums on our marketable securities of $2.2 million. In addition, the net change in our operating assets and liabilities provided cash of $51.4 million and resulted from: a decrease in accounts receivable of $23.2 million, due to a contractual change in the basis of calculating our enoxaparin product revenue, related to the launch of a competitor’s generic Lovenox in January 2012, aggressive competitor pricing, significant adjustments to reserve accruals caused by increased competition and continued pricing pressure, and a decrease in units sold; a decrease in unbilled revenue of $1.6 million, resulting from lower reimbursable manufacturing activities for our M356 program, including amounts due Sandoz for shared development costs; an increase in prepaid expenses and other current assets of $1.0 million, primarily due to advance payments made for renewals of vendor maintenance agreements and interest accrued on our available-for-sale marketable debt securities; an increase in restricted cash of $2.5 million due to the designation of this cash as collateral for a letter of credit related to the lease of office and laboratory space at 675 West Kendall Street; an increase in accounts payable of $2.0 million, primarily due to the timing of Enoxaparin Sodium Injection litigation expenses and process development activities for our biosimilars program; a decrease in accrued expenses of $1.2 million resulting from the timing of Massachusetts Institute of Technology royalty payments; and an increase in deferred revenue of $29.2 million, primarily due to the $33.0 million upfront payment under the Baxter Agreement.

During the nine months ended September 30, 2013, our investing activities provided cash of $39.7 million. In the nine months ended September 30, 2013, we received $220.6 million from maturities of marketable securities and $3.8 million from sales of marketable securities. Additionally, during the first nine months of 2013, we used $178.1 million of cash to purchase marketable securities and $6.6 million for the purchase of laboratory equipment and leasehold improvements.

During the nine months ended September 30, 2012, our investing activities provided cash of $5.3 million. In the nine months ended September 30, 2012, we used $434.4 million of cash to purchase marketable securities and we received $454.8 million from maturities of marketable securities. Additionally, during the first nine months of 2012, we used $9.2 million of cash for the purchase of laboratory equipment for our biosimilars and novel products programs, $3.1 million principally for leasehold improvements related to our headquarters and software for our business operations, and $2.3 million primarily for leasehold improvements, furniture and computer equipment related to our leased laboratory and office space.

During the nine months ended September 30, 2013 and 2012, financing activities provided cash of $4.5 million and $2.1 million, respectively, in the form of net proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations including royalties payable to third parties and operating lease obligations. In February 2013, we and BMR-Rogers Street LLC entered into a lease agreement pursuant to which we will lease approximately 105,000 square feet of office and laboratory space located in the basement and first and second floors at 320 Bent Street, Cambridge, Massachusetts beginning on September 1, 2013 and ending on August 31, 2016. Annual rental payments due under this lease agreement will be approximately $1.5 million during 2013, $6.1 million during 2014, $6.2 million during 2015 and $4.2 million during 2016.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, we believe that interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2013, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

On August 28, 2008, Teva and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against us and Sandoz in the United States Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleged infringement related to four of the seven Orange Book patents listed for Copaxone and seeks declaratory and injunctive relief that would prohibit the launch of our product until the last to expire of these patents. We and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the Court consolidated the Mylan case with the case against us and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book patents and one non-Orange book patent expire in May 2014 and one non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. In July 2012, we appealed the decision to the CAFC, and on July 26, 2013, the CAFC issued a written opinion invalidating several of the nine patents, including the one patent set to expire in 2015. Several patents expiring in May 2014 remain in force. The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. On September 16, 2013, Teva filed a petition for rehearing of the CAFC decision, and on October 18, 2013 the CAFC denied the petition. Teva has indicated that it will seek review by the United States Supreme Court.

On December 10, 2009, in a separate action in the same court, Teva sued Sandoz, Novartis AG and us for patent infringement related to certain other non-Orange Book patents seeking declaratory and injunctive relief that would prohibit the launch of our product until the last to expire of these patents as well as damages in the event that Sandoz has launched the product. In January 2010, we and Sandoz filed a motion to dismiss this second suit on several grounds. On July 16, 2013, the motion to dismiss the suit was granted. On August 19, 2013, Teva appealed that decision to the CAFC.

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

We have filed a protective notice of appeal of the decision to the CAFC, although the District Court has not issued a final judgment as of this filing.

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

We have incurred significant losses since our inception in May 2001. At September 30, 2013, our accumulated deficit was $240.4 million. We may incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our other drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.

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

Many manufacturers of branded products have increasingly used legislative, regulatory and other means to delay regulatory approval and competition from manufacturers of generic drugs and could be expected to use similar tactics to delay competition from biosimilars. These efforts have included:

·                  settling patent lawsuits with generic or biosimilar companies, resulting in such patents remaining an obstacle for generic or biosimilar approval by others;

·                  settling paragraph IV patent litigation with generic companies to prevent the expiration of the 180-day generic marketing exclusivity period or to delay the triggering of such exclusivity period;

·                  submitting Citizen Petitions to request the FDA Commissioner to take administrative action with respect to prospective and submitted generic drug or biosimilar applications;

·                  appealing denials of Citizen Petitions in United States federal district courts and seeking injunctive relief to reverse approval of generic drug or biosimilar applications;

·                  restricting access to reference brand products for equivalence and biosimilarity testing that interfere with timely generic and biosimilar development plans, respectively;

·                  conducting medical education with physicians, payors and regulators that claim that generic or biosimilar products are too complex for generic or biosimilar approval and influence potential market share;

·                  seeking state law restrictions on the substitution of generic and biosimilar products at the pharmacy without the intervention of a physician or through other restrictive means such as excessive recordkeeping requirements or patient and physician notification;

·                  seeking federal or state regulatory restrictions on the use of the same non-proprietary name as the reference brand product for a biosimilar or interchangeable biologic;

·                  seeking changes to the United States Pharmacopeia, an industry recognized compilation of drug and biologic standards;

·                  pursuing new patents for existing products or processes which could extend patent protection for a number of years or otherwise delay the launch of generic drugs or biosimilars; and

·                  attaching special patent extension amendments to unrelated federal legislation.

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

Generic versions of our products contribute most significantly to revenues at the time of their launch, especially with limited competition. As such, the timing of competition can have a significant impact our financial results. We expect that certain of our product candidates may face intense and increasing competition from other manufacturers of generic and/or branded products. For example, in September 2009, Mylan announced that the FDA had accepted for filing its ANDA for generic Copaxone and in 2011 Synthon announced that it submitted an ANDA to the FDA for a generic Copaxone. Furthermore, as patents for branded products and related exclusivity periods expire, manufacturers of generic products may receive regulatory approval for generic equivalents and may be able to achieve significant market share. As this happens, and as branded manufacturers launch authorized generic versions of such products, market share, revenues and gross profit typically decline, in some cases, dramatically. If any of our generic or biosimilar product offerings, including M356, enter markets with a number of competitors, we may not achieve significant market share, revenues or gross profit. In addition, as other generic products are introduced to the markets in which we participate, the market share, revenues and gross profit of our generic products could decline.

If an improved version of a reference brand product, such as Copaxone, is developed that has a new product profile and labeling, the improved version of the product could significantly reduce the market share of the original reference brand product, and may cause a significant decline in sales or potential sales of our generic and biosimilar products.

Brand companies may develop improved versions of a reference brand product as part of a life cycle extension strategy, and may obtain approval of the improved version under a supplemental new drug application, for a drug, or biologics license application for a biologic. Should the brand company succeed in obtaining an approval of an improved product, it may capture a significant share of the collective reference brand product market and significantly reduce the market for the original reference brand product and thereby the potential size of the market for our generic or biosimilar products.  For example, Teva announced its plans to submit a Supplemental NDA to the FDA for marketing approval of a

3-times a week dose of Copaxone. If Teva’s formulation is approved, this formulation would compete with our M356 product, if approved. In addition, the improved product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the improved product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.

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

Current injectable treatments commonly used to treat multiple sclerosis, including Copaxone, are competing with novel drug products, including oral therapies. These oral therapies may offer patients a more convenient form of administration than Copaxone and may provide increased efficacy.

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

Teva may allege that we are infringing additional issued or pending patents they hold. If this occurs we may expend substantial resources in resulting litigation, the outcome of which would be uncertain. Any unfavorable outcome in such litigation could delay our launch of M356, if approved, and may have a material adverse effect on our business.

Teva may assert additional issued or pending patents, and they may claim that we are infringing those patents.  If that occurs, we may incur significant expenses to respond to and litigate the claims. In addition, if we are unsuccessful in litigation, or pending the outcome of litigation or while litigation is pending, a court could issue a temporary injunction or a permanent injunction preventing us from marketing and selling M356. Furthermore, we may be ordered to pay damages, potentially including treble damages, if we launch M356 and are subsequently found to have willfully infringed Teva’s patent rights. Litigation concerning intellectual property and proprietary technologies is widespread and can be protracted and expensive, and can distract management and other key personnel from performing their duties for us.

If we were unsuccessful in any additional patent suits brought by Teva, we may be unable to effectively market M356, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

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

We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend upon our collaborative partners and other third parties to provide raw materials meeting FDA quality standards and related regulatory requirements, manufacture the drug substance, produce the final drug product and provide certain analytical services with respect to our products and product candidates. We, our collaborative partners or our third-party contractors may have difficulty meeting FDA manufacturing requirements, including, but not limited to, reproducibility, validation and scale-up, and continued compliance with current good manufacturing practices requirements. In addition, events such as the contamination of UFH may have an adverse impact on the supply of starting or raw materials for some of our products and product candidates, and we, our collaborative partners or our third-party contractors may have difficulty producing products in the quantities necessary to meet FDA requirements or meet anticipated market demand. If we, our collaborative partners or our third-party manufacturers or suppliers are unable to satisfy the FDA manufacturing requirements for our products and product candidates, or are unable to produce our products in sufficient quantities to meet the requirements for the launch of the product or to meet market demand, our revenue and gross margins could be adversely affected, and could have a material adverse impact on our business.

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

Many of our competitors have:

·                  significantly greater financial, technical and human resources than we have at every stage of the discovery, development, manufacturing and commercialization process;

·                  more extensive experience in commercializing generic drugs, conducting nonclinical studies, conducting clinical trials, obtaining regulatory approvals, challenging patents and manufacturing and marketing pharmaceutical products;

·                  products that have been approved or are in late stages of development; and

·                  collaborative arrangements in our target markets with leading companies and/or research institutions.

If we successfully develop and obtain approval for our drug candidates, we will face competition based on many different factors, including:

·                  the safety and effectiveness of our products;

·                  with regard to our generic or biosimilar product candidates, the differential availability of clinical data and experience and willingness of physicians, payors and formularies to rely on biosimilarity data;

·                  the timing and scope of regulatory approvals for these products and regulatory opposition to any product approvals;

·                  the availability and cost of manufacturing, marketing, distribution and sales capabilities;

·                  the effectiveness of our marketing, distribution and sales capabilities;

·                  the price of our products;

·                  the availability and amount of third-party reimbursement for our products; and

·                  the strength of our patent position.

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

Factors that we believe will materially affect market acceptance of our product candidates under development include:

·                  the timing of our receipt of any marketing approvals, the terms of any approval and the countries in which approvals are obtained;

·                  the safety, efficacy and ease of administration of our products;

·                  the competitive pricing of our products;

·                  physician confidence in the safety and efficacy of complex generic products or biosimilars;

·                  the success and extent of our physician education and marketing programs;

·                  the clinical, medical affairs, sales, distribution and marketing efforts of competitors; and

·                  the availability and amount of government and third-party payor reimbursement.

If our products do not achieve market acceptance, we will not be able to generate sufficient revenue from product sales to maintain or grow our business.

We will require substantial funds and may require additional capital to execute our business plan and, if additional capital is not available, we may need to limit, scale back or cease our operations.

As of September 30, 2013, we had cash, cash equivalents and marketable securities totaling $275.9 million. For the nine months ended September 30, 2013, we had a net loss of $78.3 million and cash used in operating activities of $60.0 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements may vary depending on the following:

·                  the level of sales of Enoxaparin Sodium Injection;

·                  a final decision, after appeal, is issued in favor of Teva in its patent infringement litigation matters against us;

·                  the timing of the approval, launch and commercialization of our product candidates, including M356;

·                  the advancement of our product candidates and other development programs, including the timing and costs of obtaining regulatory approvals;

·                  the advancement of our biosimilar product candidates and receipt of license and milestone payments under our Baxter Agreement;

·                  the timing of FDA approval of the products of our competitors;

·                  the cost of litigation, including with Amphastar and Actavis relating to enoxaparin, that is not otherwise covered by our collaboration agreement, or potential patent litigation with others, as well as any damages, including possibly treble damages, that may be owed to third parties should we be unsuccessful in such litigation;

·                  the ability to enter into strategic collaborations;

·                  the continued progress in our research and development programs, including completion of our nonclinical studies and clinical trials;

·                  the potential acquisition and in-licensing of other technologies, products or assets; and

·                  the cost of manufacturing, marketing and sales activities, if any.

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

We may acquire or invest in companies, products and technologies. Such transactions involve a number of risks, including:

·                  we may find that the acquired company or assets does not further our business strategy, or that we overpaid for the company or assets, or that economic conditions change, all of which may generate a future impairment charge;

·                  difficulty integrating the operations and personnel of the acquired business, and difficulty retaining the key personnel of the acquired business;

·                  difficulty incorporating the acquired technologies;

·                  difficulties or failures with the performance of the acquired technologies or drug products;

·                  we may face product liability risks associated with the sale of the acquired company’s products;

·                  disruption or diversion of management’s attention by transition or integration issues and the complexity of managing diverse locations;

·                  difficulty maintaining uniform standards, internal controls, procedures and policies;

·                  the acquisition may result in litigation from terminated employees or third parties; and

·                  we may experience significant problems or liabilities associated with product quality, technology and legal contingencies.

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

Our future results of operations depend to a significant degree on our ability to obtain regulatory approval for and commercialize M356. We will be required to demonstrate to the satisfaction of the FDA, among other things, that M356:

·                  contains the same active ingredients as Copaxone;

·                  is of the same dosage form, strength and route of administration as Copaxone, and has the same labeling as the approved labeling for Copaxone, with certain exceptions; and

·                  meets compendial or other applicable standards for strength, quality, purity and identity, including potency.

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

The new regulatory pathway also creates a number of additional obstacles to the approval and launch of biosimilar and interchangeable products, including:

·                  an obligation of the applicant to share, in confidence, the information in its abbreviated pathway application with the brand company’s and patent owner’s counsel as a condition to using the new patent clearance process;

·                  the inclusion of multiple potential patent rights in the patent clearance process; and

·                  a grant to each brand company of 12 years of marketing exclusivity following the brand approval.

Furthermore, the new regulatory pathway creates the risk that the brand company, during its 12-year marketing exclusivity period, will develop and replace its product with a non-substitutable or modified product that may also qualify for an additional 12-year marketing exclusivity period, reducing the opportunity for substitution at the retail pharmacy level for interchangeable biosimilars. Finally, the new legislation also creates the risk that, as brand and biosimilar companies gain experience with the new regulatory pathway, subsequent FDA determinations or court rulings could create additional areas for potential disputes and resulting delays in biosimilars approval.

In addition, there is reconsideration and legislative debate that could lead to the repeal or amendment of the new healthcare legislation. If the legislation is significantly amended or is repealed with respect to the biosimilar approval pathway, our opportunity to develop biosimilars (including interchangeable biologics) could be materially impaired and our business could be materially and adversely affected. Similarly, the legislative debate at the federal level regarding the federal government budget has restricted federal agency funding for the biosimilar pathway, including biosimilar user fee funding for fiscal year 2014, and has resulted in delays in the conduct of meetings with biosimilar applicants and the review of biosimilar meeting and application information. The scheduling and conduct of biosimilar meeting and applications review was also suspended during the U.S. Government shutdown in October 2013, and could be subject to future suspensions as a result of future deadlocks in passage of federal budget resolutions. Depending on the timing and the extent of these funding, meeting and review disruptions, the Company’s development of biosimilar products could be delayed.

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

A failure of one or more of our nonclinical studies or clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, nonclinical studies and clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize M402 or our other drug candidates, including:

·                  regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

·                  our nonclinical studies or clinical trials may produce negative or inconclusive results, and we may be required to conduct additional nonclinical studies or clinical trials or we may abandon projects that we previously expected to be promising;

·                  enrollment in our clinical trials may be slower than we anticipate, resulting in significant delays, and participants may drop out of our clinical trials at a higher rate than we anticipate;

·                  we might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;

·                  regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or if, in their opinion, participants are being exposed to unacceptable health risks;

·                  the cost of our clinical trials may be greater than we anticipate;

·                  the effects of our drug candidates may not be the desired effects or may include undesirable side effects or our product candidates may have other unexpected characteristics; and

·                  we may decide to modify or expand the clinical trials we are undertaking if new agents are introduced which influence current standard of care and medical practice, warranting a revision to our clinical development plan.

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

Our revenue and profits will depend heavily upon the availability of adequate reimbursement for the use of our approved product candidates from governmental and other third-party payors, both in the United States and in foreign markets. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

·                  a covered benefit under its health plan;

·                  safe, effective and medically necessary;

·                  appropriate for the specific patient;

·                  cost-effective; and

·                  neither experimental nor investigational.

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

Furthermore, health care reform legislation was enacted in 2010 is being implemented that could significantly change the United States health care system and the reimbursement of products. A primary goal of the law is to reduce or limit the growth of health care costs, which could change the market for pharmaceuticals and biological products.

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

The Baxter Agreement may be terminated:

·                  by either party for breach by the other party (in whole or on a product by product or country-by-country basis);

·                  by either party for bankruptcy of the other party;

·                  by us in the event Baxter elects to terminate the Baxter Agreement with respect to both of the initial two products within a certain time period;

·                  by Baxter for its convenience (in whole or on a product by product basis);

·                  by us in the event Baxter does not exercise commercially reasonable efforts to commercialize a product in the United States or other specified countries, provided, that we also have certain rights to directly commercialize such product, as opposed to terminating the Baxter Agreement, in event of such a breach by Baxter; or

·                  by either party in the event there is a condition constituting force majeure for more than a certain consecutive number of days.

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

Provisions in our certificate of incorporation and our by-laws may delay or prevent an acquisition of us or a change in our management. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:

·                  a classified board of directors;

·                  a prohibition on actions by our stockholders by written consent; and

·                  limitations on the removal of directors.

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

The stock market in general and the market prices for securities of biotechnology companies in particular have experienced extreme volatility that often has been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock has been, and is likely to continue to be, volatile. Furthermore, our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

·                  failure to obtain FDA approval for the M356 ANDA or other announcements that indicated a material delay in the approval of the M356 ANDA;

·                  failure of Enoxaparin Sodium Injection to sustain profitable sales or market share that meet expectations of securities analysts;

·                  other adverse FDA decisions relating to our Enoxaparin Sodium Injection product or M356 program, including an FDA decision to require additional data, including requiring clinical trials, as a condition to M356 ANDA approval;

·                  litigation involving our company or our general industry or both, including litigation pertaining to the launch of our, our collaborative partners’ or our competitors’ products;

·                  a decision in favor of or against Teva or Amphastar and Actavis in the Company’s material patent litigation suits, or a settlement related to any case;

·                  announcements by other companies regarding the status of their ANDAs for generic versions of Lovenox or Copaxone;

·                  FDA approval of other companies’ ANDAs for generic versions of Lovenox or Copaxone;

·                  marketing and/or launch of other companies’ generic versions of Lovenox or Copaxone;

·                  adverse FDA decisions regarding the development requirements for one or our biosimilar development candidates or failure of our other product applications to meet the requirements for regulatory review and/or approval;

·                  results or delays in our or our competitors’ clinical trials or regulatory filings;

·                  legislation is enacted that repeals the law enacting the biosimilar regulatory approval pathway or amends the law in a manner that is adverse to our biosimilar development strategy;

·                  failure to demonstrate therapeutic equivalence, biosimilarity or interchangeability with respect to our technology-enabled generic product candidates or biosimilars;

·                  demonstration of or failure to demonstrate the safety and efficacy for our novel product candidates;

·                  our inability to manufacture any products in conformance with cGMP or in sufficient quantities to meet the requirements for the commercial launch of the product or to meet market demand;

·                  failure of any of our product candidates, if approved, to achieve commercial success;

·                  the discovery of unexpected or increased incidence in patients’ adverse reactions to the use of our products or product candidates or indications of other safety concerns;

·                  developments or disputes concerning our patents or other proprietary rights;

·                  changes in estimates of our financial results or recommendations by securities analysts;

·                  termination of any of our product development and commercialization collaborations;

·                  significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

·                  investors’ general perception of our company, our products, the economy and general market conditions;

·                  rapid or disorderly sales of stock by holders of significant amounts of our stock; or

·                  significant fluctuations in the price of securities generally or biotech company securities specifically.

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Unaudited, Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: November 8, 2013
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)
Date: November 8, 2013

	By:	/s/ Richard P. Shea
Richard P. Shea, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)