Form 10-K
period 2013-12-31
MOMENTA PHARMACEUTICALS INC
filed 2014-02-28
CIK 1235010

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting shares of Common Stock held by non-affiliates of the registrant on June 28, 2013, based on $15.06 per share, the last reported sale price of Common Stock on the Nasdaq Global Market on that date, was $759,224,102.

         As of February 15, 2014, the registrant had 52,475,911 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the information required by Part III of Form 10-K will appear in the registrant's definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Stockholders and are hereby incorporated by reference into this report.

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

        We cannot assure investors that our assumptions and expectations will prove to have been correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those factors discussed below under Part I Item 1A "Risk Factors." We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

 PART I

Item 1.    BUSINESS

The Company

        We are a biotechnology company operating in three product areas: Complex Generics, Biosimilars and Novel Drugs. Our approach is built around a complex systems analysis platform that we use to obtain a detailed understanding of complex chemical and biologic systems, design product candidates based on this knowledge, analyze sets of biological data to evaluate the biological function of our products, and develop manufacturing processes that enable our products to be reliably produced. Our first product, developed in collaboration with Sandoz, Enoxaparin Sodium Injection, a generic version of Lovenox®, was approved in July of 2010, validating the commercial value of our platform. In the period from commercial launch through September 2011, we capitalized on the advantage of having the only generic version of Lovenox in the marketplace and recognized over $340 million in revenue from this product.

Our Approach

        The core objective of our complex systems analysis platform is to resolve the complexity of molecular structures and related biologic systems. For the complex systems we seek to understand, we first map the key measurements needed to provide comprehensive data on the system. We then develop a set of analytic tools and methods that include a combination of standard analytics, modified analytic approaches and custom developed analytics and methods. The modified and custom analytics may be protected by trade secrets or patents. The analytic set we use for a development program is designed to provide comprehensive data on the complex molecular mixture and target biology, including providing multiple related and complementary, or orthogonal, measures of the system. We also may use computer software to mine and synthesize the data to yield insights that advance our development programs across all three product areas. As we expand our infrastructure, intellectual property and knowledge of complex biologies, we accrue advantages as well. For example, the process development and manufacturing expertise developed from our complex generic and biosimilars efforts can be directly used to advance our novel drug candidates. The investments in biocharacterization made for our biosimilars program provide a core of models and biologic data sets that can form the basis of inquiries in our novel drug research. And the analytic tools and methods and biologic models we develop help build a substantial toolset that can be used across our programs.

Complex Generics

        In our Complex Generics product area, we develop generic versions of complex drugs that were approved by the United States Food and Drug Administration, or FDA, under New Drug Applications, or NDAs. Most drugs approved as NDAs are simple small molecules that are easy to duplicate. However, products such as Lovenox and Copaxone®, the generic version of which is our second complex generic product candidate, are complex molecular mixtures that are difficult to analyze and therefore difficult to reproduce as generics.

        We use our complex systems analysis platform to define the detailed structures present in these complex drugs. Once the precise structures are identified, or characterized, this structural characterization of the brand product is used to guide the development of a precise manufacturing process to produce a generic version. Finally, to demonstrate that the biological function of our generic replicates that of the brand, we utilize our complex systems analysis platform to evaluate and compare multiple orthogonal sets of biologic data from in-vitro, in-vivo and ex-vivo models.

Biosimilars

        In our Biosimilars product area, we are seeking to develop biosimilar versions of biologic medicines that were approved by the FDA under Biologics License Applications, or BLAs. Biologics are also complex mixtures, and we unlock their structural subtleties using an approach that is similar to the one we use in the development of our complex generics. A key difference, however, is that biologic drugs are manufactured in living cells, which dramatically increases the complexity of their manufacturing process.

        For Biosimilars, we apply our complex systems analysis platform in two ways. First, we seek to better understand the complex systems within cells that are involved in the assembly of proteins. This knowledge enables us to select the appropriate cell line and to manipulate the cell's outputs using novel control strategies during the manufacturing with the goal of producing a biologic with structural similarity to the brand. Nevertheless, because of the complexity and variability of biologic manufacturing systems, it is important to evaluate whether any small differences between the biosimilar and the brand would be related to potential clinical differences. To minimize this residual uncertainty, we evaluate orthogonal sets of both structural and biologic data (biocharacterization) from in-vitro, in-vivo and ex-vivo models to compare the function of the brand product and our product. We believe that our complex systems analysis approaches, including these characterization methods, can significantly reduce residual uncertainty and may enable a relative reduction or even elimination of certain clinical trial requirements.

Novel Drugs

        Momenta was originally founded to develop novel drugs, and this remains a key long term goal for us today. We believe that applying our complex systems analysis platform to the discovery and development of novel medicines can enhance our probability of success in a number of ways. As with our complex generics and biosimilars, our platform gives us a detailed understanding of the complex structures of our novel product candidates, their associated manufacturing processes and controls, and the targeted biologic systems.

        In our research efforts, we use computer algorithms to analyze related sets of biologic data to provide deeper insight into the complexities inherent in human biology. By embracing this complexity early in the discovery process, our goal is to better select targets, or sets of targets, that will yield important clinical benefit and a higher probability of success in clinical trials. As our drug candidates progress into development, by using our platform in preclinical studies or early in the clinical trials cycle, we believe we can capture and better understand the activity of the drugs with a goal of improving success by better selection of indications and/or dosing regimens.

        We are using these approaches with M402, our oncology product candidate presently in a Phase 1/2 clinical study. We are also applying our complex systems analysis platform to identify potential improvements we can design into presently marketed complex mixture drugs. By evaluating their interaction with biologic systems, we can obtain an enhanced understanding of their function to identify biological activities we can exploit. This is the approach behind our research efforts to exploit the sialylation of intravenous immunoglobulin, or IVIg, and our program to develop a recombinant Fc version of IVIg.

Commercial, Development and Research Programs

Our Product Areas

Complex Generics

Enoxaparin Sodium Injection—Generic Lovenox®

        Enoxaparin Sodium Injection, our first product to receive marketing approval under an ANDA, is a generic version of Lovenox. Lovenox is a complex drug consisting of a mixture of polysaccharide chains and is a widely-prescribed low molecular weight heparin, or LMWH, used for the prevention and treatment of deep vein thrombosis, or DVT, and to support the treatment of acute coronary syndromes, or ACS. Lovenox is distributed worldwide by Sanofi-Aventis U.S. LLC, or Sanofi-Aventis, and is also known outside the United States as Clexane® and Klexane®.

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

  Regulatory Matters

        Sandoz submitted ANDAs in its name to the FDA for Enoxaparin Sodium Injection in syringe and vial forms, seeking approval to market Enoxaparin Sodium Injection in the United States. The ANDA for the syringe form of Enoxaparin Sodium Injection was approved in July 2010, making it the first ANDA for a generic Lovenox to be approved by FDA. The ANDA for the vial form of Enoxaparin Sodium Injection was approved in December 2011.

  Commercial Market

        Due to additional competition in the generic enoxaparin market, which has impacted pricing, the overall United States enoxaparin market size has declined. Sanofi reported $248 million (€187 million) and $410 million (€319 million) in sales of brand Lovenox in the United States in 2013 and 2012, respectively. Sandoz reported $213 million and $451 million in sales of Enoxaparin Sodium Injection in the United States in 2013 and 2012, respectively. Pursuant to the 2003 Sandoz Collaboration, Sandoz is responsible for commercialization and distribution of Enoxaparin Sodium Injection.

  Legal Matters

        In September 2011, we and Sandoz sued Amphastar Pharmaceuticals, Inc., or Amphastar, Watson Pharmaceuticals, Inc. (now Actavis, Inc., or Actavis) and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar) in the United States District Court for the District of Massachusetts for infringement of two of our patents. Also in September 2011, we filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar, Actavis and International Medical Systems, Ltd. from selling their enoxaparin sodium product in the United States. In October 2011, the District Court granted our motion for a preliminary injunction and entered an order enjoining Amphastar, Actavis and International Medical Systems, Ltd. from advertising, offering for sale or selling their enoxaparin product in the United States until the conclusion of a trial on the merits and requiring us and Sandoz to post a security bond of $100 million in connection with the litigation. Amphastar, Actavis and International Medical Systems, Ltd. appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in January 2012, the CAFC stayed the preliminary injunction. Amphastar has filed motions to increase the amount of the security bond, which we and Sandoz have opposed. In August 2012, the CAFC issued a written opinion vacating the preliminary injunction and remanding the case to the District Court, holding that Amphastar's use of our patented method for processing Enoxaparin Sodium Injection was protected by the "safe harbor" from patent infringement under federal patent law, 35 U.S.C. Section 271(e)(1).

        In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC and in July 2013, the District Court granted the motion for summary judgment. We have filed a notice of appeal of that decision to the CAFC.

        In December 2010, we sued Teva Pharmaceutical Industries Ltd., or Teva, in the United States District Court for the District of Massachusetts for infringement of two of our patents related to Enoxaparin Sodium Injection. In January 2013, Teva filed a motion for summary judgment in the District Court following the decision from the CAFC in the aforementioned case and in July, 2013, the District Court granted the motion for summary judgment. We have filed a notice of appeal of the decision to the CAFC.

M356—Generic Copaxone® (glatiramer acetate injection)

        Our second complex generic product candidate, M356, is designed to be a generic version of Copaxone (glatiramer acetate injection), a complex drug consisting of a synthetic mixture of polypeptide chains. Copaxone is indicated for treatment of patients with relapsing-remitting multiple sclerosis, or RRMS, a chronic disease of the central nervous system characterized by inflammation and neurodegeneration.

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

        In connection with the 2006 Sandoz Collaboration, we sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of our common stock on the NASDAQ Global Market was $13.05 on the date of purchase) for an aggregate purchase price of $75.0 million, resulting in an equity premium of $13.6 million. As of December 31, 2013, Novartis AG owns approximately 9% of our outstanding common stock.

  Regulatory Matters

        In December 2007, Sandoz submitted to the FDA an ANDA seeking approval to market our joint product M356 in the United States containing a Paragraph IV certification. This is a certification by the ANDA applicant that the patent relating to the drug product that is the subject of the ANDA is invalid, unenforceable or will not be infringed. In July 2008, the FDA notified Sandoz that it had accepted the ANDA for review as of December 27, 2007. The Sandoz ANDA for M356 is currently under FDA review.

        Since 2008, Teva has filed six Citizen Petitions with FDA requesting FDA deny approval of any ANDA filed for generic Copaxone. The FDA has denied the first four Citizen Petitions filed by Teva. We anticipate Teva will continue to engage in activities that seek to challenge the approval of our M356 ANDA.

  Potential Commercial Market

        In North America, Copaxone is marketed by Teva Neuroscience, Inc., which is a subsidiary of Teva. Teva reported worldwide sales of Copaxone of approximately $4.3 billion in 2013, with approximately 74%, or $3.2 billion, from the United States.

  Legal Matters

        Subsequent to FDA's acceptance of the ANDA for review, in August 2008, Teva and related entities and Yeda Research and Development Co., Ltd., filed suit against us and Sandoz in the United States Federal District Court in the Southern District of New York. The suit alleged infringement related to four of the seven Orange Book patents listed for Copaxone. We and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against us and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book patents and one non-Orange book patent expire in May 2014 and one non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. Section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. In July 2012, we appealed the decision to the CAFC, and in July 2013, the CAFC issued a written opinion invalidating several of the patents, including the one patent set to expire in 2015. Several patents expiring in May 2014 remain in force. The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. In September 2013, Teva filed a petition for rehearing of the CAFC decision, and in October 2013 the CAFC denied the petition. Teva filed a petition for review by the Supreme Court in January 2014.

        In December 2009, in a separate action in the same court, Teva sued Sandoz, Novartis AG and us for patent infringement related to certain other non-Orange Book patents seeking declaratory and injunctive relief that would prohibit the launch of our product until the last to expire of these patents as well as damages in the event that Sandoz has launched the product. In January 2010, we and Sandoz filed a motion to dismiss this second suit on several grounds and in July 2013, the motion to dismiss the suit was granted.

Biosimilars

  Description of Our Program

        We are also applying our complex systems analysis platform to the development of biosimilar versions of marketed therapeutic proteins, with a goal of obtaining FDA designation as interchangeable. In March 2010, an abbreviated regulatory process was codified in Section 351(k) of the Patient Protection and Affordable Care Act of 2010. This new pathway opened the market for biosimilar and interchangeable versions of a broad array of biologic therapeutics, including antibodies, cytokines, fusion proteins, hormones and blood factors. By 2015, sales of biosimilars are expected to reach between $1.9 billion to $2.6 billion. In February 2012, FDA released three documents containing their preliminary guidelines for applications under the Section 351(k) pathway. These guidelines state that FDA will use a step-wise review that considers the totality-of-the-evidence in determining extent of the clinical development program. This approach puts a substantial emphasis on structural and functional characterization data in evaluating biosimilar products for approval. We believe that our strategy for the development of biosimilars aligns well with the framework that the FDA has outlined in the draft guidance documents.

        Given the inadequacies of standard technology available at the time of original review and approval, many of these therapeutic proteins have not been thoroughly characterized. Most of these products are complex glycoprotein mixtures, consisting of proteins that contain branched sugars that vary from molecule to molecule. These sugars can impart specific biological properties to the therapeutic protein and can often comprise a significant portion of the mass of the molecule. In addition to the structural characterization of several marketed therapeutic proteins, we are also advancing our structure-process capabilities as we further define the relationship between aspects of the manufacturing process and the structural composition of the final protein product. We believe our approach has the potential to drive regulatory advantages such as a reduction in the level of clinical data required for approval, or the achievement of a designation of interchangeability, which would allow our products to be directly substituted for brand products at the pharmacy.

        In December 2011, we and Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, collectively, Baxter, entered into a global collaboration and license agreement, or the Baxter Agreement, to develop and commercialize biosimilars. The Baxter Agreement became effective in February 2012. Baxter is an established healthcare company with global product development, manufacturing and commercial capabilities. Under the Baxter Agreement, we and Baxter agreed to collaborate, on a world-wide basis, on the development and commercialization of two biosimilars, M923 and M834.

  •
  M923, a biosimilar for a branded biologic indicated for certain autoimmune and inflammatory diseases, is our most advanced biosimilar. We are working toward progressing this program to the clinic in Europe, which is targeted for the second half of 2014.

  •
  M834, a biosimilar for a branded biologic indicated for certain autoimmune and inflammatory diseases. We are working toward achievement of a pre-defined "minimum development criteria" license payment in 2014.

        In July 2012, Baxter selected a third product for inclusion in the collaboration, a monoclonal antibody for oncology designated as M511. On December 19, 2013, Baxter terminated its option to license M511 under the Baxter Agreement following an internal portfolio review. We continue to collaborate with Baxter on M923 and M834 and evaluate additional products for development. We are continuing to develop M511 as part of our biosimilars program. Baxter has the right, until February 2015, to select up to three additional biosimilars to be included in the collaboration. We may also consent, at our option, to allow Baxter to name a replacement product for M511, if Baxter requests such replacement.

  Regulatory Matters

        Most protein drugs have been approved by the FDA under the BLA regulatory pathway. The BLA pathway was created to review and approve applications for biologic drugs that are typically produced from living systems. Until 2010, there was no abbreviated regulatory pathway for the approval of interchangeable or biosimilar versions of BLA-approved products in the United States; however, there have been guidelines for biosimilar products in the European Union for several years.

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

        In 2012, the FDA implemented its proposed biosimilar user fee program which includes a fee-based meeting process for consultation between applicants and the division of FDA responsible for reviewing biosimilar and interchangeable biologics applications under the new approval pathway. It contemplates well-defined meetings where the applicant can propose and submit analytic, physicochemical and biologic characterization data along with a proposed development plan. The proposed development plan may have a reduced scope of clinical development based on the nature and extent of the characterization data. There are defined time periods for meetings and written advice. In February 2012, the FDA published draft guidance documents for the development and registration of biosimilars and interchangeable biologics. The draft guidance documents indicate that the FDA will consider the totality-of-the-evidence developed by an applicant in determining the nature and extent of the nonclinical and clinical requirements for a biosimilar or interchangeable biologic product.

        The new law is complex and is in the initial stages of being interpreted and implemented by the FDA. As a result, we expect that its ultimate impact, implementation and meaning will be subject to uncertainty for years to come.

Novel Drugs

Overview

        Our novel drugs program uses the established characterization and process engineering capabilities from our complex generics and biosimilars programs—with a focus on polysaccharides and therapeutic proteins.

M402

        M402 is a novel oncology drug candidate engineered to have a broad range of effects on tumor cells. The use of heparins to treat venous thrombosis in cancer patients has generated numerous reports of antitumor activity; however, the dose of these products has been limited by their anticoagulant activity. M402, which is derived from unfractionated heparin, has been engineered to have significantly reduced anticoagulant activity while preserving the relevant antitumor properties of heparin.

        Researchers have conducted a series of nonclinical experiments using different pancreatic cancer models to test the hypothesis that M402 can modulate tumor progression and metastasis and enhance the efficacy of gemcitabine, a first-line standard of care chemotherapy treatment for pancreatic cancer. The nonclinical results showed potent binding of M402 to multiple growth factors, adhesion molecules, and chemokines to inhibit tumor progression, metastasis, and angiogenesis. Additionally, the nonclinical data showed that M402 in combination with gemcitabine prolonged survival and substantially lowered the incidence of metastasis, suggesting that M402 has the potential to complement conventional chemotherapy. We believe that M402's mechanism of action, by binding to multiple heparin binding factors involved in tumor growth and metastasis, creates the potential for M402 to contribute to efficacy in a broad range of cancers.

        In 2012, we initiated a Phase 1/2 proof-of-concept clinical study in patients with advanced metastatic pancreatic cancer. The trial consists of two parts and will evaluate the safety, potential efficacy, pharmacokinetics and pharmacodynamics of M402 in combination with nab-paclitaxel and gemcitabine. Part A is an open-label, multiple ascending dose escalation study. We have completed several cohorts in Part A of the trial. Dose escalation data from Part A are expected during the first half of 2014. Pending successful completion of this phase, we expect to initiate Part B of the trial, which will be a randomized, controlled study investigating the safety and antitumor activity of M402 administered in combination with nab-paclitaxel and gemcitabine, compared with nab-paclitaxel and gemcitabine alone.

Discovery Research Program

        The majority of human diseases result from the interaction of a complex web of biologic systems. We believe our core analytical tools and approach may enable new insights into the complex biology underlying diseases. This enhanced understanding should help us establish the relative role of different biological targets and related cell-to-cell signaling pathways in contributing to the disease process. Our goal is to leverage this knowledge to identify novel targets, novel combinations of therapies, and possibly exploit the multi-targeting nature of complex mixture molecules to develop novel products which may positively modulate multiple pathways in a disease.

        IVIg, a mixture of human immunoglobulin G, or IgG, antibodies, is the last line of defense in many severe inflammatory diseases. IVIg is approved in several inflammatory disease indications including idiopathic thrombocytopenic purpura, Kawasaki disease, chronic inflammatory demyelinating polyneuropathy, and multifocal motor neuropathy. Currently, IVIg is manufactured from large pools of human plasma, resulting in a high cost supply chain with limited supply. IVIg is also approved to treat primary immunodeficiency for diseases such as AIDS. While not a focus of our research, this indication further limits available supply of IVIg. Increasing demand for IVIg products already exceeds available supply worldwide thus limiting broader clinical applications.

        Our research program seeks to better understand the complex biology underlying the anti-inflammatory effects of IVIg and use this understanding to develop enhanced versions of IVIg or alternative recombinant molecules with improved efficacy. In 2013, we advanced our understanding of the biologic impact of sialylation, a method to add sialic acid to proteins, on the activity of IVIg as well as the behavior of recombinant molecules engineered from the Fc region of IgG. Through our testing in various models of inflammation, we have gained a deeper understanding of the basic biologic pathways by which these molecules mediate their therapeutic effects. We are turning our efforts to developing recombinant product candidates to take advantage of this understanding. This approach will give us an opportunity to more carefully design a product candidate to target the specific biologic effects we have observed as well as give us the opportunity to take advantage of a recombinantly produced product.

  Research and Development Expenses

        Research and development expenses consist of costs incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, license fees, consulting fees, nonclinical and clinical trial costs, contract research and manufacturing costs, and the costs of laboratory equipment and facilities. Research and development expense for 2013 was $104.0 million, compared with $80.3 million in 2012 and $64.7 million in 2011.

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

        In July 2010, Sandoz began the commercial sale of Enoxaparin Sodium Injection. The profit-share or royalties Sandoz is obligated to pay us under the 2003 Sandoz Collaboration differ depending on whether (i) there are no third-party competitors marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), (ii) a

Lovenox-Equivalent Product is being marketed by Sanofi-Aventis, which distributes the brand name Lovenox, or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, or (iii) there are one or more third-party competitors which are not Sanofi-Aventis marketing a Lovenox-Equivalent Product. From July 2010 through September 2011, no third-party competitor was marketing a Lovenox-Equivalent Product; therefore, during that period, Sandoz paid us 45% of the contractual profits from the sale of Enoxaparin Sodium Injection. In September 2011, FDA approved the ANDA for the enoxaparin product of Amphastar. In October 2011, Sandoz confirmed that an authorized generic Lovenox-Equivalent Product was being marketed, which meant that Sandoz was obligated to pay us a royalty on its net sales of Enoxaparin Sodium Injection until the contractual profits from those net sales in a product year (July 1—June 30) reached a certain threshold. Upon achievement of the contractual profit threshold in December 2011, Sandoz was obligated to pay us a profit share for the remainder of the product year. In January 2012, following the CAFC's granting a stay of the preliminary injunction previously issued by the United States District Court for the District of Massachusetts, Actavis announced that they and Amphastar launched their enoxaparin product. Consequently, in each product year, for net sales of enoxaparin up to a pre-defined sales threshold, Sandoz is obligated to pay us a royalty on net sales at a 10% rate, and for net sales above the sales threshold, at a 12% rate.

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

        Costs, including development costs and the costs of clinical studies, will be borne by the parties in varying proportions depending on the type of expense and the related product. For M356, we are generally responsible for all of the development costs in the United States. For M356 outside of the United States and for Enoxaparin Sodium Injection in the European Union, we share development costs in proportion to our profit sharing interest. All commercialization responsibilities and costs will be borne by Sandoz AG worldwide as they are incurred for all products. We are reimbursed at cost for any full-time equivalent employee expenses as well as any external costs incurred in the development of products to the extent development costs are born by Sandoz AG. Sandoz AG is responsible for funding all of the legal expenses incurred under the Second Sandoz Collaboration Agreement; however a portion of certain legal expenses will be offset against the profit-sharing amounts in proportion to our profit sharing interest. The parties will share profits in varying proportions, depending on the product. We are entitled to a 50% share of the contractual profits from sales of M356. We are eligible to receive up to $163.0 million in milestone payments upon the achievement of certain regulatory, commercial and sales-based milestones for the products under the collaboration, which include: a $10.0 million regulatory milestone payment related to the approval by the FDA of M356, and $153.0 million in sales-based and commercial milestone payments, of which up to $140.0 million (including the M356 regulatory milestone) are U.S.-based milestones. None of these payments, once received, is refundable and there are no general rights of return in the arrangement. Sandoz AG has agreed to indemnify us for various claims, and a certain portion of such costs may be offset against certain future payments received by us.

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

        Under the Baxter Agreement, we agreed to collaborate, on a world-wide basis, on the development and commercialization of two biosimilar products, M923 and M834, indicated for certain autoimmune and inflammatory diseases, or the initial products. In July 2012, Baxter selected a third biosimilar for inclusion in the collaboration known as M511, a monoclonal antibody for oncology, and we initiated development of this product. In December 2013, Baxter terminated its option to license M511 under the Baxter Agreement following an internal portfolio review. We are continuing to develop M511 as part of our internal biosimilars program.

        The process for achieving milestones under the Baxter Agreement is as follows:

  •
  Baxter selects an additional product to the collaboration and we initiate development.

  •
  If we achieve pre-defined "minimum development" criteria related to the additional product, Baxter is given an option to exercise exclusive license rights.

  •
  If Baxter exercises its exclusive license option to advance the additional product under the Baxter Agreement, we will earn a license payment.

  •
  If we achieve pre-defined "technical development" criteria related to an initial product or additional product, we will earn a milestone payment.

  •
  For an initial and additional product, if we either (a) submit an Investigational New Drug application, or IND, to the FDA or equivalent application in the European Union or (b) are not required to file an IND, either referred to as the "Transition Period," we will earn a milestone payment.

  •
  Following the Transition Period, Baxter will assume responsibility for development of each biosimilar, and we have the potential to receive up to $250.0 million in regulatory milestone payments. These milestones are designed to reward the Company, on a sliding scale, for reducing the scope of the clinical activities required to develop each biosimilar.

        Under the Baxter Agreement, each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize designated products for all therapeutic indications. We have agreed to provide development and related services on a commercially reasonable basis through the Transition Period for each product, which include high-resolution analytics, characterization, and product and process development. Baxter is responsible for clinical development, manufacturing and commercialization activities and will exclusively distribute and market any products covered by the Baxter Agreement. We have the right to participate in a joint steering committee, consisting of an equal number of members from us and Baxter, to oversee and manage the development and commercialization of products under the collaboration. Costs, including development costs, payments to third parties for intellectual property licenses, and expenses for legal proceedings, including the patent exchange process pursuant to the Biologics Price Competition and Innovation Act of 2009, will be borne by the parties in varying proportions, depending on the type of expense and the stage of development. We have the option to participate, at our discretion, in a cost and profit share arrangement for the three additional products up to 30%. If the profit share is elected, the royalties payable would be reduced by up to nearly half. Absent a cost share arrangement, we will generally be responsible for research and process development costs prior to filing an IND or equivalent application in the European Union, and the cost of in-human clinical trials, manufacturing in accordance with current good manufacturing practices and commercialization will be borne by Baxter.

        In addition, we have agreed, for a period commencing six months following the effective date and ending on the earlier of (i) three years from the effective date of the Baxter Agreement (subject to certain limited time extensions as provided in the Baxter Agreement) or (ii) the selection of the three additional products, to notify Baxter of bona fide offers from third parties to develop or commercialize a biosimilar that could be an additional product candidate. Following such notification, if Baxter does not select such proposed product or products for inclusion in the collaboration, we have the right to develop, manufacture, and commercialize such product or products on our own or with a third party. We also agreed to provide Baxter with a right of first negotiation with respect to collaborating in the development of a competing product for a period of three years following the effectiveness of an IND exemption or waiver or regulatory authority authorization to dose humans, subject to certain restrictions as outlined in the Baxter Agreement. Following the third anniversary of the effective date of the Baxter Agreement (subject to certain limited time extensions, as provided for in the Baxter Agreement), we may develop, on our own or with a third party, any biosimilar products not named under the Baxter Agreement, subject to certain restrictions.

        Under the terms of the Baxter Agreement, we received an initial cash payment of $33.0 million. We are also eligible to receive license payments totaling $21.0 million for the exercise of options with respect to the additional three product candidates that can be named under the Baxter Agreement, payments of $5.0 million each for extensions of the period during which such additional products may be selected, and a license payment of $7.0 million upon the achievement of pre-defined "minimum development" criteria, as defined in the agreement, for M834 (a selected biosimilar). In addition, we are eligible to receive an aggregate of approximately $316.0 million in potential milestone payments, comprised of (i) up to $66.0 million in substantive milestone payments upon achievement of specified technical and development milestone events across the five product candidates, and (ii) regulatory milestone payments totaling up to $250.0 million, on a sliding scale, across the five product candidates where, based on the products' regulatory application, there is a significant reduction in the scope of the clinical trial program required for regulatory approval. Two of the technical and development milestones were time-based and the total eligible milestones have been adjusted to correspond to current development plans. There are no other time-based milestones included in the Baxter Agreement. The technical and development milestones include (i) achievement of certain criteria that will ultimately drive commercial feasibility for manufacturing the products and (ii) acceptance by the FDA of an IND or acceptance in the European Union of an equivalent application.

        We continue to advance toward achievement of defined milestones in 2014 for the two biosimilar products under development with Baxter. For our lead biosimilar M923, the $12.0 million in milestones targeted for second half of 2014 are achievement of technical development criteria and the submission of a regulatory application in the European Union. The achievement of pre-defined "minimum development" criteria would generate a $7.0 million milestone payment for M834 in 2014.

        In addition, if any of the five products are successfully developed and launched, Baxter will be required to pay us royalties on net sales of licensed products worldwide, with a base royalty rate in the high single digits with the potential for significant tiered increases based on the number of competitors, the interchangeability of the product, and the sales tier for each product. The maximum royalty with all potential increases would be slightly more than double the base royalty.

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

  •
  certain heparins, heparinases and other enzymes; and

  •
  carbohydrate synthesis methods.

        In exchange for the licenses granted in the agreement, we have paid M.I.T. license maintenance fees, royalties on certain products and services covered by the licenses and sold by us or our affiliates or sublicensees, a percentage of certain other income received by us from corporate partners and sublicensees, and certain patent prosecution and maintenance costs.

        The following table summarizes the license maintenance fees and royalties paid to M.I.T. and recorded in the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
License maintenance fees	$82	$183	$158
Royalties	252	1,013	6,563

Total	$334	$1,196	$6,721

        Beginning in 2014, the annual license maintenance obligations, which extend through the life of the patents, are approximately $0.1 million per year.

        We are obligated to indemnify M.I.T. and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements, unless the losses result from the indemnified parties' gross negligence or willful misconduct.

        The agreement expires upon the expiration or abandonment of all patents that issue and are licensed to us by M.I.T. under such agreement. The issued patents include over 40 United States patents and foreign counterparts of some of those. Any such patent will have a term of 20 years from the filing date of the underlying application. M.I.T. may terminate the agreement immediately if we cease to carry on our business, if any nonpayment by us is not cured within 60 days of written notice or if we commit a material breach that is not cured within 90 days of written notice. We may terminate the agreement for any reason upon six months' notice to M.I.T., and we can separately terminate the license under a certain subset of patent rights upon three months' notice.

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

        We license or own a patent portfolio of over 95 patent families, each of which includes United States patent applications and/or issued patents as well as foreign counterparts to certain of the United States patents and patent applications. Our patent portfolio includes issued or pending claims covering:

  •
  methods and technologies for characterizing and making polysaccharides, peptides and proteins and other heterogeneous mixtures;

  •
  the composition of matter and use of certain heparinases, heparinase variants and other enzymes;

  •
  methods and technologies for synthesis of polysaccharides;

  •
  the composition of matter and use of certain novel LMWHs and other therapeutic proteins, including M402;

  •
  methods to identify, analyze and characterize glycoproteins; and

  •
  methods of manufacture of certain polysaccharide, polypeptide and glycoprotein products.

        A portion of our patent portfolio covering methods and technologies for analyzing and characterizing polysaccharides consists of patents and patent applications owned and licensed to us by M.I.T. In addition, a portion of the claims in our patent portfolio covering the composition of matter of naturally occurring heparinases, heparinase variants and other enzymes, the use of these heparinases and enzymes in the characterization of sugars consists of patents and patent applications that are owned and licensed to us by M.I.T.

        The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of our patent applications will result in the issuance of any patents. Moreover, any issued patent does not guarantee us the right to practice the patented technology or to commercialize the patented product. Third parties may have blocking patents that could be used to prevent us from commercializing our patented products and practicing our patented technology. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or the length of the term of patent protection that we may have for our products. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our generic, biosimilar and novel products. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our novel heparin or other products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

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

Virdante

        In December 2011, we entered into an asset purchase agreement to acquire the sialylation technology assets of Virdante Pharmaceuticals, Inc., including intellectual property and cell lines, relating to the sialylation of IVIg and other proteins. We paid Virdante $4.5 million in cash at closing and have agreed to pay Virdante up to an aggregate of $51.5 million in additional contingent milestone payments upon achievement of particular development goals for up to three products in the manner and on the terms and conditions set forth in the purchase agreement. The contingent milestone payments are structured to include potential payments related to products based upon the acquired assets as follows: (i) no more than $30 million if certain development and regulatory milestones are achieved for an initial product; (ii) no more than $15 million if certain development and regulatory milestones are achieved for a second product; and (iii) no more than $6.5 million if certain development and regulatory milestones are achieved for a third product if the development milestones for such third product are met within fifteen (15) years of the date of the purchase agreement.

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

United States Government Regulation

        In the United States, the information that must be submitted to the FDA in order to obtain approval to market a new drug or biologic varies depending on whether the drug or biologic is a new product whose safety and effectiveness has not previously been demonstrated in humans, or a drug or biologic whose active ingredient(s) and certain other properties are the same as those of a previously approved drug or biologic. Approval of new drugs and biologics follows the NDA and BLA routes, respectively. A drug that claims to be the same as an already approved NDA drug may be able to file for approval under the ANDA approval pathway. Beginning in 2010, with the enactment of the BPCI, a biosimilar may also be filed for approval under the new abbreviated pathway under Section 351(k) of the Public Health Service Act.

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

  •
  clinical studies.

        The FDA has the discretion to determine whether one or more of these elements are necessary. The FDA has not established final guidance on proving similarity or in demonstrating interchangeability and applicants will need to develop appropriate scientific evidence to support their filings. In 2012, the FDA implemented its biosimilar user fee program which includes a fee-based meeting process for consultation between applicants and the FDA reviewing division on biosimilar and interchangeable biologics applications under the new approval pathway. It contemplates well-defined meetings where the applicant can propose and submit analytic, physicochemical and biologic characterization data along with a proposed development plan. The proposed development plan may have a reduced scope of clinical development based on the nature and extent of the characterization data. There are defined time periods for meetings and written advice. In February 2012, the FDA published draft guidance documents for the development and registration of biosimilars and interchangeable biologics. The draft guidance documents indicate that the FDA will consider the totality-of-the-evidence developed by an applicant in determining the nature and extent of the development, nonclinical and clinical requirements for a biosimilar or interchangeable biologic product.

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

Related Matters

        From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA or reimbursed under Medicare by the Center for Medicare Services. In addition,

FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

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

Competition

        The development and commercialization of pharmaceutical products is highly competitive, particularly the development and commercialization of complex generics and biosimilars due to existing brand competition at the time of product launch. Many of our competitors, who already market or are developing products similar to those in our portfolio, have considerable experience in product development, obtaining regulatory approval, and commercializing pharmaceutical products. Further, certain of these competitive companies have substantially greater financial, marketing, research and development and human resources than we do.

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

        Our Enoxaparin Sodium Injection product faces competition from Sanofi, the company currently marketing Lovenox, as well as from other companies with enoxaparin products. In October 2011, through its authorized third-party distributor, Sanofi-Aventis began marketing its generic version of Lovenox. In January 2012, Actavis and Amphastar launched an enoxaparin product. As a result of this competition, our Enoxaparin Sodium Injection product has lost market share and Sandoz has lowered its price. We may face more generic competition as ANDAs have been submitted to the FDA by Teva and Hospira, Inc., and other ANDAs or other regulatory applications may have been submitted or may be submitted in the future.

        In addition to competition from Lovenox and other enoxaparin products, our Enoxaparin Sodium Injection product faces competition from other anticoagulants used to treat DVT and ACS. These competitive products include Factor Xa inhibitors, other LMWH products, and products in clinical development. The Factor Xa inhibitors include: GlaxoSmithKline plc's Arixtra®, which is approved in the prevention and treatment of several DVT indications, Bristol-Myers Squibb Company's apixaban (Eliquis®), which is approved in the United States for the reduction of risk of stroke and systemic embolism in patients with non-valvular atrial fibrillation and rivaroxaban (Xarelto®), which is approved in the United States for DVT prophylaxis and the reduction of risk of stroke and systemic embolism in patients with non-valvular atrial fibrillation. Xarelto® is marketed worldwide by Bayer AG and Johnson & Johnson Pharmaceutical Research & Development, L.L.C. The Factor IIa inhibitors in development include Boehringer Ingelheim GmbH's dabigatran etexilate (Pradaxa®), which is currently approved to reduce the risk of stroke and systemic embolism in patients with non-valvular atrial fibrillation and is under review by FDA for DVT prophylaxis.

        In the event that we receive approval to market M356, a generic version of Copaxone, we would face competition from a number of sources, including branded Copaxone, which is marketed worldwide by Teva Pharmaceutical Industries Ltd., or Teva. In addition, in January 2014, Teva's Supplemental NDA for a three-times-a-week formulation of Copaxone was approved by FDA. Teva's new formulation allows for a less frequent dosing regimen and will compete with our M356 product, if approved. We could also face competition from other companies if they receive marketing approval for generic versions of Copaxone. While there are no generic versions of Copaxone approved by the FDA to date, ANDAs have been submitted to the FDA by Mylan Inc. and Synthon BV and Synthon Pharmaceuticals, Inc. Other ANDAs or other regulatory applications may have been submitted or may be submitted in the future. In addition, there are other products that currently compete with Copaxone in the United States. These include Rebif (interferon-beta-1a), which is co-promoted by EMD Serono Inc., a subsidiary of Merck Serono, a division of Merck KGaA, and Pfizer Inc. in the United States, and is marketed by Merck Serono in the European Union; Avonex (interferon beta-1a) and Tysabri (natalizumab), which are both marketed worldwide by Biogen Idec Inc.; Tecfidera, a novel oral compound, which is marketed by Biogen Idec Inc. in the United States, Canada and Australia and is approved but pending commercialization in the European Union; Betaseron (interferon-beta-1b), which is marketed by Bayer HealthCare Pharmaceuticals Inc., the pharmaceuticals affiliate of Bayer Schering Pharma AG, in the United States, and is marketed under the name Betaferon by Bayer Schering Pharma, a division of Bayer AG, in the European Union; Extavia (interferon-Beta-1b) and Gilenya™ (fingolimod), which are both marketed by Novartis Pharmaceuticals Corporation in the United States; Aubagio (teriflunomide), which is marketed by Sanofi in the United States and in the European Union; Novantrone (mitoxantrone for injection concentrate), which is marketed by EMD Serono, Inc.; and Lemtrada (alemtuzumab), a once annual infusion compound, which is marketed by Genzyme Corporation in the European Union but was declined approval by FDA in December 2013.

        With the approval of the new biosimilar and interchangeable biologic pathway under Section 351(k) of the Public Health Service Act, many companies have announced their intention to develop and commercialize biosimilars. Amgen, Inc. has announced a collaboration with Actavis, Inc., Hospira has biosimilars agreements in place with Celltrion, Human Genome Sciences, NovaQuest Co-Investment Fund and Stada, Merck and Biogen Idec Inc. have announced collaborations with Samsung Bioepis, and Baxter has partnered with Coherus. Other companies expected to launch biosimilars in the United States include Sandoz, Biocon, Pfizer Inc., Roche, Boehringer Ingelheim and Teva. Many of these companies are significantly larger than us, have substantially greater financial resources and have significant pre-existing resources to devote to the biosimilars business. There has been substantial growth in recent years in the number of generic and pharmaceutical companies looking to develop biosimilar (including potentially interchangeable) versions of protein-based products. Biotechnology and pharmaceutical companies also continue to invest significantly in better understanding their own products or creating improved versions of marketed products.

        Similarly, our discovery work in oncology faces substantial competition from major pharmaceutical and other biotechnology companies that are actively working on improved and novel products.

        The field of polysaccharides generally is a growing field with increased competition. However, the capabilities of the field can generally be segmented into those companies using polysaccharides as therapeutics, companies focused on engineering or modifying polysaccharides, including pegylation technologies, and companies focused on analytics. Among those in analytics, we are not aware of others that have similar capabilities for detailed chemical characterization of complex polysaccharides. We believe Procognia Limited's technology is largely focused on analyzing proteins and their glycosylation. In addition, many major pharmaceutical and biotechnology companies such as Amgen Inc. and Biogen Idec Inc. have successfully improved products through sugar modification. Potential competitors with broad glycobiology capabilities include Optimer Pharmaceuticals, Inc. (acquired by Cubist), Keryx Pharmaceuticals, Merck and Company, Inc. and Pro-Pharmaceuticals, Inc. as well as many private, start-up pharmaceutical organizations. Many of these companies with polysaccharide capabilities are focused on providing services to pharmaceutical companies rather than focused on drug discovery and product development.

Employees

        We believe that our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2013, we had 269 employees, including 3 employees who hold M.D. degrees and 88 employees who hold Ph.D. degrees. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

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

        We have incurred significant losses since our inception in May 2001. At December 31, 2013, our accumulated deficit was $270.5 million. We may incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our other drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.

        To be profitable, we and our collaborative partners must succeed in developing and commercializing drugs with significant market potential. This will require us and our collaborative partners to be successful in a range of challenging activities: developing product candidates; obtaining regulatory approval for product candidates through either existing or new regulatory approval pathways; clearing allegedly infringing patent rights; enforcing our patent rights; and manufacturing, distributing, marketing and selling products. Our potential profitability will also be adversely impacted by the entry of competitive products and, if so, the degree of the impact could be affected by whether the entry is before or after the launch of our products. We may never succeed in these activities and may never generate revenues that are significant.

Our current product revenue is dependent on the continued successful manufacture and commercialization of Enoxaparin Sodium Injection.

        Our near-term ability to generate product revenue depends, in large part, on Sandoz's continued ability to manufacture and commercialize Enoxaparin Sodium Injection, maintain pricing levels and market share and compete with Lovenox brand competition as well as authorized and other generic competition.

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

        Due to these circumstances, the resulting market price for our Enoxaparin Sodium Injection product has decreased and may decrease further, and we have lost market share and may continue to lose market share for Enoxaparin Sodium Injection. All of this may further impact our revenue from Enoxaparin Sodium Injection and, as a result, our business, including our near-term financial results and our ability to fund future discovery and development programs, may suffer.

If our patent litigation against Amphastar or Teva related to Enoxaparin Sodium Injection is not successful, we may be liable for damages. In addition, third parties may be able to commercialize a generic Lovenox product without risk of patent infringement damages, and our business may be materially harmed.

        If we are not successful in the patent litigation against Amphastar and Actavis and do not succeed in obtaining injunctive relief or damages, the reduction in our revenue stream will be permanent and our ability to fund future discovery and development programs may suffer. Furthermore, in the event that we are not successful in our appeal of the District Court decision to grant summary judgment against us, and Amphastar and Actavis are able to prove they suffered damages as a result of the preliminary injunction having been in effect, we could be liable for up to $35 million of the security bond for such damages. This amount may be increased if Amphastar and Actavis are successful in their motion to increase the amount of the security bond.

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

        Many manufacturers of branded products have increasingly used legislative, regulatory and other means to delay regulatory approval and to seek to restrict competition from manufacturers of generic drugs and could be expected to use similar tactics to delay competition from biosimilars. These efforts have included:

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

  •
  pursuing new patents for existing products or processes which could extend patent protection for a number of years or otherwise delay the launch of generic drugs or biosimilars; and

  •
  influencing legislatures so that they attach special patent extension amendments to unrelated federal legislation.

        The FDA's practice is to rule within 180 days on Citizen Petitions that seek to prevent approval of an ANDA if the petition was filed after the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA. If, at the end of the 180-day period, the ANDA is not ready for approval or rejection, then the FDA has typically denied and dismissed the petition without acting on the petition. Teva Neuroscience, Inc. has filed several Citizen Petitions regarding M356, of which the first four have been denied and dismissed. However, Teva may seek to file future petitions and may also seek reversal of the denial of a Citizen Petition in federal court. Other third parties may also file Citizen Petitions requesting that the FDA adopt specific approval standards for generic or biosimilar products. If the FDA grants future Citizen Petitions, we and Sandoz may be delayed in obtaining, or potentially unable to obtain, approval of the ANDA for M356 which would materially harm our business.

        If these efforts to delay or block competition are successful, we may be unable to sell our generic products, which could have a material adverse effect on our sales and profitability.

If other generic versions of our product candidates, including M356, are approved and successfully commercialized, our business would suffer.

        Generic versions of our products contribute most significantly to revenues at the time of their launch, especially with limited competition. As such, the timing of competition can have a significant impact on our financial results. We expect that certain of our product candidates may face intense and increasing competition from other manufacturers of generic and/or branded products. For example, in September 2009, Mylan announced that the FDA had accepted for filing its ANDA for generic Copaxone and in 2011 Synthon announced that it submitted an ANDA to the FDA for a generic Copaxone. Furthermore, as patents for branded products and related exclusivity periods expire, manufacturers of generic products may receive regulatory approval for generic equivalents and may be able to achieve significant market share. As this happens, and as branded manufacturers launch authorized generic versions of such products, market share, revenues and gross profit typically decline, in some cases, dramatically. If any of our generic or biosimilar product offerings, including M356, enter markets with a number of competitors, we may not achieve significant market share, revenues or gross profit. In addition, as other generic products are introduced to the markets in which we participate, the market share, revenues and gross profit of our generic products could decline.

If an improved version of a reference brand product, such as Copaxone, is developed that has a new product profile and labeling, the improved version of the product could significantly reduce the market share of the original reference brand product, and may cause a significant decline in sales or potential sales of our generic and biosimilar products.

        Brand companies may develop improved versions of a reference brand product as part of a life cycle extension strategy, and may obtain approval of the improved version under a supplemental new drug application, for a drug, or biologics license application for a biologic. Should the brand company succeed in obtaining an approval of an improved product, it may capture a significant share of the collective reference brand product market and significantly reduce the market for the original reference brand product and thereby the potential size of the market for our generic or biosimilar products. For example, in January 2014, Teva's three-times a week formulation of Copaxone received marketing approval by FDA. Teva's new formulation will compete with our M356 product. In addition, the improved product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the improved product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.

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

Teva may allege that we are infringing existing, additional issued or pending patents they hold. If this occurs we may expend substantial resources in resulting litigation, the outcome of which would be uncertain. Any unfavorable outcome in such litigation could delay our launch of M356, if approved, and may have a material adverse effect on our business.

        Teva may assert existing, additional issued or pending patents, and they may claim that we are infringing those patents, including pursuit of Supreme Court review of the 2013 appellate ruling that patent claims previously asserted against us and Sandoz were invalid. If that occurs, we may incur significant expenses to respond to and litigate the claims. In addition, if we are unsuccessful in litigation, or pending the outcome of litigation or while litigation is pending, a court could issue a temporary injunction or a permanent injunction preventing us from marketing and selling M356. Furthermore, we may be ordered to pay damages, potentially including treble damages, if we launch M356 and are subsequently found to have willfully infringed Teva's patent rights. Litigation concerning intellectual property and proprietary technologies is widespread and can be protracted and expensive, and can distract management and other key personnel from running our business.

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

        Even if our product candidates are successfully developed and approved for marketing, our success and growth will also depend upon the acceptance of our products by patients, physicians and third-

party payors. Acceptance of our products will be a function of our products being clinically useful, being cost effective and demonstrating superior therapeutic effect with an acceptable side effect profile as compared to existing or future treatments. In addition, even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time.

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

  •
  the absence of, or limited clinical data available from sameness, biosimilarity or interchangeability testing of our complex generic or biosimilar products;

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

        As of December 31, 2013, we had cash, cash equivalents and marketable securities totaling $245.7 million. For the year ended December 31, 2013, we had a net loss of $108.4 million and cash used in operating activities of $86.8 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

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

        We are dependent on the members of our management team for our business success. Our employment arrangements with our executive officers are terminable by either party on short notice or no notice. We do not carry key person life insurance on the lives of any of our personnel. The loss of any of our executive officers would result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and approval of our product candidates. In addition, there is intense competition from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, for human resources, including management, in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful development and commercialization of our product candidates.

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

        The new regulatory pathway also creates a number of additional obstacles to the approval and launch of biosimilar and interchangeable products, including:

  •
  a requirement for the applicant, as a condition to using the patent exchange and clearance process, to share, in confidence, the information in its abbreviated pathway application with the brand company's and patent owner's counsel;

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

        In addition, there is reconsideration and legislative debate that could lead to the repeal or amendment of the new healthcare legislation. If the legislation is significantly amended or is repealed with respect to the biosimilar approval pathway, our opportunity to develop biosimilars (including interchangeable biologics) could be materially impaired and our business could be materially and adversely affected. Similarly, the legislative debate at the federal level regarding the federal government budget in 2013 restricted federal agency funding for the biosimilar pathway, including biosimilar user fee funding for fiscal year 2014, and has resulted in delays in the conduct of meetings with biosimilar applicants and the review of biosimilar meeting and application information. The scheduling and conduct of biosimilar meeting and applications review was also suspended during the U.S. Government shutdown in October 2013, and could be subject to future suspensions as a result of future deadlocks in passage of federal appropriations bills. Depending on the timing and the extent of these funding, meeting and review disruptions, the Company's development of biosimilar products could be delayed.

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

        Although the FDA may determine that a generic product is therapeutically equivalent to a brand product and provide it with an "A" rating in the FDA's Orange Book, this designation is not binding on state pharmacy boards or agencies for generic drugs. As a result, in states that do not deem our generic drug candidates therapeutically equivalent, physicians will be required to specifically prescribe a generic product alternative rather than have a routine substitution at the pharmacy level for the prescribed brand product. Should this occur with respect to one of our generic product candidates, it could materially reduce sales in those states which would substantially harm our business.

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

        Assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent. We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

        Although we are aggressively pursuing patent applications on our innovative approaches to characterization and manufacture of complex generics, biosimilars and new drugs, there is presently uncertainty regarding the scope of the safe harbor from a patent infringement enforcement under federal patent law, 35 USC section 271(e)(1). This uncertainty may impair our ability to enforce certain of our patent rights and reduce the likelihood of enforcing certain of our patent rights to protect our innovations and our products. Accordingly, we do not know the degree of future enforceability for some of our proprietary rights.

        The breadth of patent claims allowed in any patents issued to us or to others may be unclear. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and/or opposition proceedings, and the risk of infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, once they have issued, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

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

        If any party asserts that we are infringing its intellectual property rights or that our creation or use of proprietary technology infringes upon its intellectual property rights, we might be forced to incur expenses to respond to and litigate the claims. Furthermore, we may be ordered to pay damages, potentially including treble damages, if we are found to have willfully infringed a party's patent rights. In addition, if we are unsuccessful in litigation, or pending the outcome of litigation, a court could issue a temporary injunction or a permanent injunction preventing us from marketing and selling the patented drug or other technology for the life of the patent that we have been alleged or deemed to have infringed. Litigation concerning intellectual property and proprietary technologies is widespread and can be protracted and expensive, and can distract management and other key personnel from performing their duties for us.

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

We in-license a portion of our proprietary technologies and if we fail to comply with our obligations under any of the related agreements, we could lose license rights that are necessary to develop our product candidates.

        We are a party to and rely on a number of in-license agreements with third parties, such as those with the Massachusetts Institute of Technology and Rockefeller University, that give us rights to intellectual property that is necessary for certain parts of our business. In addition, we expect to enter into additional licenses in the future. Our current in-license arrangements impose various diligence, development, royalty and other obligations on us. If we breach our obligations with regard to our exclusive in-licenses, they could be converted to non-exclusive licenses or the agreements could be terminated, which would result in our being unable to develop, manufacture and sell products that are covered by the licensed technology.

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

  •
  a decision in favor of or against Teva or Amphastar and Actavis our material patent litigation suits, or a settlement related to any case;

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

  •
  enactment of legislation that repeals the law enacting the biosimilar regulatory approval pathway or amends the law in a manner that is adverse to our biosimilar development strategy;

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

Item 2.    PROPERTIES

        As of February 5, 2014, pursuant to our sublease agreements, we lease a total of approximately 183,500 square feet of office and laboratory space in Cambridge, Massachusetts:

Property Location	Approximate Square Footage	Use	Lease Expiration Date
675 West Kendall Street
Cambridge, Massachusetts 02142	78,500	Laboratory and Office	04/30/2015
320 Bent Street
Cambridge, Massachusetts 02141	105,000	Laboratory and Office	08/31/2016

	183,500

Item 3.    LEGAL PROCEEDINGS

        On August 28, 2008, Teva and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against us and Sandoz in the United States Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleged infringement related to four of the seven Orange Book patents listed for Copaxone and seeks declaratory and injunctive relief that would prohibit the launch of our product until the last to expire of these patents. We and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the Court consolidated the Mylan case with the case against us and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book patents and one non-Orange book patent expire in May 2014 and one non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. In July 2012, we appealed the decision to the CAFC, and in July 2013, the CAFC issued a written opinion invalidating several of the nine patents, including the one patent set to expire in 2015. Several patents expiring in May 2014 remain in force. The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. In September 2013, Teva filed a petition for rehearing of the CAFC decision, and in October 2013 the CAFC denied the petition. Teva filed a petition for review by the Supreme Court in January 2014.

        On December 10, 2009, in a separate action in the same court, Teva sued Sandoz, Novartis AG and us for patent infringement related to certain other non-Orange Book patents seeking declaratory and injunctive relief that would prohibit the launch of our product until the last to expire of these patents as well as damages in the event that Sandoz has launched the product. In January 2010, we and Sandoz filed a motion to dismiss this second suit on several grounds and in July 2013, the motion to dismiss the suit was granted.

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

        In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC and in July 2013, the District Court granted the motion for summary judgment. We have filed a notice of appeal of that decision to the CAFC.

        In the event that we are not successful in any appeal, and Amphastar and Actavis are able to prove they suffered damages as a result of the preliminary injunction, we could be liable for damages for up to $35 million of the security bond. Amphastar has filed motions to increase the amount of the security bond, which we and Sandoz have opposed. Litigation involves many risks and uncertainties, and there is no assurance that we or Sandoz will prevail in this patent enforcement suit.

Item 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded publicly on the NASDAQ Global Market under the symbol "MNTA." The following table sets forth the high and low sale prices of our common stock for the periods indicated, as reported on the NASDAQ Global Market:

Quarter ended	High	Low
March 31, 2012	$19.64	$14.25
June 30, 2012	17.09	13.00
September 30, 2012	15.19	12.83
December 31, 2012	14.85	10.05
March 31, 2013	$14.34	$11.86
June 30, 2013	15.25	11.22
September 30, 2013	18.08	13.76
December 31, 2013	18.22	14.26

Holders

        On February 24, 2014, the approximate number of holders of record of our common stock was 37.

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

Stock Performance Graph

        The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2008 through December 31, 2013, in each of (i) our common stock, (ii) The NASDAQ Composite Index and (iii) The NASDAQ Biotechnology Index (capitalization weighted).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Momenta Pharmaceuticals, Inc., the NASDAQ Composite Index,
and the NASDAQ Biotechnology Index

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/08	12/09	12/10	12/11	12/12	12/13
Momenta Pharmaceuticals, Inc.	100.00	108.62	129.05	149.91	101.64	152.41
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Biotechnology	100.00	104.67	112.89	127.04	169.50	288.38

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

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data set forth below with respect to our statements of comprehensive (loss) income data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012 are derived from our audited financial statements included in this Annual Report on Form 10-K. The statements of comprehensive (loss) income data for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010 and 2009 are derived from our audited financial statements, which are not included herein. Historical results are not necessarily indicative of future results. See the notes to the consolidated financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net (loss) income per share. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found at "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report on Form 10-K.

Momenta Pharmaceuticals, Inc.
Selected Financial Data

	2013	2012	2011	2010	2009
	(in thousands, except per share information)
Statements of Comprehensive (Loss) Income Data:
Collaboration revenues:
Product revenue	$16,701	$54,772	$270,473	$96,625	$—
Research and development revenue	18,764	9,149	12,595	20,147	20,249

Total collaboration revenue	35,465	63,921	283,068	116,772	20,249

Operating expenses:
Research and development	103,999	80,345	64,657	51,712	60,612
General and administrative	41,057	43,682	38,710	28,595	23,800

Total operating expenses	145,056	124,027	103,367	80,307	84,412

Operating (loss) income	(109,591)	(60,106)	179,701	36,465	(64,163)
Interest income	950	1,238	746	176	825
Interest expense	—	—	(91)	(329)	(570)
Other income (expense)	233	220	—	978	(104)

Net (loss) income	$(108,408)	$(58,648)	$180,356	$37,290	$(64,012)

Net (loss) income per share:
Basic	$(2.13)	$(1.16)	$3.62	$0.84	$(1.60)

Diluted	$(2.13)	$(1.16)	$3.55	$0.81	$(1.60)

Shares used in calculating net (loss) income per share:
Basic	50,907	50,411	49,852	44,626	40,056

Diluted	50,907	50,411	50,823	45,942	40,056

Comprehensive (loss) income	$(108,494)	$(58,456)	$180,291	$37,281	$(64,433)

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$29,766	$52,990	$49,245	$100,681	$21,934
Marketable securities	215,916	287,613	299,193	52,078	73,716
Working capital	243,649	339,006	383,393	196,650	85,753
Total assets	316,815	406,629	420,909	227,569	118,451
Deferred revenue	27,716	31,695	3,764	5,913	8,763
Other liabilities	19,262	14,447	14,067	15,553	15,526
Total liabilities	46,978	46,142	17,831	21,466	24,289
Accumulated deficit	(270,459)	(162,051)	(103,403)	(283,759)	(321,049)
Total stockholders' equity	269,837	360,487	403,078	206,103	94,162

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

Business Overview

The Company

        We are a biotechnology company operating in three product areas: Complex Generics, Biosimilars and Novel Drugs. Our approach is built around a complex systems analysis platform that we use to obtain a detailed understanding of complex chemical and biologic systems, design product candidates based on this knowledge, analyze sets of biological data to evaluate the biological function of our products, and develop manufacturing processes that enable our products to be reliably produced. Our first product, developed in collaboration with Sandoz, Enoxaparin Sodium Injection, a generic version of Lovenox®, was approved in July 2010, validating the commercial value of our platform. In the period from commercial launch through September 2011, we capitalized on the advantage of having the only generic Lovenox in the marketplace and recognized over $340 million in revenue from this product.

Our Programs

        The first product area we entered was complex generics. Our complex generics programs target marketed products that were originally approved by the United States Food and Drug Administration, or FDA, as New Drug Applications, or NDAs. Therefore, we have been able to access the existing 505(j) generic regulatory pathway and have submitted Abbreviated New Drug Applications, or ANDAs, for these products. Our first commercial product, Enoxaparin Sodium Injection, which has been developed and commercialized in collaboration with Sandoz Inc. and Sandoz AG, collectively Sandoz, affiliates of Novartis AG, received FDA marketing approval in July 2010 as a generic version of Lovenox® (enoxaparin sodium injection). Lovenox is a complex mixture of polysaccharide chains derived from naturally sourced heparin which is used to prevent and treat deep vein thrombosis, or DVT, and to support the treatment of acute coronary syndromes, or ACS. The Enoxaparin Sodium Injection ANDA submitted by Sandoz was the first ANDA for a generic Lovenox to be approved by FDA, validating our novel approaches to the structural characterization, process engineering and biologic systems analysis of complex molecules. From July 2010 through early October 2011, the Enoxaparin Sodium Injection marketed by Sandoz was the sole generic version of Lovenox, and consequently, under the terms of our collaborative agreement with Sandoz, we earned 45% profit share on Sandoz's sales of Enoxaparin Sodium Injection. The product now faces other generic competitors and we receive a royalty on net sales.

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

        Our second product area is biosimilars, which is targeted toward developing biosimilar versions of marketed therapeutic proteins, with a goal of obtaining FDA designation as interchangeable. The subset of biosimilars receiving an interchangeability designation are known as interchangeable biologics.

In March 2010, an abbreviated regulatory process was codified in Section 351(k) of the Patient Protection and Affordable Care Act of 2010. This new pathway opened the market for biosimilar and interchangeable versions of a broad array of biologic therapeutics, including antibodies, cytokines, fusion proteins, hormones and other recombinant proteins. By 2015, sales of biosimilars are expected to reach between $1.9 billion to $2.6 billion. Most biologic therapies are complex mixtures, and for several years we have been investing in developing novel approaches to the structural characterization, process engineering and analysis of the biologic activities of these products. In February 2012, FDA released three documents containing their preliminary guidelines for applications under the Section 351(k) pathway. These guidelines state that FDA will use a step-wise review that considers the totality-of-the-evidence in determining extent of the clinical development program. This approach puts a substantial emphasis on structural and functional characterization data in evaluating biosimilar products for approval. We believe that our strategy for the development of biosimilars aligns well with the framework that the FDA has outlined in the draft guidance documents. Our goal is to engineer biologic products that will show minimal to no structural or functional differences from the reference brand product, thereby justifying a more selective and targeted approach to human clinical testing and to support demonstration of interchangeability. In December 2011, we and Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, collectively, Baxter, entered into a global collaboration and license agreement, or the Baxter Agreement, to develop and commercialize biosimilars. The Baxter Agreement became effective in February 2012. Baxter is an established healthcare company with global product development, manufacturing and commercial capabilities.

        Our third product area is novel drugs. M402, our novel drug in Phase 1 clinical development, is an oncology candidate derived from unfractionated heparin and engineered to have significantly reduced anticoagulant activity while preserving the anti-tumor properties of heparin. Nonclinical data showed potent binding of M402 to multiple growth factors, adhesion molecules, and chemokines to inhibit tumor progression, metastasis, and angiogenesis. In addition to this development candidate, we are also seeking to discover and develop additional novel drugs. We believe our core analytical tools and approach may enable new insights into the complex biology underlying many diseases. This enhanced understanding should help us establish the relative role of different biological targets and related cell-to-cell signaling pathways in contributing to the disease process. Our goal is to leverage this knowledge to identify novel targets, novel combinations of therapies, and possibly exploit the multi-targeting nature of complex mixture molecules to develop novel drugs which may positively modulate multiple pathways in a disease.

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

        In 2006 and 2007, we entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement, with Novartis Pharma AG, and a collaboration and license agreement, as amended, or the Second Sandoz Collaboration Agreement, with Sandoz AG. Together, this series of agreements is referred to as the 2006 Sandoz Collaboration. Under the Second Sandoz Collaboration Agreement, we and Sandoz AG expanded the geographic markets for Enoxaparin Sodium Injection covered by the 2003 Sandoz Collaboration to include the European Union. Further, under the Second Sandoz Collaboration Agreement, we and Sandoz AG agreed to exclusively collaborate on the development and commercialization of M356, among other products. In connection with the 2006 Sandoz Collaboration, we sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of our common stock on the NASDAQ Global Market was $13.05 on the date of purchase) for an aggregate purchase price of $75.0 million, resulting in an equity premium of $13.6 million. As of December 31, 2013, Novartis AG owned approximately 9% of our outstanding common stock.

        Prior to the launch of Enoxaparin Sodium Injection in 2010, the collaboration revenues derived from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration primarily consisted of amounts earned by us for reimbursement by Sandoz of research and development services and development costs. In July 2010, Sandoz began the commercial sale of Enoxaparin Sodium Injection. The profit-share or royalties Sandoz is obligated to pay us under the 2003 Sandoz Collaboration differ depending on whether (i) there are no third-party competitors marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), (ii) a Lovenox-Equivalent Product is being marketed by Sanofi-Aventis, which distributes the brand name Lovenox, or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, or (iii) there are one or more third-party competitors which are not Sanofi-Aventis marketing a Lovenox-Equivalent Product. From July 2010 through September 2011, no third-party competitor was marketing a Lovenox-Equivalent Product; therefore, during that period, Sandoz paid us 45% of the contractual profits from the sale of Enoxaparin Sodium Injection. In September 2011, FDA approved the ANDA for the enoxaparin product of Amphastar Pharmaceuticals, Inc. or Amphastar. In October 2011, Sandoz confirmed that an authorized generic Lovenox-Equivalent Product was being marketed, which meant that Sandoz was obligated to pay us a royalty on its net sales of Enoxaparin Sodium Injection until the contractual profits from those net sales in a product year (July 1—June 30) reached a certain threshold. Upon the achievement of the contractual profit threshold in December 2011, Sandoz was obligated to pay us a profit share for the remainder of the product year. In January 2012, following the Court of Appeals for the Federal Circuit granting a stay of the preliminary injunction previously issued against them by the United States District Court, Watson Pharmaceuticals, Inc. (now Actavis, Inc., or Actavis) and Amphastar launched their third-party competitor enoxaparin product. Consequently, in each product year, for net sales of Enoxaparin Sodium Injection up to a pre-defined sales threshold, Sandoz is obligated to pay us a royalty on net sales at a 10% rate, and for net sales above the sales threshold, at a 12% rate.

        Certain development and legal expenses may reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz. Any product liability costs and certain other expenses arising from patent litigation may also reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz, but only up to 50% of these amounts due to us from Sandoz each quarter. Our contractual share of these development and legal expenses is subject to an annual adjustment at the end of each product year, and ends with the product year ending June 2015. Annual adjustments of $3.8 million, $3.9 million and $4.1 million, respectively, were recorded as a reduction in product revenue in the years ended December 31, 2013, 2012 and 2011, respectively.

        In December 2011, we and Baxter entered into the Baxter Agreement under which we agreed to collaborate, on a world-wide basis, on the development and commercialization of biosimilars. The Baxter Agreement became effective in February 2012. Baxter is an established healthcare company with global product development, manufacturing and commercial capabilities. To accelerate efforts in the biosimilars space and address this growing global market, we significantly increased the headcount and related operating expenses dedicated to our biosimilars program in 2012 and 2013. We expect that the increase in operating expenses will be partially offset in future years by revenues from option fees and milestone payments under the Baxter Agreement, subject to achievement of technical and regulatory criteria.

        Under the Baxter Agreement, we and Baxter agreed to collaborate, on a world-wide basis, on the development and commercialization of two biosimilars, M923 and M834, which are:

  •
  M923, a biosimilar for a branded biologic indicated for certain autoimmune and inflammatory diseases, is our most advanced biosimilar. We are working towards progressing this program to the clinic in Europe in the second half of 2014.

  •
  M834, a biosimilar also indicated for certain autoimmune and inflammatory diseases. We are working toward achievement of a pre-defined "minimum development criteria" license payment in 2014.

        In July 2012, Baxter selected a third product for inclusion in the collaboration, a monoclonal antibody for oncology which has been designated as M511. In December 2013, Baxter terminated its option to license M511 under the Baxter Agreement following an internal portfolio review. We continue to develop M511 as part of our biosimilars program. Baxter has the right, until February 2015, to select up to three additional biosimilars to be included in the collaboration. We may also consent, at our option, to allow Baxter to name a replacement product for M511, if Baxter requests such replacement.

        As of December 31, 2013, we had an accumulated deficit of $270.5 million. To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. In the second half of 2010, we began to derive revenue from our profit share on Sandoz's commercial sale of Enoxaparin Sodium Injection. Due to the launch by Actavis and Amphastar of their enoxaparin product in January 2012, our Enoxaparin Sodium Injection product revenue has significantly decreased and we have been incurring operating losses. We expect that our return to profitability, if at all, would most likely come from the commercialization of our generic Copaxone product, which is subject to FDA approval. Even if our generic Copaxone is approved, there can be no assurance that we will return to profitability. Unless and until generic Copaxone is approved, we expect to incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. Even if our generic Copaxone is approved, there can be no assurance that we will return to profitability. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to additional technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenue to return to profitability.

Financial Operations Overview

Years Ended December 31, 2013, 2012 and 2011

Collaboration Revenue

        Collaboration revenue includes product revenue and research and development revenue earned under our collaborative arrangements. Product revenue consists of profit share, royalties and commercial milestones earned from Sandoz on sales of Enoxaparin Sodium Injection following its commercial launch in July 2010. For the year ended December 31, 2013, we earned $16.7 million in royalties on Sandoz's reported net sales of Enoxaparin Sodium Injection of $213 million. For the years ended December 31, 2012 and 2011, we earned $54.8 million and $260.5 million, respectively, in part on a profit share and in part on a royalty on Sandoz's net sales of Enoxaparin Sodium Injection of $451 million and $1.0 billion, respectively. The decreases in our product revenue of $38.1 million, or 70%, and Sandoz's net sales of $238 million, or 53%, from the 2012 period to the 2013 period is due to decreased unit sales due to lower market share, and lower prices in response to competitor pricing reductions on enoxaparin. The decreases in our product revenue of $205.7 million, or 79%, and Sandoz's net sales of $549 million, or 55%, from the 2011 period to the 2012 period are due to a change in the contractual basis of our earned product revenues from profit share to royalty-based following the launch of an authorized generic in October 2011 and the January 2012 launch of a third-

party competitor's generic Lovenox®, as well as decreased unit sales due to lower market share and lower prices in response to competitor pricing reductions on enoxaparin. Additionally, in 2011 we earned a $10.0 million commercial milestone on the one-year anniversary of FDA approval of Enoxaparin Sodium Injection as sole generic.

        Research and development revenue generally consists of amounts earned by us:

  •
  under the 2003 Sandoz Collaboration and 2006 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs;

  •
  under the 2006 Sandoz Collaboration for amortization of the equity premium;

  •
  under the Baxter Agreement for reimbursement of research and development services and reimbursement of development costs; and

  •
  under the Baxter Agreement for amortization of the $33 million upfront payment.

        Research and development revenue for 2013 was $18.8 million, compared with $9.1 million for 2012 and $12.6 million for 2011. The increase in research and development revenue of $9.7 million, or 107%, from the 2012 period to the 2013 period is due to an increase in reimbursable M923 expenses incurred in connection with the Baxter Agreement. The decrease in research and development revenue of $3.5 million, or 28%, from the 2011 period to the 2012 period is primarily due to a decrease in reimbursable manufacturing expenses associated with our M356 program offset by amortization of the upfront payment from Baxter.

        We expect collaborative research and development revenue earned by us related to expense reimbursement from Baxter and Sandoz will fluctuate from quarter to quarter in 2014 depending on our research and development activities. We expect to continue to amortize the $33.0 million upfront payment from Baxter as we deliver research and development services under the Baxter Agreement, with 2014 quarterly amortization of approximately $0.8 million related to the two licensed biosimilars.

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

        Research and development expense for 2013 was $104.0 million, compared with $80.3 million in 2012 and $64.7 million in 2011. The increase of $23.7 million, or 30%, from the 2012 period to the

2013 period primarily resulted from increases of: $14.7 million in process development and third-party contract research costs, of which approximately $13.0 million related to our M923 program; $5.0 million in personnel and related costs associated with our headcount growth to support our programs; $1.4 million in facility related costs due to additional subleased laboratory and office space; $1.3 million in professional fees primarily related to consulting fees to support our programs; and $0.5 million in depreciation expense due to higher investments in capital equipment in 2012 and 2013.

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

        The following table sets forth the primary components of our research and development external expenditures, including amortization of our intangible assets, for each of our principal development programs for the years ended December 31, 2013, 2012 and 2011. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Research and Development Expense (in thousands)
	For the years ended December 31,
				Project Inception to December 31, 2013
Development Programs (Status)	2013	2012	2011
M356 (ANDA Filed)	$2,525	$3,880	$6,618	$47,087
M402 (Phase 1/2)	3,930	5,053	3,258	18,335
Biosimilars (Development)	24,501	7,440	875	35,939
Discovery programs	3,298	1,316	6,698
Research and development internal costs	69,745	62,656	47,208

Total research and development expense	$103,999	$80,345	$64,657

        The decrease of $1.4 million in M356 external expenditures from the 2012 period to the 2013 period was primarily due to timing of process development activities, manufacturing and third-party research costs. Our M402 external expenditures decreased by $1.1 million from the 2012 period to the 2013 period as we incurred start-up costs for our Phase 1/2 proof-of-concept clinical study in the 2012 period. The increase of $17.1 million in biosimilars external expenditures from the 2012 period to the 2013 period was due to the process development and third-party contract research costs to advance our biosimilars in development. The increase of $2.0 million in discovery program external expenditures from the 2012 period to the 2013 period was primarily due to research collaborations we entered into to support our novel drug program.

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

        Research and development internal costs consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation. The increases of $7.1 million from the 2012 period to the 2013 period and $15.4 million from the 2011 period to the 2012 period were due to additional research and development headcount and related costs in support of our development programs.

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

        General and administrative expense for the year ended December 31, 2013 was $41.1 million, compared to $43.7 million in 2012 and $38.7 million in 2011. General and administrative expense decreased by $2.6 million, or 6%, from the 2012 period to the 2013 period primarily due to decreased legal fees relating to Enoxaparin Sodium Injection patent litigation. General and administrative expense increased by $5.0 million, or 13%, from the 2011 period to the 2012 period due to increases of: $6.4 million in professional fees principally due to increased legal fees relating to Enoxaparin Sodium Injection patent litigation and increase in consultant fees; $1.7 million in personnel and related costs associated with our headcount growth; $1.7 million in share-based compensation expense principally associated with increased headcount; and $0.7 million in other general and administrative expense for an insurance bond premium paid related to Enoxaparin Sodium Injection patent litigation and renewals of vendor maintenance agreements. These increases were offset by a decrease of $5.5 million in royalty fees payable primarily to Massachusetts Institute of Technology, or M.I.T., due to reduced Enoxaparin Sodium Injection product revenue.

        We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

Interest Income

        Interest income was $1.0 million, $1.2 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease of $0.2 million from the 2012 period to the 2013 period was primarily due to lower average investment balances. The increase of $0.5 million from the 2011 period to the 2012 period was primarily due to higher average investment balances due to the upfront payment made by Baxter in the first quarter of 2012 and cash received from Sandoz for Enoxaparin Sodium Injection product revenues.

Interest Expense

        Interest expense was zero, zero and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease of $0.1 million from the 2011 period to the 2012 period was due to the completion of repayment schedules on our equipment line of credit during 2011.

Other Income

        Other income was $0.2 million, $0.2 million and zero for the years ended December 31, 2013, 2012 and 2011, respectively. We recognized one-fifth of a job creation tax award, or $0.2 million, as other income in each of the years ended December 31, 2013 and 2012.

Liquidity and Capital Resources

        We have financed our operations since inception primarily through the sale of equity securities, payments from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, including profit share/royalty payments related to sales of Enoxaparin Sodium Injection, and borrowings from our lines of credit and capital lease obligations. Since our inception, we have received $406 million through private and public issuance of equity securities. As of December 31, 2013, we had received a cumulative total of $576 million from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, a $33.0 million upfront payment under the Baxter Agreement, $4.0 million from debt financing, $9.2 million from capital lease obligations and $3.9 million from our landlord for leasehold improvements related to our corporate facility and additional funds from interest income. The January 2012 launch of a third-party competitor's enoxaparin product triggered a change under the terms of our agreement with Sandoz in the basis of our product revenue from profit share to a royalty that is based on Sandoz's net sales of Enoxaparin Sodium Injection. This competition and the resulting contractual change significantly reduced our revenues and resulted in us incurring operating losses. We expect that our return to profitability, if at all, will most likely come from the commercialization of our generic Copaxone product, which is subject to FDA approval. However, Teva's three-times a week formulation of Copaxone, which received FDA marketing approval in January 2014, could reduce our potential sales of our generic Copaxone product, and cause our return to profitability to be more uncertain. We expect to finance our current programs and planned operating requirements principally through our current cash, cash equivalents and marketable securities. We believe that these funds will be sufficient to meet our operating requirements through at least 2015. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and other important factors, and actual results could vary materially. We may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

        At December 31, 2013, we had $245.7 million in cash, cash equivalents and marketable securities and $13.1 million in accounts receivable. In addition, we also held $20.7 million in restricted cash, of which $17.5 million serves as collateral for a security bond posted in the litigation against Actavis, Amphastar and International Medical Systems, Ltd. Our funds at December 31, 2013 were primarily invested in senior debt of government-sponsored enterprises, commercial paper, asset-backed securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 24 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant market risk at December 31, 2013.

        During the year ended December 31, 2013, our operating activities used cash of $86.8 million. During the years ended December 31, 2012 and 2011, our operating activities provided cash of $9.0 million and $213.7 million, respectively. The cash provided by or used for operating activities generally approximates our net (loss) income adjusted for non-cash items and changes in operating assets and liabilities.

        For the year ended December 31, 2013, our net loss adjusted for non-cash items was $83.6 million. For the year ended December 31, 2013, non-cash items include share-based compensation of $12.8 million, depreciation and amortization of our property, equipment and intangible assets of $8.2 million and amortization of purchased premiums on our marketable securities of $3.6 million. In addition, the net change in our operating assets and liabilities used cash of $3.3 million and resulted from: an increase in accounts receivable of $2.3 million due to an increase in reimbursable M923 FTEs and expenses incurred in connection with the Baxter Agreement offset by lower Enoxaparin Sodium Injection product revenue due to aggressive competitor pricing reductions; an increase in unbilled revenue of $2.6 million, primarily due to an increase in reimbursable M923 FTEs and expenses incurred in connection with the Baxter Agreement; a decrease in prepaid expenses and other current assets of $1.6 million, primarily due to the receipt of a $1.1 million job creation tax award and the receipt of a $0.4 million security deposit related to subleased office and laboratory space; an increase in restricted cash of $0.7 million due to the designation of this cash as collateral for a letter of credit related to the lease of office and laboratory space at 320 Bent Street; an increase in accounts payable of $2.7 million due to timing of M923 expenses incurred in connection with the Baxter Agreement; an increase in accrued expenses of $1.8 million due to higher compensation-related accruals due to increased staffing levels; a decrease in deferred revenue of $4.0 million, primarily due to the amortization of revenue related to the $33.0 million upfront payment made to us by Baxter in 2012 under our collaboration; the receipt of $0.7 million from our landlord for leasehold improvements constructed to our leased space at 320 Bent Street; a decrease in other current liabilities of $0.3 million due to the amortization of a deferred rent liability; and a decrease in other long-term liabilities of $0.2 million due to the annual amortization of a job creation tax award.

        For the year ended December 31, 2012, our net loss adjusted for non-cash items was $34.1 million. For the year ended December 31, 2012, non-cash items include share-based compensation of $13.7 million, depreciation and amortization of our property, equipment and intangible assets of $7.5 million and amortization of purchased premiums on our marketable securities of $3.3 million. In addition, the net change in our operating assets and liabilities provided cash of $43.1 million and resulted from: a decrease in accounts receivable of $17.4 million, due to a contractual change in the basis of calculating our Enoxaparin Sodium Injection product revenue, related to the launch of a competitor's generic Lovenox in January 2012, aggressive competitor pricing, significant adjustments to reserve accruals caused by increased competition and continued pricing pressure, and a decrease in units sold; a decrease in unbilled revenue of $1.9 million, due to lower reimbursable manufacturing activities for our M356 program; an increase in prepaid expenses and other current assets of $2.4 million, primarily due to a $1.1 million receivable for a job creation tax award, an increase in interest accrued on our available-for-sale marketable debt securities and advance payments made to contract research organizations for nonclinical studies for our M923 program; an increase in restricted cash of $2.5 million due to the designation of this cash as collateral for a letter of credit related to the lease of office and laboratory space at 675 West Kendall Street; a decrease in accounts payable of $1.1 million, resulting from the timing of Massachusetts Institute of Technology royalty payments; an increase in accrued expenses of $0.5 million due to payments due to contract research organizations for process development, manufacturing and clinical trial activities in support of our biosimilars, novel products, and M402 programs, offset by decreased Massachusetts Institute of Technology royalty payments and legal fees relating to Enoxaparin Sodium Injection patent litigation; and an increase in deferred revenue of $27.9 million, primarily due to the receipt of a $33.0 million upfront payment under the Baxter Agreement.

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

        During the year ended December 31, 2013, our investing activities provided cash of $58.6 million. In the year ended December 31, 2013, we received $294.2 million from maturities of marketable securities and $3.8 million from sales of marketable securities. Additionally, during the year ended December 31, 2013, we used $230 million of cash to purchase marketable securities and $9.5 million for the purchase of laboratory equipment and leasehold improvements.

        Net cash used in investing activities was $7.4 million for the year ended December 31, 2012. During the year ended December 31, 2012, we received $523.6 million from maturities of marketable securities and we used $515.1 million of cash to purchase marketable securities. During 2012, we used $9.6 million for the purchase of laboratory equipment for our biosimilar and novel products programs, $3.6 million for leasehold improvements related to our subleased space at 675 West Kendall Street and software for our business operations, and $2.3 million for leasehold improvements, furniture and computer equipment related to additional subleased laboratory and office space.

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

        Net cash provided by financing activities was $5.0 million, $2.2 million and $3.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. During 2013, 2012 and 2011, we received net proceeds of $5.0 million, $2.2 million and $5.5 million, respectively, from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan. During 2011, these proceeds were offset by principal payments of $1.7 million on our capital lease agreement obligations and $0.2 million on financed leasehold improvements related to our subleased space at 675 West Kendall Street.

        The following table summarizes our contractual obligations and commercial commitments at December 31, 2013 (in thousands):

Contractual Obligations	Total	2014	2015 through 2016	2017 through 2018	After 2018
License maintenance obligations	$413	$83	$165	$165	*
License royalty obligations	300	60	120	120	*
Operating lease obligations	23,268	10,986	12,199	83	$—

Total contractual obligations	$23,981	$11,129	$12,484	$368	$—

*
After 2018, the annual obligations, which extend through the life of the patents are approximately $0.1 million per year.

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

        In December 2011, we and Baxter entered into the Baxter Agreement under which we agreed to collaborate, on a world-wide basis, on the development and commercialization of biosimilars. The Baxter Agreement became effective in February 2012. Under the Baxter Agreement, we and Baxter agreed to collaborate, on a world-wide basis, on the development and commercialization of two biosimilar products, M923 and M834, indicated in the inflammatory and autoimmune therapeutic areas. In July 2012, Baxter selected a third product for inclusion in the collaboration, a monoclonal antibody for oncology which has been designated as M511. In December 2013, Baxter terminated its option to license M511 under the Baxter Agreement following an internal portfolio review. We and Baxter are continuing to collaborate on M923 and M834 and evaluate additional products for development. We continue to develop M511 as part of our biosimilars program.

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

        In accordance with ASU No. 2009-13, we identified all of the deliverables at the inception of the Baxter Agreement. The deliverables were determined to include (i) the development and product licenses to the two initial biosimilars and the four additional biosimilars, (ii) the research and development services related to the two initial biosimilars and the four additional biosimilars and (iii) our participation in the joint steering committee. We determined that each of the license deliverables do not have stand-alone value apart from the related research and development services deliverables as there are no other vendors selling similar, competing products on a stand-alone basis, Baxter does not have the contractual right to resell the license, and Baxter is unable to use the license for its intended purpose without our performance of research and development services. As such, we determined that separate units of accounting exist for each of the six licenses together with the related research and development services, as well as the joint steering committee with respect to this arrangement. The estimated selling prices for these units of accounting were determined based on similar license arrangements and the nature of the research and development services to be performed for Baxter and market rates for similar services. At the inception of the Baxter Agreement, the arrangement consideration of $61.0 million, which included the $33.0 million upfront payment and aggregate option payments for the four additional biosimilars of $28.0 million, was allocated to the units of accounting based on the relative selling price method. Of the $61.0 million, $10.3 million was allocated to the first initial product license together with the related research and development services, $10.3 million to each of the four additional product licenses with the related research and development services, $9.4 million has been allocated to the second initial product license together with the related research and development services due to that product's stage of development at the time the license was delivered, and $114,000 was allocated to the joint steering committee unit of accounting. In December 2013, Baxter terminated its option to license M511, a named product under the Baxter Agreement. Accordingly, the expected consideration to be received under the arrangement has been reduced by $7.0 million (M511 option payment) and there is now one less deliverable. We determined that the change in expected consideration to be received under the arrangement represents a change in estimate and, as a result, we reallocated the revised expected consideration of $54.0 million to the remaining deliverables under the agreement using the original BESP. We will recognize the resulting change in revenue on a prospective basis. Of the $54.0 million, $11.0 million was allocated to the first initial product license together with the related research and development services, $11.0 million to each of the three additional product licenses with the related research and development services, $10 million has been allocated to the second initial product license together with the related research and development services due to that product's stage of development at the time the license was delivered, and $122,000 was allocated to the joint steering committee unit of accounting.

        We will commence revenue recognition for each of the five units of accounting related to the products upon delivery of the related development and product license and will record this revenue on a straight-line basis over the applicable performance period during which the research and development services will be delivered. We will recognize the revenue related to the joint steering committee deliverable over the applicable performance period during which the research and development services will be delivered. We determined that the performance period for each of the combined five units of accounting consisting of the products and related research and development services begins upon delivery of the related development and product license and ends upon FDA approval of the related product. We determined that the applicable performance period for the joint steering committee deliverable begins upon delivery of the first development and product license and ends upon the latest date of FDA approval. We currently estimate that the performance period for the two initial products, considering their respective stage of development, is approximately five and eight years, respectively, and the period of performance for the joint steering committee is approximately eleven years.

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

        Under the Baxter Agreement, we have received consideration in the form of a non-refundable, upfront fee related to intellectual property rights and licenses and we have received and may continue to receive funding or reimbursement of research and development efforts. Additionally, we may receive consideration in the form of profit-sharing or royalties on product sales.

        Under the 2003 Sandoz Collaboration, we have received consideration in the form of milestone payments and under the Second Sandoz Collaboration Agreement and the Baxter Agreement we may receive consideration in the form of milestone payments in future periods if specified objectives are achieved. We apply the guidance pursuant to ASU No. 2010-17, Revenue Recognition—Milestone Method, for all sales-based, commercial and research and development milestones achieved. In accordance with ASU No. 2010-17, at the inception of each arrangement that includes milestone payments, we evaluate each milestone to determine whether (a) the milestone can only be achieved based in whole or in part on either (i) our performance or (ii) on the occurrence of a specific outcome resulting from our performance, (b) there is considerable uncertainty at the date the arrangement is entered into that the event will be achieved and (c) the achievement of the event would result in additional payments being due to us.

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

        Our financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. We validate the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. We did not adjust or override any fair value measurements provided by its pricing services as of December 31, 2013 and December 31, 2012.

        During the years ended December 31, 2013 and 2012, there were no transfers between Level 1 and Level 2 financial assets. We did not have any non-recurring fair value measurements on any assets or liabilities at December 31, 2013 and December 31, 2012. The carrying amounts reflected in our consolidated balance sheets for cash, accounts receivable, unbilled revenue, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Accrued Expenses

        As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and then estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue include contract service fees paid to contract research organizations for process development and manufacturing. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs, which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

Share-Based Compensation

        We recognize the fair value of share-based compensation in our consolidated statements of comprehensive (loss) income. Share-based compensation expense primarily relates to stock options, restricted stock and stock issued under our stock option plans and employee stock purchase plan. For stock options, we recognize share-based compensation expense equal to the fair value of the stock options on a straight-line basis over the requisite service period. For time-based restricted stock awards, we record share-based compensation expense equal to the market value on the date of the grant on a straight-line basis over each award's explicit service period. For performance-based restricted stock, each reporting period we assess the probability that the performance condition(s) will be achieved. We then expense the awards over the implicit service period based on the probability of achieving the performance objectives. We estimate an award's implicit service period based on our best estimate of the period over which an award's vesting condition(s) will be achieved. We review and evaluate these estimates on a quarterly basis and will recognize any remaining unrecognized compensation as of the date of an estimate revision over the revised remaining implicit service period. We issue new shares upon stock option exercises, upon the grant of restricted stock awards and under our employee stock purchase plan.

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

        We file income tax returns in the United States federal jurisdiction and multiple state jurisdictions. We are no longer subject to any tax assessment from an income tax examination for years before 2010, except to the extent that in the future we utilize net operating losses or tax credit carryforwards that originated before 2010. As of December 31, 2013, we were not under examination by the Internal Revenue Service or other jurisdictions for any tax years.

Recently Issued Accounting Standards

        Please see Note 2 to our consolidated financial statements, "Summary of Significant Accounting Policies", for a discussion of new accounting standards. The notes to our consolidated financial statements are contained in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2013, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders of Momenta Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Momenta Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Momenta Pharmaceuticals, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Momenta Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

                              /s/ Ernst & Young LLP

Boston, Massachusetts
February 28, 2014

MOMENTA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$29,766	$52,990
Marketable securities	215,916	287,613
Accounts receivable	13,095	10,811
Unbilled revenue	3,413	800
Prepaid expenses and other current assets	3,401	4,953

Total current assets	265,591	357,167
Property and equipment, net	24,699	22,380
Restricted cash	20,719	19,971
Intangible assets, net	5,650	6,711
Other long-term assets	156	400

Total assets	$316,815	$406,629

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,307	$3,580
Accrued expenses	11,447	9,641
Deferred revenue	3,692	4,426
Other current liabilities	496	514

Total current liabilities	21,942	18,161
Deferred revenue, net of current portion	24,024	27,269
Other long-term liabilities	1,012	712

Total liabilities	46,978	46,142
Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock, $0.01 par value per share; 5,000 shares authorized at December 31, 2013 and 2012, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value per share designated and no shares issued and outstanding		—
Common stock, $0.0001 par value per share; 100,000 shares authorized at December 31, 2013 and 2012, 52,357 and 51,709 shares issued and outstanding at December 31, 2013 and 2012, respectively	5	5
Additional paid-in capital	540,266	522,422
Accumulated other comprehensive income	25	111
Accumulated deficit	(270,459)	(162,051)

Total stockholders' equity	269,837	360,487

Total liabilities and stockholders' equity	$316,815	$406,629

The accompanying notes are an integral part of these consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Collaboration revenues:
Product revenue	$16,701	$54,772	$270,473
Research and development revenue	18,764	9,149	12,595

Total collaboration revenue	35,465	63,921	283,068
Operating expenses:
Research and development*	103,999	80,345	64,657
General and administrative*	41,057	43,682	38,710

Total operating expenses	145,056	124,027	103,367

Operating (loss) income	(109,591)	(60,106)	179,701
Other income (expense):
Interest income	950	1,238	746
Interest expense	—	—	(91)
Other income	233	220	—

Total other income	1,183	1,458	655

Net (loss) income	$(108,408)	$(58,648)	$180,356

Net (loss) income per share:
Basic	$(2.13)	$(1.16)	$3.62

Diluted	$(2.13)	$(1.16)	$3.55

Weighted average shares outstanding:
Basic	50,907	50,411	49,852

Diluted	50,907	50,411	50,823

Comprehensive (loss) income:
Net (loss) income	$(108,408)	$(58,648)	$180,356
Net unrealized holding (losses) gains on available-for-sale marketable securities	(86)	192	(65)

Comprehensive (loss) income	$(108,494)	$(58,456)	$180,291

* Non-cash share-based compensation expense included in operating expenses is as follows:
Research and development	$5,520	$5,832	$4,919
General and administrative	$7,302	$7,880	$6,219

The accompanying notes are an integral part of these consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2010	49,747	$5	$489,873	$(16)	$(283,759)	$206,103
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	568	—	5,546	—	—	5,546
Issuance of restricted stock	1,021	—	—	—	—	—
Cancellation of restricted stock	(51)	—	—	—	—	—
Share-based compensation expense for employees	—	—	10,945	—	—	10,945
Share-based compensation expense for non-employees	—	—	193	—	—	193
Unrealized loss on marketable securities	—	—	—	(65)	—	(65)
Net income	—	—	—	—	180,356	180,356

Balances at December 31, 2011	51,285	$5	$506,557	$(81)	$(103,403)	$403,078
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	253	—	2,153	—	—	2,153
Issuance of restricted stock	198	—	—	—	—	—
Cancellation of restricted stock	(27)	—	—	—	—	—
Share-based compensation expense for employees	—	—	13,615	—	—	13,615
Share-based compensation expense for non-employees	—	—	97	—	—	97
Unrealized gain on marketable securities	—	—	—	192	—	192
Net loss	—	—	—	—	(58,648)	(58,648)

Balances at December 31, 2012	51,709	$5	$522,422	$111	$(162,051)	$360,487
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	516	—	5,022	—	—	5,022
Issuance of restricted stock	172	—	—	—	—	—
Cancellation of restricted stock	(40)	—	—	—	—	—
Share-based compensation expense for employees	—	—	12,668	—	—	12,668
Share-based compensation expense for non-employees	—	—	154	—	—	154
Unrealized loss on marketable securities	—	—	—	(86)	—	(86)
Net loss	—	—	—	—	(108,408)	(108,408)
Balances at December 31, 2013	52,357	$5	$540,266	$25	$(270,459)	$269,837

The accompanying notes are an integral part of these consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(108,408)	$(58,648)	$180,356
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
In-process research and development expense related to acquisition of sialylation technology assets	—	—	4,500
Depreciation and amortization	7,108	6,419	4,137
Share-based compensation expense	12,822	13,712	11,138
Amortization of premium on investments	3,575	3,288	1,677
Amortization of intangibles	1,061	1,061	1,378
Impairment of equity investment	244	—	—
Loss on disposal of assets	23	19	238
Changes in operating assets and liabilities:
Accounts receivable	(2,284)	17,360	26,314
Unbilled revenue	(2,613)	1,965	2,500
Prepaid expenses and other current assets	1,552	(2,406)	(754)
Restricted cash	(748)	(2,471)	(15,722)
Other assets	—	389	(389)
Accounts payable	2,727	(1,129)	315
Accrued expenses	1,806	510	33
Deferred revenue	(3,979)	27,931	(2,149)
Deferred lease incentives	747	—	—
Other current liabilities	(267)	482	9
Other long-term liabilities	(198)	517	144

Net cash (used in) provided by operating activities	(86,832)	8,999	213,725

Cash Flows from Investing Activities:
Purchase of equity investment	—	(400)	—
Acquisition of sialylation technology assets	—	—	(4,500)
Milestone payment related to Parivid for developed technology	—	—	(6,664)
Purchases of property and equipment	(9,450)	(15,491)	(8,699)
Purchases of marketable securities	(229,969)	(515,088)	(551,272)
Proceeds from maturities of marketable securities	294,183	523,572	302,415
Proceeds from sales of marketable securities	3,822

Net cash provided by (used in) investing activities	58,586	(7,407)	(268,720)

Cash Flows from Financing activities:
Proceeds from issuance of common stock under stock plans	5,022	2,153	5,546
Payments on financed leasehold improvements	—	—	(258)
Principal payments on capital lease obligations	—	—	(1,729)

Net cash provided by financing activities	5,022	2,153	3,559

(Decrease) increase in cash and cash equivalents	(23,224)	3,745	(51,436)
Cash and cash equivalents, beginning of period	52,990	49,245	100,681

Cash and cash equivalents, end of period	$29,766	$52,990	$49,245

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$91

The accompanying notes are an integral part of these consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Business

        Momenta Pharmaceuticals, Inc. (the "Company" or "Momenta") was incorporated in the state of Delaware in May 2001 and began operations in early 2002. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company specializing in the structural characterization, process engineering and biologic systems analysis of complex molecules in three product areas—complex generics, biosimilars and novel drugs. The Company presently derives all of its revenue from collaborations.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements reflect the operations of the Company and the Company's wholly-owned subsidiary Momenta Pharmaceuticals Securities Corporation. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, and share-based payments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

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

        In 2006 and 2007, the Company entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement, with Novartis Pharma AG, and a collaboration and license agreement, as amended, or the Second Sandoz Collaboration Agreement, with Sandoz AG. Together, this series of agreements is referred to as the 2006 Sandoz Collaboration. Under the Second

Sandoz Collaboration Agreement, the Company and Sandoz AG expanded the geographic markets for Enoxaparin Sodium Injection covered by the 2003 Sandoz Collaboration to include the European Union. Further, under the Second Sandoz Collaboration Agreement, the Company and Sandoz AG agreed to exclusively collaborate on the development and commercialization of M356, among other products.

        In December 2011, the Company entered into a global collaboration and license agreement with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, collectively, Baxter, related to the development and commercialization of biosimilars. The Company refers to this agreement as the Baxter Agreement.

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

        Under the 2003 Sandoz Collaboration, the Company has received consideration in the form of milestone payments. The Company is no longer eligible to receive milestones under the 2003 Sandoz Collaboration because the remaining milestones were contingent upon there being no third-party competitors marketing an interchangeable generic version of a Lovenox-Equivalent Product. Under the Second Sandoz Collaboration Agreement and the Baxter Agreement the Company may receive consideration in the form of milestone payments in future periods. Under the Second Sandoz Collaboration Agreement, the Company is eligible to receive up to $163.0 million in milestone payments upon the achievement of certain regulatory, commercial and sales-based milestones for the products under the collaboration, which include: a $10.0 million regulatory milestone payment related to the approval by the FDA of M356, and $153.0 million in sales-based and commercial milestone payments, of which up to $140.0 million (including the M356 regulatory milestone) are U.S.-based milestones. Under the Baxter Agreement, the Company is eligible to receive an aggregate of approximately $316.0 million in potential milestone payments, comprised of (i) up to $66.0 million in milestone payments upon achievement of specified technical and development milestone events across the five product candidates, and (ii) regulatory milestone payments totaling up to $250.0 million, on a sliding scale, across the five product candidates where, based on the products' regulatory application, there is a significant reduction in the scope of the clinical trial program required for regulatory approval. The Company applies the guidance pursuant to ASU No. 2010-17, Revenue Recognition—Milestone Method, for all sales-based, commercial and research and development milestones achieved. In accordance with ASU No. 2010-17, at the inception of each arrangement that includes milestone payments, the Company evaluates each milestone to determine whether (a) the milestone can only be achieved based in whole or in part on either (i) the Company's performance or (ii) on the occurrence of a specific outcome resulting from its performance, (b) there is considerable uncertainty at the date the arrangement is entered into that the event will be achieved and (c) the achievement of the event would result in additional payments being due to the Company.

        Additionally, the Company evaluates whether each milestone is considered "substantive." The Company designates a milestone as "substantive" only if it meets all of the following three criteria (i) the consideration is commensurate with either (a) the Company's performance to achieve the milestone or (b) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from its performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

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

        The Company invests its excess cash balance in short-term and long-term marketable debt securities. The Company classifies its investments in marketable debt securities as available-for-sale based on facts and circumstances present at the time it purchased the securities. Purchased premiums or discounts on marketable debt securities are amortized to interest income through the stated maturities of the debt securities. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses are determined using the specific identification method and are included in interest income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, it considers available evidence to assess whether it will be required to sell the security before the recovery of its amortized cost basis. The Company reviewed its investments with unrealized losses and concluded that no other-than-temporary impairment existed at December 31, 2013 as it has the ability and intent to hold these investments to maturity and it is unlikely it will be required to sell the security before the recovery of its amortized cost basis. The Company did not record any impairment charges related to its marketable securities during the years ended December 31, 2013, 2012 and 2011. Realized gains on marketable securities for the year ended December 31, 2013 were immaterial. There were no realized gains or losses on marketable securities during the years ended December 31, 2012 or 2011.

        The Company's marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. The Company's cash equivalents are composed of money market funds carried at fair value, which approximates cost at December 31, 2013 and 2012.

Fair Value Measurements

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

        The Company's financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by its pricing services as of December 31, 2013 and December 31, 2012.

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

Accounts Receivable and Unbilled Revenue

        Accounts receivable represents amounts due to the Company at December 31, 2013 and December 31, 2012 from collaborators related to royalties due on net sales of Enoxaparin Sodium Injection and reimbursement of research and development services and external costs. Unbilled revenue represents amounts owed at December 31, 2013 and December 31, 2012 from collaborators for reimbursement of research and development services and external costs. The Company has not recorded any allowance for uncollectible accounts or bad debt write-offs and it monitors its receivables to facilitate timely payment.

Deferred Revenue

        Deferred revenue represents consideration received from collaborators in advance of achieving certain criteria that must be met for revenue to be recognized in conformity with GAAP.

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

Long-Lived Assets

        The Company evaluates the recoverability of its property, equipment and intangible assets when circumstances indicate that an event of impairment may have occurred. The Company recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the fair value of such assets or businesses. No impairment charges have been recognized through December 31, 2013.

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

Share-Based Compensation Expense

        The Company recognizes the fair value of share-based compensation in its consolidated statements of comprehensive (loss) income. Share-based compensation expense primarily relates to stock options, restricted stock and stock issued under its stock option plans and employee stock purchase plan. The Company recognizes share-based compensation expense equal to the fair value of stock options on a straight-line basis over the requisite service period. Restricted stock awards are recorded as compensation cost, based on the market value on the date of the grant, on a straight-line basis over each award's explicit or implicit service periods. The Company estimates an award's implicit service period based on its best estimate of the period over which an award's vesting condition(s) will be achieved. The Company reviews and evaluates these estimates on a quarterly basis and will recognize any remaining unrecognized compensation as of the date of an estimate revision over the revised remaining implicit service period. The Company issues new shares upon stock option exercises, upon the grant of restricted stock awards and under its employee stock purchase plan.

        The Company estimates the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires the Company to develop certain subjective assumptions including the expected volatility of its stock, the expected term of the award and the expected forfeiture rate associated with the Company's stock option plan. The Company considers, among other factors, the implied volatilities of its currently traded options to provide an estimate of volatility based upon current trading activity. The Company uses a blended volatility rate based upon its historical performance, as well as the implied volatilities of its currently traded options, as it believes this appropriately reflects the expected volatility of its stock. Changes in market price directly affect volatility and could cause share-based compensation expense to vary significantly in future reporting periods.

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

        The Company files income tax returns in the United States federal jurisdiction and multiple state jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination for years before 2010, except to the extent that in the future it utilizes net operating losses or tax credit carry forwards that originated before 2010. As of December 31, 2013, the Company was not under examination by the Internal Revenue Service or other jurisdictions for any tax years.

Comprehensive (Loss) Income

        In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. ASU No. 2013-02 sets requirements for presentation for significant items reclassified to net income in their entirety during the period and for items not reclassified to net income in their entirety during the period. Further, ASU No. 2013-02 requires companies to present information about reclassifications out of accumulated other comprehensive income in one place. Also, companies are required to present reclassifications by component when reporting changes in accumulated other comprehensive income balances. The Company adopted ASU No. 2013-02 in 2013. ASU No. 2013-02 did not have a material impact on its results of operations or financial position.

        Comprehensive (loss) income is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive (loss) income includes net (loss) income and the change in accumulated other comprehensive income (loss) for the period. Accumulated other comprehensive income (loss) consists entirely of unrealized gains and losses on available-for-sale marketable securities for all periods presented. See the consolidated statements of comprehensive (loss) income for relevant disclosures.

        The following tables summarize the changes in accumulated other comprehensive income (loss) during the years ended December 31, 2013 and December 31, 2012 (in thousands):

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of January 1, 2012	$(81)
Other comprehensive income before reclassifications	192
Amounts reclassified from accumulated other comprehensive income	—

Net current period other comprehensive income	192

Balance as of December 31, 2012	$111

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of January 1, 2013	$111
Other comprehensive loss before reclassifications	(83)
Amounts reclassified from accumulated other comprehensive income	(3)

Net current period other comprehensive loss	(86)

Balance as of December 31, 2013	$25

Segment Reporting

        Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance.

        Momenta is a biotechnology company that discovers and develops medicines in three product areas: complex generics, biosimilars and novel drugs. The three product areas correspond with their respective regulatory pathways. However the Company's portfolio of complex generics, biosimilars and novel drugs have similar development risk and market characteristics. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information with respect to the three product areas. Accordingly, the Company views its business as one reportable operating segment—the discovery, development and commercialization of pharmaceutical products. All of the Company's revenues through December 31, 2013 have come from its collaborative partners and are based solely on activities in the United States.

3. Fair Value Measurements

        The tables below present information about the Company's assets that are measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2, Summary of Significant Accounting Policies.

        Financial assets measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012 are summarized as follows (in thousands):

Description	Balance as of December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$24,841	$24,841	$—	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	22,309	—	22,309	—
Corporate debt securities	110,158	—	110,158	—
Commercial paper obligations	20,996	—	20,996	—
Foreign government bonds	26,793	—	26,793	—
Asset-backed securities	35,660	—	35,660	—

Total	$240,757	$24,841	$215,916	$—

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$47,940	$47,940	$—	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	51,225	—	51,225	—
Corporate debt securities	130,730	—	130,730	—
Commercial paper obligations	65,138	—	65,138	—
Foreign government bonds	40,520	—	40,520	—

Total	$335,553	$47,940	$287,613	$—

        For the years ended December 31, 2013 and 2012, there were no transfers between Level 1 and Level 2 financial assets. The Company did not have any non-recurring fair value measurements on any assets or liabilities at December 31, 2013 and December 31, 2012.

4. Cash, Cash Equivalents and Marketable Securities

        The following tables summarize the Company's cash, cash equivalents and marketable securities as of December 31, 2013 and December 31, 2012 (in thousands):

As of December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$29,766	$—	$—	$29,766
U.S. Government-sponsored enterprise obligations
Due in one year or less	11,000	3	—	11,003
Due in two years or less	11,303	3	—	11,306
Corporate debt securities
Due in one year or less	94,659	13	(14)	94,658
Due in two years or less	15,498	9	(7)	15,500
Commercial paper obligations due in one year or less	20,978	18	—	20,996
Foreign government bonds
Due in one year or less	26,782	13	(2)	26,793
Asset-backed securities
Due in one year or less	26,550	2	(4)	26,548
Due in two years or less	9,121	—	(9)	9,112

Total	$245,657	$61	$(36)	$245,682

Reported as:
Cash and cash equivalents	$29,766	$—	$—	$29,766
Marketable securities	215,891	61	(36)	215,916

Total	$245,657	$61	$(36)	$245,682

As of December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$52,990	$—	$—	$52,990
U.S. Government-sponsored enterprise obligations
Due in one year or less	6,000	—	—	6,000
Due in two years or less	45,195	30	—	45,225
Corporate debt securities
Due in one year or less	70,967	18	(10)	70,975
Due in two years or less	59,738	40	(23)	59,755
Commercial paper obligations due in one year or less	65,104	34	—	65,138
Foreign government bonds
Due in one year or less	12,923	1	(1)	12,923
Due in two years or less	27,575	32	(10)	27,597

Total	$340,492	$155	$(44)	$340,603

Reported as:
Cash and cash equivalents	$52,990	$—	$—	$52,990
Marketable securities	287,502	155	(44)	287,613

Total	$340,492	$155	$(44)	$340,603

        At December 31, 2013 and December 31, 2012, the Company held 28 marketable securities that were in a continuous unrealized loss position for less than one year. At December 31, 2013 and

December 31, 2012, no marketable securities were in a continuous unrealized loss position for greater than one year.

        The unrealized losses were caused by fluctuations in interest rates. The following table summarizes the aggregate fair value of these securities at December 31, 2013 and December 31, 2012 (in thousands):

	As of December 31, 2013			As of December 31, 2012
	Aggregate Fair Value	Unrealized Losses		Aggregate Fair Value	Unrealized Losses
Corporate debt securities:
Due in one year or less	$38,508		$(14)	$43,868	$(10)
Due in two years or less	$11,696		$(7)	$28,484	$(23)
Foreign government bonds:
Due in one year or less	$6,203		$(2)	$9,428	$(1)
Due in two years or less	$—		$—	$10,194	$(10)
Asset-backed securities:
Due in one year or less	$16,977		$(4)	$—	$—
Due in two years or less	$9,112		$(9)	$—	$—
U.S. Government-sponsored enterprise obligations:
Due in two years or less	$7,303	$	—*	$—	$—

*
Less than $1,000

5. Property and Equipment

        As of December 31, 2013 and December 31, 2012, property and equipment, net consists of the following (in thousands):

	2013	2012	Depreciable Lives
Computer equipment	$1,742	$1,664	3 years
Software	7,221	6,380	3 years
Office furniture and equipment	2,379	2,201	5 to 6 years
Laboratory equipment	35,919	31,128	7 years
Leasehold improvements	11,350	8,677	Shorter of asset life or lease term
Less: accumulated depreciation	(33,912)	(27,670)

	$24,699	$22,380

        During 2013 and 2012, the Company disposed of certain lab and computer equipment with total gross carrying amount of $66,000 and $186,000, respectively, and accumulated depreciation of $43,000 and $167,000, respectively. Depreciation and amortization expense, including amortization of assets recorded under capital leases (in 2011 only), amounted to $7.1 million, $6.4 million and $4.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

6. Intangible Assets

        As of December 31, 2013 and December 31, 2012, intangible assets, net of accumulated amortization, are as follows (in thousands):

		2013		2012
	Weighted-Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core and developed technology	10	$10,257	$(4,607)	$10,257	$(3,546)
Non-compete agreement	2	170	(170)	170	(170)

Total intangible assets	10	$10,427	$(4,777)	$10,427	$(3,716)

        The Company's intangible assets are described within Note 16, Parivid, LLC.

        Amortization is computed using the straight-line method over the useful lives of the respective intangible assets as there is no other pattern of use that is reasonably estimable. Amortization expense was approximately $1.1 million, $1.1 million and $1.4 million during years ended December 31, 2013, 2012 and 2011, respectively.

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

8. Accrued Expenses

        As of December 31, 2013 and December 31, 2012, accrued expenses consisted of the following (in thousands):

	2013	2012
Accrued compensation	$6,696	$5,322
Accrued contracted research costs	2,480	2,619
Accrued royalties	158	419
Accrued professional fees	1,170	979
Other	943	302

	$11,447	$9,641

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

        In July 2010, the FDA granted marketing approval of the ANDA for Enoxaparin Sodium Injection filed by Sandoz. The Company is paid at cost for external costs incurred for development and related activities and is paid for full time equivalents, or FTEs, performing development and related services. The profit-share or royalties Sandoz is obligated to pay the Company under the 2003 Sandoz Collaboration differ depending on whether (i) there are no third-party competitors marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), (ii) a Lovenox-Equivalent Product is being marketed by Sanofi-Aventis, which distributes the brand name Lovenox, or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, or (iii) there is one or more third-party which is not Sanofi-Aventis marketing a Lovenox-Equivalent Product. Until October 2011, no third-party competitors were marketing a Lovenox-Equivalent Product; therefore, Sandoz paid the Company 45% of the contractual profits from the sale of Enoxaparin Sodium Injection. Profits on sales of Enoxaparin Sodium Injection are calculated by deducting from net sales the cost of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. In October 2011, Sandoz confirmed that an authorized generic Lovenox-Equivalent Product was being marketed, which meant that Sandoz was obligated to pay the Company a royalty on its net sales of Enoxaparin Sodium Injection until the contractual profits from those net sales in a product year (July 1—June 30) reached a certain threshold, which was achieved in December 2011, at which point the Company reverted back to receiving profit share revenue. Additionally, in October 2011, FDA approved the ANDA for the enoxaparin product of Actavis and Amphastar. In January 2012, following the Court of Appeals for the Federal Circuit granting a stay of the preliminary injunction previously issued against them by the United States District Court, Actavis announced that it and Amphastar intended to launch their enoxaparin product. Consequently, Sandoz is obligated to pay the Company a royalty on net sales in each post-launch contract year, which for net sales up to a pre-defined sales threshold is payable at a 10% rate, and for net sales above the sales threshold increases to 12%. During the year ended December 31, 2013, the Company earned royalties of $16.7 million on Sandoz's net sales of Enoxaparin Sodium Injection. During the years ended December 31, 2012 and 2011, the Company earned hybrid profit share/royalties of $54.8 million and $260.5 million, respectively, on Sandoz's net sales of Enoxaparin Sodium Injection.

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

        A portion of the development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, are offset against profit-sharing amounts, royalties and milestone payments. Sandoz also may offset a portion of any product liability costs and certain other expenses arising from patent litigation against any profit-sharing amounts, royalties and milestone payments. The contractual share of these development and other expenses is subject to an annual adjustment at the end of each product year, and ends with the product year ending June 2015. Annual adjustments of $3.8 million, $3.9 million and $4.1 million, respectively, were recorded as a reduction in product revenue in the years ended December 31, 2013, 2012 and 2011, respectively.

        The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services, except with respect to any amounts due Sandoz for manufacturing raw material purchases, which are recorded on a net basis as an offset to the related development expense. There have been no such manufacturing raw material purchases since 2006. Under the 2003 Sandoz Collaboration, the Company recorded research and development revenue of $3.0 million, $3.8 million and $6.4 million in the years ended December 31, 2013, 2012 and 2011, respectively.

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

        Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG, an affiliate of Sandoz AG, at a per share price of $15.93 (the closing price of the Company's common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million, which is being recognized in revenue on a straight-line basis over the estimated development period of approximately seven years beginning in June 2007. The Company recognized research and development revenue relating to this paid premium of approximately $1.1 million, $2.2 million and $2.2 million in the years ended December 31, 2013, 2012 and 2011, respectively. The portion of the equity premium that is unearned at December 31, 2013 is included in deferred revenue in the consolidated balance sheets.

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

        Costs, including development costs and the cost of clinical studies, will be borne by the parties in varying proportions, depending on the type of expense and the related product. All commercialization responsibilities and costs will be borne by Sandoz AG. Under the 2006 Sandoz Collaboration, the Company is paid at cost for any external costs incurred in the development of products where development activities are funded solely by Sandoz AG or partly in proportion where development costs are shared between the Company and Sandoz AG. The Company also is paid at a contractually specified rate for FTEs performing development services where development activities are funded solely by Sandoz AG or partly by proportion where development costs are shared between the Company and Sandoz AG. Upon commercialization, the Company will earn a 50% profit share on worldwide net sales of M356. Profits on net sales of M356 will be calculated by deducting from net sales the costs of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. Additionally, the Company is eligible to receive up to $163.0 million in milestone payments upon the achievement of certain regulatory, commercial and sales-based milestones for the products under the collaboration, which include: a $10.0 million regulatory milestone payment related to the approval by the FDA of M356, and $153.0 million in sales-based and commercial milestone payments, of which up to $140.0 million (including the M356 regulatory milestone) are U.S.-based milestones. The Company has concluded that the regulatory milestone pursuant to its 2006 Sandoz Collaboration is substantive. The Company evaluated factors such as the scientific and regulatory risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. Revenues from the non-refundable regulatory milestone are recognized as research and development revenue upon successful accomplishment of the milestone. Sales-based and commercial milestones are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met. The Company has not earned and therefore has not recognized any milestone payments under this arrangement.

        The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services, except with respect to any amounts due Sandoz for shared development costs, which are recorded on a net basis. Under the 2006 Sandoz Collaboration, the Company recorded research and development revenue of $1.3 million, $1.0 million and $5.5 million in the years ended December 31, 2013, 2012 and 2011, respectively. The Company recorded a reduction in research and development revenue for shared development costs of $0.6 million, $0.7 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Baxter Agreement

        In December 2011, the Company entered into a global collaboration and license agreement with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA (collectively, "Baxter") to develop and commercialize biosimilar product candidates. The Company refers to this agreement as the "Baxter Agreement." The Baxter Agreement became effective in February 2012.

        Under the Baxter Agreement, the Company agreed to collaborate, on a world-wide basis, on the development and commercialization of two biosimilar products, M923 and M834, indicated in the inflammatory and autoimmune therapeutic areas, or the initial products. In July 2012, Baxter selected a third product for inclusion in the collaboration, a monoclonal antibody for oncology which has been designated as M511. On December 19, 2013, Baxter terminated its option to license M511 under the Baxter Agreement following an internal portfolio review. The Company and Baxter are continuing to collaborate on M923 and M834 and evaluate additional products for development. The Company continues to develop M511 as part of its biosimilars business. Baxter has the right, until February 2015, to select up to three additional biosimilars to be included in the collaboration. Momenta may also consent, at its option, to allow Baxter to name a replacement product for M511, if Baxter requests such replacement.

        The process for achieving milestones under the Baxter Agreement is as follows:

  •
  Baxter selects an additional product to the collaboration and the Company initiates development.

  •
  If the Company achieves pre-defined "minimum development" criteria related to the additional product, Baxter is given an option to exercise exclusive license rights.

  •
  If Baxter exercises its exclusive license option to advance the additional product under the Baxter Agreement, the Company will earn a license payment.

  •
  If the Company achieves pre-defined "technical development" criteria related to an initial product or additional product, the Company will earn a milestone payment.

  •
  For an initial and additional product, if the Company either (a) submits an Investigational New Drug application, or IND, to the FDA or equivalent application in the European Union (b) is not required to file an IND, either referred to as the "Transition Period," the Company will earn a milestone payment.

  •
  Following the Transition Period, Baxter will assume responsibility for development of each biosimilar, and the Company has the potential to receive up to $250 million in regulatory milestone payments. These milestones are designed to reward the Company, on a sliding scale, for reducing the scope of the clinical activities required to develop each biosimilar.

        Under the Baxter Agreement, each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize designated products for all therapeutic indications. The Company has agreed to provide development and related services on a commercially reasonable basis through the Transition Period for each product, which include high-resolution analytics, characterization, and product and process development. Baxter is responsible for clinical development, manufacturing and commercialization activities and will exclusively distribute and market any products covered by the Baxter Agreement. The Company has the right to participate in a joint steering committee, consisting of an equal number of members from the Company and Baxter, to oversee and manage the development and commercialization of products under the collaboration. Costs, including development costs, payments to third parties for intellectual property licenses, and expenses for legal proceedings, including the patent exchange process pursuant to the Biologics Price Competition and Innovation Act of 2009, will be borne by the parties in varying proportions, depending on the type of expense and the stage of development. The Company has the option to participate, at its discretion, in a cost and profit share arrangement for the four additional products up to 30%. If the profit share is elected, the royalties payable would be reduced by up to nearly half. Absent a cost share arrangement, the Company will generally be responsible for research and process development costs prior to filing an IND or equivalent application in the European Union, and the cost of in-human clinical trials, manufacturing in accordance with current good manufacturing practices and commercialization will be borne by Baxter.

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

        Under the terms of the Baxter Agreement, the Company received an initial cash payment of $33.0 million. The Company is eligible to receive from Baxter license payments totaling $21.0 million for the exercise of options with respect to the additional three product candidates that can be named under the Baxter Agreement, payments of $5.0 million each for extensions of the period during which such additional products may be selected, and a license payment of $7.0 million upon the achievement of pre-defined "minimum development" criteria, as defined in the agreement, for M834 (a selected biosimilar). The Company is also eligible to receive from Baxter an aggregate of approximately $316.0 million in potential milestone payments, comprised of (i) up to $66.0 million in substantive milestone payments upon achievement of specified technical and development milestone events across the five product candidates, and (ii) regulatory milestone payments totaling up to $250.0 million, on a sliding scale, across the five product candidates where, based on the products' regulatory application, there is a significant reduction in the scope of the clinical trial program required for regulatory approval. The Company is no longer eligible to receive the following payments associated with M511: $7.0 million option payment; $14.0 million in technical and development milestone payments; and $50.0 million in regulatory milestone payments. Two of the technical and development milestones were time-based and the total eligible milestones have been adjusted to correspond to current development plans. There are no other time-based milestones included in the Baxter Agreement. The technical and development milestones include (i) achievement of certain criteria that will ultimately drive commercial feasibility for manufacturing the products and (ii) acceptance by the FDA of an IND or acceptance in the European Union of an equivalent application.

        The Company continues to advance toward achievement of defined milestones in 2014 for its two biosimilar products under development with Baxter. For its lead biosimilar M923, the $12.0 million in milestones targeted for second half of 2014 are achievement of technical development criteria and the submission of a regulatory application in the European Union. The achievement of pre-defined "minimum development" criteria would generate a $7.0 million milestone payment for M834 in 2014.

        In addition, if any of the five products are successfully developed and launched, Baxter will be required to pay to the Company royalties on net sales of licensed products worldwide, with a base royalty rate in the high single digits with the potential for significant tiered increases based on the number of competitors, the interchangeability of the product, and the sales tier for each product. The maximum royalty with all potential increases would be slightly more than double the base royalty.

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

        In accordance with FASB's ASU No. 2009-13: Multiple-Deliverable Revenue Arrangements (Topic 615), the Company identified all of the deliverables at the inception of the Baxter Agreement. The deliverables were determined to include (i) the development and product licenses to the two initial biosimilars and the four additional biosimilars, (ii) the research and development services related to the two initial biosimilars and the four additional biosimilars and (iii) the Company's participation in a joint steering committee. The Company has determined that each of the license deliverables do not have stand-alone value apart from the related research and development services deliverables as there are no other vendors selling similar, competing products on a stand-alone basis, Baxter does not have the contractual right to resell the license, and Baxter is unable to use the license for its intended purpose without the Company's performance of research and development services. As such, the Company determined that separate units of accounting exist for each of the six licenses together with the related research and development services, as well as the joint steering committee with respect to this arrangement. The estimated selling prices for these units of accounting were determined based on similar license arrangements and the nature of the research and development services to be performed for Baxter and market rates for similar services. At the inception of the Baxter Agreement, the arrangement consideration of $61 million, which included the $33 million upfront payment and aggregate option payments for the four additional biosimilars of $28 million, was allocated to the units of accounting based on the relative selling price method. Of the $61 million, $10.3 million was allocated to the first initial product license together with the related research and development services,

$10.3 million to each of the four additional product licenses with the related research and development services, $9.4 million has been allocated to the second initial product license together with the related research and development services due to that product's stage of development at the time the license was delivered, and $114,000 was allocated to the joint steering committee unit of accounting. On December 19, 2013, Baxter terminated its option to license M511, a named product under the Baxter Agreement. Accordingly, the expected consideration to be received under the arrangement has been reduced by $7 million (M511 option payment) and there is now one less deliverable. The Company determined that the change in expected consideration to be received under the arrangement represents a change in estimate and, as a result, the Company reallocated the revised expected consideration of $54 million to the remaining deliverables under the agreement using the original BESP. The Company will recognize the resulting change in revenue on a prospective basis. Of the $54 million, $11 million was allocated to the first initial product license together with the related research and development services, $11 million to each of the three additional product licenses with the related research and development services, $10 million has been allocated to the second initial product license together with the related research and development services due to that product's stage of development at the time the license was delivered, and $122,000 was allocated to the joint steering committee unit of accounting.

        The Company will commence revenue recognition for each of the five units of accounting related to the products upon delivery of the related development and product license and will record this revenue on a straight-line basis over the applicable performance period during which the research and development services will be delivered. The Company will recognize the revenue related to the joint steering committee deliverable over the applicable performance period during which the research and development services will be delivered. The Company has determined that the performance period for each of the combined five units of accounting consisting of the products and related research and development services, begins upon delivery of the related development and product license and ends upon FDA approval of the related product. The Company has also determined that the applicable performance period for the joint steering committee deliverable begins upon delivery of the first development and product license and ends upon the latest date of FDA approval. The Company currently estimates that the performance period for the two initial products, considering their respective stage of development, is approximately five and eight years, respectively, and the period of performance for the joint steering committee is approximately eleven years.

        In 2012, the Company commenced recognition of the revenue allocated to the two initial products but not for the three additional products as those licenses have not been delivered. The Company recognized revenue relating to the amortized portion of the upfront payment of $2.9 million and $3.0 million in the years ended December 31, 2013 and 2012, respectively. The portion of the upfront payment that is unearned at December 31, 2013 is included in deferred revenue.

        The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services. Beginning in 2013, the Company commenced billing to Baxter FTE fees and external development costs for reimbursable activities related to one of the biosimilars in development. For the year ended December 31, 2013, the Company recorded research and development revenue of $11.0 million for reimbursement from Baxter for research and development services and external development costs incurred in connection with the Baxter Agreement.

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

  •
  certain heparins, heparinases and other enzymes; and

  •
  carbohydrate synthesis methods.

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

        The following table summarizes the license maintenance fees and royalties paid to M.I.T. and recorded in the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
License maintenance fees	$82	$183	$158
Royalties	252	1,013	6,563

Total	$334	$1,196	$6,721

        Beginning in 2013, the annual license maintenance obligations, which extend through the life of the patents, are approximately $0.1 million per year. The annual payments may be applied towards royalties payable to M.I.T. for that year for product sales, sublicensing of the patent rights or joint development revenue. The annual license payment for 2013 was applied against cumulative royalties due for the year ended December 31, 2013.

        The Company is obligated to indemnify M.I.T. and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements, unless the losses result from the indemnified parties' gross negligence or willful misconduct.

        The agreement expires upon the expiration or abandonment of all patents that issue and are licensed to the Company by M.I.T. under such agreement. The issued patents include over 40 United States patents and foreign counterparts of some of those. Any such patent will have a term of 20 years from the filing date of the underlying application. M.I.T. may terminate the agreement immediately if the Company ceases to carry on its business, if any nonpayment by the Company is not cured within 60 days of written notice or the Company commits a material breach that is not cured within 90 days of written notice. The Company may terminate the agreement for any reason upon six months' notice to

M.I.T., and it can separately terminate the license under a certain subset of patent rights upon three months' notice.

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

10. Preferred and Common Stock

Preferred Stock

        The Company is authorized to issue 5.0 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company's stockholders. As of December 31, 2013 and 2012, the Company had no shares of preferred stock issued or outstanding.

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

11. Share-Based Payments

Incentive Award Plans

        On March 5, 2013, the Company's Board of Directors adopted the 2013 Incentive Award Plan, or the 2013 Plan. The 2013 Plan became effective on June 11, 2013, the date the Company received shareholder approval for the Plan. Also on June 11, 2013, the 2004 Stock Incentive Plan terminated except with respect to awards previously granted under that plan. No further awards will be granted under the 2004 Stock Incentive Plan.

        The 2013 Plan allows for the granting of stock options (both incentive stock options and nonstatutory stock options), restricted stock, stock appreciation rights, performance awards, dividend equivalents, stock payments and restricted stock units to employees, consultants and members of the Company's board of directors.

        Under the 2013 Plan, the aggregate number of shares reserved for issuance is equal to the sum of: (a) 3,300,000 shares reserved for issuance under the 2013 Plan, plus (b) one share for each share subject to a stock option that was granted through December 31, 2012 under the 2004 Stock Incentive Plan and the Amended and Restated 2002 Stock Incentive Plan (together, the "Prior Plans") that subsequently expires, is forfeited or is settled in cash (up to a maximum of 5,386,094 shares), plus (c) 1.35 shares for each share subject to an award other than a stock option that was granted through December 31, 2012 under the Prior Plans and that subsequently expires, is forfeited, is settled in cash or repurchased (up to a maximum of 1,137,394 shares).

        Each share issued in connection with an award granted under the 2013 Plan, other than stock options and stock appreciation rights, will be counted against the 2013 Plan's share reserve as 1.35 shares for every one share issued in connection with such award, while each share issued in connection with an award of stock options or stock appreciation rights will count against the share reserve as one share for every one share granted.

        The following table is a roll-forward of shares available for issuance under the 2013 Plan (in thousands):

Shares Available for Issuance
Shares reserved for issuance at June 11, 2013	3,300
Add: stock options and restricted stock awards forfeited or expired under prior plans	68
Less: stock options and awards granted from June 12, 2013 to December 31, 2013	(321)

Shares reserved for issuance at December 31, 2013	3,047

        Incentive stock options will be granted only to employees of the Company. Incentive stock options granted to employees who own more than 10% of the total combined voting power of all classes of stock will be granted at no less than 110% of the fair market value of the Company's common stock on the date of grant. Incentive stock options generally vest ratably over four years. Non-statutory stock options may be granted to employees, consultants and members of the Company's board of directors. Non-statutory stock options granted have varying vesting schedules. Incentive and non-statutory stock options generally expire ten years after the date of grant. Restricted stock awards are granted only to employees of the Company. Restricted stock awards generally vest ratably over four years.

Share-Based Compensation

        Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company's employee stock purchase plan for the years ended December 31, 2013, 2012 and 2011 was $12.8 million, $13.7 million and $11.1 million, respectively.

        Share-based compensation expense related to outstanding employee stock option grants was $8.0 million, $7.3 million and $6.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        During the year ended December 31, 2013, the Company granted 1,436,446 stock options, of which 1,025,771 were granted in connection with annual merit awards, 268,675 were granted to new hires, and 142,000 were granted to members of the Company's Board of Directors. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below.

        The following table summarizes the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options			Employee Stock Purchase Plan
	2013	2012	2011	2013	2012	2011
Expected volatility	63%	66%	68%	64%	66%	75%
Expected dividends	—	—	—	—	—	—
Expected life (years)	6.0	6.3	6.3	0.5	0.5	0.5
Risk-free interest rate	1.5%	1.3%	2.7%	0.1%	0.1%	0.2%

        The following table presents stock option activity of the Company's 2013 Plan and prior stock plans for the year ended December 31, 2013:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	5,386	$13.48
Granted	1,436	13.20
Exercised	(436)	9.53
Forfeited	(104)	14.05
Expired	(43)	14.87

Outstanding at December 31, 2013	6,239	$13.67	6.24	$26,307

Exercisable at December 31, 2013	4,303	$13.59	5.14	$18,894

Vested or expected to vest at December 31, 2013	6,036	$13.67	6.14	$25,505

        The weighted average grant date fair value of option awards granted during 2013, 2012 and 2011 was $7.62, $9.16 and $9.27 per option, respectively. The total intrinsic value of options exercised during 2013, 2012 and 2011 was $2.7 million, $1.6 million and $4.3 million, respectively. At December 31, 2013, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $12.8 million, including estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.5 years. The total fair value of options vested during 2013, 2012 and 2011 was $8.3 million, $7.4 million and $6.4 million, respectively.

        Cash received from option exercises for 2013, 2012 and 2011 was $4.2 million, $1.5 million and $5.0 million, respectively.

Restricted Stock Awards

        The Company has also made awards of restricted common stock to employees, officers and directors. During the year ended December 31, 2013, the Company awarded 140,300 shares of time-based restricted common stock to its officers in connection with its annual merit grant, 30,000 shares of time-based restricted common stock to newly hired employees and 1,680 shares of performance-based restricted common stock to a newly hired employee. The time-based restricted common stock fully vests over the four years following the grant date. The performance condition that triggers vesting of the performance-based awards is the approval in the United States from the FDA for M356, the Company's second major generic program, provided that approval occurs on or before March 28, 2015. The Company has granted 949,620 shares of restricted common stock tied to this M356 performance condition to its employees and officers. The awards of restricted common stock are generally forfeited if the employment relationship terminates with the Company prior to vesting.

        The Company recorded share-based compensation expense related to outstanding restricted stock awards, including the performance-based shares because the Company determined that it was probable the performance condition would be achieved, of $4.3 million, $6.0 million and $4.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $5.7 million, which is expected to be recognized over the weighted average remaining requisite service period of approximately 1 year.

        A summary of the status of nonvested shares of restricted stock as of December 31, 2013, and the changes during the year then ended are presented below (in thousands, except fair values):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	1,137	$14.61
Granted	171	13.26
Vested	(134)	14.55
Cancelled	(40)	14.61

Nonvested at December 31, 2013	1,134	$14.41

        Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of December 31, 2013 are summarized below (in thousands):

Vesting Schedule	Nonvested Shares
Time-based	297
Performance-based	837

Nonvested at December 31, 2013	1,134

        The total fair value of shares of restricted stock vested during 2013, 2012 and 2011 was $2.0 million, $1.8 million and $1.7 million, respectively.

Employee Stock Purchase Plan

        Under the 2004 Employee Stock Purchase Plan, or ESPP, participating employees purchase common stock through payroll deductions. An employee may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld through payroll deductions. The purchase price is equal to 85% of the lower of the closing price of the Company's common stock on the first business day and the last business day of the relevant plan period. The plan periods begin on February 1 and August 1 of each year. The ESPP provides for the issuance of up to 524,652 shares of common stock to participating employees. At December 31, 2013, the Company had 95,594 shares available for grant under the ESPP. The Company issued 80,219 shares of common stock to employees under the plan during the year ended December 31, 2013. The fair value of each ESPP award was estimated on the first day of the offering period using the Black-Scholes-Merton option-pricing model. The weighted average assumptions the Company used in its fair value calculations are noted in the table above. The Company recognizes share-based compensation expense equal to the fair value of the ESPP awards on a straight-line basis over the offering period. During each of the years ended December 31, 2013, 2012 and 2011, the Company recorded ESPP share-based compensation expense of $0.4 million, $0.3 million and $0.3 million, respectively. At December 31, 2013, subscriptions were outstanding for an estimated 38,091 shares at a fair value of approximately $5.49 per share. The weighted average grant date fair value of the offerings during 2013, 2012 and 2011 was $4.73, $5.17 and

$5.80 per share, respectively. Cash received from the ESPP for 2013, 2012 and 2011 was $0.9 million, $0.7 million and $0.6 million, respectively.

12. Net (Loss) Income Per Common Share

        The following table sets forth the Company's reconciliation of basic and diluted share amounts for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

	2013	2012	2011
Numerator:
Net (loss) income	$(108,408)	$(58,648)	$180,356
Denominator:
Basic weighted average common shares outstanding	50,907	50,411	49,852
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock awards	—	—	971

Diluted weighted average common shares outstanding	50,907	50,411	50,823
Basic net (loss) income per common share	$(2.13)	$(1.16)	$3.62

Diluted net (loss) income per common share	$(2.13)	$(1.16)	$3.55

Weighted-average anti-dilutive shares related to:
Outstanding stock options	4,492	3,815	2,062
Restricted stock awards	929	1,075	629

        For the years ended December 31, 2013 and 2012, the effect of all potentially dilutive securities is anti-dilutive as the Company had a net loss during those periods. Accordingly, basic and diluted net loss per share is the same in the years ended December 31, 2013 and 2012.

        The weighted-average anti-dilutive shares shown in the foregoing table were not included in the computation of diluted net (loss) income per share. In the period in which the Company reported net income, anti-dilutive shares comprise those common stock equivalents that have either an exercise price above the average stock price for the period or average unrecognized share-based compensation expense related to the common stock equivalents that are sufficient to "buy back" the entire amount of shares. In the periods in which the Company had a net loss, anti-dilutive shares comprise the impact of that number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income. Furthermore, performance-based restricted common stock awards which vest based upon FDA approval for M356 in the United States were excluded from diluted shares outstanding as the vesting condition had not been met as of December 31, 2013.

13. Income Taxes

        A reconciliation of the federal statutory income tax provision to the Company's actual provision for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	2013	2012	2011
(Benefit) provision at federal statutory tax rate	$(36,856)	$(19,931)	$61,324
State taxes, net of federal benefit	(5,724)	(3,095)	9,821
Share-based compensation	2,106	2,655	1,826
Tax credits	(2,404)	—	(643)
Other	15	14	36
Change in valuation allowance	42,863	20,357	(72,364)

Income tax provision	$—	$—	$—

        The Company generated U.S. taxable income during the years ended December 31, 2011 and 2010, and as a result, utilized $190.9 million and $26.3 million, respectively, of its available federal net operating loss carryforwards to offset this income. At December 31, 2013, the Company had federal and state net operating loss carryforwards of $142.4 million and $135.8 million, respectively, available to reduce future taxable income and which will expire at various dates through 2033. Of this amount, approximately $13.1 million of federal and state net operating loss carryforwards relate to stock option deductions for which the related tax benefit will be recognized in equity when realized. At December 31, 2013, the Company had federal and state research and development and other credit carryforwards of $11.3 million and $5.2 million, respectively, available to reduce future tax liabilities. The federal and state research and development credit carryforwards will expire at various dates beginning in 2024 through 2033 and 2019 through 2028, respectively. Ownership changes, as defined in Tax Reform Act of 1986, in future periods may place limits on the Company's ability to utilize its net operating loss carryforwards and tax credit carryforwards. The Company has an ongoing research and development credit study that has not yet been completed as of the date of this filing. As the Company has a full valuation allowance on its net deferred tax assets, there will be no financial statement impact for any differences between the credits claimed on its tax returns versus credits substantiated as part of the study.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Federal and state net operating losses	$50,414	$11,119
Research credits	10,466	7,917
Deferred compensation	12,708	11,271
Deferred revenue	10,887	12,450
Accrued expenses	2,890	1,780
Intangibles	2,310	2,369
Depreciation	819	894

Total deferred tax assets	90,494	47,800
Deferred tax liabilities:
Unrealized gain on marketable securities	(9)	(39)

Total deferred tax liabilities	(9)	(39)

Valuation allowance	(90,485)	(47,761)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $42.7 million for the year ended December 31, 2013, primarily as a result of the current period net loss.

        In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU No. 2013-11 will be applied prospectively to all unrecognized tax benefits that exist at the effective date for public entities for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not anticipate the adoption of this ASU will have a material impact on its financial condition or results of operations.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	2013	2012
Balance, beginning of year	$2,897	$2,825
Additions for tax positions related to the current year	1,568	72
Reductions of tax positions of prior years	—	—

Balance, end of year	$4,465	$2,897

        As of December 31, 2013 and 2012, the Company had $4.5 million and $2.9 million of gross unrecognized tax benefits, respectively, of which $4.3 million and $2.8 million, respectively, if recognized, would not impact the Company's effective tax rate as there is a full valuation allowance on these credits.

        The Company's policy is to recognize both accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recognized any interest and penalties.

        The Company does not anticipate that it is reasonably possible that the uncertain tax positions will significantly increase or decrease within the next twelve months.

        The Company files income tax returns in the United States federal jurisdiction and in the Massachusetts jurisdiction. The Company is no longer subject to any tax assessment from an income tax examination for years before 2010, except to the extent that in the future it utilizes net operating losses or tax credit carryforwards that originated before 2010. As of December 31, 2013, the Company was not under examination by the Internal Revenue Service or other jurisdictions for any tax years.

14. Commitments and Contingencies

Operating Leases

        The Company leases office space and equipment under various operating lease agreements. Rent expense for office space under operating leases amounted to $12.8 million, $10.0 million and $6.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

        On February 5, 2013, the Company and BMR-Rogers Street LLC, or BMR, entered into a lease agreement, or the Second Bent Street Lease, to lease 104,678 square feet of office and laboratory space located in the basement and first and second floors at 320 Bent Street, Cambridge, Massachusetts, beginning on September 1, 2013 and ending on August 31, 2016. Annual rental payments due under the Second Bent Street Lease will be approximately $6.1 million during the first lease year, $6.2 million during the second lease year and $6.3 million during the third lease year.

        BMR agreed to pay the Company a tenant improvement allowance of $0.7 million for certain improvements that the Company will construct to the leased office and laboratory space. During the year ended December 31, 2013, the Company constructed certain improvements to its leased office and laboratory space, paid its subcontractors and was subsequently reimbursed by BMR. The Company then recorded short and long-term liabilities for the construction allowance in its consolidated balance sheet. The Company will amortize the construction allowance on a straight-line basis through a reduction to rental expense over the term of the lease.

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

        There are no future minimum capital lease commitments as the Company repaid all borrowings under its Master Lease Agreement with General Electric Capital Corporation during 2011. Total operating lease commitments as of December 31, 2013 are as follows (in thousands):

Operating Leases
2014	$10,986
2015	7,898
2016	4,301
2017	83
2018 and beyond	—

Total future minimum lease payments	$23,268

License Agreements

        In connection with the research university license arrangement discussed in Note 9, the Company has certain annual fixed obligations to pay fees for the technology licensed. Beginning in 2014, the annual financial obligations, which extend through the life of the patents, are approximately $0.1 million per year. The Company may terminate the agreement at any time without further annual obligations. Annual payments may be applied towards royalties payable to the licensor for that year for product sales, sublicensing of the patent rights or joint development revenue.

Legal Contingencies

        On August 28, 2008, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against the Company and Sandoz in the United States Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleged infringement related to four of the seven Orange Book patents listed for Copaxone and sought declaratory and injunctive relief that would prohibit the launch of the Company's product until the last to expire of these patents. The Company and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents as well as two additional patents in the same patent family adjudicated in the present lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book patents listed for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against the Company and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book patents and one non-Orange book patent expire in May 2014 and one non-Orange Book patent expires in September 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz or Mylan ANDA prior to the expiration of the Orange Book patents. In July 2012, the Company appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in July 2013, the CAFC issued a written opinion invalidating several of the patents, including the one patent set to expire in 2015. Several patents expiring in May 2014 remain in force. The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. In September 2013, Teva filed a petition for rehearing of the CAFC decision, and on October 18, 2013 the CAFC denied the petition. Teva filed a petition for review by the Supreme Court in January 2014.

        On December 10, 2009, in a separate action in the same court, Teva sued Sandoz, Novartis AG and the Company for patent infringement related to certain other non-Orange Book patents seeking declaratory and injunctive relief that would prohibit the launch of the Company's product until the last to expire of these patents as well as damages in the event that Sandoz has launched the product. In January 2010, the Company and Sandoz filed a motion to dismiss this second suit on several grounds and in July 2013, the motion to dismiss the suit was granted.

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

        In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC and in July 2013, the District Court granted the motion for summary judgment. The Company has filed a notice of appeal of that decision to the CAFC. The collateral for the security bond posted in the litigation remains outstanding. In the event that the Company is not successful in any appeal, and Amphastar and Actavis are able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. Amphastar has filed motions to increase the amount of the security bond, which the Company and Sandoz have opposed.

15. 401(k) Plan

        The Company has a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company has discretion to make contributions to the plan. In March 2005, the Company's Board of Directors approved a match of 50% of the first 6% contributed by employees, effective for the 2004 plan year and thereafter. The Company recorded

$0.8 million, $0.7 million and $0.5 million of such match expense in the years ended December 31, 2013, 2012 and 2011, respectively.

16. Parivid, LLC

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

17. Tax Incentive Agreement

        In March 2012, the Company entered into a Tax Incentive Agreement with the Massachusetts Life Sciences Center, or MLSC, under the MLSC's Life Sciences Tax Incentive Program, or the Program, to expand life sciences-related employment opportunities, promote health-related innovations and stimulate research and development, manufacturing and commercialization in the life sciences in the Commonwealth of Massachusetts. The Program was established in 2008 in order to incentivize life sciences companies to create new sustained jobs in Massachusetts. Under the Tax Incentive Agreement, companies receive an award from the MLSC upon attaining job creation commitment. Jobs must be maintained for at least five years, during which time a portion of the grant proceeds can be recovered by the Massachusetts Department of Revenue if the Company does not maintain its job creation commitments. As the Company attained its job creation commitment in 2012 and maintained it in 2013, it recognized one-fifth of the $1.1 million job creation tax award, or $0.2 million, as other income in each of the years ended December 31, 2013 and 2012. The unearned portion of the award is included in other liabilities in the consolidated balance sheet. The Company will continue to recognize an equal portion of the award as other income over the five year period it must maintain its job creation commitments.

18. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2013
Product revenue	$5,396	$1,628	$4,774	$4,903
Research and development revenue	$2,207	$2,733	$5,977	$7,847
Total collaboration revenue	$7,603	$4,361	$10,751	$12,750
Net loss	$(24,116)	$(28,848)	$(25,382)	$(30,062)
Comprehensive loss	$(24,181)	$(28,872)	$(25,284)	$(30,157)
Basic and diluted net loss per common share	$(0.48)	$(0.57)	$(0.50)	$(0.59)
Shares used in computing basic and diluted net loss per common share	50,635	50,746	51,055	51,185
2012
Product revenue	$22,029	$19,352	$2,579	$10,812
Research and development revenue	$2,199	$2,511	$2,523	$1,916
Total collaboration revenue	$24,228	$21,863	$5,102	$12,728
Net loss	$(4,982)	$(10,166)	$(25,822)	$(17,677)
Comprehensive loss	$(4,875)	$(10,206)	$(25,637)	$(17,737)
Basic and diluted net loss per common share	$(0.10)	$(0.20)	$(0.51)	$(0.35)
Shares used in computing basic and diluted net loss per common share	50,240	50,354	50,500	50,547

        Basic and diluted net loss per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the weighted-average common shares outstanding during each period principally due to the effect of the Company's issuing shares of its common stock during the year.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

1.     Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

        Our management, including the supervision and participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 1992 framework entitled "Internal Control—Integrated Framework." In May 2013, COSO issued an updated Internal Control-Integrated Framework, or the 2013 framework. Management continued to apply the 1992 framework in its 2013 assessment of internal controls and expects to adopt the 2013 framework during fiscal year 2014.

        Based on its assessment, our management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

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

        (b)   Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders of Momenta Pharmaceuticals, Inc.

        We have audited Momenta Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Momenta Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Momenta Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Momenta Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Momenta Pharmaceuticals, Inc. and our report dated February 28, 2014 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 28, 2014

        (c)   Changes in Internal Control Over Financial Reporting

        None

Item 9B.    OTHER INFORMATION

        Not applicable.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors," "Corporate Governance—Our Executive Officers," "Corporate Governance—Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance—Board Committees" in our definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

Item 11.    EXECUTIVE COMPENSATION

        The information under the headings or subheadings "Executive Compensation," "Compensation of Directors," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in our definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. Information required by this Item relating to securities authorized for issuance under equity compensation plans is contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the subheading "Equity Compensation Plan Information" and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The discussion under the headings "Certain Relationships and Related Transactions" and "Corporate Governance—Board Determination of Independence" in our definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The discussion under the heading "Ratification of Selection of Independent Registered Public Accounting Firm" in our definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

MOMENTA PHARMACEUTICALS, INC.
Date: February 28, 2014	By:	/s/ CRAIG A. WHEELER Craig A. Wheeler President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG A. WHEELER Craig A. Wheeler	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014
/s/ RICHARD P. SHEA Richard P. Shea	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014
/s/ JAMES SULAT James Sulat	Chairman of the Board and Director	February 28, 2014
John K. Clarke	Director	February 28, 2014
/s/ MARSHA H. FANUCCI Marsha H. Fanucci	Director	February 28, 2014
/s/ PETER BARTON HUTT Peter Barton Hutt	Director	February 28, 2014
/s/ BRUCE DOWNEY Bruce Downey	Director	February 28, 2014
/s/ THOMAS KOESTLER Thomas Koestler	Director	February 28, 2014
/s/ BENNETT M. SHAPIRO Bennett M. Shapiro	Director	February 28, 2014
/s/ ELIZABETH STONER Elizabeth Stoner	Director	February 28, 2014

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
	Articles of Incorporation and By-Laws
3.1	Third Amended and Restated Certificate of Incorporation	S-3	3.1	4/30/2013	333-188227
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant	8-K	3.1	11/8/2005	000-50797
3.3	Second Amended and Restated By-Laws	S-1	3.4	3/11/2004	333-113522
	Instruments Defining the Rights of Security Holders
4.1	Specimen Certificate evidencing shares of common stock	S-1/A	4.1	6/15/2004	333-113522
4.2	Investor Rights Agreement, dated as of July 25, 2006, by and between Novartis Pharma AG and the Registrant	10-Q	10.2	11/8/2006	000-50797
	Material Contracts—License Agreements
10.1†	Collaboration and License Agreement, dated November 1, 2003, by and among Biochemie West Indies, N.V., Geneva Pharmaceuticals, Inc. and the Registrant	S-1/A	10.4	5/11/2004	333-113522
10.2†	Amended and Restated Exclusive Patent License Agreement, dated November 1, 2002, by and between the Massachusetts Institute of Technology and the Registrant (the "November 1, 2002 M.I.T. License"); First Amendment to the November 1, 2002 M.I.T. License, dated November 15, 2002, by and between the Massachusetts Institute of Technology and the Registrant; Letter Agreement, dated September 12, 2003, between the Massachusetts Institute of Technology and the Registrant; Letter Agreement, dated October 22, 2003, between the Massachusetts Institute of Technology and the Registrant; Second Amendment to the November 1, 2002 M.I.T. License, dated November 19, 2003, by and between the Massachusetts Institute of Technology and the Registrant; Third Amendment to the November 1, 2002 M.I.T. License, dated April 2, 2004, by and between the Massachusetts Institute of Technology and the Registrant	8-K	10.1	8/15/2006	000-50797
10.3†	Letter Agreement Regarding November 1, 2002 M.I.T. License, dated August 4, 2006, between the Massachusetts Institute of Technology and the Registrant	8-K	10.1	8/15/2006	000-50797

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.4†	Letter Agreement Regarding November 1, 2002 M.I.T. License, dated October 18, 2006, between the Massachusetts Institute of Technology and the Registrant	10-Q	10.6	11/8/2006	000-50797
10.5†	Fourth Amendment to the November 1, 2002 M.I.T. License, dated July 17, 2004, by and between the Massachusetts Institute of Technology and the Registrant	10-Q	10.3	8/16/2004	000-50797
10.6†	Fifth Amendment to the November 1, 2002 M.I.T. License, dated August 5, 2006, by and between the Massachusetts Institute of Technology and the Registrant	10-Q	10.5	11/8/2006	000-50797
10.7	Sixth Amendment to the November 1, 2002 M.I.T. License, dated January 10, 2007, by and between the Massachusetts Institute of Technology and the Registrant	10-K	10.8	3/15/2007	000-50797
10.8	Letter Agreement dated January 29, 2007 between Sandoz AG and the Registrant	10-K	10.16	3/15/2007	000-50797
10.9	Letter Agreement dated February 1, 2007 between Sandoz AG and the Registrant	10-Q	10.2	5/10/2007	000-50797
10.10	Letter Agreement Regarding the November 1, 2002 M.I.T. License, dated June 12, 2007, between the Massachusetts Institute of Technology and the Registrant	10-Q	10.2	8/9/2007	000-50797
10.11†	Collaboration and License Agreement, dated June 13, 2007, by and among Sandoz AG and the Registrant	10-Q	10.1	8/9/2007	000-50797
10.12	Amendment No. 1, dated April 25, 2008, to the Collaboration and License Agreement, dated June 13, 2007, by and among Sandoz AG and the Registrant	10-Q	10.1	5/9/2008	000-50797
10.13	Seventh Amendment to the Amended and Restated Exclusive Patent License Agreement, dated November 1, 2002, by and between the Massachusetts Institute of Technology and the Registrant dated June 1, 2009	10-Q	10.1	8/6/2009	000-50797
10.14†	Amendment No. 2, dated December 14, 2009, to the Collaboration and License Agreement, dated June 13, 2007, by and among Sandoz AG and the Registrant	10-K	10.18	3/12/2010	000-50797
10.15†	Letter Agreement, dated December 22, 2010, by and between the Registrant and the Massachusetts Institute of Technology	8-K	10.1	12/23/2010	000-50797
10.16	Letter Agreement dated November 8, 2011 by and between the Registrant, Sandoz AG and Sandoz Inc.	10-K	10.20	2/28/2012	000-50797

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.17†	Development, License and Option Agreement by and between the Registrant and Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA dated December 22, 2011	10-K	10.21	2/28/2012	000-50797
10.18	Amendment No. 3, dated April 1, 2011, to the Collaboration and License Agreement dated June 13, 2007 by and among Sandoz AG and the Registrant.	10-Q	10.1	8/5/2011	000-50797
	Material Contracts—Management Contracts and Compensation Plans
10.19#	Amended and Restated 2002 Stock Incentive Plan	10-K	10.17	3/15/2007	000-50797
10.20#	2004 Stock Incentive Plan, as amended	10-K	10.18	3/15/2007	000-50797
10.21#	Form of Incentive Stock Option Agreement Granted Under 2004 Stock Incentive Plan	10-Q	10.1	8/16/2004	000-50797
10.22#	Form of Nonstatutory Stock Option Agreement Granted Under 2004 Stock Incentive Plan	10-Q	10.2	8/16/2004	000-50797
10.23#	Form of Restricted Stock Agreement Under 2004 Stock Incentive Plan	8-K	10.2	2/28/2008	000-50797
10.24#	2004 Employee Stock Purchase Plan	10-Q	10.1	5/6/2010	000-50797
10.25#	Non-Employee Director Compensation Summary	10-Q	10.3	8/5/2011	000-50797
10.26#	Employment Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.7	11/8/2006	000-50797
10.27#	Amendment dated December 16, 2010 to the Employment Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-K	10.28	3/10/2011	000-50797
10.28#	Restricted Stock Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.8	11/8/2006	000-50797
10.29#	Nonstatutory Stock Option Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.9	11/8/2006	000-50797
10.30#	Incentive Stock Option Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.10	11/8/2006	000-50797
10.31#	Restricted Stock Agreement, dated December 15, 2006, between John E. Bishop and the Registrant	10-K	10.56	3/15/2007	000-50797
10.32#	Restricted Stock Agreement, dated December 14, 2007, between John E. Bishop and the Registrant	10-K	10.35	3/10/2008	000-50797
10.33#	Restricted Stock Agreement, dated August 15, 2007, between Richard P. Shea and the Registrant	10-Q	10.1	11/08/2007	000-50797

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.34#	Form of Employment Agreement for executive officers	10-Q	10.3	5/9/2008	000-50797
10.35#	Second Amended and Restated Employment Agreement, dated April 28, 2008, by the Registrant and Ganesh Venkataraman	10-Q	10.4	5/9/2008	000-50797
10.36#	Form of Amendment to Employment Agreement, dated May 28, 2008, by the Registrant and each of John E. Bishop and James Roach	10-Q	10.1	8/5/2008	000-50797
10.37#	Form of Amendment to the Employment Agreement for executive officers dated December 15, 2010	10-K	10.39	3/10/2011	000-50797
10.38#	Amendment No. 1 to the Restricted Stock Agreement made on January 17, 2007 between the Registrant and Craig A. Wheeler dated November 4, 2009.	10-Q	10.1	11/5/2009	000-50797
10.39#	Form of Restricted Stock Agreement	8-K	10.1	4/1/2011	000-50797
*10.40#	Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan
10.41#	Form of Stock Option Agreement under the Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan	8-K	10.1	6/13/2013	000-50797
10.42#	Form of Restricted Stock Agreement under the Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan	8-K	10.2	6/13/2013	000-50797
	Material Contracts—Leases
10.43†	Sublease Agreement, dated September 14, 2004, by and between Vertex Pharmaceuticals Incorporated and the Registrant	10-Q	10.9	11/12/2004	000-50797
10.44	First Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004), dated September 7, 2005, between Vertex Pharmaceuticals Incorporated and the Registrant	10-Q	10.3	11/14/2005	000-50797
10.45	Second Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of November 21, 2005, between Vertex Pharmaceuticals Incorporated and the Registrant	10-K	10.47	3/16/2006	000-50797
10.46	Third Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of January 27, 2006, between Vertex Pharmaceuticals Incorporated and the Registrant	10-K	10.48	3/16/2006	000-50797

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.47	Letter Agreement (regarding Sublease Agreement, dated September 14, 2004, as amended), dated June 29, 2006, between Vertex Pharmaceuticals Incorporated and the Registrant	10-Q	10.1	8/9/2006	000-50797
10.48	Sublease Agreement, dated February 5, 2013, by and between BMR-Rogers Street LLC and the Registrant	10-Q	10.1	5/10/2013	000-50797
10.49	First Amendment dated March 21, 2013 to the Sublease Agreement dated February 5, 2013 by and between BMR-Rogers Street LLC and the Registrant	10-Q	10.2	5/10/2013	000-50797
10.50	Second Amendment to Sublease Agreement, dated May 24, 2013, by and between BMR-Rogers Street LLC and the Registrant	10-Q	10.4	8/6/2013	000-50797
	Material Contracts—Stock Purchase Agreement
10.51	Stock Purchase Agreement, dated July 25, 2006, by and between Novartis Pharma AG and the Registrant	10-Q	10.1	11/8/2006	000-50797
	Material Contracts—Asset Purchase Agreement
10.52	Asset Purchase Agreement dated as of April 20, 2007 by and among Parivid, LLC, S. Raguram and the Registrant	10-Q	10.3	5/10/2007	000-50797
10.53	Amendment No. 1 to the April 20, 2007 Asset Purchase Agreement between Parivid LLC, S. Raguram and the Registrant dated August 4, 2009.	10-Q	10.2	8/6/2009	000-50797
10.54	Amendment No. 2 to the April 20, 2007 Asset Purchase Agreement between Parivid LLC, S. Raguram and the Registrant dated July 18, 2011	10-Q	10.2	8/5/2011	000-50797
10.55†	Asset Purchase Agreement dated December 2, 2011 between the Registrant and Virdante Pharmaceuticals, Inc.	10-K	10.54	2/28/2012	000-50797
	Additional Exhibits
*21	List of Subsidiaries
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.REF	XBRL Taxonomy Reference Linkbase Document.**

*
Filed herewith.

†
Confidential treatment requested and/or as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#
Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.

**
submitted electronically herewith

        The following financial information from Momenta Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2013, filed with the SEC on February 28, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2013, 2012, and 2011, (ii) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011, (iv) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012, and 2011 and (v) Notes to Consolidated Financial Statements.