Form 10-Q
period 2014-03-31
MOMENTA PHARMACEUTICALS INC
filed 2014-05-06
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of April 30, 2014.

Class	Number of Shares
Common Stock $0.0001 par value	52,744,552

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$45,510	$29,766
Marketable securities	178,438	215,916
Accounts receivable	7,804	13,095
Unbilled receivables	3,745	3,413
Prepaid expenses and other current assets	3,600	3,401

Total current assets	239,097	265,591
Property and equipment, net	25,339	24,699
Restricted cash	20,719	20,719
Intangible assets, net	5,385	5,650
Other long-term assets	156	156

Total assets	$290,696	$316,815

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,854	$6,307
Accrued expenses	10,024	11,447
Deferred revenue	3,845	3,692
Other current liabilities	477	496

Total current liabilities	19,200	21,942
Deferred revenue, net of current portion	22,830	24,024
Other long-term liabilities	915	1,012

Total liabilities	42,945	46,978
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 5,000 shares authorized at March 31, 2014 and December 31, 2013, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value per share designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized at March 31, 2014 and December 31, 2013, 52,747 and 52,357 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	5	5
Additional paid-in capital	545,558	540,266
Accumulated other comprehensive income	9	25
Accumulated deficit	(297,821)	(270,459)

Total stockholders’ equity	247,751	269,837

Total liabilities and stockholders’ equity	$290,696	$316,815

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Collaboration revenues:
Product revenue	$4,812	$5,396
Research and development revenue	5,973	2,207
Total collaboration revenue	10,785	7,603

Operating expenses:
Research and development*	26,692	22,332
General and administrative*	11,717	9,716
Total operating expenses	38,409	32,048

Operating loss	(27,624)	(24,445)

Other income:
Interest income	200	269
Other income	62	60
Total other income	262	329

Net loss	$(27,362)	$(24,116)

Basic and diluted net loss per share	$(0.53)	$(0.48)

Weighted average shares used in computing basic and diluted net loss per share	51,356	50,635

Comprehensive loss:
Net loss	$(27,362)	$(24,116)
Net unrealized holding losses on available-for-sale marketable securities	(16)	(65)
Comprehensive loss	$(27,378)	$(24,181)

* Non-cash share-based compensation expense included in operating expenses is as follows:

Research and development	$1,545	$1,123
General and administrative	$1,906	$1,748

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(27,362)	$(24,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,863	1,782
Share-based compensation expense	3,451	2,871
Amortization of premium on investments	847	849
Amortization of intangibles	265	265
Changes in operating assets and liabilities:
Accounts receivable	5,291	5,415
Unbilled receivables	(332)	(432)
Prepaid expenses and other current assets	(199)	1,314
Accounts payable	(1,453)	63
Accrued expenses	(1,423)	(2,342)
Deferred revenue	(1,041)	(1,023)
Other current liabilities	(19)	(142)
Other long-term liabilities	(97)	(55)

Net cash used in operating activities	(20,209)	(15,551)

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,503)	(802)
Purchases of marketable securities	(34,365)	(108,817)
Proceeds from maturities of marketable securities	70,980	110,778
Proceeds from sales of marketable securities	—	3,822

Net cash provided by investing activities	34,112	4,981

Cash Flows from Financing Activities:
Proceeds from issuance of common stock under stock plans	1,841	868

Net cash provided by financing activities	1,841	868

Increase (decrease) in cash and cash equivalents	15,744	(9,702)
Cash and cash equivalents, beginning of period	29,766	52,990

Cash and cash equivalents, end of period	$45,510	$43,288

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s audited consolidated financial statements for the year ended December 31, 2013, which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on February 28, 2014. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

The accompanying consolidated financial statements reflect the operations of the Company and the Company’s wholly-owned subsidiary Momenta Pharmaceuticals Securities Corporation. All significant intercompany accounts and transactions have been eliminated.

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

Net Loss Per Common Share

The Company computes basic net loss per common share by dividing net loss by the weighted average number of common shares outstanding, which includes common stock issued and outstanding and excludes unvested shares of restricted common stock. The Company computes diluted net loss per common share by dividing net loss by the weighted average number of common shares and potential shares from outstanding stock options and unvested restricted stock determined by applying the treasury stock method.

The following table presents anti-dilutive shares for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Weighted-average anti-dilutive shares related to:
Outstanding stock options	4,178	4,526
Restricted stock awards	922	895

Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same for the three months ended March 31, 2014 and 2013. Anti-dilutive shares comprise the impact of the number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income. Furthermore, performance-based restricted common stock awards which vest based upon U.S. Food and Drug Administration, or FDA, approval for M356 in the United States were excluded from diluted shares outstanding as the vesting condition had not been met as of March 31, 2014.

Fair Value Measurements

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value hierarchy level is determined by the lowest level of significant input. Financial assets measured at fair value on a recurring basis are summarized as follows (in thousands):

Description	Balance as of March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$41,655	$41,655	$—	$—
Corporate debt securities	1,001	—	1,001	—
Marketable securities:
U.S. Government-sponsored enterprise obligations	10,754	—	10,754	—
Corporate debt securities	108,118	—	108,118	—
Commercial paper obligations	13,999	—	13,999	—
Foreign government bonds	10,102	—	10,102	—
Asset-backed securities	35,465	—	35,465	—

Total	$221,094	$41,655	$179,439	$—

Description	Balance as of December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$24,841	$24,841	$—	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	22,309	—	22,309	—
Corporate debt securities	110,158	—	110,158	—
Commercial paper obligations	20,996	—	20,996	—
Foreign government bonds	26,793	—	26,793	—
Asset-backed securities	35,660	—	35,660	—

Total	$240,757	$24,841	$215,916	$—

During the three months ended March 31, 2014, there were no transfers between Level 1 and Level 2 financial assets. The Company did not have any non-recurring fair value measurements on any assets or liabilities at March 31, 2014 and December 31, 2013. The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, accounts receivable, unbilled receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

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

The Company invests its excess cash balances in short-term and long-term marketable debt securities. The Company classifies its investments in marketable debt securities as available-for-sale based on facts and circumstances present at the time it purchased the securities. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in interest income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company reviewed its investments with unrealized losses and concluded that no other-than-temporary impairment existed at March 31, 2014 as it has the ability and intent to hold these investments to maturity and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company did not record any impairment charges related to its marketable securities during the three months ended March 31, 2014 and 2013. There were no realized gains or losses on marketable securities for the three months ended March 31, 2014. Realized gains on marketable securities for the three months ended March 31, 2013 were immaterial. The Company’s marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. The Company’s cash equivalents are primarily composed of money market funds.

The Company’s financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by its pricing services as of March 31, 2014 and December 31, 2013.

The following tables summarize the Company’s cash, cash equivalents and marketable securities at March 31, 2014 and December 31, 2013 (in thousands):

As of March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$44,509	$—	$—	$44,509
U.S. Government-sponsored enterprise obligations
Due in one year or less	6,750	—	—	6,750
Due in two years or less	4,000	4	—	4,004
Corporate debt securities
Due in one year or less	89,515	16	(27)	89,504
Due in two years or less	19,605	12	(2)	19,615
Commercial paper obligations due in one year or less	13,994	5	—	13,999
Foreign government bonds
Due in one year or less	10,102	—	—	10,102
Asset-backed securities
Due in one year or less	30,194	3	(3)	30,194
Due in two years or less	5,270	1	—	5,271

Total	$223,939	$41	$(32)	$223,948

Reported as:
Cash and cash equivalents	$45,510	$—	$—	$45,510
Marketable securities	178,429	41	(32)	178,438

Total	$223,939	$41	$(32)	$223,948

As of December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$29,766	$—	$—	$29,766
U.S. Government-sponsored enterprise obligations
Due in one year or less	11,000	3	—	11,003
Due in two years or less	11,303	3	—	11,306
Corporate debt securities
Due in one year or less	94,659	13	(14)	94,658
Due in two years or less	15,498	9	(7)	15,500
Commercial paper obligations due in one year or less	20,978	18	—	20,996
Foreign government bonds
Due in one year or less	26,782	13	(2)	26,793
Asset-backed securities
Due in one year or less	26,550	2	(4)	26,548
Due in two years or less	9,121	—	(9)	9,112

Total	$245,657	$61	$(36)	$245,682

Reported as:
Cash and cash equivalents	$29,766	$—	$—	$29,766
Marketable securities	215,891	61	(36)	215,916

Total	$245,657	$61	$(36)	$245,682

At March 31, 2014 and December 31, 2013, the Company held 35 and 28 marketable securities, respectively, that were in a continuous unrealized loss position for less than one year. At March 31, 2014 and December 31, 2013, no marketable securities were in a continuous unrealized loss position for greater than one year.

The unrealized losses were caused by fluctuations in interest rates. The following table summarizes the aggregate fair value of these securities at March 31, 2014 and December 31, 2013 (in thousands):

	As of March 31, 2014		As of December 31, 2013
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Corporate debt securities:
Due in one year or less	$67,509	$(27)	$38,508	$(14)
Due in two years or less	$7,877	$(2)	$11,696	$(7)
Foreign government bonds:
Due in one year or less	$8,500	$— *	$6,203	$(2)
Asset-backed securities:
Due in one year or less	$16,599	$(3)	$16,977	$(4)
Due in two years or less	$1,255	$— *	$9,112	$(9)
U.S. Government-sponsored enterprise obligations:
Due in two years or less	$—	$—	$7,303	$— *

* Less than $1,000

Income Taxes

The Company generated U.S. taxable income during the years ended December 31, 2011 and 2010, and as a result, utilized $190.9 million and $26.3 million, respectively, of its available federal net operating loss carryforwards to offset this income.

At December 31, 2013, the Company had federal and state net operating loss carryforwards of $142.4 million and $135.8 million, respectively, available to reduce future taxable income and which will expire at various dates through 2033. Of this amount, approximately $13.1 million of federal and state net operating loss carryforwards relate to stock option deductions for which the related tax benefit will be recognized in equity when realized. At December 31, 2013, the Company had federal and state research and development and other credit carryforwards of $11.3 million and $5.2 million, respectively, available to reduce future tax liabilities. The federal and state research and development credit carryforwards will expire at various dates beginning in 2024 through 2033 and 2019 through 2028, respectively. Ownership changes, as defined in Tax Reform Act of 1986, in future periods may place limits on the Company’s ability to utilize its net operating loss carryforwards and tax credit carryforwards. The Company has an ongoing research and development credit study that has not yet been completed as of the date of this filing. As the Company has a full valuation allowance on its net deferred tax assets, there is not expected to be any financial statement impact for any differences between the credits claimed on its tax returns versus credits substantiated as part of the study.

Comprehensive Loss

Comprehensive income (loss) is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income (loss) includes net (loss) income and the change in accumulated other comprehensive income (loss) for the period. Accumulated other comprehensive income (loss) consists entirely of unrealized gains and losses on available-for-sale marketable securities for all periods presented. See the consolidated statements of comprehensive loss for relevant disclosures.

The following tables summarize the changes in accumulated other comprehensive income during the three months ended March 31, 2014 and March 31, 2013 (in thousands):

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of January 1, 2014	$25
Other comprehensive loss before reclassifications	(16)
Amounts reclassified from accumulated other comprehensive income	—

Net current period other comprehensive loss	(16)

Balance as of March 31, 2014	$9

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of January 1, 2013	$111
Other comprehensive loss before reclassifications	(62)
Amounts reclassified from accumulated other comprehensive income	(3)

Net current period other comprehensive loss	(65)

Balance as of March 31, 2013	$46

The amounts reclassified from accumulated other comprehensive income (loss) represents realized gains on sales of marketable securities and are included in interest income in the consolidated statements of comprehensive loss.

3. Intangible Assets

As of March 31, 2014 and December 31, 2013, intangible assets, net of accumulated amortization, were as follows (in thousands):

		March 31, 2014		December 31, 2013
	Weighted-Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core and developed technology	10	$10,257	$(4,872)	$10,257	$(4,607)
Non-compete agreement	2	170	(170)	170	(170)

Total intangible assets	10	$10,427	$(5,042)	$10,427	$(4,777)

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets as there is no other pattern of use that is reasonably estimable. Amortization expense was approximately $0.3 million for each of the three months ended March 31, 2014 and 2013.

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

In July 2010, the FDA granted marketing approval of the ANDA for Enoxaparin Sodium Injection filed by Sandoz. The Company is paid at cost for external costs incurred for development and related activities and is paid for full time equivalents, or FTEs, performing development and related services. Sandoz is obligated to pay the Company a royalty on net sales in each post-launch contract year, which for net sales up to a pre-defined sales threshold is payable at a 10% rate, and for net sales above the sales threshold increases to 12%. During the three months ended March 31, 2014 and 2013, the Company earned royalties of $4.8 million and $5.4 million, respectively, on Sandoz’s net sales of Enoxaparin Sodium Injection.

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

The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services. Under the 2003 Sandoz Collaboration, the Company recorded research and development revenue of $0.3 million and $1.0 million in the three months ended March 31, 2014 and 2013, respectively.

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

Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG, an affiliate of Sandoz AG, at a per share price of $15.93 (the closing price of the Company’s common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million, which is being recognized in revenue on a straight-line basis over the estimated development period of approximately seven years beginning in June 2007. The Company recognized research and development revenue relating to this paid premium of approximately $0.2 million and $0.3 million in the three months ended March 31, 2014 and 2013, respectively. The portion of the equity premium that is unearned at March 31, 2014 is included in deferred revenue in the consolidated balance sheets.

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

         Costs, including development costs and the cost of clinical studies, will be borne by the parties in varying proportions, depending on the type of expense and the related product. All commercialization costs will be borne by Sandoz AG as they are incurred for all products. Under the 2006 Sandoz Collaboration, the Company is paid at cost for any external costs incurred in the development of products at the same proportion that Sandoz is responsible for development costs. The Company also is paid at a contractually specified rate for FTEs performing development services at the same proportion that Sandoz is responsible for development costs. Upon commercialization, the Company will earn a 50% profit share on worldwide net sales of M356. Profits on net sales of M356 will be calculated by deducting from net sales the costs of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. Additionally, the Company is eligible to receive up to $163.0 million in milestone payments upon the achievement of certain regulatory, commercial and sales-based milestones for the products under the collaboration, which include: a $10.0 million regulatory milestone payment related to the approval by the FDA of M356, and $153.0 million in sales-based and commercial milestone payments, of which up to $140.0 million (including the M356 regulatory milestone) are U.S.-based milestones. The Company has concluded that the regulatory milestone pursuant to its 2006 Sandoz Collaboration is substantive. In making this assessment the Company evaluated factors such as the scientific and regulatory risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. Revenues from the non-refundable regulatory milestone are recognized as research and development revenue upon successful accomplishment of the milestone. Sales-based and commercial milestones are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met. The Company has not earned and therefore has not recognized any milestone payments under this arrangement.

The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services, except with respect to any amounts due Sandoz for shared development costs, which are recorded on a net basis. Under the 2006 Sandoz Collaboration, the Company recorded research and development revenue of $0.5 million and $0.2 million in the three months ended March 31, 2014 and 2013, respectively. The Company recorded a reduction in research and development revenue for shared development costs of $0.3 million for the three months ended March 31, 2014. There were no shared development costs in the three months ended March 31, 2013.

Baxter Agreement

In December 2011, the Company entered into a global collaboration and license agreement with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA (collectively, “Baxter”) to develop and commercialize biosimilar product candidates. The Company refers to this agreement as the “Baxter Agreement.” The Baxter Agreement became effective in February 2012.

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

•                  If the Company achieves pre-defined “technical development” criteria related to an initial product or additional product, the Company will earn a milestone payment.

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

Under the Baxter Agreement, each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize designated products for all therapeutic indications. The Company has agreed to provide development and related services on a commercially reasonable basis through the Transition Period for each product, which include high-resolution analytics, characterization, and product and process development. Baxter is responsible for clinical development, manufacturing and commercialization activities and will exclusively distribute and market any products covered by the Baxter Agreement. The Company has the right to participate in a joint steering committee, consisting of an equal number of members from the Company and Baxter, to oversee and manage the development and commercialization of products under the collaboration. Costs, including development costs, payments to third parties for intellectual property licenses, and expenses for legal proceedings, including the patent exchange process pursuant to the Biologics Price Competition and Innovation Act of 2009, will be borne by the parties in varying proportions, depending on the type of expense and the stage of development. The Company has the option to participate, at its discretion, in a cost and profit share arrangement for the three additional products up to 30%. If the profit share is elected, the royalties payable would be reduced by up to nearly half. Absent a cost share arrangement, the Company will generally be responsible for research and process development costs prior to filing an IND or equivalent application in the European Union, and the cost of in-human clinical trials, manufacturing in accordance with current good manufacturing practices and commercialization will be borne by Baxter.

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

Under the terms of the Baxter Agreement, the Company received an initial cash payment of $33.0 million. The Company is eligible to receive from Baxter license payments totaling $21.0 million for the exercise of options with respect to the additional three product candidates that can be named under the Baxter Agreement, payments of $5.0 million each for extensions of the period during which such additional products may be selected, and a license payment of $7.0 million upon the achievement of pre-defined “minimum development” criteria, as defined in the agreement, for M834 (a selected biosimilar). The Company is also eligible to receive from Baxter an aggregate of approximately $316.0 million in potential milestone payments, comprised of (i) up to $66.0 million in substantive milestone payments upon achievement of specified technical and development milestone events across the five product candidates, and (ii) regulatory milestone payments totaling up to $250.0 million, on a sliding scale, across the five product candidates where, based on the products’ regulatory application, there is a significant reduction in the scope of the clinical trial program required for regulatory approval. The Company is no longer eligible to receive the following payments associated with M511: $7.0 million option payment; $14.0 million in technical and development milestone payments; and $50.0 million in regulatory milestone payments. Two of the technical and development milestones were time-based and the total eligible milestones have been adjusted to correspond to current development plans. There are no other time-based milestones included in the Baxter Agreement. The technical and development milestones include (i) achievement of certain criteria that will ultimately drive commercial feasibility for manufacturing the products and (ii) acceptance by the FDA of an IND or acceptance in the European Union of an equivalent application.

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

In accordance with FASB’s ASU No. 2009-13: Multiple-Deliverable Revenue Arrangements (Topic 615), the Company identified all of the deliverables at the inception of the Baxter Agreement. The deliverables were determined to include (i) the development and product licenses to the two initial biosimilars and the four additional biosimilars, (ii) the research and development services related to the two initial biosimilars and the four additional biosimilars and (iii) the Company’s participation in a joint steering committee. The Company has determined that each of the license deliverables do not have stand-alone value apart from the related research and development services deliverables as there are no other vendors selling similar, competing products on a stand-alone basis, Baxter does not have the contractual right to resell the license, and Baxter is unable to use the license for its intended purpose without the Company’s performance of research and development services. As such, the Company determined that separate units of accounting exist for each of the six licenses together with the related research and development services, as well as the joint steering committee with respect to this arrangement. The estimated selling prices for these units of accounting were determined based on similar license arrangements and the nature of the research and development services to be performed for Baxter and market rates for similar services. At the inception of the Baxter Agreement, the arrangement consideration of $61 million, which included the $33 million upfront payment and aggregate option payments for the four additional biosimilars of $28 million, was allocated to the units of accounting based on the relative selling price method. Of the $61 million, $10.3 million was allocated to the first initial product license together with the related research and development services, $10.3 million to each of the four additional product licenses with the related research and development services, $9.4 million has been allocated to the second initial product license together with the related research and development services due to that product’s stage of development at the time the license was delivered, and $114,000 was allocated to the joint steering committee unit of accounting. In December 2013, Baxter terminated its option to license M511, a named product under the Baxter Agreement. Accordingly, the expected consideration to be received under the arrangement has been reduced by $7 million (M511 option payment) and there is now one less deliverable. The Company determined that the change in expected consideration to be received under the arrangement represents a change in estimate and, as a result, the Company reallocated the revised expected consideration of $54 million to the remaining deliverables under the agreement using the original best estimate of selling price. The Company will recognize the resulting change in revenue on a prospective basis. Of the $54 million, $11 million was allocated to the first initial product license together with the related research and development services, $11 million to each of the three additional product licenses with the related research and development services, $10 million has been allocated to the second initial product license together with the related research and development services due to that product’s stage of development at the time the license was delivered, and $122,000 was allocated to the joint steering committee unit of accounting.

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

In 2012, the Company commenced recognition of the revenue allocated to the two initial products but not for the three additional products as those licenses have not been delivered. The Company recognized revenue relating to the amortized portion of the upfront payment of $0.8 million and $0.7 million in the three months ended March 31, 2014 and 2013, respectively. The portion of the upfront payment that is unearned at March 31, 2014 is included in deferred revenue.

The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services. Beginning in the second half of 2013, the Company commenced billing to Baxter FTE fees and external development costs for reimbursable activities related to one of the biosimilars in development. For the three months ended March 31, 2014, the Company recorded research and development revenue of $4.4 million for reimbursement from Baxter for research and development services and external development costs incurred in connection with the Baxter Agreement.

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

The following table summarizes the license maintenance fees and royalties paid to M.I.T. and recorded in the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
License maintenance fees	$21	$21
Royalties	75	108

Total	$96	$129

The annual license maintenance obligations, which extend through the life of the patents, are approximately $0.1 million per year. The annual payments may be applied towards royalties payable to M.I.T. for that year for product sales, sublicensing of the patent rights or joint development revenue. The Company prepaid the 2014 annual license payment and applied a portion of this payment against cumulative royalties due for the period ended March 31, 2014.

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

Incentive stock options will be granted only to employees of the Company. Incentive stock options granted to employees who own more than 10% of the total combined voting power of all classes of stock will be granted at no less than 110% of the fair market value of the Company’s common stock on the date of grant. Incentive stock options generally vest ratably over four years. Non-statutory stock options and restricted stock awards may be granted to employees, consultants and members of the Company’s board of directors. Restricted stock awards generally vest ratably over four years. Non-statutory stock options granted have varying vesting schedules. Incentive and non-statutory stock options generally expire ten years after the date of grant. Restricted stock awards are granted only to employees of the Company.

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

Each share issued in connection with an award granted under the 2013 Plan, other than stock options and stock appreciation rights, will be counted against the 2013 Plan’s share reserve as 1.35 shares for every one share issued in connection with such award, while each share issued in connection with an award of stock options or stock appreciation rights will count against the share reserve as one share for every one share granted. At March 31, 2014, 1,565,635 shares were available for issuance under the 2013 Stock Incentive Plan.

On April 14, 2014, the compensation committee of the board of directors approved an amendment and restatement of the 2013 Plan to increase the shares of common stock available for grant under the 2013 Plan by 1,800,000 shares, subject to and effective upon approval of the amendment and restatement by the Company’s stockholders.

Since adoption of the ESPP, an aggregate of 524,652 shares of common stock have been reserved for issuance under the ESPP. As of March 31, 2014, 464,912 shares of common stock have been issued to the Company’s employees under the ESPP, and 59,740 shares remain available for future issuance.

On March 12, 2014, the board of directors approved the amendment and restatement of the ESPP to increase the shares of common stock available for grant under the ESPP by 500,000 shares, subject to and effective upon approval of the amendment and restatement by the Company’s stockholders.

Share-Based Compensation

The Company recognizes the fair value of share-based compensation in its consolidated statements of comprehensive (loss) income. Share-based compensation expense primarily relates to stock options, restricted stock and stock issued under its stock option plans and employee stock purchase plan. For stock options, the Company recognizes share-based compensation expense equal to the fair value of the stock options on a straight-line basis over the requisite service period. For time-based restricted stock awards, the Company records share-based compensation expense equal to the market value on the date of the grant on a straight-line basis over each award’s explicit service period. For performance-based restricted stock, each reporting period the Company assesses the probability that the performance condition(s) will be achieved. The Company then expenses the awards over the implicit service period based on the probability of achieving the performance objectives. The Company estimates an award’s implicit service period based on its best estimate of the period over which an award’s vesting condition(s) will be achieved. The Company reviews and evaluates these estimates on a quarterly basis and will recognize any remaining unrecognized compensation as of the date of an estimate revision over the revised remaining implicit service period. The Company issues new shares upon stock option exercises, upon the grant of restricted stock awards and under its employee stock purchase plan.

Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the Company’s employee stock purchase plan for the three months ended March 31, 2014 and 2013 was $3.5 million and $2.9 million, respectively.

Share-based compensation expense related to outstanding employee stock option grants and the Company’s employee stock purchase plan was $2.3 million and $1.9 million for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, the Company granted 1,193,797 stock options, of which 1,164,922 were granted in connection with annual merit awards and 28,875 were granted to new hires. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below. The weighted average grant date fair value of option awards granted during the three months ended March 31, 2014 and 2013 was $11.12 and $7.21 per option, respectively.

The following table summarizes the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Expected volatility	67%	62%	66%	64%
Expected dividends	—	—	—	—
Expected life (years)	6.2	6.2	0.5	0.5
Risk-free interest rate	2.2%	1.4%	0.1%	0.1%

At March 31, 2014, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $21.6 million, net of estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 3 years.

During the three months ended March 31, 2014, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 130,767 shares of common stock. Additionally, during the three months ended March 31, 2014, the Company issued 35,854 shares of common stock to employees under the Company’s employee stock purchase plan.

Restricted Stock Awards

The Company has also made awards of time-based and performance-based restricted common stock to employees and officers.. During the three months ended March 31, 2014, the Company awarded 227,394 shares of time-based restricted common stock to its officers in connection with its annual merit grant. The time-based restricted common stock fully vests over the four years following the grant date. The time-based awards are generally forfeited if the employment relationship terminates with the Company prior to vesting. Between 2011 and early 2013, the Company awarded 949,620 shares of performance-based restricted common stock to employees and officers. 50% of the shares vest upon FDA approval in the United States for M356, the Company’s second major generic program, provided that approval occurs on or before March 28, 2015. The remaining 50% of the awards vest on the one-year anniversary of approval, as long as approval occurs on or before March 28, 2015 and the employment relationship exists on the anniversary date. The Company determined that it was probable that the performance condition would be achieved and therefore is expensing the fair value of the shares over the implicit service period.

The Company recorded share-based compensation expense related to nonvested, outstanding restricted stock awards, including the performance-based shares, because the Company determined that it was probable the performance condition would be achieved, of $1.2 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $8.7 million, which is expected to be recognized over the weighted average remaining requisite service period of 3.0 years.

A summary of the status of nonvested shares of restricted stock as of March 31, 2014 and the changes during the three months then ended are presented below (in thousands, except fair values):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	1,134	$14.41
Granted	227	17.96
Vested	(61)	13.44
Forfeited	(3)	15.25

Nonvested at March 31, 2014	1,297	$15.08

Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of March 31, 2014 are summarized below:

Vesting Schedule	Nonvested Shares
Time-based	463
Performance-based	834

Nonvested at March 31, 2014	1,297

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

On February 5, 2013, the Company and BMR-Rogers Street LLC, or BMR, entered into a lease agreement, or the Second Bent Street Lease, to lease 104,678 square feet of office and laboratory space located in the basement and first and second floors at 320 Bent Street, Cambridge, Massachusetts, beginning on September 1, 2013 and ending on August 31, 2016. Annual rental payments due under the Second Bent Street Lease are approximately $6.1 million during the first lease year, $6.2 million during the second lease year and $6.3 million during the third lease year. BMR agreed to pay the Company a tenant improvement allowance of $0.7 million for reimbursement of laboratory and office improvements made by the Company (and subsequently reimbursed by BMR). The Company has recorded short and long-term liabilities for the construction allowance in its consolidated balance sheet, which is being amortized on a straight-line basis through a reduction to rental expense over the term of the lease.

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

Total operating lease commitments as of March 31, 2014 are as follows (in thousands):

Operating Leases
April 1, 2014 through December 31, 2014	$8,279
2015	7,949
2016	4,364
2017	99
2018	—

Total future minimum lease payments	$20,691

Legal Contingencies

On August 28, 2008, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against the Company and Sandoz in the United States Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleged infringement related to four of the seven Orange Book-listed patents for Copaxone and sought declaratory and injunctive relief that would prohibit the launch of the Company’s product until the last to expire of these patents. The Orange Book is a publication of the FDA that identifies drug products approved on the basis of safety and effectiveness by the FDA under the Federal Food, Drug, and Cosmetic Act and includes patents that are purported by the drug application owner to protect each drug. If there is a patent listed for the branded drug in the Orange Book at the time of submission of an ANDA, or at any time before an ANDA is approved, a generic manufacturer’s ANDA must include one of four types of patent certification with respect to each listed patent. See “Part I, Item 1. Business — Regulatory and Legal Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014. The Company and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book-listed patents, as well as two additional patents, in the same patent family adjudicated in that lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book-listed patents for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against the Company and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book-listed patents and one non-Orange Book-listed patent expires on May 24, 2014 and one non-Orange Book-listed patent expires on September 1, 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz ANDA or Mylan ANDA prior to the expiration of the Orange Book-listed patents. In July 2012, the Company appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in July 2013, the CAFC issued a written opinion invalidating several of the patents, including the one patent set to expire in 2015. Several patents expiring on May 24, 2014 remain in force. The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. In September 2013, Teva filed a petition for rehearing of the CAFC decision, and on October 18, 2013 the CAFC denied the petition. Teva filed a petition for review by the Supreme Court of the United States in January 2014 and in March 2014 the Supreme Court granted certiorari in the case in order to review the appropriate standard for deference to district court findings related to claim construction. Briefing is expected to occur over the summer of 2014, and oral arguments are anticipated in the second half of 2014. The Supreme Court could render a decision by the end of the year or during the first half of 2015. While the Company believes the Supreme Court should affirm the CAFC decision, it could rule otherwise and, among other things, remand the case to a lower court for additional findings to determine the validity of the relevant patent claims that had previously been determined to be invalid.

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

In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC and in July 2013, the District Court granted the motion for summary judgment. The Company has filed a notice of appeal of that decision to the CAFC.  In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, and in April 2014 the Company opposed this motion.  While the Company believes the CAFC should not grant this motion, if granted, it would result in the end of the appeal and the Company would have the option of seeking en banc review of the entire CAFC and/or petition the Supreme Court for reversal.  If the motion is denied, the CAFC will set a briefing schedule for the parties and a hearing could be expected in the third quarter of 2014, and a decision could be expected by the end of 2014 or the first half of 2015. The collateral for the security bond posted in the litigation remains outstanding. In the event that the Company is not successful in any appeal, and Amphastar and Actavis are able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. Amphastar has filed motions to increase the amount of the security bond, which the Company and Sandoz have opposed.

9. Subsequent Event

On May 6, 2014, the Company entered into an At-The-Market Equity Offering Sales Agreement, or the sales agreement, with Stifel, Nicolaus & Company, Inc., or Stifel, under which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as agent.

The offering will be made by the Company pursuant to a shelf registration statement previously filed with the U.S. Securities and Exchange. The proceeds from this facility will be used for general corporate purposes, including expenditures for research and development of the Company’s biosimilars and novel drugs programs.

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

Business Overview

The Company

We are a biotechnology company operating in three product areas: Complex Generics, Biosimilars and Novel Drugs. Our approach is built around a complex systems analysis platform that we use to obtain a detailed understanding of complex chemical and biologic systems, design product candidates based on this knowledge, analyze sets of biological data to evaluate the biological function of our products, and develop manufacturing processes that enable our products to be reliably produced. Our first commercial product, developed in collaboration with Sandoz, Enoxaparin Sodium Injection, a generic version of Lovenox®, was approved in July of 2010, validating the commercial value of our platform. In the period from commercial launch through September 2011, we capitalized on the advantage of having the only generic version of Lovenox in the marketplace and recognized over $340 million in revenue from this product.

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

As of March 31, 2014, we had an accumulated deficit of $297.8 million. To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. Due to enoxaparin competitive pricing pressures, we have been incurring operating losses and we expect that our return to profitability, if at all, will most likely come from the commercialization of our generic Copaxone product, which is subject to FDA approval and litigation. We expect to incur annual operating losses over the next several years as we advance our drug development portfolio. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to related technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenue to return to profitability.

Our Product Areas

In our Complex Generics product area, we develop generic versions of complex drugs that were originally approved by the United States Food and Drug Administration, or FDA, as New Drug Applications, or NDAs. Therefore, we have been able to access the existing 505(j) generic regulatory pathway and have submitted Abbreviated New Drug Applications, or ANDAs, for these products. Enoxaparin Sodium Injection, our first product to receive FDA marketing approval under an ANDA, is a generic version of Lovenox (enoxaparin sodium injection) and has been developed and commercialized in collaboration with Sandoz Inc. and Sandoz AG, collectively Sandoz, affiliates of Novartis AG. Lovenox is a complex drug consisting of a mixture of polysaccharide chains and is a widely-prescribed low molecular weight heparin, or LMWH, used for the prevention and treatment of deep vein thrombosis, or DVT, and to support the treatment of acute coronary syndromes, or ACS.

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

Most drugs approved as NDAs are simple small molecules that are easy to duplicate. However, products such as Lovenox and Copaxone are complex molecular mixtures that are difficult to analyze and therefore difficult to reproduce as generics. We use our complex systems analysis platform to define the detailed structures present in these complex drugs. Once the precise structures are identified, or characterized, this structural characterization of the brand product is used to guide the development of a precise manufacturing process to produce a generic version. Finally, to demonstrate that the biological function of our generic replicates that of the brand, we utilize our complex systems analysis platform to evaluate and compare multiple orthogonal sets of biologic data from in-vitro, in-vivo and ex-vivo models.

Biosimilars

Our second product area is biosimilars, which is targeted toward developing biosimilar versions of marketed therapeutic proteins, with a goal of obtaining FDA designation as interchangeable. The subset of biosimilars receiving an interchangeability designation are known as interchangeable biologics. In March 2010, an abbreviated regulatory process was codified in Section 351(k) of the Patient Protection and Affordable Care Act of 2010. This new pathway opened the market for biosimilar and interchangeable versions of a broad array of biologic therapeutics, including antibodies, cytokines, fusion proteins, hormones and blood factors. By 2015, sales of biosimilars are expected to reach between $1.9 billion to $2.6 billion. For biosimilars, we apply our complex systems analysis platform in two ways. First, we seek to better understand the complex systems within cells that are involved in the assembly of proteins. This knowledge enables us to select the appropriate cell line and to manipulate the cell’s outputs using novel control strategies during the manufacturing with the goal of producing a biologic with structural similarity to the brand. Nevertheless, because of the complexity and variability of biologic manufacturing systems, it is important to evaluate whether any small differences between the biosimilar and the brand would be related to potential clinical differences. To minimize this residual uncertainty, we evaluate orthogonal sets of both structural and biologic data (biocharacterization) from in-vitro, in-vivo and ex-vivo models to compare the function of the brand product and our product. We believe that our complex systems analysis approaches, including these characterization methods, can significantly reduce residual uncertainty and may enable a relative reduction or even elimination of certain clinical trial requirements.

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

Novel Drugs

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

Our most advanced novel candidate is M402, our oncology product candidate presently in a Phase 1/2 clinical study as a potential anti-cancer agent. M402 is a novel heparan sulfate mimetic that binds to multiple growth factors, adhesion molecules and chemokines to inhibit tumor angiogenesis, progression, and metastasis.We are also applying our complex systems analysis platform to identify potential improvements we can design into presently marketed complex mixture drugs. By evaluating their interaction with biologic systems, we can obtain an enhanced understanding of their function to identify biological activities we can exploit. This is the approach behind our research efforts to exploit the sialylation of intravenous immunoglobulin, or IVIg, and our program to develop a recombinant Fc version of IVIg.

Our Collaborations

In 2003, we entered into a collaboration and license agreement, or the 2003 Sandoz Collaboration, with Sandoz N.V. and Sandoz Inc. to jointly develop, manufacture and commercialize Enoxaparin Sodium Injection in the United States. Sandoz N.V. later assigned its rights in the 2003 Sandoz Collaboration to Sandoz AG, an affiliate of Novartis Pharma AG.

In 2006 and 2007, we entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement, with Novartis Pharma AG, and a collaboration and license agreement, as amended, or the Second Sandoz Collaboration Agreement, with Sandoz AG. Together, this series of agreements is referred to as the 2006 Sandoz Collaboration. Under the Second Sandoz Collaboration Agreement, we and Sandoz AG expanded the geographic markets for Enoxaparin Sodium Injection covered by the 2003 Sandoz Collaboration to include the European Union.  Further, under the Second Sandoz Collaboration Agreement, we and Sandoz AG agreed to exclusively collaborate on the development and commercialization of M356, among other products. In connection with the 2006 Sandoz Collaboration, we sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of our common stock on the NASDAQ Global Market was $13.05 on the date of purchase) for an aggregate purchase price of $75.0 million, resulting in an equity premium of $13.6 million. As of March 31, 2014, Novartis AG owns approximately 9% of our outstanding common stock.

In July 2010, Sandoz began the commercial sale of Enoxaparin Sodium Injection. The profit-share or royalties Sandoz is obligated to pay us under the 2003 Sandoz Collaboration differ depending on whether (i) there are no third-party competitors marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), (ii) a Lovenox-Equivalent Product is being marketed by Sanofi-Aventis, which distributes the brand name Lovenox, or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, or (iii) there are one or more third-party competitors which are not Sanofi-Aventis marketing a Lovenox-Equivalent Product. From July 2010 through September 2011, no third-party competitor was marketing a Lovenox-Equivalent Product; therefore, during that period, Sandoz paid us 45% of the contractual profits from the sale of Enoxaparin Sodium Injection. In September 2011, FDA approved the ANDA for the enoxaparin product of Amphastar Pharmaceuticals, Inc. or Amphastar. In October 2011, Sandoz confirmed that an authorized generic Lovenox-Equivalent Product was being marketed by Sanofi-Aventis. In January 2012, following the Court of Appeals for the Federal Circuit granting a stay of the preliminary injunction previously issued against them by the United States District Court, Watson Pharmaceuticals, Inc. (now Actavis, Inc., or Actavis) and Amphastar launched their third-party competitor enoxaparin product. Consequently, in each product year, for net sales of Enoxaparin Sodium Injection up to a pre-defined sales threshold, Sandoz is obligated to pay us a royalty on net sales payable at a 10% rate, and for net sales above the sales threshold, payable at a 12% rate.

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

In December 2011, we and Baxter entered into the Baxter Agreement under which we agreed to collaborate, on a world-wide basis, on the development and commercialization of biosimilars. The Baxter Agreement became effective in February 2012. Baxter is an established healthcare company with global product development, manufacturing and commercial capabilities. To accelerate efforts in the biosimilars space and address this growing global market, we significantly increased the headcount and related operating expenses dedicated to our biosimilars program in 2012 and 2013. We expect that any increase in operating expenses in future years will be partially offset in those years by revenues from option fees and milestone payments under the Baxter Agreement, subject to achievement of technical and regulatory criteria.

Under the Baxter Agreement, we and Baxter agreed to collaborate, on a world-wide basis, on the development and commercialization of two biosimilars, M923 and M834, which are:

•                  M923, a biosimilar for a branded biologic indicated for certain autoimmune and inflammatory diseases, is our most advanced biosimilar. We are working towards progressing this program through submission of a clinical trial application in the second half of 2014 to support the initiation of a Phase 1 clinical trial in the European Union.

•                  M834, a biosimilar also indicated for certain autoimmune and inflammatory diseases. We are working toward achievement of a pre-defined “minimum development criteria” license payment in 2014.

Financial Operations Overview

Revenue

Our revenue has been primarily derived from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration. In 2012, we began recognizing revenue under the Baxter Agreement as we deliver product licenses and research and development services under that collaboration. In the near term, our current and future revenues are dependent upon the continued successful commercialization of Enoxaparin Sodium Injection, license fees and milestone payments earned under the Baxter Agreement and potential profit share payments and milestones from our 2006 Sandoz Collaboration. In the longer term, our revenue growth will depend upon the successful clinical development, regulatory approval and launch of new commercial products and the pursuit of external business development opportunities. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the amount and timing of revenue we earn under our collaborative or strategic relationships.

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

In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC and in July 2013, the District Court granted the motion for summary judgment. We have filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, and in April 2014 we opposed this motion.  While we believe the CAFC should not grant this motion, if granted, it would result in the end of the appeal and we would have the option of seeking en banc review of the entire CAFC and/or petition the Supreme Court for reversal.  If the motion is denied, the CAFC will set a briefing schedule for the parties and a hearing could be expected in the third quarter of 2014, and a decision could be expected by the end of 2014 or the first half of 2015.

In December 2010, we sued Teva in the United States District Court for the District of Massachusetts for infringement of two of our patents related to Enoxaparin Sodium Injection. In January 2013, Teva filed a motion for summary judgment in the District Court following the decision from the CAFC in the aforementioned case and in July 2013, the District Court granted the motion for summary judgment. We have filed a notice of appeal of the decision to the CAFC.

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

Under the Second Sandoz Collaboration Agreement, costs, including development costs and the costs of clinical studies, will be borne by the parties in varying proportions depending on the type of expense and the related product. For M356, we are generally responsible for all of the development costs in the United States. For M356 outside of the United States and for Enoxaparin Sodium Injection in the European Union, we share development costs in proportion to our profit sharing interest. All commercialization responsibilities will be borne by Sandoz AG worldwide as they are incurred for all products. We will share a contractual percentage of Sandoz’s M356 commercialization costs. In the calculation of contractual profit, a deduction of a specified percentage of M356 net sales is included. We are reimbursed at cost for any full-time equivalent employee expenses as well as any external costs incurred in the development of products to the extent development costs are born by Sandoz AG. Sandoz AG is responsible for funding all of the legal expenses incurred under the Second Sandoz Collaboration Agreement; however a portion of certain legal expenses, including any patent infringement damages, will be offset against the profit-sharing amounts in proportion to our profit sharing interest. The parties will share profits in varying proportions, depending on the product. We are entitled to a 50% share of the contractual profits from sales of M356.

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

Since 2008, Teva has filed six Citizen Petitions with FDA requesting that FDA deny the approval of any ANDA filed for generic Copaxone. The FDA has denied five of the Citizen Petitions filed by Teva and Teva withdrew one. We anticipate Teva will continue to engage in activities that seek to challenge the approval of our M356 ANDA.

Subsequent to FDA’s acceptance of the M356 ANDA for review, in August 2008, Teva and related entities and Yeda Research and Development Co., Ltd., filed suit against us and Sandoz in the United States Federal District Court in the Southern District of New York. The suit alleged infringement related to four of the seven Orange Book-listed patents for Copaxone. The Orange Book is a publication of the FDA that identifies drug products approved on the basis of safety and effectiveness by the FDA under the Federal Food, Drug, and Cosmetic Act and includes patents that are purported by the drug application owner to protect each drug.  If there is a patent listed for the branded drug in the Orange Book at the time of submission of an ANDA, or at any time before an ANDA is approved, a generic manufacturer’s ANDA must include one of four types of patent certification with respect to each listed patent.  See “Part I, Item 1. Business — Regulatory and Legal Matters” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014.  We and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book-listed patents, as well as two additional patents, in the same patent family adjudicated in that lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book-listed patents for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against us and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book-listed patents and one non-Orange Book-listed patent expire on May 24, 2014 and one non-Orange Book-listed patent expires on September 1, 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. Section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz ANDA or Mylan ANDA prior to the expiration of the Orange Book-listed patents. In July 2012, we appealed the decision to the CAFC, and in July 2013, the CAFC issued a written opinion invalidating several of the patents, including the one patent set to expire in 2015. Several patents expiring on May 24, 2014 remain in force. The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. In September 2013, Teva filed a petition for rehearing of the CAFC decision, and in October 2013 the CAFC denied the petition. Teva filed a petition for review by the Supreme Court of the United States in January 2014 and in March 2014 the Supreme Court granted certiorari in the case in order to review the appropriate standard for deference to district court findings in claim construction.  Briefing is expected to occur over the summer of 2014, and oral arguments are anticipated in the second half of 2014.  The Supreme Court could render a decision by the end of the year or during the first half of 2015.  While we believe the Supreme Court should affirm the CAFC decision, it could rule otherwise and, among other things, remand the case to a lower court for additional findings to determine the validity of the relevant patent claims that had previously been determined to be invalid. On April 18, 2014, the Supreme Court denied Teva’s request for a stay of the CAFC ruling.  Teva had sought to prohibit the introduction of an FDA-approved generic Copaxone until the Supreme Court resolution of the case.

Biosimilars

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

Given the inadequacies of standard technology available at the time of original review and approval, many of these therapeutic proteins have not been thoroughly characterized. Most of these products are complex glycoprotein mixtures, consisting of proteins that contain branched sugars, various cross linkages, and backbone modifications that vary from molecule to molecule. These variations can impart specific biological properties to the therapeutic protein. We believe our approach to thoroughly understand these variations and engineer a highly similar biologic has the potential to drive regulatory advantages such as a reduction in the level of clinical data required for approval, or the achievement of a designation of interchangeability, which would allow our products to be directly substituted for brand products at the pharmacy.

In December 2011, we and Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, collectively, Baxter, entered into a global collaboration and license agreement, or the Baxter Agreement, to develop and commercialize biosimilars. The Baxter Agreement became effective in February 2012. Baxter is an established healthcare company with global product development, manufacturing and commercial capabilities. Under the Baxter Agreement, we and Baxter agreed to collaborate, on a world-wide basis, on the development and commercialization of two biosimilars, M923 and M834. For our lead biosimilar M923, we are expecting to achieve two milestones in the second half of 2014 for achievement of technical development criteria and the submission of a clinical trial application to support the initiation of a Phase 1 clinical trial in the European Union. Upon achievement of the two M923 milestones we would earn $12.0 million. For our M834 biosimilar, we are expecting to achieve pre-defined “minimum development” criteria in 2014 that would generate a $7.0 million milestone payment for M834.

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

In 2012, we initiated a Phase 1/2 proof-of-concept clinical study in patients with advanced metastatic pancreatic cancer. The trial consists of two parts and will evaluate the safety, potential efficacy, pharmacokinetics and pharmacodynamics of M402 in combination with nab-paclitaxel and gemcitabine. Part A is an open-label, multiple ascending dose escalation study. We have completed several cohorts in Part A of the trial. Dose escalation data from Part A are expected during the second half of 2014. Pending successful completion of this phase, we expect to initiate Part B of the trial, which will be a randomized, controlled study investigating the safety and antitumor activity of M402 administered in combination with nab-paclitaxel and gemcitabine, compared with nab-paclitaxel and gemcitabine alone.

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

IVIg is a mixture of human immunoglobulin G, or IgG, antibodies. IVIg is approved in several inflammatory disease indications including idiopathic thrombocytopenic purpura, Kawasaki disease, chronic inflammatory demyelinating polyneuropathy, and multifocal motor neuropathy. Currently, IVIg is manufactured from large pools of human plasma, resulting in a high cost supply chain with limited supply. IVIg is also approved to treat primary immunodeficiency for diseases such as AIDS. While not a focus of our research, this indication further limits available supply of IVIg. Increasing demand for IVIg products already exceeds available supply worldwide thus limiting broader clinical applications.

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

Results of Operations

Three Months Ended March 31, 2014 and 2013

Collaboration Revenue

Collaboration revenue includes product revenue and research and development revenue earned under our collaborative arrangements. Product revenue consists of profit share, royalties and commercial milestones earned from Sandoz on sales of Enoxaparin Sodium Injection following its commercial launch in July 2010. During the three months ended March 31, 2014, we earned $4.8 million in royalties on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $47.5 million. During the three months ended March 31, 2013, we earned $5.4 million in royalties on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $47.0 million. The decrease in product revenue of $0.6 million, or 11%, from the 2013 period to the 2014 period is due to lower prices in response to competitor pricing reductions on enoxaparin.

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

Research and development revenue was $6.0 million and $2.2 million for the three months ended March 31, 2014 and 2013, respectively. The increase in research and development revenue of $3.8 million, or 173%, from the 2013 period to the 2014 period is due to reimbursable M923 expenses incurred in connection with the Baxter Agreement.

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

Research and Development Expense

Research and development expense for the three months ended March 31, 2014 was $26.7 million, compared with $22.3 million for the three months ended March 31, 2013. The increase of $4.4 million, or 20%, from the 2013 period to the 2014 period resulted from increases of: $2.3 million in process development and third-party contract research costs primarily related to our biosimilars program; $1.1 million in facility related costs due to additional subleased laboratory and office space; $0.6 million in personnel and related costs associated with our headcount growth to support our programs; and $0.4 million in laboratory supplies to support our programs.

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

The following table sets forth the primary components of our research and development external expenditures, including amortization of our intangible assets, for each of our principal development programs for the three months ended March 31, 2014 and 2013. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Research and Development Expense (in thousands)
Development Programs (Status)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Project Inception to March 31, 2014

M356 (ANDA Filed)	$296	$629	$47,383
M402 (Phase 1/2)	1,094	1,035	19,429
Biosimilars (Development)	5,815	3,534	41,754
Discovery programs	244	392
Research and development internal costs	19,243	16,742

Total research and development expense	$26,692	$22,332

The decrease of $0.3 million in M356 external expenditures from the 2013 period to the 2014 period was primarily due to timing of process development activities, manufacturing and third-party research costs. Our M402 external expenditures remained consistent from the 2013 period to the 2014 period as we progress our Phase 1/2 proof-of-concept clinical study. The increase of $2.3 million in biosimilars external expenditures from the 2013 period to the 2014 period was due to process development and third-party contract research costs to advance our biosimilars in development. The decrease of $0.1 million in discovery program external expenditures from the 2013 period to the 2014 period was primarily due to timing of research collaborations we entered into to support our novel drugs program.

Research and development internal costs consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation. The increase of $2.5 million from the 2013 period to the 2014 period was due to additional research and development headcount and related costs in support of our development programs.

General and Administrative

General and administrative expense for the three months ended March 31, 2014 was $11.7 million, compared to $9.7 million for the three months ended March 31, 2013. General and administrative expense increased by $2.0 million, or 21%, from the 2013 period to the 2014 period due to increases of: $0.9 million in professional fees due to increased legal fees for intellectual property related to our biosimilars and novel drugs programs and an increase in consultant fees related to our information technology infrastructure; $0.6 million in personnel and related costs associated with our headcount growth; $0.3 million in allocated facility related costs due to additional subleased laboratory and office space; and $0.2 million in share-based compensation expense principally associated with increased headcount.

Interest Income

Interest income on available-for-sale marketable securities was $0.2 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively. The decrease of $0.1 million from the 2013 period to the 2014 period was due to lower average cash and marketable securities investment balances.

Other Income

Other income was $0.1 million for each of the three months ended March 31, 2014 and 2013 and represents income recognition related to a job creation tax awarded to us in the fourth quarter of 2012.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities and payments from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, including profit share/royalty payments related to sales of Enoxaparin Sodium Injection. Since our inception, we have received $406 million through private and public issuance of equity securities. As of March 31, 2014, we had received a cumulative total of $581.2 million from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, a $33.0 million upfront payment and $10.7 million in reimbursement of research and development services and external costs under the Baxter Agreement.

From July 2010 through September 2011, our enoxaparin sodium injection product was the sole generic Lovenox, and Sandoz paid us a 45% profit share of contractual net sales. During this time, we recorded $340 million in enoxaparin sodium injection product revenues, making us profitable in those two years. Under the terms of our agreement with Sandoz, the October 2011 launch of an authorized generic Lovenox triggered a change in the basis of our product revenue from profit share to a hybrid profit share / royalty on Sandoz’s net sales of enoxaparin sodium injection. In January 2012, the launch of a third-party competitor’s generic Lovenox product changed the basis of our product revenue from hybrid profit share / royalty to straight royalty on Sandoz’s net sales of enoxaparin sodium injection. This competition and the resulting contractual changes significantly reduced product revenues and for 2013, we recorded a net loss. The timing of our return to profitability is uncertain.

Our generic Copaxone application is pending FDA approval and is subject to patent litigation. The multiple sclerosis market is evolving rapidly with the introduction of Teva’s three-times a week formulation of Copaxone, which received FDA marketing approval in January 2014, and the success of oral therapies. This competition may reduce potential sales of our generic Copaxone product. Due to the uncertain outcome of pending patent litigation, Sandoz is currently evaluating the potential to  launch prior to the Supreme Court’s decision following FDA approval of our generic Copaxone. Even if Sandoz chooses to launch our generic Copaxone product upon approval by FDA, until the patent litigation is resolved we expect to segregate any M356 product revenue for payment of potential damages. At a minimum, if we and Sandoz become liable for damages due to an at-risk launch we are required to pay our contractual portion of the damage amount to Sandoz by deductions of up to 50% of our post-decision M356 revenue, on a quarterly basis, until we have paid our share of the damages.

In order to preserve our ability to invest in our development pipeline during this time of financial uncertainty, in May 2014 we established an At-the-Market, or ATM, financing facility, pursuant to which we may sell up to $75 million of our common stock. We expect to finance our planned operating requirements principally through our current cash, cash equivalents and marketable securities and may utilize the ATM vehicle to raise capital. We believe that these funds will be sufficient to meet our operating requirements through at least the end of 2015. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and other important factors, and actual results could vary materially from our expectations. We may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

At March 31, 2014, we had $223.9 million in cash, cash equivalents and marketable securities and $7.8 million in accounts receivable. In addition, we also held $20.7 million in restricted cash, of which $17.5 million serves as collateral for a security bond posted in the litigation against Actavis, Amphastar and International Medical Systems, Ltd. Our funds at March 31, 2014 were primarily invested in senior debt of government-sponsored enterprises, commercial paper, asset-backed securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 24 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant market risk at March 31, 2014.

During the three months ended March 31, 2014 and 2013, our operating activities used cash of $20.2 million and $15.6 million, respectively. The cash provided by or used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.

For the three months ended March 31, 2014, our net loss adjusted for non-cash items was $20.9 million. For the three months ended March 31, 2014, non-cash items include share-based compensation of $3.5 million, depreciation and amortization of our property, equipment and intangible assets of $2.1 million and amortization of purchased premiums on our marketable securities of $0.8 million. In addition, the net change in our operating assets and liabilities provided cash of $0.7 million and resulted from a decrease in accounts receivable of $5.3 million due to the receipt of fourth quarter 2013 reimbursable M923 FTEs and expenses incurred in connection with the Baxter Agreement. The cash provided from the collection of accounts receivable of $5.3 million is offset by; an increase in unbilled receivables of $0.3 million, due to increased reimbursable M923 FTEs and expenses partly offset by decreased reimbursable M356 FTEs and expenses; an increase in prepaid expenses and other current assets of $0.2 million, primarily due to advance license fee and clinical study payments to vendors; a decrease in accounts payable of $1.5 million due to timing of M923 expenses incurred in connection with the Baxter Agreement; a decrease in accrued expenses of $1.4 million as we paid bonuses to our employees for their performance in 2013; a decrease in deferred revenue of $1.0 million, primarily due to the amortization of revenue related to the $33.0 million upfront payment made to us by Baxter in 2012 under our collaboration; and a decrease in other long-term liabilities of $0.1 million primarily due to the annual amortization of a job creation tax award.

For the three months ended March 31, 2013, our net loss adjusted for non-cash items was $18.3 million. For the three months ended March 31, 2013, non-cash items include share-based compensation of $2.9 million, depreciation and amortization of our property, equipment and intangible assets of $2.0 million and amortization of purchased premiums on our marketable securities of $0.8 million. In addition, the net change in our operating assets and liabilities provided cash of $2.8 million and resulted from: a decrease in accounts receivable of $5.4 million, due to a decrease in units sold as a result of lower market share and lower prices in response to aggressive competitor pricing; an increase in unbilled receivables of $0.4 million, due to higher reimbursable manufacturing activities for our M356 program; a decrease in prepaid expenses and other current assets of $1.3 million, primarily due to the receipt of a $1.1 million job creation tax award; a decrease in accrued expenses of $2.3 million primarily due to the payment of annual bonuses earned during 2012 and the timing of accrued payroll-related liabilities; a decrease in deferred revenue of $1.0 million, primarily due to the amortization of revenue related to the $33.0 million upfront payment under the Baxter Agreement; and a decrease in other current liabilities of $0.1 million due to straight-line rent expense related to one of our facilities.

During the three months ended March 31, 2014, our investing activities provided cash of $34.1 million. In the three months ended March 31, 2014, we received $71.0 million from maturities of marketable securities and we used $34.4 million of cash to purchase marketable securities. Additionally, during the three months ended March 31, 2014, we used $2.5 million of cash to purchase laboratory equipment and leasehold improvements.

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

Net cash provided by financing activities was $1.8 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively in the form of net proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations including royalties payable to third parties and operating lease obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014 have not materially changed since we filed that report.

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

Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of our critical accounting policies and estimates.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, we believe that interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2014, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.   Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

On August 28, 2008, Teva and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against us and Sandoz in the United States Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleged infringement related to four of the seven Orange Book-listed patents for Copaxone and seeks declaratory and injunctive relief that would prohibit the launch of our product until the last to expire of these patents. The Orange Book is a publication of the FDA that identifies drug products approved on the basis of safety and effectiveness by the FDA under the Federal Food, Drug, and Cosmetic Act and includes patents that are purported by the drug application owner to protect each drug.  If there is a patent listed for the branded drug in the Orange Book at the time of submission of an ANDA, or at any time before an ANDA is approved, a generic manufacturer’s ANDA must include one of four types of patent certification with respect to each listed patent.  See “Part I, Item 1. Business — Regulatory and Legal Matters” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014. We and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents, as well as two additional patents, in the same patent family adjudicated in that lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book-listed patents for Copaxone, and in October 2010, the Court consolidated the Mylan case with the case against us and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book-listed patents and one non-Orange Book-listed patent expire on May 24, 2014 and one non-Orange Book-listed patent expires on September 1, 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz ANDA or Mylan ANDA prior to the expiration of the Orange Book-listed patents. In July 2012, we appealed the decision to the CAFC, and in July 2013, the CAFC issued a written opinion invalidating several of the nine patents, including the one patent set to expire in 2015. Several patents expiring on May 24, 2014 remain in force. The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. In September 2013, Teva filed a petition for rehearing of the CAFC decision, and in October 2013 the CAFC denied the petition. Teva filed a petition for review by the Supreme Court of the United States in January 2014 and in March 2014 the Supreme Court granted certiorari in the case in order to review the appropriate standard for deference to district court findings in claim construction. Briefing is expected to occur over the summer of 2014, and oral arguments are anticipated in the second half of 2014.  The Supreme Court could render a decision by the end of the year or during the first half of 2015. While we believe the Supreme Court should affirm the CAFC decision, it could rule otherwise and, among other things, remand the case a lower court for additional findings to determine the validity of the relevant patent claims that had previously been determined to be invalid.  On April 18, 2014, the Supreme Court denied Teva’s request for a stay of the CAFC ruling. Teva had sought to prohibit the introduction of an FDA-approved generic Copaxone to until the Supreme Court resolution of the case.

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

In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC and in July 2013, the District Court granted the motion for summary judgment. We have filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, and in April the Company opposed this motion.  While we believe the CAFC should not grant this motion, if granted, it would result in the end of the appeal and we would have the option of seeking en banc review of the entire CAFC and/or petition the Supreme Court for reversal. If the motion is denied, the CAFC will set a briefing schedule for the parties and a hearing could be expected in the third quarter of 2014, and a decision could be expected by the end of 2014 or the first half of 2015.

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

We have incurred significant losses since our inception in May 2001. At March 31, 2014, our accumulated deficit was $297.8 million. We may incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our other drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.

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

If Teva is successful in its appeal to the Supreme Court of the United States in the ongoing Copaxone patent litigation, we may not be able to launch M356, if approved by the FDA, until September 2015, or we may suffer significant damages if we do launch M356.

In July 2012, the United States Federal District Court in the Southern District of New York issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. See “Part II, Item 1, Legal Proceedings” above in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014. The Orange Book-listed patents and one non-Orange Book-listed patent expire on May 24, 2014 and one non-Orange Book-listed patent expires on September 1, 2015. In addition, the permanent injunction further restricts the FDA from making the effective date of any final approval of the Sandoz ANDA or Mylan ANDA prior to the expiration of the Orange Book-listed patents. In July 2012, we appealed the decision to the Court of Appeals for the Federal Circuit and in July 2013, the CAFC issued a written opinion invalidating several of the nine patents, including the one patent set to expire in September 2015. In March 2014, the Supreme Court of the United States agreed to hear Teva’s appeal in this case.

If the CAFC decision that the claims in the patent scheduled to expire in September 2015 are invalid is reversed on appeal, the launch of M356, if approved, may not occur until September 2015, which could impair our ability to commercialize M356 and our business and financial condition would be materially harmed.  Furthermore, if M356 is approved by the FDA prior to a decision in the patent case, and we and Sandoz launch prior to such decision, and Teva is ultimately successful in its appeal, we and Sandoz may be liable for significant damages and Momenta’s business and financial condition would be materially harmed. In addition, we may not be able to utilize M356 cash flows to support program investments until the conclusion of the lawsuit, which would limit our ability to invest in ongoing R&D programs or require us to raise capital through equity or debt offerings.

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

Brand companies may develop improved versions of a reference brand product as part of a life cycle extension strategy, and may obtain approval of the improved version under a supplemental new drug application, for a drug, or biologics license application for a biologic. Should the brand company succeed in obtaining an approval of an improved product, it may capture a significant share of the collective reference brand product market and significantly reduce the market for the original reference brand product and thereby the potential size of the market for our generic or biosimilar products. For example, in January 2014, Teva’s three-times a week formulation of Copaxone received marketing approval by FDA. Teva’s new formulation will compete with our M356 product. In addition, the improved product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the improved product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.

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

Teva may assert existing, additional issued or pending patents, and it may claim that we are infringing those patents, including in connection with the pending review by the Supreme Court of the United States of the 2013 appellate ruling that patent claims previously asserted against us and Sandoz were invalid. We expect to continue to incur significant expenses to respond to and litigate these claims. In addition, if we are unsuccessful in litigation, or pending the outcome of litigation or while litigation is pending, a court could issue a temporary injunction or a permanent injunction preventing us from marketing and selling M356. Furthermore, we may be ordered to pay damages, potentially including treble damages, if we launch M356 prior to a decision of the patent case and are subsequently found to have willfully infringed Teva’s patent rights. Litigation concerning intellectual property and proprietary technologies is widespread and can be protracted and expensive, and can distract management and other key personnel from running our business.

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

The FDA’s practice is to rule within 180 days on Citizen Petitions that seek to prevent approval of an ANDA if the petition was filed after the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA. If, at the end of the 180-day period, the ANDA is not ready for approval or rejection, then the FDA has typically denied and dismissed the petition without acting on the petition. Teva Neuroscience, Inc. has filed several Citizen Petitions regarding M356, of which five have been denied and dismissed. However, Teva may seek to file future petitions and may also seek reversal of the denial of a Citizen Petition in federal court. Other third parties may also file Citizen Petitions requesting that the FDA adopt specific approval standards for generic or biosimilar products. If the FDA grants future Citizen Petitions, we and Sandoz may be delayed in obtaining, or potentially unable to obtain, approval of the ANDA for M356 which would materially harm our business.

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

As of March 31, 2014, we had cash, cash equivalents and marketable securities totaling $223.9 million. For the three months ended March 31, 2014, we had a net loss of $27.4 million and cash used in operating activities of $20.2 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements may vary depending on the following:

•                  the level of sales of Enoxaparin Sodium Injection;

•                  our ability to utilize M356 cash flows, in whole or in part, generated before resolution of the Copaxone patent case;

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

We expect to finance our planned operating requirements principally through our current cash, cash equivalents and marketable securities and capital raised through equity financings. We believe that these funds will be sufficient to meet our operating requirements through at least the end of 2015. We may seek additional funding in the future and intend to do so through collaborative arrangements and public or private equity and debt financings or from other sources. Any additional capital raised through the sale of equity may dilute existing investors’ percentage ownership of our common stock. Capital raised through debt financing would require us to make periodic interest payments and may impose potentially restrictive covenants on the conduct of our business. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.

If we are not able to retain our current management team or attract and retain qualified scientific, technical and business personnel, our business will suffer.

We are dependent on the members of our management team for our business success. Our employment arrangements with our executive officers are terminable by either party on short notice or no notice. We do not carry key person life insurance on the lives of any of our personnel. The loss of any of our executive officers would result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and approval of our product candidates. In addition, there is intense competition from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, for human resources, including management, in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful development and commercialization of our product candidates. Another component of retention is the intrinsic value of equity awards, including stock options. Many stock options granted to our executives and employees are now under pressure given our recent stock performance.

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

The new regulatory pathway also creates a number of additional obstacles to the approval and launch of biosimilar and interchangeable products, including:

•                  a requirement for the applicant, as a condition to using the patent exchange and clearance process, to share, in confidence, the information in its abbreviated pathway application with the brand company’s and patent owner’s counsel;

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

A significant change in the business operations of, or a change in senior executive management within, our collaboration partners or third party manufacturers could have a negative impact on our business operations.

Since many of our product candidates are developed under collaborations with third parties, we do not have sole decision making authority with respect to commercialization or development of those product candidates.  We have built relationships and work collaboratively with our third party collaborators and manufacturers to ensure the success of our development and commercialization efforts. A significant change in the senior management team, or business operations, of any of our collaboration partners or third party manufacturers could result in delayed timelines on our products.  In addition, we may have to train new teams to become familiar with our products and business,.  Any of these changes may negatively impact our business operations.

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

The stock market in general and the market prices for securities of biotechnology companies in particular have experienced extreme volatility that often has been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock has been, and is likely to continue to be, volatile. Furthermore, our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•                  failure to obtain FDA approval for the M356 ANDA or other announcements that indicated a delay in the approval of the M356 ANDA;

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

•                  a decision in favor of or against Teva or Amphastar and Actavis our patent litigation suits, or a settlement related to any case;

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

Item 6.                                 Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.REF	XBRL Taxonomy Reference Linkbase Document.

The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Unaudited, Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: May 6, 2014
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)
Date: May 6, 2014

	By:	/s/ Richard P. Shea
Richard P. Shea, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)