Form 10-Q
period 2014-06-30
MOMENTA PHARMACEUTICALS INC
filed 2014-08-04
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of July 31, 2014.

Class	Number of Shares
Common Stock $0.0001 par value	52,813,173

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$62,919	$29,766
Marketable securities	139,357	215,916
Accounts receivable	8,568	13,095
Unbilled receivables	2,535	3,413
Prepaid expenses and other current assets	2,534	3,401

Total current assets	215,913	265,591
Property and equipment, net	25,780	24,699
Restricted cash	20,719	20,719
Intangible assets, net	5,120	5,650
Other long-term assets	156	156

Total assets	$267,688	$316,815

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,985	$6,307
Accrued expenses	11,209	11,447
Deferred revenue	3,863	3,692
Other current liabilities	496	496

Total current liabilities	19,553	21,942
Deferred revenue, net of current portion	21,952	24,024
Other long-term liabilities	816	1,012

Total liabilities	42,321	46,978
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 5,000 shares authorized at June 30, 2014 and December 31, 2013, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value per share designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized at June 30, 2014 and December 31, 2013, 52,749 and 52,357 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	5	5
Additional paid-in capital	549,293	540,266
Accumulated other comprehensive income	46	25
Accumulated deficit	(323,977)	(270,459)

Total stockholders’ equity	225,367	269,837

Total liabilities and stockholders’ equity	$267,688	$316,815

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Collaboration revenues:
Product revenue	$5,690	$1,628	$10,502	$7,024
Research and development revenue	5,260	2,733	11,233	4,940
Total collaboration revenue	10,950	4,361	21,735	11,964

Operating expenses:
Research and development*	26,089	21,994	52,781	44,326
General and administrative*	11,219	11,516	22,936	21,233
Total operating expenses	37,308	33,510	75,717	65,559

Operating loss	(26,358)	(29,149)	(53,982)	(53,595)

Other income:
Interest income	140	243	340	512
Other income	62	58	124	118
Total other income	202	301	464	630

Net loss	$(26,156)	$(28,848)	$(53,518)	$(52,965)

Basic and diluted net loss per share	$(0.51)	$(0.57)	$(1.04)	$(1.04)

Weighted average shares used in computing basic and diluted net loss per share	51,466	50,746	51,411	50,690

Comprehensive loss:
Net loss	$(26,156)	$(28,848)	$(53,518)	$(52,965)
Net unrealized holding gains (losses) on available-for-sale marketable securities	37	(24)	21	(89)
Comprehensive loss	$(26,119)	$(28,872)	$(53,497)	$(53,054)

* Non-cash share-based compensation expense included in operating expenses is as follows:

Research and development	$1,701	$1,487	$3,246	$2,610
General and administrative	$1,964	$1,842	$3,870	$3,591

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(53,518)	$(52,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,637	3,591
Share-based compensation expense	7,116	6,201
Amortization of premium on investments	1,449	1,743
Amortization of intangibles	530	530
Impairment of equity investment	—	244
Changes in operating assets and liabilities:
Accounts receivable	4,527	7,712
Unbilled receivables	878	(668)
Prepaid expenses and other current assets	867	612
Accounts payable	(2,322)	(829)
Accrued expenses	(238)	(87)
Deferred revenue	(1,901)	(2,049)
Other current liabilities	—	(224)
Other long-term liabilities	(196)	(110)

Net cash used in operating activities	(39,171)	(36,299)

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,718)	(3,594)
Purchases of marketable securities	(64,284)	(152,367)
Proceeds from maturities of marketable securities	139,415	160,680
Proceeds from sales of marketable securities	—	3,822

Net cash provided by investing activities	70,413	8,541

Cash Flows from Financing Activities:
Proceeds from issuance of common stock under stock plans	1,911	1,282

Net cash provided by financing activities	1,911	1,282

Increase (decrease) in cash and cash equivalents	33,153	(26,476)
Cash and cash equivalents, beginning of period	29,766	52,990

Cash and cash equivalents, end of period	$62,919	$26,514

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

The following table presents anti-dilutive shares for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted-average anti-dilutive shares related to:
Outstanding stock options	6,538	5,152	5,359	4,840
Restricted stock awards	834	979	879	938

Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same for the three and six months ended June 30, 2014 and 2013. Anti-dilutive shares comprise the impact of the number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income. Furthermore, performance-based restricted common stock awards which vest based upon U.S. Food and Drug Administration, or FDA, approval for M356 in the United States were excluded from diluted shares outstanding as the vesting condition had not been met as of June 30, 2014.

Fair Value Measurements

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value hierarchy level is determined by the lowest level of significant input. Financial assets measured at fair value on a recurring basis are summarized as follows (in thousands):

Description	Balance as of June 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$51,062	$51,062	$—	$—
Corporate debt securities	7,000	—	7,000	—
Marketable securities:
U.S. Government-sponsored enterprise obligations	4,002	—	4,002	—
Corporate debt securities	109,184	—	109,184	—
Commercial paper obligations	10,998	—	10,998	—
Foreign government bonds	1,600	—	1,600	—
Asset-backed securities	13,574	—	13,574	—

Total	$197,420	$51,062	$146,358	$—

Description	Balance as of December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$24,841	$24,841	$—	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	22,309	—	22,309	—
Corporate debt securities	110,158	—	110,158	—
Commercial paper obligations	20,996	—	20,996	—
Foreign government bonds	26,793	—	26,793	—
Asset-backed securities	35,660	—	35,660	—

Total	$240,757	$24,841	$215,916	$—

During the six months ended June 30, 2014, there were no transfers between Level 1 and Level 2 financial assets. The Company did not have any non-recurring fair value measurements on any assets or liabilities at June 30, 2014 and December 31, 2013. The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, accounts receivable, unbilled receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

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

The Company invests its excess cash balances in short-term and long-term marketable debt securities. The Company classifies its investments in marketable debt securities as available-for-sale based on facts and circumstances present at the time it purchased the securities. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in interest income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company reviewed its investments with unrealized losses and concluded that no other-than-temporary impairment existed at June 30, 2014 as it has the ability and intent to hold these investments to maturity and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company did not record any impairment charges related to its marketable securities during the three and six months ended June 30, 2014 and 2013. There were no realized gains or losses on marketable securities for the three months ended June 30, 2014 and 2013, or the six months ended June 30, 2014. Realized gains on marketable securities for the six months ended June 30, 2013 were immaterial. The Company’s marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. The Company’s cash equivalents are primarily composed of money market funds.

The Company’s financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by its pricing services as of June 30, 2014 and December 31, 2013.

The following tables summarize the Company’s cash, cash equivalents and marketable securities at June 30, 2014 and December 31, 2013 (in thousands):

As of June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$55,919	$—	$—	$55,919
U.S. Government-sponsored enterprise obligations
Due in one year or less	—	—	—	—
Due in two years or less	4,000	2	—	4,002
Corporate debt securities
Due in one year or less	113,604	37	(9)	113,632
Due in two years or less	2,552	—	(1)	2,551
Commercial paper obligations due in one year or less	10,986	12	—	10,998
Foreign government bonds due in one year or less	1,600	—	—	1,600
Asset-backed securities due in one year or less	13,569	6	(1)	13,574

Total	$202,230	$57	$(11)	$202,276

Reported as:
Cash and cash equivalents	$62,918	$1	$—	$62,919
Marketable securities	139,312	56	(11)	139,357

Total	$202,230	$57	$(11)	$202,276

As of December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$29,766	$—	$—	$29,766
U.S. Government-sponsored enterprise obligations
Due in one year or less	11,000	3	—	11,003
Due in two years or less	11,303	3	—	11,306
Corporate debt securities
Due in one year or less	94,659	13	(14)	94,658
Due in two years or less	15,498	9	(7)	15,500
Commercial paper obligations due in one year or less	20,978	18	—	20,996
Foreign government bonds due in one year or less	26,782	13	(2)	26,793
Asset-backed securities
Due in one year or less	26,550	2	(4)	26,548
Due in two years or less	9,121	—	(9)	9,112

Total	$245,657	$61	$(36)	$245,682

Reported as:
Cash and cash equivalents	$29,766	$—	$—	$29,766
Marketable securities	215,891	61	(36)	215,916

Total	$245,657	$61	$(36)	$245,682

At June 30, 2014 and December 31, 2013, the Company held 19 and 28 marketable securities, respectively, that were in a continuous unrealized loss position for less than one year. At June 30, 2014 and December 31, 2013, no marketable securities were in a continuous unrealized loss position for greater than one year.

The unrealized losses were caused by fluctuations in interest rates. The following table summarizes the aggregate fair value of these securities at June 30, 2014 and December 31, 2013 (in thousands):

	As of June 30, 2014		As of December 31, 2013
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Corporate debt securities:
Due in one year or less	$32,173	$(9)	$38,508	$(14)
Due in two years or less	$2,551	$(1)	$11,696	$(7)
Foreign government bonds due in one year or less	$—	$—	$6,203	$(2)
Asset-backed securities:
Due in one year or less	$5,847	$(1)	$16,977	$(4)
Due in two years or less	$—	$—	$9,112	$(9)
U.S. Government-sponsored enterprise obligations due in two years or less	$—	$—	$7,303	$— *

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

The following tables summarize the changes in accumulated other comprehensive income during the three and six months ended June 30, 2014 and 2013 (in thousands):

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of March 31, 2014	$9
Other comprehensive income (loss) before reclassifications	37
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive income (loss)	37

Balance as of June 30, 2014	$46

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of January 1, 2014	$25
Other comprehensive income (loss) before reclassifications	21
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive income (loss)	21

Balance as of June 30, 2014	$46

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of March 31, 2013	$46
Other comprehensive income (loss) before reclassifications	(24)
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive income (loss)	(24)

Balance as of June 30, 2013	$22

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of January 1, 2013	$111
Other comprehensive income (loss) before reclassifications	(86)
Amounts reclassified from accumulated other comprehensive income (loss)	(3)

Net current period other comprehensive income (loss)	(89)

Balance as of June 30, 2013	$22

The amounts reclassified from accumulated other comprehensive income (loss) represents realized gains on sales of marketable securities and are included in interest income in the consolidated statements of comprehensive loss.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, which amends guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosure requirements for individually significant dispositions that do not qualify as discontinued operations. This guidance is effective prospectively for fiscal years beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption not permitted. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

3. Intangible Assets

As of June 30, 2014 and December 31, 2013, intangible assets, net of accumulated amortization, were as follows (in thousands):

		June 30, 2014		December 31, 2013
	Weighted-Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core and developed technology	10	$10,257	$(5,137)	$10,257	$(4,607)
Non-compete agreement	2	170	(170)	170	(170)

Total intangible assets	10	$10,427	$(5,307)	$10,427	$(4,777)

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets as there is no other pattern of use that is reasonably estimable. Amortization expense was approximately $0.3 million for each of the three months ended June 30, 2014 and 2013. Amortization expense was approximately $0.5 million for each of the six months ended June 30, 2014 and 2013.

The Company expects to incur amortization expense of appropriately $1.1 million per year for each of the next four years.

4. Restricted Cash

The Company designated $17.5 million as collateral for a security bond posted in the litigation against Amphastar Pharmaceuticals Inc., or Amphastar, Actavis, Inc., or Actavis (formerly Watson Pharmaceuticals Inc.), and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar), as discussed within Note 9, Commitments and Contingencies.  The $17.5 million is held in an escrow account by Hanover Insurance. The Company classified this restricted cash as long-term as the timing of a final decision in the Enoxaparin Sodium Injection patent litigation is not known.

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

In July 2010, the FDA granted marketing approval of the ANDA for Enoxaparin Sodium Injection filed by Sandoz. The Company is paid at cost for external costs incurred for development and related activities and is paid for full time equivalents, or FTEs, performing development and related services. Sandoz is obligated to pay the Company a royalty on net sales in each post-launch contract year, which for net sales up to a pre-defined sales threshold is payable at a 10% rate, and for net sales above the sales threshold increases to 12%. During the three months ended June 30, 2014 and 2013, the Company earned royalties of $5.7 million and $1.6 million, respectively, on Sandoz’s net sales of Enoxaparin Sodium Injection. During the six months ended June 30, 2014 and 2013, the Company earned royalties of $10.5 million and $7.0 million, respectively, on Sandoz’s net sales of Enoxaparin Sodium Injection.

The Company is no longer eligible to receive milestones under the 2003 Sandoz Collaboration because the remaining milestones were contingent upon there being no third-party competitors marketing an interchangeable generic version of a Lovenox-Equivalent Product.

A portion of the development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, are offset against profit-sharing amounts, royalties and milestone payments. Sandoz also may offset a portion of any product liability costs and certain other expenses arising from patent litigation against any profit-sharing amounts, royalties and milestone payments. The contractual share of these development and other expenses is subject to an annual adjustment at the end of each product year, and ends with the product year ending June 2015. The annual adjustment of $2.2 million for the product year ending June 30, 2014 was decreased by $2.1 million to reflect an adjustment to royalties earned in the product year ended June 30, 2012. The annual adjustment was $3.8 million for the product year ended June 30, 2013. Annual adjustments are recorded as a reduction in product revenue.

The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services. Under the 2003 Sandoz Collaboration, the Company recorded research and development revenue of $0.3 million and $0.6 million in the three and six months ended June 30, 2014, respectively, and $0.8 million and $1.8 million in the three and six months ended June 30, 2013, respectively.

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

Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG, an affiliate of Sandoz AG, at a per share price of $15.93 (the closing price of the Company’s common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million, which is being recognized in revenue on a straight-line basis over the estimated development period. In June 2014, the Company revised the estimate of the development period due to a change in the period over which the Company’s remaining performance obligations will occur. The impact of this change in estimate on the Company’s net loss and net loss per share for the three months ended June 30, 2014 was immaterial. The Company recognized research and development revenue relating to this paid premium of approximately $0.1 million and $0.3 million in the three months ended June 30, 2014 and 2013, respectively. The Company recognized research and development revenue relating to this paid premium of approximately $0.4 million and $0.6 million in the six months ended June 30, 2014 and 2013, respectively. The portion of the equity premium that is unearned at June 30, 2014 is included in deferred revenue in the consolidated balance sheets.

Under the 2006 Sandoz Collaboration, the Company and Sandoz AG agreed to exclusively collaborate on the development and commercialization of M356 for sale in specified regions of the world. Each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize such products for all medical indications in the relevant regions. The Company has agreed to provide development and related services which includes developing a manufacturing process to make the products, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale, and related development of intellectual property. The Company has the right to participate in a joint steering committee, which is responsible for overseeing development, legal and commercial activities and which approves the annual collaboration plan. Sandoz AG is responsible for commercialization activities and will exclusively distribute and market any products covered by the 2006 Sandoz Collaboration. The Company identified two significant deliverables in this arrangement consisting of (i) a license and (ii) the development and related services. The Company determined that the license did not meet the criteria for separation as it does not have stand-alone value apart from the development services, which are proprietary to the Company. Therefore, the Company has determined that a single unit of accounting exists with respect to the 2006 Sandoz Collaboration.

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

The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services, except with respect to any amounts due Sandoz for shared development costs, which are recorded on a net basis. Under the 2006 Sandoz Collaboration, the Company recorded research and development revenue of $0.7 million and $0.3 million in the three months ended June 30, 2014 and 2013, respectively. Under the 2006 Sandoz Collaboration, the Company recorded research and development revenue of $1.0 million and $0.5 million in the six months ended June 30, 2014 and 2013, respectively. The Company recorded a reduction in research and development revenue for shared development costs of $54,000 and $0.3 million for the three and six months ended June 30, 2014, respectively. There were no shared development costs in the three and six months ended June 30, 2013.

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

Under the terms of the Baxter Agreement, the Company received an initial cash payment of $33.0 million. The Company is eligible to receive from Baxter license payments totaling $21.0 million for the exercise of options with respect to the additional three product candidates that can be named under the Baxter Agreement, payments of $5.0 million each for extensions of the period during which such additional products may be selected, and a license payment of $7.0 million upon the achievement of pre-defined “minimum development” criteria, as defined in the agreement, for M834. The Company is also eligible to receive from Baxter an aggregate of approximately $316.0 million in potential milestone payments, comprised of (i) up to $66.0 million in substantive milestone payments upon achievement of specified technical and development milestone events across the five product candidates, and (ii) regulatory milestone payments totaling up to $250.0 million, on a sliding scale, across the five product candidates where, based on the products’ regulatory application, there is a significant reduction in the scope of the clinical trial program required for regulatory approval. Two of the technical and development milestones were time-based and the total eligible milestones have been adjusted to correspond to current development plans. There are no other time-based milestones included in the Baxter Agreement. The Company is no longer eligible to receive the following payments associated with M511: $7.0 million option payment; $14.0 million in technical and development milestone payments; and $50.0 million in regulatory milestone payments. The technical and development milestones include (i) achievement of certain criteria that will ultimately drive commercial feasibility for manufacturing the products and (ii) acceptance by the FDA of an IND or acceptance in the European Union of an equivalent application.

The Company continues to advance development of its two biosimilar products under development with Baxter toward achievement of defined milestones in 2014.

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

The Company will commence revenue recognition for each of the five units of accounting related to the products upon delivery of the related development and product license and will record this revenue on a straight-line basis over the applicable performance period during which the research and development services will be delivered. The $7.0 million license payment that would be due upon the achievement of pre-defined “minimum development” criteria for M834 will, upon achievement, be combined as a single unit of accounting with the related R&D services and will be recognized on a straight line basis over the period from the date that the option is exercised through FDA approval. The Company will recognize the revenue related to the joint steering committee deliverable over the applicable performance period during which the research and development services will be delivered. The Company has determined that the performance period for each of the combined five units of accounting consisting of the products and related research and development services, begins upon delivery of the related development and product license and ends upon FDA approval of the related product. The Company has also determined that the applicable performance period for the joint steering committee deliverable begins upon delivery of the first development and product license and ends upon the latest date of FDA approval. The Company currently estimates that the performance period for the two initial products, considering their respective stage of development, is approximately five and eight years, respectively, and the period of performance for the joint steering committee is approximately eleven years.

In 2012, the Company commenced recognition of the revenue allocated to the two initial products but not for the three additional products as those licenses have not been delivered. The Company recognized revenue relating to the amortized portion of the upfront payment of $0.7 million for each of the three months ended June 30, 2014 and 2013. The Company recognized revenue relating to the amortized portion of the upfront payment of $1.5 million and $1.4 million in the six months ended June 30, 2014 and 2013, respectively. The portion of the upfront payment that is unearned at June 30, 2014 is included in deferred revenue.

The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services. Beginning in the second quarter of 2013, the Company commenced billing to Baxter external development costs for reimbursable activities related to M923. Beginning in the second half of 2013, the Company commenced billing to Baxter FTE fees related to M923. For the three and six months ended June 30, 2014, the Company recorded research and development revenue of $3.5 million and $7.9 million, respectively, for reimbursement from Baxter for research and development services and external development costs incurred in connection with the Baxter Agreement. For the six months ended June 30, 2013, the Company recorded research and development revenue of $0.6 million for reimbursement from Baxter of external development costs incurred in connection with the Baxter Agreement.

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

The following table summarizes the license maintenance fees and royalties paid to M.I.T. and recorded in the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
License maintenance fees	$21	$21	$41	$41
Royalties	95	12	170	99

Total	$116	$33	$211	$140

The annual license maintenance obligations, which extend through the life of the patents, are approximately $0.1 million per year. The annual payments may be applied towards royalties payable to M.I.T. for that year for product sales, sublicensing of the patent rights or joint development revenue. A portion of the annual license payments was applied against cumulative royalties due for the three and six months ended June 30, 2014 and 2013.

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

6. Share-Based Payments

Incentive Award Plans

In March 2013, the Company’s Board of Directors adopted the 2013 Incentive Award Plan, or the 2013 Plan. The 2013 Plan became effective on June 11, 2013, the date the Company received shareholder approval for the plan. Also on June 11, 2013, the 2004 Stock Incentive Plan terminated except with respect to awards previously granted under that plan. No further awards will be granted under the 2004 Stock Incentive Plan.

The 2013 Plan allows for the granting of stock options (both incentive stock options and nonstatutory stock options), restricted stock, stock appreciation rights, performance awards, dividend equivalents, stock payments and restricted stock units to employees, consultants and members of the Company’s board of directors.

Incentive stock options will be granted only to employees of the Company. Incentive stock options granted to employees who own more than 10% of the total combined voting power of all classes of stock will be granted with exercise prices no less than 110% of the fair market value of the Company’s common stock on the date of grant. Incentive stock options generally vest ratably over four years. Non-statutory stock options and restricted stock awards may be granted to employees, consultants and members of the Company’s board of directors. Restricted stock awards generally vest ratably over four years. Non-statutory stock options granted have varying vesting schedules. Incentive and non-statutory stock options generally expire ten years after the date of grant. Restricted stock awards are granted only to employees of the Company.

Under the 2013 Plan, the aggregate number of shares reserved for issuance is equal to the sum of: (a) 3,300,000 shares reserved for issuance under the 2013 Plan, plus (b) one share for each share subject to a stock option that was granted through December 31, 2012 under the 2004 Stock Incentive Plan and the Amended and Restated 2002 Stock Incentive Plan (together, the “Prior Plans”) that subsequently expires, is forfeited or is settled in cash (up to a maximum of 5,386,094 shares), plus (c) 1.35 shares for each share subject to an award other than a stock option that was granted through December 31, 2012 under the Prior Plans and that subsequently expires, is forfeited, is settled in cash or repurchased (up to a maximum of 1,137,394 shares). On April 14, 2014, the compensation committee of the board of directors approved an amendment and restatement of the 2013 Plan to increase the shares of common stock available for grant under the 2013 Plan by 1,800,000 shares. The amended and restated 2013 Plan became effective on June 11, 2014, the date the Company received stockholder approval. At June 30, 2014, 3,235,777 shares were available for issuance under the 2013 Plan.

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

In 2004, the Company’s Board of Directors adopted the 2004 Employee Stock Purchase Plan, or ESPP. Since adoption of the ESPP through February 2014, an aggregate of 524,652 shares of common stock have been reserved for issuance under the ESPP. In March 2014, the board of directors approved the amendment and restatement of the ESPP to increase the shares of common stock available for grant under the ESPP by 500,000 shares. The amended and restated ESPP became effective on June 11, 2014, the date the Company received approval by its stockholders. As of June 30, 2014, 464,912 shares of common stock have been issued to the Company’s employees under the ESPP, and 559,740 shares remain available for future issuance.

Share-Based Compensation

The Company recognizes the fair value of share-based compensation in its consolidated statements of comprehensive (loss) income. Share-based compensation expense primarily relates to stock options, restricted stock and stock issued under its stock option plans and the ESPP. For stock options, the Company recognizes share-based compensation expense equal to the fair value of the stock options on a straight-line basis over the requisite service period. For time-based restricted stock awards, the Company records share-based compensation expense equal to the market value on the date of the grant on a straight-line basis over each award’s explicit service period. For performance-based restricted stock, each reporting period the Company assesses the probability that the performance condition(s) will be achieved. The Company then expenses the awards over the implicit service period based on the probability of achieving the performance conditions. The Company estimates an award’s implicit service period based on its best estimate of the period over which an award’s vesting condition(s) will be achieved. The Company reviews and evaluates these estimates on a quarterly basis and will recognize any remaining unrecognized compensation as of the date of an estimate revision over the revised remaining implicit service period. The Company issues new shares upon stock option exercises, upon the grant of restricted stock awards and under its ESPP.

Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the ESPP for the three months ended June 30, 2014 and 2013 was $3.7 million and $3.3 million, respectively. Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the ESPP for the six months ended June 30, 2014 and 2013 was $7.1 million and $6.2 million, respectively.

Share-based compensation expense related to outstanding employee stock option grants and the ESPP was $2.6 million and $2.2 million for the three months ended June 30, 2014 and 2013, respectively. Share-based compensation expense related to outstanding employee stock option grants and the ESPP was $4.9 million and $4.1 million for the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, the Company granted 1,358,297 stock options, of which 1,164,922 were granted in connection with annual merit awards, 142,000 were granted to the Company’s board of directors, and 51,375 were granted to new hires. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below. The weighted average grant date fair value of option awards granted during the three months ended June 30, 2014 and 2013 was $7.14 and $7.83 per option, respectively. The weighted average grant date fair value of option awards granted during the six months ended June 30, 2014 and 2013 was $10.63 and $7.29 per option, respectively.

The following tables summarize the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013
Expected volatility	63%	64%	67%	62%
Expected dividends	—	—	—	—
Expected life (years)	5.2	5.1	0.5	0.5
Risk-free interest rate	2.2%	1.7%	0.1%	0.1%

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Expected volatility	66%	62%	66%	64%
Expected dividends	—	—	—	—
Expected life (years)	6.1	6.0	0.5	0.5
Risk-free interest rate	2.2%	1.4%	0.1%	0.1%

At June 30, 2014, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $20.5 million, net of estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.7 years.

During the six months ended June 30, 2014, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 138,548 shares of common stock. Additionally, during the six months ended June 30, 2014, the Company issued 35,854 shares of common stock to employees under the ESPP.

Restricted Stock Awards

The Company has also made awards of time-based and performance-based restricted common stock to employees and officers. During the six months ended June 30, 2014, the Company awarded 227,394 shares of time-based restricted common stock to its officers in connection with its annual merit grant. The time-based restricted common stock fully vests over the four years following the grant date. The time-based awards are generally forfeited if the employment relationship terminates with the Company prior to vesting. Between 2011 and early 2013, the Company awarded 949,620 shares of performance-based restricted common stock to employees and officers. 50% of the shares vest upon FDA approval in the United States for M356, the Company’s second major generic program, provided that approval occurs on or before March 28, 2015. The remaining 50% of the awards vest on the one-year anniversary of approval, as long as approval occurs on or before March 28, 2015 and the employment relationship exists on the anniversary date. The Company determined that it was probable that the performance condition would be achieved and therefore is expensing the fair value of the shares over the implicit service period.

The Company recorded share-based compensation expense related to nonvested, outstanding restricted stock awards, including the performance-based shares, because the Company determined that it was probable the performance condition would be achieved, of $1.0 million and $1.1 million for the three months ended June 30, 2014 and 2013, respectively. The Company recorded share-based compensation expense related to nonvested, outstanding restricted stock awards, including the performance-based shares, because the Company determined that it was probable the performance condition would be achieved, of $2.2 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $7.7 million, which is expected to be recognized over the weighted average remaining requisite service period of 2.0 years.

A summary of the status of nonvested shares of restricted stock as of June 30, 2014 and the changes during the six months then ended are presented below (in thousands, except fair values):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	1,134	$14.41
Granted	227	17.96
Vested	(87)	13.52
Forfeited	(9)	15.19

Nonvested at June 30, 2014	1,265	$15.11

Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of June 30, 2014 are summarized below (in thousands):

Vesting Schedule	Nonvested Shares
Time-based	437
Performance-based	828

Nonvested at June 30, 2014	1,265

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

8. At-The-Market Offering

In May 2014, the Company entered into an At-The-Market Equity Offering Sales Agreement, or the Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal.

The offering will be made by the Company pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission. The proceeds from this facility will be used for general corporate purposes, including working capital. As of June 30, 2014, no shares were issued pursuant to the Sales Agreement.

9. Commitments and Contingencies

Operating Leases

The Company leases office space and equipment under various operating lease agreements.

In September 2004, the Company entered into an agreement with Vertex Pharmaceuticals, or Vertex, to lease 53,323 square feet of office and laboratory space located on the fourth and fifth floors at 675 West Kendall Street, Cambridge, Massachusetts, for an initial term of 80 months, or the West Kendall Sublease. In November 2005, the Company amended the West Kendall Sublease to lease an additional 25,131 square feet through April 2011. In April 2010, the Company exercised its right to extend the West Kendall Sublease for one additional term of 48 months, ending April 2015, or on such other earlier date as provided in accordance with the West Kendall Sublease. During the extension term, which commenced on May 1, 2011, annual rental payments increased by approximately $1.2 million over the previous annual rental rate.  See Note 10 for the subsequent event related to the West Kendall Sublease.

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

Total operating lease commitments as of June 30, 2014 are as follows (in thousands):

Operating Leases
July 1, 2014 through December 31, 2014	$5,531
2015	7,961
2016	4,364
2017	99
2018	—

Total future minimum lease payments	$17,955

Legal Contingencies

On August 28, 2008, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against the Company and Sandoz in the United States Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleged infringement related to four of the seven Orange Book-listed patents for Copaxone and sought declaratory and injunctive relief that would prohibit the launch of the Company’s product until the last to expire of these patents. The Orange Book is a publication of the FDA that identifies drug products approved on the basis of safety and effectiveness by the FDA under the Federal Food, Drug, and Cosmetic Act and includes patents that are purported by the drug application owner to protect each drug. If there is a patent listed for the branded drug in the Orange Book at the time of submission of an ANDA, or at any time before an ANDA is approved, a generic manufacturer’s ANDA must include one of four types of patent certification with respect to each listed patent. See “Part I, Item 1. Business — Regulatory and Legal Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014. The Company and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book-listed patents, as well as two additional patents, in the same patent family adjudicated in that lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book-listed patents for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against the Company and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book-listed patents and one non-Orange Book-listed patent expires on May 24, 2014 and one non-Orange Book-listed patent expires on September 1, 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz ANDA or Mylan ANDA prior to the expiration of the Orange Book-listed patents. In July 2012, the Company appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in July 2013, the CAFC issued a written opinion invalidating several of the patents, including the one patent set to expire in 2015. The other patents expired on May 24, 2014. The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. In September 2013, Teva filed a petition for rehearing of the CAFC decision, and on October 18, 2013 the CAFC denied the petition. Teva filed a petition for review by the Supreme Court of the United States in January 2014 and in March 2014 the Supreme Court granted certiorari in the case in order to review the appropriate standard for deference to district court findings related to claim construction. Briefing is expected to occur over the summer of 2014, and oral argument is scheduled for October 2014. The Supreme Court could render a decision by the end of the year or during the first half of 2015. While the Company believes the Supreme Court should affirm the CAFC decision, it could rule otherwise and, among other things, remand the case to a lower court for additional findings to determine the validity of the relevant patent claims that had previously been determined to be invalid. During the pendency of this litigation any launch of the generic Copaxone product would be a launch at risk of infringement.

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

In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC and in July 2013, the District Court granted the motion for summary judgment. The Company has filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling. The Company opposed this motion and the Court denied the motion in May 2014. The CAFC has set a briefing schedule for the parties. A hearing could be expected in late 2014 or early 2015, and a decision could be expected in the first half of 2015. The collateral for the security bond posted in the litigation remains outstanding. In the event that the Company is not successful in any appeal, and Amphastar and Actavis are able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. Amphastar has filed motions to increase the amount of the security bond, which the Company and Sandoz have opposed.

10. Subsequent Event

On July 15, 2014, the Company and Vertex entered into an agreement to extend the term of the West Kendall Sublease through April 2018, or on such other earlier date as provided in accordance with the West Kendall Sublease.  During the extension term, which will commence May 1, 2015, annual rental payments will be approximately $4.8 million.

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

As of June 30, 2014, we had an accumulated deficit of $324.0 million. To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. We have been incurring operating losses and we expect to incur annual operating losses over the next several years as we advance our drug development portfolio.  We expect that our return to profitability, if at all, will most likely come from the commercialization of the products in our drug development portfolio.  Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to related technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenue to return to profitability.

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

Our most advanced novel candidate, necuparanib (formerly M402), is in a Phase 1/2 clinical study as a potential anti-cancer agent. Necuparanib binds to multiple growth factors, adhesion molecules and chemokines to inhibit tumor angiogenesis, progression, and metastasis. We are also applying our complex systems analysis platform to identify potential improvements we can design into presently marketed complex mixture drugs. By evaluating their interaction with biologic systems, we can obtain an enhanced understanding of their function to identify biological activities we can exploit. This is the approach behind our research efforts to exploit the sialylation of intravenous immunoglobulin, or IVIg, and our program to develop a recombinant Fc version of IVIg.

Our Collaborations

In 2003, we entered into a collaboration and license agreement, or the 2003 Sandoz Collaboration, with Sandoz N.V. and Sandoz Inc. to jointly develop, manufacture and commercialize Enoxaparin Sodium Injection in the United States. Sandoz N.V. later assigned its rights in the 2003 Sandoz Collaboration to Sandoz AG, an affiliate of Novartis Pharma AG.

In 2006 and 2007, we entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement, with Novartis Pharma AG, and a collaboration and license agreement, as amended, or the Second Sandoz Collaboration Agreement, with Sandoz AG. Together, this series of agreements is referred to as the 2006 Sandoz Collaboration. Under the Second Sandoz Collaboration Agreement, we and Sandoz AG expanded the geographic markets for Enoxaparin Sodium Injection covered by the 2003 Sandoz Collaboration to include the European Union.  Further, under the Second Sandoz Collaboration Agreement, we and Sandoz AG agreed to exclusively collaborate on the development and commercialization of M356, among other products. In connection with the 2006 Sandoz Collaboration, we sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of our common stock on the NASDAQ Global Market was $13.05 on the date of purchase) for an aggregate purchase price of $75.0 million, resulting in an equity premium of $13.6 million. As of June 30, 2014, Novartis AG owns approximately 9% of our outstanding common stock.

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

Certain development and legal expenses may reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz. Any product liability costs and certain other expenses arising from patent litigation may also reduce the amount of profit-share, royalty and milestone payments paid to us by Sandoz, but only up to 50% of these amounts due to us from Sandoz each quarter. Our contractual share of these development and legal expenses is subject to an annual adjustment at the end of each product year, and ends with the product year ending June 2015. The annual adjustment of $2.2 million for the product year ending June 30, 2014 was decreased by $2.1 million to reflect an adjustment to royalties earned in the product year ended June 30, 2012. The annual adjustment was $3.8 million for the product year ended June 30, 2013. Annual adjustments are recorded as a reduction in product revenue.

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

In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC and in July 2013, the District Court granted the motion for summary judgment. We have filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling. We opposed this motion and the Court denied the motion in May 2014. The CAFC has set a briefing schedule for the parties. A hearing could be expected in late 2014 or early 2015, and a decision could be expected in the first half of 2015.

In December 2010, we sued Teva in the United States District Court for the District of Massachusetts for infringement of two of our patents related to Enoxaparin Sodium Injection. In January 2013, Teva filed a motion for summary judgment in the District Court following the decision from the CAFC in the aforementioned case and in July 2013, the District Court granted the motion for summary judgment. We have filed a notice of appeal of the decision to the CAFC, and in June 2014 filed our opening brief. We anticipate that this case will be heard in parallel with the suit against Amphastar and Actavis.

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

Under the Second Sandoz Collaboration Agreement, costs, including development costs and the costs of clinical studies, will be borne by the parties in varying proportions depending on the type of expense and the related product. For M356, we are generally responsible for all of the development costs in the United States. For M356 outside of the United States and for Enoxaparin Sodium Injection in the European Union, we share development costs in proportion to our profit sharing interest. All commercialization responsibilities will be borne by Sandoz AG worldwide as they are incurred for all products. Upon commercialization, we will earn a 50% contractual profit share on worldwide net sales of M356. Profits on net sales of M356 will be calculated by deducting from net sales the costs of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. We are reimbursed at cost for any full-time equivalent employee expenses as well as any external costs incurred in the development of products to the extent development costs are born by Sandoz AG. Sandoz AG is responsible for funding all of the legal expenses incurred under the Second Sandoz Collaboration Agreement; however a portion of certain legal expenses, including any patent infringement damages, will be offset against the profit-sharing amounts in proportion to our profit sharing interest. The parties will share profits in varying proportions, depending on the product.

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

Since 2008, Teva has filed seven Citizen Petitions with FDA requesting that FDA deny the approval of any ANDA filed for generic Copaxone. The FDA has denied five of the Citizen Petitions filed by Teva, Teva withdrew one and one is pending.  Teva filed suit against the FDA in the United States District Court for the District of Columbia in May 2014, seeking a court order granting the relief sought in the Citizen Petitions. Momenta and Sandoz intervened in the suit, and following a hearing on a motion for the preliminary injunction, the Court dismissed the case for lack of jurisdiction prior to approval of the ANDA. We anticipate Teva will continue to engage in activities that seek to challenge the approval of our M356 ANDA.

Subsequent to FDA’s acceptance of the M356 ANDA for review, in August 2008, Teva and related entities and Yeda Research and Development Co., Ltd., filed suit against us and Sandoz in the United States Federal District Court in the Southern District of New York. The suit alleged infringement related to four of the seven Orange Book-listed patents for Copaxone. The Orange Book is a publication of the FDA that identifies drug products approved on the basis of safety and effectiveness by the FDA under the Federal Food, Drug, and Cosmetic Act and includes patents that are purported by the drug application owner to protect each drug.  If there is a patent listed for the branded drug in the Orange Book at the time of submission of an ANDA, or at any time before an ANDA is approved, a generic manufacturer’s ANDA must include one of four types of patent certification with respect to each listed patent.  See “Part I, Item 1. Business — Regulatory and Legal Matters” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014.  We and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book-listed patents, as well as two additional patents, in the same patent family adjudicated in that lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book-listed patents for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against us and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book-listed patents and one non-Orange Book-listed patent expire on May 24, 2014 and one non-Orange Book-listed patent expires on September 1, 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. Section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz ANDA or Mylan ANDA prior to the expiration of the Orange Book-listed patents. In July 2012, we appealed the decision to the CAFC, and in July 2013, the CAFC issued a written opinion invalidating several of the patents, including the one patent set to expire in 2015. The other patents expired on May 24, 2014.  The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. In September 2013, Teva filed a petition for rehearing of the CAFC decision, and in October 2013 the CAFC denied the petition. Teva filed a petition for review by the Supreme Court of the United States in January 2014 and in March 2014 the Supreme Court granted certiorari in the case in order to review the appropriate standard for deference to district court findings in claim construction.  Briefing is expected to occur over the summer of 2014, and oral argument is scheduled for October 2014.  The Supreme Court could render a decision by the end of the year or during the first half of 2015.  While we believe the Supreme Court should affirm the CAFC decision, it could rule otherwise and, among other things, remand the case to a lower court for additional findings to determine the validity of the relevant patent claims that had previously been determined to be invalid. During the pendency of this litigation any launch of the generic Copaxone product would be a launch at risk of infringement. On April 18, 2014, the Supreme Court denied Teva’s request for a stay of the CAFC ruling.  Teva had sought to prohibit the introduction of an FDA-approved generic Copaxone until the Supreme Court resolution of the case.

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

We have made the decision to discontinue development efforts on our M511 program. We have reallocated a portion of the headcount and cash resources from the M511 program to a set of earlier stage biosimilar programs that will allow us to broaden our biosimilars technology base.

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

Necuparanib

Necuparanib is a novel oncology drug candidate engineered to have a broad range of effects on tumor cells. The use of heparins to treat venous thrombosis in cancer patients has generated numerous reports of antitumor activity; however, the dose of these products has been limited by their anticoagulant activity. Necuparanib, which is derived from unfractionated heparin, has been engineered to have significantly reduced anticoagulant activity while preserving the relevant antitumor properties of heparin. In June 2014, necuparanib received Orphan Drug Designation from the U.S. FDA for the treatment of pancreatic cancer. The FDA’s Orphan Drug Designation program provides orphan status to drugs and biologics intended to treat, diagnose or prevent rare diseases/disorders, defined as affecting fewer than 200,000 people in the U.S. This designation provides certain incentives, including federal grants, tax credits, and waiver of Prescription Drug User Fee Act, or PDUFA, filing fees. A product with orphan drug status also has the potential to receive a seven-year orphan drug exclusivity once approved.

Researchers have conducted a series of nonclinical experiments using different pancreatic cancer models to test the hypothesis that necuparanib can modulate tumor progression and metastasis and enhance the efficacy of gemcitabine, a first-line standard of care chemotherapy treatment for pancreatic cancer. The nonclinical results showed potent binding of necuparanib to multiple growth factors, adhesion molecules, and chemokines to inhibit tumor progression, metastasis, and angiogenesis. Additionally, the nonclinical data showed that necuparanib in combination with gemcitabine prolonged survival and substantially lowered the incidence of metastasis, suggesting that necuparanib has the potential to complement conventional chemotherapy. We believe that necuparanib’s mechanism of action, by binding to multiple heparin binding factors involved in tumor growth and metastasis, creates the potential for necuparanib to contribute to efficacy in a broad range of cancers.

In 2012, we initiated a Phase 1/2 proof-of-concept clinical study in patients with advanced metastatic pancreatic cancer. The trial consists of two parts and will evaluate the safety, potential efficacy, pharmacokinetics and pharmacodynamics of necuparanib in combination with nab-paclitaxel and gemcitabine. Part A is an open-label, multiple ascending dose escalation study. We are enrolling our seventh cohort  in Part A of the trial and we expect to report clinical data from Part A in the second half of 2014. Pending successful completion of the Part A dose escalation component of the Phase 1/2 trial, we plan to initiate Part B of the study, which will be a randomized, controlled, proof of concept study to evaluate the antitumor activity of necuparanib in combination with nab-paclitaxel and gemcitabine, compared with nab-paclitaxel and gemcitabine alone.

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

Results of Operations

Three Months Ended June 30, 2014 and 2013

Collaboration Revenue

Collaboration revenue includes product revenue and research and development revenue earned under our collaborative arrangements. Product revenue consists of profit share, royalties and commercial milestones earned from Sandoz on sales of Enoxaparin Sodium Injection following its commercial launch in July 2010.  A portion of Enoxaparin Sodium Injection development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, are offset against profit-sharing amounts, royalties and milestone payments. The contractual share of these development and other expenses is subject to an annual claw-back adjustment at the end of each product year, and ends with the product year ending June 2015. During the three months ended June 30, 2014, we earned $5.7 million in product revenue, which includes $5.8 million in royalties on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $54.2 million, offset by $2.2 million of our contractual share of development and other expenses for the product year ending June 30, 2014, and increased by $2.1 million to reflect an adjustment to royalties earned in the product year ended June 30, 2012.

During the three months ended June 30, 2013, we earned $1.6 million in product revenue, which includes $5.4 million in royalties on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $57 million less our contractual share of development and other expenses for the product year ending June 30, 2013 of $3.8 million.

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

Research and development revenue was $5.3 million and $2.7 million for the three months ended June 30, 2014 and 2013, respectively. The increase in research and development revenue of $2.6 million, or 96%, from the 2013 period to the 2014 period is due to reimbursable M923 research and development services and expenses incurred in connection with the Baxter Agreement.

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

Research and Development Expense

Research and development expense for the three months ended June 30, 2014 was $26.1 million, compared with $22.0 million for the three months ended June 30, 2013. The increase of $4.1 million, or 19%, from the 2013 period to the 2014 period resulted from increases of: $2.5 million in process development and third-party contract research costs related to our biosimilars and novel drugs programs; $1.2 million in facility related costs due to additional subleased laboratory and office space; and $0.8 million in personnel and related costs associated with our headcount growth to support our programs. These increases were offset by a $0.5 million decrease in biosimilars consulting fees.

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

The following table sets forth the primary components of our research and development external expenditures, including amortization of an intangible asset, for each of our principal development programs for the three months ended June 30, 2014 and 2013. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Research and Development Expense (in thousands)
Development Programs (Status)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Project Inception to June 30, 2014

M356 (ANDA Filed)	$233	$247	$47,616
Necuparanib (Phase 1/2)	1,359	768	20,788
Biosimilars (Development)	4,326	3,723	46,080
Discovery programs	1,252	381
Research and development internal costs	18,919	16,875

Total research and development expense	$26,089	$21,994

M356 external spend remained consistent from the 2013 period to the 2014 period due to timing of contract  manufacturing and third-party research activities. The increase of $0.6 million in necuparanib external expenditures from the 2013 period to the 2014 period was due to additional work necessary for the completion of the Part A dose escalation component of the Phase 1/2 trial. The increase of $0.6 million in biosimilars external expenditures from the 2013 period to the 2014 period was due to process development and third-party contract research costs to advance our biosimilars in development. The increase of $0.9 million in discovery program external expenditures from the 2013 period to the 2014 period was primarily due to research collaborations we entered into to support our novel drugs program.

Research and development internal costs consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation. The increase of $2.0 million from the 2013 period to the 2014 period was due to additional research and development headcount and related costs in support of our development programs.

General and Administrative

General and administrative expense for the three months ended June 30, 2014 was $11.2 million, compared to $11.5 million for the three months ended June 30, 2013. General and administrative expense decreased by $0.3 million, or 3%, from the 2013 period to the 2014 period primarily due to a decrease in professional legal fees.

Interest Income

Interest income on available-for-sale marketable securities was $0.1 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively. The decrease of $0.1 million from the 2013 period to the 2014 period was due to lower average cash and marketable securities investment balances.

Other Income

Other income was $0.1 million for each of the three months ended June 30, 2014 and 2013 and represents income recognition related to a job creation tax awarded to us in the fourth quarter of 2012.

Six Months Ended June 30, 2014 and 2013

Collaboration Revenue

During the six months ended June 30, 2014, we earned $10.5 million in product revenue, which includes $10.6 million in royalties on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $102 million, offset by $2.2 million of our contractual share of development and other expenses for the product year ending June 30, 2014, and increased by $2.1 million to reflect an adjustment to royalties earned in the product year ended June 30, 2012.

During the six months ended June 30, 2013, we earned $7.0 million in product revenue, which includes $10.8 million in royalties on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $104 million less our contractual share of development and other expenses for the product year ending June 30, 2013 of $3.8 million.

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

Research and development revenue was $11.2 million and $4.9 million for the six months ended June 30, 2014 and 2013, respectively. The increase in research and development revenue of $6.3 million, or 129%, from the 2013 period to the 2014 period is due to reimbursable M923 research and development services and expenses incurred in connection with the Baxter Agreement.

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

Research and Development Expense

Research and development expense for the six months ended June 30, 2014 was $52.8 million, compared with $44.3 million for the six months ended June 30, 2013. The increase of $8.5 million, or 19%, from the 2013 period to the 2014 period resulted from increases of:  $4.8 million in process development and third-party contract research costs primarily related to our biosimilars and novel drugs programs; $2.1 million in facility related costs due to additional subleased laboratory and office space; $1.4 million in personnel and related costs associated with our headcount growth to support our programs; $0.7 million in laboratory supplies to support our programs; and $0.6 million in share-based compensation due to additional headcount and the annual merit grant of plan-based awards. These increases were offset by a $1.2 million decrease in biosimilars consulting fees.

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

The following table sets forth the primary components of our research and development external expenditures, including amortization of an intangible asset, for each of our principal development programs for the six months ended June 30, 2014 and 2013. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Research and Development Expense (in thousands)
Development Programs (Status)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Project Inception to June 30, 2014

M356 (ANDA Filed)	$529	$876	$47,616
Necuparanib (Phase 1/2)	2,453	1,803	20,788
Biosimilars (Development)	10,140	7,257	46,080
Discovery programs	1,497	773
Research and development internal costs	38,162	33,617

Total research and development expense	$52,781	$44,326

The decrease of $0.3 million in M356 external expenditures from the 2013 period to the 2014 period was primarily due to reduced contract manufacturing and third-party research costs. The increase of $0.6 million in necuparanib external expenditures from the 2013 period to the 2014 period was due to additional work necessary for the completion of the Part A dose escalation component of the Phase 1/2 trial. The increase of $2.9 million in biosimilars external expenditures from the 2013 period to the 2014 period was due to process development and third-party contract research costs to advance our biosimilars in development. The increase of $0.7 million in discovery program external expenditures from the 2013 period to the 2014 period was primarily due to research collaborations we entered into to support our novel drugs program.

Research and development internal costs consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation. The increase of $4.5 million from the 2013 period to the 2014 period was due to additional research and development headcount and related costs in support of our development programs.

General and Administrative

General and administrative expense for the six months ended June 30, 2014 was $22.9 million, compared to $21.2 million for the six months ended June 30, 2013. General and administrative expense increased by $1.7 million, or 8%, from the 2013 period to the 2014 period due to increases of: $0.9 million in personnel and related costs associated with our headcount growth; $0.4 million in allocated facility related costs due to additional subleased laboratory and office space; and $0.4 million in share-based compensation expense principally associated with increased headcount.

Interest Income

Interest income on available-for-sale marketable securities was $0.3 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively. The decrease of $0.2 million from the 2013 period to the 2014 period was due to lower average cash and marketable securities investment balances.

Other Income

Other income was $0.1 million for each of the six months ended June 30, 2014 and 2013 and represents income recognition related to a job creation tax awarded to us in the fourth quarter of 2012.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities and payments from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, including profit share/royalty payments related to sales of Enoxaparin Sodium Injection. Since our inception, we have received $406 million through private and public issuance of equity securities. As of June 30, 2014, we had received a cumulative total of $586 million from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, a $33.0 million upfront payment and $17 million in reimbursement of research and development services and external costs under the Baxter Agreement.

From July 2010 through September 2011, our Enoxaparin Sodium Injection product was the sole generic Lovenox, and Sandoz paid us a 45% profit share of contractual net sales. During this time, we recorded $340 million in Enoxaparin Sodium Injection product revenues, making us profitable in those two fiscal years. Under the terms of our agreement with Sandoz, the October 2011 launch of an authorized generic Lovenox triggered a change in the basis of our product revenue from profit share to a hybrid profit share / royalty on Sandoz’s net sales of Enoxaparin Sodium Injection. In January 2012, the launch of a third-party competitor’s generic Lovenox product changed the basis of our product revenue from hybrid profit share / royalty to straight royalty on Sandoz’s net sales of Enoxaparin Sodium Injection. This competition and the resulting contractual changes significantly reduced product revenues and for 2013, we recorded a net loss. We have been incurring operating losses and we expect to incur annual operating losses over the next several years as we advance our drug development portfolio.  We expect that our return to profitability, if at all, will most likely come from the commercialization of the products in our drug development portfolio.

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

At June 30, 2014, we had $202.3 million in cash, cash equivalents and marketable securities and $8.6 million in accounts receivable. In addition, we also held $20.7 million in restricted cash, of which $17.5 million serves as collateral for a security bond posted in the litigation against Actavis, Amphastar and International Medical Systems, Ltd. Our funds at June 30, 2014 were primarily invested in senior debt of government-sponsored enterprises, commercial paper, asset-backed securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 24 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant market risk at June 30, 2014.

During the six months ended June 30, 2014 and 2013, our operating activities used cash of $39.2 million and $36.3 million, respectively. The cash provided by or used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.

For the six months ended June 30, 2014, our net loss adjusted for non-cash items was $40.8 million. For the six months ended June 30, 2014, non-cash items include share-based compensation of $7.1 million, depreciation and amortization of our property, equipment and intangible assets of $4.2 million and amortization of purchased premiums on our marketable securities of $1.4 million. The net change in our operating assets and liabilities provided cash of $1.6 million and resulted from: decreases in accounts receivable of $4.5 million and unbilled revenue of $0.9 million due to lower reimbursable M923 FTEs and expenses incurred in connection with the Baxter Agreement; a decrease in prepaid expenses and other current assets of $0.9 million, primarily due to lower interest receivable on lower average cash and marketable securities investment balances; a decrease in accounts payable of $2.3 million due to the payment  of third-party contract  expenses incurred for our biosimilars and M356 programs; a decrease in accrued expenses of $0.2 million consisting of a decrease in accrued compensation, as we paid 2013 employee bonuses in early 2014, and timing of M834 third-party contract expenses; a decrease in deferred revenue of $1.9 million, primarily due to the amortization of revenue related to the $33.0 million upfront payment made to us by Baxter in 2012 under our collaboration; and a decrease in other long-term liabilities of $0.2 million primarily due to the annual amortization of a job creation tax award.

For the six months ended June 30, 2013, our net loss adjusted for non-cash items was $40.7 million. For the six months ended June 30, 2013, non-cash items include share-based compensation of $6.2 million, depreciation and amortization of our property, equipment and intangible assets of $4.1 million and amortization of purchased premiums on our marketable securities of $1.7 million. In addition, the net change in our operating assets and liabilities provided cash of $4.4 million and resulted from: a decrease in accounts receivable of $7.7 million due to lower Enoxaparin Sodium Injection prices in response to aggressive competitor pricing reductions; an increase in unbilled revenue of $0.7 million, primarily due to reimbursable activities for our biosimilars program; a decrease in prepaid expenses and other current assets of $0.6 million, primarily due to the receipt of a $1.1 million job creation tax award in the first quarter offset by advance payments made to contract research organizations for our necuparanib Phase 1/2 clinical study; a decrease in accounts payable of $0.8 million primarily due to timing of legal fees and process development activities for our biosimilars program; a decrease in deferred revenue of $2.0 million, primarily due to the amortization of revenue related to the $33.0 million upfront payment made to us by Baxter in 2012 under our collaboration; a decrease in other current liabilities of $0.2 million as we straight-line rental expense related to one of our facilities; and a decrease in other long-term liabilities of $0.1 million as we recognize other income related to a job creation tax award.

During the six months ended June 30, 2014, our investing activities provided cash of $70.4 million. In the six months ended June 30, 2014, we received $139.4 million from maturities of marketable securities and we used $64.3 million of cash to purchase marketable securities. Additionally, during the six months ended June 30, 2014, we used $4.7 million of cash to purchase laboratory equipment and leasehold improvements.

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

Net cash provided by financing activities was $1.9 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively, in the form of net proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations including royalties payable to third parties and operating lease obligations.

The following table summarizes our contractual obligations and commercial commitments after giving effect to the sublease amendment entered into in July of 2014 (in thousands):

Contractual Obligations	Total	July 1, 2014 to December 31, 2014	2015 through 2016	2017 through 2018	After 2018
License maintenance obligations	$330	$—	$165	$165	$ *
License royalty obligations	300	60	120	120	*
Operating lease obligations	32,429	5,531	20,366	6,532	—

Total contractual obligations	$33,059	$5,591	$20,651	$6,817	$—

*After 2018, the annual obligations, which extend through the life of the patents, are approximately $0.1 million per year.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, we believe that interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2014, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.   Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

On August 28, 2008, Teva and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against us and Sandoz in the United States Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356. The suit alleged infringement related to four of the seven Orange Book-listed patents for Copaxone and seeks declaratory and injunctive relief that would prohibit the launch of our product until the last to expire of these patents. The Orange Book is a publication of the FDA that identifies drug products approved on the basis of safety and effectiveness by the FDA under the Federal Food, Drug, and Cosmetic Act and includes patents that are purported by the drug application owner to protect each drug.  If there is a patent listed for the branded drug in the Orange Book at the time of submission of an ANDA, or at any time before an ANDA is approved, a generic manufacturer’s ANDA must include one of four types of patent certification with respect to each listed patent.  See “Part I, Item 1. Business — Regulatory and Legal Matters” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014. We and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents, as well as two additional patents, in the same patent family adjudicated in that lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book-listed patents for Copaxone, and in October 2010, the Court consolidated the Mylan case with the case against us and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book-listed patents and one non-Orange Book-listed patent expire on May 24, 2014 and one non-Orange Book-listed patent expires on September 1, 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz ANDA or Mylan ANDA prior to the expiration of the Orange Book-listed patents. In July 2012, we appealed the decision to the CAFC, and in July 2013, the CAFC issued a written opinion invalidating several of the nine patents, including the one patent set to expire in 2015. The other patents expired on May 24, 2014.  The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. In September 2013, Teva filed a petition for rehearing of the CAFC decision, and in October 2013 the CAFC denied the petition. Teva filed a petition for review by the Supreme Court of the United States in January 2014 and in March 2014 the Supreme Court granted certiorari in the case in order to review the appropriate standard for deference to district court findings in claim construction. Briefing is expected to occur over the summer of 2014, and oral argument is scheduled for October 2014.  The Supreme Court could render a decision by the end of the year or during the first half of 2015. While we believe the Supreme Court should affirm the CAFC decision, it could rule otherwise and, among other things, remand the case a lower court for additional findings to determine the validity of the relevant patent claims that had previously been determined to be invalid.  During the pendency of this litigation any launch of the generic Copaxone product would be a launch at risk of infringement. On April 18, 2014, the Supreme Court denied Teva’s request for a stay of the CAFC ruling. Teva had sought to prohibit the introduction of an FDA-approved generic Copaxone until the Supreme Court resolution of the case.

Since 2008, Teva has filed seven Citizen Petitions with FDA requesting that FDA deny the approval of any ANDA filed for generic Copaxone. The FDA has denied five of the Citizen Petitions filed by Teva, Teva withdrew one and one is pending. Teva filed suit against the FDA in the United States District Court for the District of Columbia in May 2014, seeking a court order granting the relief sought in the Citizen Petitions. Momenta and Sandoz intervened in the suit, and following a hearing on a motion for the preliminary injunction, the Court dismissed the case for lack of jurisdiction prior to approval of the ANDA. We anticipate Teva will continue to engage in activities that seek to challenge the approval of our M356 ANDA.

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

In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC and in July 2013, the District Court granted the motion for summary judgment. We have filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling.  We opposed this motion and the Court denied the motion in May 2014.  The CAFC has set a briefing schedule for the parties. A hearing could be expected in late 2014 or early 2015, and a decision could be expected in the first half of 2015.

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

We have incurred significant losses since our inception in May 2001. At June 30, 2014, our accumulated deficit was $324.0 million. We may incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our other drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.

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

In July 2012, the United States Federal District Court in the Southern District of New York issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. See “Part II, Item 1, Legal Proceedings” above in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014. The Orange Book-listed patents and one non-Orange Book-listed patent expired on May 24, 2014, however one non-Orange Book-listed patent does not expire until September 1, 2015. In July 2012, we appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in July 2013, the CAFC issued a written opinion invalidating several of the nine patents, including the one patent set to expire in September 2015. In March 2014, the Supreme Court of the United States agreed to hear Teva’s appeal in this case.  Briefing is expected to occur over the summer of 2014, and oral argument is scheduled for October 2014.

If the CAFC decision that the claims in the patent scheduled to expire in September 2015 are invalid is reversed on appeal, the launch of M356, if approved, may not occur until September 2015, which would impair our ability to commercialize M356 and our business and financial condition would be materially harmed.  Furthermore, if M356 is approved by the FDA prior to a decision in the patent case, and we and Sandoz launch prior to such decision, and Teva is ultimately successful in its appeal, we and Sandoz may be liable for significant damages and Momenta’s business and financial condition would be materially harmed. In addition, we may not be able to utilize M356 cash flows to support program investments until the conclusion of the lawsuit, which would limit our ability to invest in ongoing R&D programs or require us to raise capital through equity or debt offerings.

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

In addition, if we are not successful in the patent case against Teva and do not succeed in obtaining injunctive relief or a declaratory judgment, we may lose additional market share for Enoxaparin Sodium Injection. Consequently, our revenue would be reduced and our business, including our near-term financial results and our ability to fund future discovery and development programs, may suffer.

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

As of June 30, 2014, we had cash, cash equivalents and marketable securities totaling $202.3 million. For the six months ended June 30, 2014, we had a net loss of $53.5 million and cash used in operating activities of $39.2 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

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

We expect to finance our planned operating requirements principally through our current cash, cash equivalents and marketable securities and capital raised through equity financings, including utilization of our At-the-Market facility. We believe that these funds will be sufficient to meet our operating requirements through at least the end of 2015. We may seek additional funding in the future and intend to do so through collaborative arrangements and public or private equity and debt financings or from other sources. Any additional capital raised through the sale of equity may dilute existing investors’ percentage ownership of our common stock. Capital raised through debt financing would require us to make periodic interest payments and may impose potentially restrictive covenants on the conduct of our business. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.

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

If our nonclinical studies and clinical trials for our development candidates, including necuparanib, are not successful, we will not be able to obtain regulatory approval for commercial sale of our novel or improved drug candidates.

To obtain regulatory approval for the commercial sale of our novel product candidates, we are required to demonstrate through nonclinical studies and clinical trials that our drug development candidates are safe and effective. Nonclinical studies and clinical trials of new development candidates are lengthy and expensive and the historical failure rate for development candidates is high.

A failure of one or more of our nonclinical studies or clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, nonclinical studies and clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize necuparanib or our other drug candidates, including:

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

The results from nonclinical studies of a development candidate may not predict the results that will be obtained in human clinical trials. If we are required by regulatory authorities to conduct additional clinical trials or other testing of necuparanib or our other product candidates that we did not anticipate, if we are unable to successfully complete our clinical trials or other tests, or if the results of these trials are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for our drug candidates or we may not be able to obtain marketing approval at all. Our product development costs will also increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products. If any of these events occur, our business will be materially harmed.

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

Item 6.                                                         Exhibits

Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit No.	Filing Date with SEC	SEC File Number
10.1	At-The-Market Equity Offering Sales Agreement, dated as of May 6, 2014, by and between Momenta Pharmaceuticals, Inc. and Stifel, Nicolaus & Company, Incorporated.	8-K	10.1	5/06/2014	000-50797
10.2	Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan (as amended and restated).	8-K	10.1	6/17/2014	000-50797
10.3	Momenta Pharmaceuticals, Inc. 2004 Employee Stock Purchase Plan (as amended and restated).	8-K	10.2	6/17/2014	000-50797
10.4	Fourth Amendment to Sublease, dated July14, 2014, by and between Vertex Pharmaceuticals Incorporated and Momenta Pharmaceuticals, Inc.	8-K	10.1	7/18/2014	000-50797
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***101.INS	XBRL Instance Document.
***101.SCH	XBRL Taxonomy Extension Schema Document.
***101.CAL	XBRL Taxonomy Calculation Linkbase Document.
***101.LAB	XBRL Taxonomy Label Linkbase Document.
***101.PRE	XBRL Taxonomy Presentation Linkbase Document.
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
***101.REF	XBRL Taxonomy Reference Linkbase Document.

*       Filed herewith.

**     Furnished herewith.

***   Submitted elecontronically herewith.

The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to Unaudited, Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: August 4, 2014
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)
Date: August 4, 2014

	By:	/s/ Richard P. Shea
Richard P. Shea, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)