Form 10-Q
period 2014-09-30
MOMENTA PHARMACEUTICALS INC
filed 2014-11-07
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of October 31, 2014.

Class	Number of Shares
Common Stock $0.0001 par value	53,050,634

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$54,876	$29,766
Marketable securities	121,581	215,916
Accounts receivable	7,649	13,095
Unbilled receivables	3,056	3,413
Prepaid expenses and other current assets	3,701	3,401

Total current assets	190,863	265,591
Property and equipment, net	24,943	24,699
Restricted cash	20,719	20,719
Intangible assets, net	4,854	5,650
Other long-term assets	156	156

Total assets	$241,535	$316,815

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,150	$6,307
Accrued expenses	11,908	11,447
Deferred revenue	3,065	3,692
Other current liabilities	492	496

Total current liabilities	18,615	21,942
Deferred revenue, net of current portion	21,863	24,024
Other long-term liabilities	701	1,012

Total liabilities	41,179	46,978
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 5,000 shares authorized at September 30, 2014 and December 31, 2013, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value per share designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized at September 30, 2014 and December 31, 2013, 52,816 and 52,357 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	5	5
Additional paid-in capital	553,409	540,266
Accumulated other comprehensive income	20	25
Accumulated deficit	(353,078)	(270,459)

Total stockholders’ equity	200,356	269,837

Total liabilities and stockholders’ equity	$241,535	$316,815

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Collaboration revenues:
Product revenue	$4,714	$4,774	$15,216	$11,798
Research and development revenue	4,622	5,977	15,855	10,918
Total collaboration revenue	9,336	10,751	31,071	22,716

Operating expenses:
Research and development*	27,508	27,435	80,289	71,771
General and administrative*	11,103	8,977	34,039	30,202
Total operating expenses	38,611	36,412	114,328	101,973

Operating loss	(29,275)	(25,661)	(83,257)	(79,257)

Other income:
Interest income	112	224	452	736
Other income	62	55	186	174
Total other income	174	279	638	910

Net loss	$(29,101)	$(25,382)	$(82,619)	$(78,347)

Basic and diluted net loss per share	$(0.56)	$(0.50)	$(1.61)	$(1.54)

Weighted average shares used in computing basic and diluted net loss per share	51,545	51,055	51,456	50,813

Comprehensive loss:
Net loss	$(29,101)	$(25,382)	$(82,619)	$(78,347)
Net unrealized holding (losses) gains on available-for-sale marketable securities	(26)	98	(5)	9
Comprehensive loss	$(29,127)	$(25,284)	$(82,624)	$(78,338)

* Non-cash share-based compensation expense included in operating expenses is as follows:

Research and development	$1,509	$1,359	$4,755	$3,969
General and administrative	$1,890	$1,796	$5,760	$5,387

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(82,619)	$(78,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	5,663	4,545
Share-based compensation expense	10,515	9,356
Amortization of premium on investments	1,855	2,627
Amortization of intangibles	796	796
Impairment of equity investment	—	244
Changes in operating assets and liabilities:
Accounts receivable	5,446	4,409
Unbilled revenue	357	(4,545)
Prepaid expenses and other current assets	(300)	302
Restricted cash	—	(748)
Accounts payable	(3,157)	2,614
Accrued expenses	461	2,133
Deferred revenue	(2,788)	(2,997)
Other current liabilities	(4)	(284)
Other long-term liabilities	(311)	(116)

Net cash used in operating activities	(64,086)	(60,011)

Cash Flows from Investing Activities:
Purchases of property and equipment	(5,907)	(6,560)
Purchases of marketable securities	(68,805)	(178,162)
Proceeds from maturities of marketable securities	161,280	220,569
Proceeds from sales of marketable securities	—	3,822

Net cash provided by investing activities	86,568	39,669

Cash Flows from Financing Activities:
Proceeds from issuance of common stock under stock plans	2,628	4,483

Net cash provided by financing activities	2,628	4,483

Increase (decrease) in cash and cash equivalents	25,110	(15,859)
Cash and cash equivalents, beginning of period	29,766	52,990

Cash and cash equivalents, end of period	$54,876	$37,131

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Business

Momenta Pharmaceuticals, Inc. (the “Company” or “Momenta”) was incorporated in the state of Delaware in May 2001 and began operations in early 2002. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company specializing in the detailed structural analysis, process engineering and biologic systems analysis of complex molecules in three product areas—complex generics, biosimilars and novel drugs. The Company presently derives all of its revenue from collaborations.

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

The following table presents anti-dilutive shares for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted-average anti-dilutive shares related to:
Outstanding stock options	6,572	4,719	5,763	4,799
Restricted stock awards	822	910	860	928

Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same for the three and nine months ended September 30, 2014 and 2013. Anti-dilutive shares comprise the impact of the number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income. Furthermore, performance-based restricted common stock awards which vest based upon U.S. Food and Drug Administration, or FDA, approval for M356 in the United States were excluded from diluted shares outstanding as the vesting condition had not been met as of September 30, 2014.

Fair Value Measurements

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value hierarchy level is determined by the lowest level of significant input. Financial assets measured at fair value on a recurring basis are summarized as follows (in thousands):

Description	Balance as of September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$51,339	$51,339	$—	$—
Corporate debt securities	27,262	—	27,262	—
Commercial paper obligation	1,350	—	1,350	—
Marketable securities:
Corporate debt securities	48,485	—	48,485	—
Commercial paper obligations	12,500	—	12,500	—
Foreign government bonds	20,187	—	20,187	—
Asset-backed securities	13,147	—	13,147	—

Total	$174,270	$51,339	$122,931	$—

Description	Balance as of December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$24,841	$24,841	$—	$—
Marketable securities:
U.S. Government-sponsored enterprise obligations	22,309	—	22,309	—
Corporate debt securities	110,158	—	110,158	—
Commercial paper obligations	20,996	—	20,996	—
Foreign government bonds	26,793	—	26,793	—
Asset-backed securities	35,660	—	35,660	—

Total	$240,757	$24,841	$215,916	$—

During the nine months ended September 30, 2014, there were no transfers between Level 1 and Level 2 financial assets. The Company did not have any non-recurring fair value measurements on any assets or liabilities at September 30, 2014 and December 31, 2013. The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, accounts receivable, unbilled receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

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

The Company invests its excess cash balances in short-term and long-term marketable debt securities. The Company classifies its investments in marketable debt securities as available-for-sale based on facts and circumstances present at the time it purchased the securities. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in interest income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company reviewed its investments with unrealized losses and concluded that no other-than-temporary impairment existed at

September 30, 2014 as it has the ability and intent to hold these investments to maturity and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company did not record any impairment charges related to its marketable securities during the three and nine months ended September 30, 2014 and 2013. There were no realized gains or losses on marketable securities for the three months ended September 30, 2014 and 2013, or the nine months ended September 30, 2014. Realized gains on marketable securities for the nine months ended September 30, 2013 were immaterial. The Company’s marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. The Company’s cash equivalents are primarily composed of money market funds.

The Company’s financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by its pricing services as of September 30, 2014 and December 31, 2013.

The following tables summarize the Company’s cash, cash equivalents and marketable securities at September 30, 2014 and December 31, 2013 (in thousands):

As of September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$53,526	$—	$—	$53,526
Corporate debt securities due in one year or less	75,752	7	(12)	75,747
Commercial paper obligations due in one year or less	13,841	9	—	13,850
Foreign government bonds due in one year or less	20,173	14	—	20,187
Asset-backed securities due in one year or less	13,145	3	(1)	13,147

Total	$176,437	$33	$(13)	$176,457

Reported as:
Cash and cash equivalents	$54,876	$—	$—	$54,876
Marketable securities	121,561	33	(13)	121,581

Total	$176,437	$33	$(13)	$176,457

As of December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$29,766	$—	$—	$29,766
U.S. Government-sponsored enterprise obligations
Due in one year or less	11,000	3	—	11,003
Due in two years or less	11,303	3	—	11,306
Corporate debt securities
Due in one year or less	94,659	13	(14)	94,658
Due in two years or less	15,498	9	(7)	15,500
Commercial paper obligations due in one year or less	20,978	18	—	20,996
Foreign government bonds due in one year or less	26,782	13	(2)	26,793
Asset-backed securities
Due in one year or less	26,550	2	(4)	26,548
Due in two years or less	9,121	—	(9)	9,112

Total	$245,657	$61	$(36)	$245,682

Reported as:
Cash and cash equivalents	$29,766	$—	$—	$29,766
Marketable securities	215,891	61	(36)	215,916

Total	$245,657	$61	$(36)	$245,682

At September 30, 2014 and December 31, 2013, the Company held 16 and 28 marketable securities, respectively, that were in a continuous unrealized loss position for less than one year. At September 30, 2014, one marketable security was in a continuous unrealized loss position for greater than one year. At December 31, 2013, no marketable securities were in a continuous unrealized loss position for greater than one year.

The unrealized losses were caused by fluctuations in interest rates. The following table summarizes the aggregate fair value of these securities at September 30, 2014 and December 31, 2013 (in thousands):

	As of September 30, 2014		As of December 31, 2013
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Corporate debt securities:
Due in one year or less	$37,416	$(12)	$38,508	$(14)
Due in two years or less	$—	$—	$11,696	$(7)
Foreign government bonds due in one year or less	$—	$—	$6,203	$(2)
Asset-backed securities:
Due in one year or less	$3,848	$(1)	$16,977	$(4)
Due in two years or less	$—	$—	$9,112	$(9)
U.S. Government-sponsored enterprise obligations due in two years or less	$—	$—	$7,303	$— *

* Less than $1,000

Income Taxes

The Company generated U.S. taxable income during the years ended December 31, 2011 and 2010, and as a result, utilized $190.9 million and $26.3 million, respectively, of its available federal net operating loss carryforwards to offset this income.

At December 31, 2013, the Company had federal and state net operating loss carryforwards of $142.1 million and $132.1 million, respectively, available to reduce future taxable income and which will expire at various dates through 2033. Of this amount, approximately $13.1 million of federal and state net operating loss carryforwards relate to stock option deductions for which the related tax benefit will be recognized in equity when realized. At December 31, 2013, the Company had federal and state research and development and other credit carryforwards of $12.8 million and $7.1 million, respectively, available to reduce future tax liabilities. The federal and state research and development credit carryforwards will expire at various dates beginning in 2024 through 2033 and 2019 through 2028, respectively. The Company completed a research and development credit study and qualified its research activities under the tax code for the tax years 2004 through 2013. Ownership changes, as defined in Tax Reform Act of 1986, in future periods may place limits on the Company’s ability to utilize its net operating loss carryforwards and tax credit carryforwards. As the Company has a full valuation allowance on its net deferred tax assets, there is no financial statement impact for any differences between the credits claimed on its tax returns versus credits substantiated as part of the study.

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

The following tables summarize the changes in accumulated other comprehensive income during the three and nine months ended September 30, 2014 and 2013 (in thousands):

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of June 30, 2014	$46
Other comprehensive income (loss) before reclassifications	(26)
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive income (loss)	(26)

Balance as of September 30, 2014	$20

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of January 1, 2014	$25
Other comprehensive income (loss) before reclassifications	(5)
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive income (loss)	(5)

Balance as of September 30, 2014	$20

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of June 30, 2013	$22
Other comprehensive income (loss) before reclassifications	98
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive income (loss)	98

Balance as of September 30, 2013	$120

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of January 1, 2013	$111
Other comprehensive income (loss) before reclassifications	12
Amounts reclassified from accumulated other comprehensive income (loss)	(3)

Net current period other comprehensive income (loss)	9

Balance as of September 30, 2013	$120

The amounts reclassified from accumulated other comprehensive income (loss) represents realized gains on sales of marketable securities and are included in interest income in the consolidated statements of comprehensive loss.

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-15, a new going concern standard, which requires management to assess, at each interim and annual reporting period, whether substantial doubt exists about a company’s ability to continue as a going concern. Substantial doubt exists if it is probable (the same threshold that is used for contingencies) that a company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued or available to be issued (assessment date). Management needs to consider known (and reasonably knowable) events and conditions at the assessment date. If management determines there is substantial doubt, it should consider whether the doubt is overcome by management’s plans. If it is probable that management’s plans can be both effectively implemented and mitigate the conditions or events that raise substantial doubt, those plans, along with the principal conditions or events that gave rise to that doubt and management’s evaluation of the significance of those conditions or events, must be disclosed. The new standard is effective for all entities for fiscal years beginning after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is evaluating the impact of the new guidance.

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

3. Intangible Assets

As of September 30, 2014 and December 31, 2013, intangible assets, net of accumulated amortization, were as follows (in thousands):

		September 30, 2014		December 31, 2013
	Weighted-Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core and developed technology	10	$10,257	$(5,403)	$10,257	$(4,607)
Non-compete agreement	2	170	(170)	170	(170)

Total intangible assets	10	$10,427	$(5,573)	$10,427	$(4,777)

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets as there is no other pattern of use that is reasonably estimable. Amortization expense was approximately $0.3 million for each of the three months ended September 30, 2014 and 2013. Amortization expense was approximately $0.8 million for each of the nine months ended September 30, 2014 and 2013.

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

5. Collaboration and License Agreements

The following tables provide amounts by year and by line item included in the Company’s consolidated statements of comprehensive (loss) income attributable to transactions arising from its collaborative arrangements, as defined in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 808, Collaborative Arrangements. The Company does not have any insignificant collaborative arrangements.

	For the Three Months Ended September 30, 2014 (in thousands)
	2003 Sandoz Collaboration	2006 Sandoz Collaboration	Baxter Agreement	Total Collaborations
Collaboration revenues:
Product revenue	$4,714	$—	$—	$4,714

Research and development revenue:
Amortization of upfront payments	—	121	767	888
Research and development services and external costs	195	944	2,595	3,734
Total research and development revenue	$195	$1,065	$3,362	$4,622

Total collaboration revenues	$4,909	$1,065	$3,362	$9,336

Operating expenses:
Research and development expense (1)	$50	$444	$3,639	$4,133
General and administrative expense (1)	$15	$84	$242	$341
Total operating expenses	$65	$528	$3,881	$4,474

	For the Three Months Ended September 30, 2013 (in thousands)
	2003 Sandoz Collaboration	2006 Sandoz Collaboration	Baxter Agreement	Total Collaborations
Collaboration revenues:
Product revenue	$4,774	$	$—	$4,774

Research and development revenue:
Amortization of upfront payments	—	244	705	949
Research and development services and external costs	606	(325)	4,747	5,028
Total research and development revenue	$606	$(81)	$5,452	$5,977

Total collaboration revenues	$5,380	$(81)	$5,452	$10,751

Operating expenses:
Research and development expense (1)	$72	$362	$7,539	$7,973
General and administrative expense (1)	$5	$—	$140	$145
Total operating expenses	$77	$362	$7,679	$8,118

	For the Nine Months Ended September 30, 2014 (in thousands)
	2003 Sandoz Collaboration	2006 Sandoz Collaboration	Baxter Agreement	Total Collaborations
Collaboration revenues:
Product revenue	$15,216	$—	$—	$15,216

Research and development revenue:
Amortization of upfront payments	—	480	2,309	2,789
Research and development services and external costs	796	1,738	10,532	13,066
Total research and development revenue	$796	$2,218	$12,841	$15,855

Total collaboration revenues	$16,012	$2,218	$12,841	$31,071

Operating expenses:
Research and development expense (1)	$134	$973	$11,868	$12,975
General and administrative expense (1)	$110	$315	$399	$824
Total operating expenses	$244	$1,288	$12,267	$13,799

	For the Nine Months Ended September 30, 2013 (in thousands)
	2003 Sandoz Collaboration	2006 Sandoz Collaboration	Baxter Agreement	Total Collaborations
Collaboration revenues:
Product revenue	$11,798	$—	$—	$11,798

Research and development revenue:
Amortization of upfront payments	—	884	2,115	2,999
Research and development services and external costs	2,411	135	5,373	7,919
Total research and development revenue	$2,411	$1,019	$7,488	$10,918

Total collaboration revenues	$14,209	$1,019	$7,488	$22,716

Operating expenses:
Research and development expense (1)	$571	$1,238	$12,924	$14,733
General and administrative expense (1)	$—	$131	$370	$501
Total operating expenses	$571	$1,369	$13,294	$15,234

(1)         The amounts represent external expenditures, including amortization of an intangible asset, and exclude salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies, as these costs are not directly charged to programs.

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

In July 2010, the FDA granted marketing approval of the ANDA for Enoxaparin Sodium Injection filed by Sandoz. The Company is paid at cost for external costs incurred for development and related activities and is paid for full time equivalents, or FTEs, performing development and related services. Sandoz is obligated to pay the Company a royalty on net sales in each post-launch contract year, which for net sales up to a pre-defined sales threshold is payable at a 10% rate, and for net sales above the sales threshold increases to 12%. See “Product revenue” in the tables above for royalties earned by the Company on Sandoz’s net sales of Enoxaparin Sodium Injection.

The Company is no longer eligible to receive milestones under the 2003 Sandoz Collaboration because the remaining milestones were contingent upon there being no third-party competitors marketing an interchangeable generic version of a Lovenox-Equivalent Product.

A portion of the development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, are offset against profit-sharing amounts, royalties and milestone payments. Sandoz also may offset a portion of any product liability costs and certain other expenses arising from patent litigation against any profit-sharing amounts, royalties and milestone payments. The contractual share of these development and other expenses is subject to an annual adjustment at the end of each product year, and ends with the product year ending June 2015. Annual adjustments are recorded as a reduction in product revenue in the second quarter of the Company’s fiscal year. The annual adjustment of $2.2 million for the product year ending June 30, 2014 was decreased by $2.1 million to reflect an adjustment to royalties earned in the product year ended June 30, 2012. The annual adjustment was $3.8 million for the product year ended June 30, 2013.

The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services. See tables above for research and development revenue earned by the Company under the 2003 Sandoz Collaboration.

2006 Sandoz Collaboration

In July 2006, the Company entered into a Stock Purchase Agreement and an Investor Rights Agreement with Novartis Pharma AG, an affiliate of Sandoz AG, and in June 2007, the Company and Sandoz AG executed a collaboration and license agreement, as amended, or the Second Sandoz Collaboration Agreement, related to the development and commercialization of M356, which is designed to be a generic version of Copaxone® (glatiramer acetate injection). Together, this series of agreements is referred to as the “2006 Sandoz Collaboration.”

Pursuant to the terms of the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of the Company’s common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million, which is being recognized in revenue on a straight-line basis over the estimated development period. In September 2014, the Company revised the estimate of the development period due to a change in the period over which the Company’s remaining performance obligations will occur. The impact of this change in estimate on the Company’s net loss and net loss per share for the three months ended September 30, 2014 was immaterial. See “Amortization of upfront payments” in the tables above for research and development revenue earned by the Company relating to this paid premium. The equity premium has been earned as of September 30, 2014.

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

The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services, except with respect to any amounts due Sandoz for shared development costs, which are recorded on a net basis. See “Research and development services and external costs” in the tables above for research and development revenue earned by the Company from FTE services and external development costs under the 2006 Sandoz Collaboration.

Baxter Agreement

In December 2011, the Company entered into a global collaboration and license agreement with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA (collectively, “Baxter”) to develop and commercialize biosimilar product candidates. The Company refers to this agreement as the “Baxter Agreement.” The Baxter Agreement became effective in February 2012.

Under the Baxter Agreement, the Company agreed to collaborate, on a world-wide basis, on the development and commercialization of two biosimilar products, M923 and M834, both indicated in the inflammatory and autoimmune therapeutic areas, referred to as the initial products. M923 is a biosimilar product candidate for HUMIRA® (adalimumab). In addition to M923 and M834, both parties are evaluating additional products for biosimilar development under the Agreement. Baxter has the right, until February 2015, to select up to three additional biosimilars to be included in the collaboration.

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

•                  For an initial and additional product, if the Company either (a) submits an Investigational New Drug application, or IND, to the FDA or equivalent application in the European Union, and application is subsequently accepted by the regulatory authority, or (b) is not required to file an IND, either referred to as the “Transition Period,” the Company will earn a milestone payment.

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

In addition, the Company has agreed, for a period commencing six months following the effective date and ending on the earlier of (i) three years from the effective date of the Baxter Agreement (subject to certain limited time extensions as provided for in the Baxter Agreement) or

(ii) Baxter’s selection of the three additional products, to notify Baxter of bona fide offers from third parties to develop or commercialize a biosimilar that could be an additional product candidate under the Baxter Agreement. Following such notification, if Baxter does not select such proposed product or products for inclusion in the collaboration, the Company has the right to develop, manufacture, and commercialize such product or products on its own or with a third party. The Company also agreed to provide Baxter with a right of first negotiation with respect to collaborating in the development of a competing product for a period of three years following the effectiveness of an IND exemption or waiver or regulatory authority authorization to dose humans, subject to certain restrictions as outlined in the Baxter Agreement. Following the third anniversary of the effective date of the Baxter Agreement (subject to certain limited time extensions as provided for in the Baxter Agreement), the Company may develop, on its own or with a third party, any biosimilar product not named under the Baxter Agreement, subject to certain restrictions.

Under the terms of the Baxter Agreement, the Company received an initial cash payment of $33.0 million. The Company is eligible to receive from Baxter license payments totaling $21.0 million for the exercise of options with respect to the additional three product candidates that can be named under the Baxter Agreement, payments of $5.0 million each for extensions of the period during which such additional products may be selected, and a $7.0 million license payment for M834 upon the achievement of pre-defined “minimum development” criteria, as defined in the agreement. The Company is also eligible to receive from Baxter an aggregate of approximately $316.0 million in potential milestone payments, comprised of (i) up to $66.0 million in substantive milestone payments upon achievement of specified technical and development milestone events across the five product candidates, and (ii) regulatory milestone payments totaling up to $250.0 million, on a sliding scale, across the five product candidates where, based on the products’ regulatory application, there is a significant reduction in the scope of the clinical trial program required for regulatory approval. Two of the technical and development milestones were time-based and the total eligible milestones have been adjusted to correspond to current development plans. There are no other time-based milestones included in the Baxter Agreement. The technical and development milestones include (i) achievement of certain criteria that will ultimately drive commercial feasibility for manufacturing the products and (ii) acceptance by the FDA of an IND or acceptance in the European Union of an equivalent application.

The Company continues to advance development of its two biosimilar products under development with Baxter. In October 2014, the Company achieved pre-defined “minimum development” criteria for M834 and earned (and collected from Baxter) the $7.0 million license payment in the fourth quarter of 2014. Also in October 2014, Baxter submitted a clinical trial application for M923 to support the initiation of a Phase 1 clinical trial in the European Union. Acceptance of the clinical trial application triggers technical and development milestone payments totaling $12.0 million.

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

In accordance with FASB’s ASU No. 2009-13: Multiple-Deliverable Revenue Arrangements (Topic 615), the Company identified all of the deliverables at the inception of the Baxter Agreement. The deliverables were determined to include (i) the development and product licenses to the two initial biosimilars and the four additional biosimilars, (ii) the research and development services related to the two initial biosimilars and the four additional biosimilars and (iii) the Company’s participation in a joint steering committee. The Company has determined that each of the license deliverables do not have stand-alone value apart from the related research and development services deliverables as there are no other vendors selling similar, competing products on a stand-alone basis, Baxter does not have the contractual right to resell the license, and Baxter is unable to use the license for its intended purpose without the Company’s performance of research and development services. As such, the Company determined that separate units of accounting exist for each of the six licenses together with the related research and development services, as well as the joint steering committee with respect to this arrangement. The estimated selling prices for these units of accounting were determined based on similar license arrangements and the nature of the research and development services to be performed for Baxter and market rates for similar services. At the inception of the Baxter Agreement, the arrangement consideration of $61.0 million, which included the $33.0 million upfront payment and aggregate option payments for the four additional biosimilars of $28.0 million, was allocated to the units of accounting based on the relative selling price method. Of the $61.0 million, $10.3 million was allocated to the first initial product license together with the related research and development services, $10.3 million to each of the four additional product licenses with the related research and development services, $9.4 million has been allocated to the second initial product license together with the related research and development services due to that product’s stage of development at the time the license was delivered, and $114,000 was allocated to the joint steering committee unit of accounting. In December 2013, Baxter terminated its option to license M511, a named product under the Baxter Agreement. Accordingly, the expected consideration to be received under the arrangement has been reduced by $7.0 million (M511 option payment) and there is now one less deliverable. The Company determined that the change in expected consideration to be received under the arrangement represents a change in estimate and, as a result, the Company reallocated the revised expected consideration of $54.0 million to the remaining deliverables under the agreement using the original best estimate of selling price. The Company will recognize the resulting change in revenue on a prospective basis. Of the $54.0 million, $11.0 million was allocated to the first initial product license together with the related research and development services, $11.0 million to each of the three additional product licenses with the related research and development services, $10.0 million has been allocated to the second initial product license together with the related research and development services due to that product’s stage of development at the time the license was delivered, and $122,000 was allocated to the joint steering committee unit of accounting.

The Company will commence revenue recognition for each of the five units of accounting related to the products upon delivery of the related development and product license and will record this revenue on a straight-line basis over the applicable performance period during which the research and development services will be delivered. The $7.0 million license payment for M834 will be combined with the $10.0 million consideration previously allocated to that product and will be recognized on a straight line basis over the period research and development services will be provided. The Company will recognize the revenue related to the joint steering committee deliverable over the applicable performance period during which the research and development services will be delivered. The Company has determined that the performance period for each of the combined five units of accounting consisting of the products and related research and development services, begins upon delivery of the related development and product license and ends upon FDA approval of the related product. The Company has also determined that the applicable performance period for the joint steering committee deliverable begins upon delivery of the first development and product license and ends upon the latest date of FDA approval. The Company currently estimates that the performance period for the two initial products, considering their respective stage of development, is approximately five and eight years, respectively, and the period of performance for the joint steering committee is approximately eleven years.

In 2012, the Company commenced recognition of the revenue allocated to the two initial products but not for the three additional products as those licenses have not been delivered. The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services. Beginning in the second quarter of 2013, the Company commenced billing to Baxter external development costs for reimbursable activities related to M923. Beginning in the second half of 2013, the Company commenced billing to Baxter FTE fees related to M923. See tables above for research and development revenue earned by the Company under the Baxter Agreement. The portion of the upfront payment that is unearned at September 30, 2014 is included in deferred revenue.

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

The following table summarizes the license maintenance fees and royalties paid to M.I.T. and recorded in the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
License maintenance fees	$22	$21	$63	$62
Royalties	71	75	241	174

Total	$93	$96	$304	$236

The annual license maintenance obligations, which extend through the life of the patents, are approximately $0.1 million per year. The annual payments may be applied towards royalties payable to M.I.T. for that year for product sales, sublicensing of the patent rights or joint development revenue. A portion of the annual license payments was applied against cumulative royalties due for the three and nine months ended September 30, 2014 and 2013.

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

The Company previously had an exclusive patent license agreement dated October 31, 2002 with M.I.T. granting the Company various licenses under certain patents solely related to the commercial sale or leasing of sequencing machines, including the performance of sequencing services. The Company terminated that agreement in January 2013. Nothing in the notice of termination impacts the agreement between the Company and M.I.T. dated November 1, 2002.

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

Under the 2013 Plan, the aggregate number of shares reserved for issuance is equal to the sum of: (a) 3,300,000 shares reserved for issuance under the 2013 Plan, plus (b) one share for each share subject to a stock option that was granted through December 31, 2012 under the 2004 Stock Incentive Plan and the Amended and Restated 2002 Stock Incentive Plan (together, the “Prior Plans”) that subsequently expires, is forfeited or is settled in cash (up to a maximum of 5,386,094 shares), plus (c) 1.35 shares for each share subject to an award other than a stock option that was granted through December 31, 2012 under the Prior Plans and that subsequently expires, is forfeited, is settled in cash or repurchased (up to a maximum of 1,137,394 shares). On April 14, 2014, the compensation committee of the board of directors approved an amendment and restatement of the 2013 Plan to increase the shares of common stock available for grant under the 2013 Plan by 1,800,000 shares. The amended and restated 2013 Plan became effective on June 11, 2014, the date the Company received stockholder approval. At September 30, 2014, 3,301,068 shares were available for issuance under the 2013 Plan.

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

In 2004, the Company’s Board of Directors adopted the 2004 Employee Stock Purchase Plan, or ESPP. Since adoption of the ESPP through February 2014, an aggregate of 524,652 shares of common stock have been reserved for issuance under the ESPP. In March 2014, the board of directors approved the amendment and restatement of the ESPP to increase the shares of common stock available for grant under the ESPP by 500,000 shares. The amended and restated ESPP became effective on June 11, 2014, the date the Company received approval by its stockholders. As of September 30, 2014, 527,968 shares of common stock have been issued to the Company’s employees under the ESPP, and 496,684 shares remain available for future issuance.

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

Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the ESPP for the three months ended September 30, 2014 and 2013 was $3.4 million and $3.2 million, respectively. Total compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the ESPP for the nine months ended September 30, 2014 and 2013 was $10.5 million and $9.4 million, respectively.

Share-based compensation expense related to outstanding employee stock option grants and the ESPP was $2.6 million and $2.2 million for the three months ended September 30, 2014 and 2013, respectively. Share-based compensation expense related to outstanding employee stock option grants and the ESPP was $7.5 million and $6.2 million for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, the Company granted 1,363,172 stock options, of which 1,164,922 were granted in connection with annual merit awards, 142,000 were granted to the Company’s board of directors, and 56,250 were granted to new hires. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below. The weighted average grant date fair value of option awards granted during the three months ended September 30, 2014 and 2013 was $6.90 per option and $9.52 per option, respectively. The weighted average grant date fair value of option awards granted during the nine months ended September 30, 2014 and 2013 was $10.62 per option and $7.33 per option, respectively.

The following tables summarize the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013
Expected volatility	61%	65%	63%	63%
Expected dividends	—	—	—	—
Expected life (years)	6.3	6.2	0.5	0.5
Risk-free interest rate	2.2%	2.2%	0.1%	0.1%

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Expected volatility	66%	62%	63%	64%
Expected dividends	—	—	—	—
Expected life (years)	6.1	6.0	0.5	0.5
Risk-free interest rate	2.2%	1.4%	0.1%	0.1%

At September 30, 2014, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $18.1 million, net of estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.5 years.

During the nine months ended September 30, 2014, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 155,944 shares of common stock. Additionally, during the nine months ended September 30, 2014, the Company issued 98,910 shares of common stock to employees under the ESPP.

Restricted Stock Awards

The Company has also made awards of time-based and performance-based restricted common stock to employees and officers. During the nine months ended September 30, 2014, the Company awarded 227,394 shares of time-based restricted common stock to its officers in connection with its annual merit grant. The time-based restricted common stock fully vests over the four years following the grant date. The time-based awards are generally forfeited if the employment relationship terminates with the Company prior to vesting. Between 2011 and early 2013, the Company awarded 949,620 shares of performance-based restricted common stock to employees and officers. 50% of the shares vest upon FDA approval in the United States for M356, the Company’s second major generic program, provided that approval occurs on or before March 28, 2015. The remaining 50% of the awards vest on the one-year anniversary of approval, as long as approval occurs on or before March 28, 2015 and the employment relationship exists on the anniversary date. Each quarter the Company evaluates its estimate of the implicit service period over which the fair value of the awards will be recognized and expensed. The Company determined that it was probable that the performance condition would be achieved and therefore is expensing the fair value of the shares over the implicit service period.  In September 2014, the Company revised its estimate of the implicit service period and the impact of this change in estimate on the Company’s net loss and net loss per share for the three months ended September 30, 2014 was immaterial.

The Company recorded share-based compensation expense related to nonvested, outstanding restricted stock awards, including the performance-based shares, because the Company determined that it was probable the performance condition would be achieved, of $0.8 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively. The Company recorded share-based compensation expense related to nonvested, outstanding restricted stock awards, including the performance-based shares, because the Company determined that it was probable the performance condition would be achieved, of $3.0 million for each of the nine months ended September 30, 2014 and 2013. As of September 30, 2014, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $6.8 million, which is expected to be recognized over the weighted average remaining requisite service period of 1.6 years.

A summary of the status of nonvested shares of restricted stock as of September 30, 2014 and the changes during the nine months then ended are presented below (in thousands, except fair values):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	1,134	$14.41
Granted	227	17.96
Vested	(113)	13.57
Forfeited	(23)	14.78

Nonvested at September 30, 2014	1,225	$15.14

Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of September 30, 2014 are summarized below (in thousands):

Vesting Schedule	Nonvested Shares
Time-based	411
Performance-based	814

Nonvested at September 30, 2014	1,225

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

8. At-The-Market Offering

In May 2014, the Company entered into an At-The-Market Equity Offering Sales Agreement, or the Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which the Company is authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal.

The offering is being conducted by the Company pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission. The proceeds from this facility will be used to advance our development pipeline and for general corporate purposes, including working capital. As of September 30, 2014, no shares were issued pursuant to the Sales Agreement.

9. Commitments and Contingencies

Operating Leases

The Company leases office space and equipment under various operating lease agreements.

In September 2004, the Company entered into an agreement with Vertex Pharmaceuticals, or Vertex, to lease 53,323 square feet of office and laboratory space located on the fourth and fifth floors at 675 West Kendall Street, Cambridge, Massachusetts, for an initial term of 80 months, or the West Kendall Sublease. In November 2005, the Company amended the West Kendall Sublease to lease an additional 25,131 square feet through April 2011. In April 2010, the Company exercised its right to extend the West Kendall Sublease for one additional term of 48 months, ending April 2015, or on such other earlier date as provided in accordance with the West Kendall Sublease. During the extension term, which commenced on May 1, 2011, annual rental payments increased by approximately $1.2 million over the previous annual rental rate. On July 15, 2014, the Company and Vertex entered into an agreement to extend the term of the West Kendall Sublease through April 2018, or such other earlier date as provided in accordance with the West Kendall Sublease.  During the extension term, which will commence May 1, 2015, annual rental payments will be approximately $4.8 million.

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

Total operating lease commitments as of September 30, 2014 are as follows (in thousands):

Operating Leases
October 1, 2014 through December 31, 2014	$2,774
2015	11,177
2016	9,189
2017	4,924
2018	1,608

Total future minimum lease payments	$29,672

Legal Contingencies

The Company is involved in various litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows. The Company’s general practice is to expense legal fees as services are rendered in connection with legal matters, and to accrue for liabilities when losses are probable and reasonably estimable. The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of any accrual on its consolidated balance sheets.

On August 28, 2008, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against the Company and Sandoz in the United States Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for a 20 mg/mL formulation of M356. The suit alleged infringement related to four of the seven Orange Book-listed patents for Copaxone and sought declaratory and injunctive relief that would prohibit the launch of the Company’s product until the last to expire of these patents. The Orange Book is a publication of the FDA that identifies drug products approved on the basis of safety and effectiveness by the FDA under the Federal Food, Drug, and Cosmetic Act and includes patents that are purported by the drug application owner to protect each drug. If there is a patent listed for the branded drug in the Orange Book at the time of submission of an ANDA, or at any time before an ANDA is approved, a generic manufacturer’s ANDA must include one of four types of patent certification with respect to each listed patent. See “Part I, Item 1. Business — Regulatory and Legal Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014. The Company and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book-listed patents, as well as two additional patents, in the same patent family adjudicated in that lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book-listed patents for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against the Company and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book-listed patents and one non-Orange Book-listed patent expires on May 24, 2014 and one non-Orange Book-listed patent expires on September 1, 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz ANDA or Mylan ANDA prior to the expiration of the Orange Book-listed patents. In July 2012, the Company appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in July 2013, the CAFC issued a written opinion invalidating several of the patents, including the one patent set to expire in 2015. The other patents expired on May 24, 2014. The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. In September 2013, Teva filed a petition for rehearing of the CAFC decision, and on October 18, 2013 the CAFC denied the petition. Teva filed a petition for review by the Supreme Court of the United States in January 2014 and in March 2014 the Supreme Court granted certiorari in the case in order to review the appropriate standard for deference to district court findings related to claim construction. Briefing was completed in September 2014, and oral argument was held in October 2014. The Supreme Court could render a decision by the end of the year or during the first half of 2015. While the Company believes the Supreme Court should affirm the CAFC decision, it could rule otherwise and, among other things, remand the case to a lower court for additional findings to determine the validity of the relevant patent claims that had previously been determined to be invalid. During the pendency of this litigation any launch of the generic Copaxone product would be a launch at risk of infringement.

On September 10, 2014, Teva and Yeda filed suit against the Company and Sandoz in the United States Federal District Court in the District of Delaware in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for a 40 mg/mL formulation of M356. The suit alleges infringement related to two Orange Book-listed patents for 40 mg/mL Copaxone, each expiring in 2030, and seeks declaratory and injunctive relief prohibiting the launch of the Company’s product until the last to expire of these patents. The Company and Sandoz have asserted various defenses and filed counterclaims for declaratory judgments of non-infringement, invalidatity and unenforceability of both patents.

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

In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC and in July 2013, the District Court granted the motion for summary judgment. The Company has filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling. The Company opposed this motion and the Court denied the motion in May 2014. The CAFC has set a briefing schedule which ends in November 2014. A hearing could be expected in late 2014 or the first half of 2015, and a decision could be expected in 2015. The collateral for the security bond posted in the litigation remains outstanding. In the event that the Company is not successful in any appeal, and Amphastar and Actavis are able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. Amphastar has filed motions to increase the amount of the security bond, which the Company and Sandoz have opposed.

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

Business Overview

The Company

We are a biotechnology company operating in three product areas: Complex Generics, Biosimilars and Novel Drugs. Our approach is built around a complex systems analysis platform that we use to obtain a detailed understanding of complex chemical and biologic systems, design product candidates based on this knowledge, analyze sets of biological data to evaluate the biological function of our products, and develop manufacturing processes that enable our products to be reliably produced. Our first commercial product, developed in collaboration with Sandoz, Enoxaparin Sodium Injection, a generic version of Lovenox®, was approved in July of 2010, validating our development approach as well as the commercial value of our platform. In the period from commercial launch through September 2011, we capitalized on the advantage of having the only generic version of Lovenox in the marketplace and recognized over $340 million in revenue from this product.

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

As of September 30, 2014, we had an accumulated deficit of approximately $353 million. To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. We have been incurring operating losses and we expect to incur annual operating losses over the next several years as we advance our drug development portfolio. We expect that our return to profitability, if at all, will most likely come from the commercialization of the products in our drug development portfolio. Additionally, we plan to continue to evaluate possible acquisitions or licensing of rights to related technologies, products or assets that fit within our growth strategy. Accordingly, we will need to generate significant revenue to return to profitability.

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

Our second complex generic product candidate, M356, is designed to be a once-daily 20 mg/mL generic version of Copaxone® (glatiramer acetate injection), a complex drug consisting of a synthetic mixture of polypeptide chains. Copaxone is indicated for treatment of patients with relapsing-remitting multiple sclerosis, or RRMS, a chronic disease of the central nervous system characterized by inflammation and neurodegeneration. We are also collaborating with Sandoz to develop and commercialize a three-times-a-week 40 mg/mL generic Copaxone, and the Sandoz ANDAs for both formulations are currently under FDA review.

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

Biosimilars

Our second product area is biosimilars, which is targeted toward developing biosimilar versions of marketed therapeutic proteins, with a goal of obtaining FDA designation as interchangeable. In March 2010, an abbreviated regulatory process was codified in Section 351(k) of the Patient Protection and Affordable Care Act of 2010. This new pathway opened the market for biosimilar and interchangeable versions of a broad array of biologic therapeutics, including antibodies, cytokines, fusion proteins, hormones and blood factors. By 2015, sales of biosimilars are expected to reach between $1.9 billion to $2.6 billion. For biosimilars, we seek to better understand the complex systems within cells that are involved in the assembly of proteins. This knowledge enables us to select the appropriate cell line and to manipulate the cell’s outputs using novel control strategies during the manufacturing with the goal of producing a biologic with structural similarity to the brand. Nevertheless, because of the complexity and variability of biologic manufacturing systems, it is important to evaluate whether any small differences between the biosimilar and the brand would be related to potential clinical differences. To minimize this residual uncertainty, we evaluate orthogonal sets of both structural and biologic data (biocharacterization) from in-vitro, in-vivo and ex-vivo models to compare the function of the brand product and our product. We believe that our complex systems analysis approaches, including these characterization methods, can significantly reduce residual uncertainty and may enable a relative reduction or even elimination of certain clinical trial requirements.

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

In December 2011, we and Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, collectively, Baxter, entered into a global collaboration and license agreement, or the Baxter Agreement. The Baxter Agreement became effective in February 2012. Baxter is an established healthcare company with global product development, manufacturing and commercial capabilities.

Under the Baxter Agreement, we and Baxter agreed to collaborate, on a world-wide basis, on the development and commercialization of two biosimilar product candidates, which are:

•                  Our most advanced biosimilar M923 is a biosimilar for HUMIRA® (adalimumab), a product indicated for certain autoimmune and inflammatory diseases. In October 2014, Baxter submitted a clinical trial application to support the initiation of a Phase 1 clinical trial in the European Union. Acceptance of the clinical trial application triggers two development milestones under the Baxter Agreement for an aggregate payment of $12.0 million.

•                  M834, a biosimilar also indicated for certain autoimmune and inflammatory diseases. In October 2014, we achieved a pre-defined “minimum development criteria” milestone under the Baxter Agreement and earned (and collected from Baxter) a $7.0 million license payment.

In addition to collaborating with Baxter to develop and commercialize biosimilars, we are also investing in a set of early stage biosimilar programs in order to allow us to broaden our future biosimilar product portfolio and technology base.

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

Our most advanced novel candidate, necuparanib (formerly M402), is being evaluated in a Phase 1/2 clinical study as a potential anti-cancer agent. In preclinical models, necuparanib binds to multiple growth factors, adhesion molecules and chemokines to inhibit tumor angiogenesis, progression, and metastasis. In October 2014, we completed Part A of the study, determined the dose to take forward into Part B, and released initial safety and efficacy data from Part A.

We are also applying our complex systems analysis platform to identify potential improvements we can design into presently marketed complex mixture drugs. By evaluating their interaction with biologic systems, we can obtain an enhanced understanding of their function to identify biological activities we can exploit. This is the approach behind our novel drug research efforts to exploit the sialylation of intravenous immunoglobulin, or IVIg, and to identify drug candidates that target autoantibodies and immune complexes that drive many autoimmune diseases.

Our Collaborations

In 2003, we entered into a collaboration and license agreement, or the 2003 Sandoz Collaboration, with Sandoz N.V. and Sandoz Inc. to jointly develop, manufacture and commercialize Enoxaparin Sodium Injection in the United States. Sandoz N.V. later assigned its rights in the 2003 Sandoz Collaboration to Sandoz AG, an affiliate of Novartis Pharma AG.

In 2006 and 2007, we entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement, with Novartis Pharma AG, and a collaboration and license agreement, as amended, or the Second Sandoz Collaboration Agreement, with Sandoz AG. Together, this series of agreements is referred to as the 2006 Sandoz Collaboration. Under the Second Sandoz Collaboration Agreement, we and Sandoz AG expanded the geographic markets for Enoxaparin Sodium Injection covered by the 2003 Sandoz Collaboration to include the European Union.  Further, under the Second Sandoz Collaboration Agreement, we and Sandoz AG agreed to exclusively collaborate on the development and commercialization of M356, among other products. In connection with the 2006 Sandoz Collaboration, we sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of our common stock on the NASDAQ Global Market was $13.05 on the date of purchase) for an aggregate purchase price of $75.0 million, resulting in an equity premium of $13.6 million. As of September 30, 2014, Novartis AG owns approximately 9% of our outstanding common stock.

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

In December 2011, we and Baxter entered into the Baxter Agreement under which we agreed to collaborate, on a world-wide basis, on the development and commercialization of biosimilars. The Baxter Agreement became effective in February 2012. To accelerate efforts in the biosimilars space and address this growing global market, we significantly increased the headcount and related operating expenses dedicated to our biosimilars program in 2012 and 2013. We expect that any increase in operating expenses in future years will be partially offset in those years by revenues from option fees and milestone payments under the Baxter Agreement, subject to achievement of technical and regulatory criteria. Under the Baxter Agreement, we and Baxter are collaborating on the development and commercialization of M923, a biosimilar for HUMIRA®, and M834, a biosimilar indicated for certain autoimmune and inflammatory diseases. Baxter has the right, until February 2015, to select up to three additional biosimilars to be included in the collaboration.

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

Our Portfolio

Complex Generics

Enoxaparin Sodium Injection—Generic Lovenox®

Enoxaparin Sodium Injection, our first product to receive marketing approval under an ANDA, is a generic version of Lovenox. Lovenox is a complex drug consisting of a mixture of polysaccharide chains and is a widely-prescribed low molecular weight heparin, or LMWH, used for the prevention and treatment of deep vein thrombosis, or DVT, and to support the treatment of acute coronary syndromes, or ACS. Lovenox is distributed worldwide by Sanofi-Aventis U.S. LLC, or Sanofi-Aventis, and is also known outside the United States as Clexane® and Klexane®. Under our 2003 Sandoz Collaboration, we work with Sandoz exclusively to develop, manufacture and commercialize Enoxaparin Sodium Injection in the United States. Sandoz is responsible for funding substantially all of the United States-related Enoxaparin Sodium Injection development, regulatory, legal and commercialization costs, other than legal expenses incurred by each party in connection with the patent suits filed against Teva Pharmaceutical Industries Ltd., or Teva, in December 2010 and Amphastar Pharmaceuticals, Inc., or Amphastar, Actavis, Inc., or Actavis, and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar) in September 2011. In these cases, we and Sandoz each bear our own legal expenses.

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

In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC and in July 2013, the District Court granted the motion for summary judgment. We have filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling. We opposed this motion and the Court denied the motion in May 2014. The CAFC has set a briefing schedule which ends in November 2014. A hearing could be expected in late 2014 or the first half of 2015, and a decision could be expected in 2015.

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

M356—Generic Copaxone® (glatiramer acetate injection)

Our second complex generic product candidate, M356, is designed to be a generic version of Copaxone (glatiramer acetate injection), a complex drug consisting of a synthetic mixture of polypeptide chains. Copaxone is indicated for treatment of patients with relapsing-remitting multiple sclerosis, or RRMS, a chronic disease of the central nervous system characterized by inflammation and neurodegeneration. In North America, Copaxone is marketed by Teva Neuroscience, Inc., which is a subsidiary of Teva. Copaxone is available in both a once-daily 20 mg/mL formulation, which was approved by the FDA in 1996, and a three-times-a-week 40 mg/mL formulation, which was approved in January 2014. Under the Second Sandoz Collaboration Agreement, we and Sandoz AG agreed to exclusively collaborate on the development and commercialization of M356, among other products. Given its structure as a complex mixture of polypeptide chains of various lengths and sequences, there are significant technical challenges involved in thoroughly characterizing Copaxone and in manufacturing an equivalent version. We believe our technology can be applied to characterize glatiramer acetate and to develop a generic product that has the same active ingredient as Copaxone. We are continuing to expand our portfolio of pending patent applications related to glatiramer acetate injection.

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

In December 2007, Sandoz submitted to the FDA an ANDA seeking approval to market a once-daily 20 mg/mL M356 in the United States containing a Paragraph IV certification. This is a certification by the ANDA applicant that the patent relating to the drug product that is the subject of the ANDA is invalid, unenforceable or will not be infringed. In July 2008, the FDA notified Sandoz that it had accepted the ANDA for review as of December 27, 2007. The Sandoz ANDA for the 20 mg/mL formulation of M356 is currently under FDA review.

In collaboration with Sandoz, we also developed a three-timesaweek 40 mg/mL formulation of generic Copaxone. Sandoz submitted an ANDA to the FDA in February 2014 seeking approval to market the 40 mg/mL formulation containing a Paragraph IV certification. On August 28, 2014, the FDA notified Sandoz that it had accepted the ANDA for review with a filing date of February 14, 2014 and that Sandoz’s ANDA would be eligible for the grant of a 180-day generic exclusivity period upon approval with other applicants who filed on the same date.  The Sandoz ANDA for the 40 mg/mL formulation of M356 is currently under FDA review.

Since 2008, Teva has filed seven Citizen Petitions with FDA requesting that FDA deny the approval of any ANDA filed for generic Copaxone. The FDA has denied five of the Citizen Petitions filed by Teva, Teva withdrew one and one is pending.  Teva filed suit against the FDA in the United States District Court for the District of Columbia in May 2014, seeking a court order granting the relief sought in the Citizen Petitions. We and Sandoz intervened in the suit, and following a hearing on a motion for the preliminary injunction, the Court dismissed the case for lack of jurisdiction prior to approval of the ANDA. We anticipate Teva will continue to engage in activities that seek to challenge the approval of our M356 ANDAs.

Subsequent to FDA’s acceptance of the 20 mg/mL M356 ANDA for review, in August 2008, Teva and related entities and Yeda Research and Development Co., Ltd., filed suit against us and Sandoz in the United States Federal District Court in the Southern District of New York. The suit alleged infringement related to four of the seven Orange Book-listed patents for Copaxone. The Orange Book is a publication of the FDA that identifies drug products approved on the basis of safety and effectiveness by the FDA under the Federal Food, Drug, and Cosmetic Act and includes patents that are purported by the drug application owner to protect each drug.  If there is a patent listed for the branded drug in the Orange Book at the time of submission of an ANDA, or at any time before an ANDA is approved, a generic manufacturer’s ANDA must include one of four types of patent certification with respect to each listed patent.  See “Part I, Item 1. Business — Regulatory and Legal Matters” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014. We and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book-listed patents, as well as two additional patents, in the same patent family adjudicated in that lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book-listed patents for Copaxone, and in October 2010, the court consolidated the Mylan case with the case against us and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book-listed patents and one non-Orange Book-listed patent expire on May 24, 2014 and one non-Orange Book-listed patent expires on September 1, 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. Section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz ANDA or Mylan ANDA prior to the expiration of the Orange Book-listed patents. In July 2012, we appealed the decision to the CAFC, and in July 2013, the CAFC issued a written opinion invalidating several of the patents, including the one patent set to expire in 2015. The other patents expired on May 24, 2014. The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. In September 2013, Teva filed a petition for rehearing of the CAFC decision, and in October 2013 the CAFC denied the petition. Teva filed a petition for review by the Supreme Court of the United States in January 2014 and in March 2014 the Supreme Court granted certiorari in the case in order to review the appropriate standard for deference to district court findings in claim construction.  Briefing was completed in September 2014, and oral argument was held in October 2014. The Supreme Court could render a decision by the end of the year or during the first half of 2015. While we believe the Supreme Court should affirm the CAFC decision, it could rule otherwise and, among other things, remand the case to a lower court for additional findings to determine the validity of the relevant patent claims that had previously been determined to be invalid. During the pendency of this litigation any launch of the generic Copaxone product would be a launch at risk of infringement. On April 18, 2014, the Supreme Court denied Teva’s request for a stay of the CAFC ruling. Teva had sought to prohibit the introduction of an FDA-approved generic Copaxone until the Supreme Court resolution of the case.

On September 10, 2014, Teva and related entities and Yeda Research and Development Co., Ltd., filed suit against us and Sandoz in the United States Federal District Court in the District of Delaware in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for a 40 mg/mL formulation of M356. The suit alleges infringement related to two Orange Book-listed patents for 40 mg/mL Copaxone and seeks declaratory and injunctive relief prohibiting the launch of our product until the last to expire of these patents.

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

Given the inadequacies of standard technology available at the time of original review and approval, many of these therapeutic proteins have not been thoroughly characterized. Most of these products are complex glycoprotein mixtures, consisting of proteins that contain branched sugars, various cross linkages, and backbone modifications that vary from molecule to molecule. These variations can impart specific biological properties to the therapeutic protein. We believe our approach to thoroughly understand these variations and engineer a highly similar biologic has the potential to drive regulatory advantages such as a reduction in the level of clinical data required for approval, the ability to achieve extrapolation of indications, and/or the achievement of a designation of interchangeability, which would allow our products to be directly substituted for brand products at the pharmacy.

In December 2011, we and Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, collectively, Baxter, entered into a global collaboration and license agreement, or the Baxter Agreement, to develop and commercialize biosimilars. The Baxter Agreement became effective in February 2012. Baxter is an established healthcare company with global product development, manufacturing and commercial capabilities. Under the Baxter Agreement, we and Baxter agreed to collaborate, on a world-wide basis, on the development and commercialization of two biosimilar product candidates, M923, a biosimilar for HUMIRA®, and M834, a biosimilar indicated for certain autoimmune and inflammatory diseases. In October 2014, Baxter submitted a clinical trial application for M923 to support the initiation of a Phase 1 clinical trial in the European Union. Acceptance of the clinical trial application triggers two M923 development milestones under the Baxter Agreement for an aggregate payment of $12.0 million. Also in October 2014, we achieved a pre-defined “minimum development” criteria milestone for M834 and earned (and collected from Baxter) a $7.0 million milestone payment.

In addition to collaborating with Baxter on M923 and M834, we are evaluating additional products for biosimilar development. Baxter has the right, until February 2015, to select up to three additional biosimilars to be included in the collaboration.

We are also investing in a set of earlier stage biosimilar programs that will allow us to broaden our biosimilar product portfolio and technology base.

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

Researchers have conducted a series of nonclinical experiments using mouse and rat tumor models of pancreatic, breast, colorectal, ovarian, and prostate cancer as well as melanoma to test the hypothesis that necuparanib can modulate tumor progression and metastasis. Necuparanib exhibits potent binding to multiple heparin-binding growth factors, adhesion molecules, and chemokines (such as VEGF, FGF-2, SDF-1, P-selectin, etc.) and neutralizes these by blocking the interaction with their receptors or by dissolving their gradients in the tumor microenvironment. As a result, necuparanib has been shown in these models to inhibit tumor cell progression, metastasis, and angiogenesis. Additionally, the nonclinical data showed that necuparanib in combination with gemcitabine prolonged survival and substantially lowered the incidence of metastasis, suggesting that necuparanib has the potential to complement conventional chemotherapy. We believe that necuparanib’s mechanism of action, by binding to multiple heparin binding factors involved in tumor growth and metastasis, creates the potential for necuparanib to contribute to efficacy in a broad range of cancers.

In 2012, we initiated a Phase 1/2 clinical study in patients with advanced metastatic pancreatic cancer. The trial consists of two parts and will evaluate the safety, potential efficacy, pharmacokinetics and pharmacodynamics of necuparanib in combination with nab-paclitaxel and gemcitabine. Part A is an open-label, multiple ascending dose escalation study. We have successfully completed the Part A dose escalation component of the Phase 1/2 trial and selected the dose to take forward into Part B of the study. Part B will be a randomized, controlled, proof of concept study to evaluate the antitumor activity of necuparanib in combination with nab-paclitaxel and gemcitabine, compared with nab-paclitaxel and gemcitabine alone. In October 2014, we released initial clinical data from Part A and we expect to report additional clinical data from Part A including safety, pharmacokinetics, pharmacodynamics, and preliminary efficacy in the first half of 2015. Part B of the study was also initiated in October 2014.

Discovery Research Program

The majority of human diseases result from the interaction of a complex web of biologic systems. We believe our core analytical tools and approach may enable new insights into the complex biology underlying diseases. This enhanced understanding should help us establish the relative role of different biological targets and related cell signaling pathways in contributing to the disease process. Our goal is to leverage this knowledge to identify novel targets, novel combinations of therapies, and possibly exploit the multi-targeting nature of complex mixture molecules to develop novel products which may positively modulate multiple pathways in a disease.

We are now focusing our efforts towards developing novel recombinant product candidates for the treatment of autoimmune diseases. Certain autoimmune diseases are currently treated with IVIg. IVIg contains pooled, human immunoglobulin G, or IgG, antibodies purified from the plasma of over one thousand blood donors. IVIg is approved in several inflammatory disease indications including idiopathic thrombocytopenic purpura, Kawasaki disease, and chronic inflammatory demyelinating polyneuropathy. Currently, IVIg is manufactured from large pools of human plasma, resulting in a high cost supply chain and limited supply due to usage in treating primary immunodeficiency for diseases such as AIDS. While not a focus of our research, usage in AIDS further limits available supply of IVIg for the treatment of autoimmune diseases. Increasing demand for IVIg products already exceeds available supply worldwide thus limiting broader clinical applications.

We have advanced our understanding of the the complex biology underlying the anti-inflammatory effects of IVIg and the biologic impact of sialylation, a method to add sialic acid to proteins, on the activity of IVIg as well as the behavior of recombinant molecules engineered from the Fc region of IgG. Through our testing in various models of inflammation and our biological characterization of patients treated with IVIg, we have gained a deeper understanding of the basic biologic pathways by which these molecules mediate their therapeutic effects. We are advancing three novel autoimmune candidates toward clinical development over the next 18-24 months including:

•                  Hyper-sialylated IVIg, or hsIVIg, a hyper-sialylated version of IVIg with many in-vivo models showing increased anti-inflammatory activity at a much lower dose, which may enable a simpler administration with the potential for superior efficacy.

•                  Selective immunomodulator of Fc receptors, or SIF3, a novel recombinant protein containing three IgG Fc regions joined carefully to maximize activity. Preclinical data has demonstrated that this construct enhances the molecules’ avidity and affinity for the Fc receptors. Using these data, we plan to advance this program with the goal of developing an IVIg-like efficacy profile at lower doses, potentially reducing the risks associated with plasma-derived products.

•                  Anti-FcRn antibody, a fully-human monoclonal antibody that blocks the neonatal Fc receptor, or FcRn. This receptor recycles IgG antibodies, enabling a long half-life. Blocking of this receptor with our antibody effectively inhibits the binding of IgGs and leads to their rapid clearance. We believe these data demonstrate high potential for acute and chronic / intermittent therapies in a broad range of autoantibody driven disease.

Results of Operations

Three Months Ended September 30, 2014 and 2013

Collaboration Revenue

Collaboration revenue includes product revenue and research and development revenue earned under our collaborative arrangements. Product revenue consists of profit share, royalties and commercial milestones earned from Sandoz on sales of Enoxaparin Sodium Injection following its commercial launch in July 2010.  A portion of Enoxaparin Sodium Injection development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, are offset against profit-sharing amounts, royalties and milestone payments. The contractual share of these development and other expenses is subject to an annual claw-back adjustment at the end of each product year, and ends with the product year ending June 2015. During the three months ended September 30, 2014, we earned $4.7 million in royalties on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $48 million. During the three months ended September 30, 2013, we earned $4.8 million in royalties on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $58 million. The decrease in our product revenue of $0.1 million, or 2%, and the decrease in Sandoz’s net sales of $10 million, or 17%, from the 2013 period to the 2014 period are both due to lower prices in response to competitor pricing reductions on enoxaparin.

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

Research and development revenue was $4.6 million and $6.0 million for the three months ended September 30, 2014 and 2013, respectively. The decrease in research and development revenue of $1.4 million, or 23%, from the 2013 period to the 2014 period is due to a decrease in reimbursable M923 research and development services and expenses incurred in connection with the Baxter Agreement.

We expect collaborative research and development revenue earned by us related to expense reimbursement from Baxter and Sandoz will fluctuate from quarter to quarter in 2014 depending on our research and development activities. We expect to continue to amortize the $33.0 million upfront payment from Baxter as we deliver research and development services under the Baxter Agreement, with anticipated amortization for the fourth quarter of 2014 of approximately $0.8 million related to the two licensed biosimilars.

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

Research and Development Expense

Research and development expense for the three months ended September 30, 2014 was $27.5 million, compared with $27.4 million for the three months ended September 30, 2013. The increase of $0.1 million, or less than 1/2%, from the 2013 period to the 2014 period resulted from increases of: $2.0 million in costs incurred to advance our research program; $1.2 million in necuparanib clinical costs incurred to complete the Part A dose escalation component of the Phase 1/2 trial; and $0.9 million in facility related costs due to additional subleased laboratory and office space. These increases were offset by a $4.0 million decrease in consulting, third-party process development and contract research costs incurred for our biosimilars in development.

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

The following table sets forth the primary components of our research and development external expenditures, including amortization of an intangible asset, for each of our principal development programs for the three months ended September 30, 2014 and 2013. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Research and Development Expense (in thousands)
Development Programs (Status)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Project Inception to September 30, 2014

M356 (ANDA Filed)	$444	$362	$48,060
Necuparanib (Phase 1/2)	2,079	851	22,867
Biosimilars (Development)	4,049	8,402	50,129
Discovery programs	2,706	701
Research and development internal costs	18,230	17,119

Total research and development expense	$27,508	$27,435

M356 external spend remained consistent from the 2013 period to the 2014 period due to timing of third-party contract manufacturing and research activities. The increase of $1.2 million in necuparanib external expenditures from the 2013 period to the 2014 period was due to additional work necessary for the completion of the Part A dose escalation component of the Phase 1/2 trial. The decrease of $4.4 million in biosimilars external expenditures from the 2013 period to the 2014 period was due to lower third-party process development and contract research costs incurred for our biosimilars in development. The increase of $2.0 million in discovery program external expenditures from the 2013 period to the 2014 period was due to costs incurred to advance our novel drugs research program.

Research and development internal costs consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation. The increase of $1.1 million from the 2013 period to the 2014 period was driven by increases in facility related costs due to additional subleased laboratory and office space and additional research and development related costs to support our development programs.

General and Administrative

General and administrative expense for the three months ended September 30, 2014 was $11.1 million, compared to $9.0 million for the three months ended September 30, 2013. General and administrative expense increased by $2.1 million, or 23%, from the 2013 period to the 2014 period due to increases of: $0.9 million in professional fees, driven mainly by corporate and IP legal fees; $0.7 million in rent and facility-related costs due to additional subleased laboratory and office space; and $0.5 million in salary, salary-related and stock compensation associated with our annual merit salary increase and grants of stock options and stock awards.

Interest Income

Interest income on available-for-sale marketable securities was $0.1 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively. The decrease of $0.1 million from the 2013 period to the 2014 period was due to lower average cash and marketable securities investment balances.

Other Income

Other income was $0.1 million for each of the three months ended September 30, 2014 and 2013 and represents income recognition related to a job creation tax awarded to us in the fourth quarter of 2012.

Nine Months Ended September 30, 2014 and 2013

Collaboration Revenue

During the nine months ended September 30, 2014, we earned $15.2 million in product revenue, which includes $15.3 million in royalties on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $150 million, offset by $2.2 million of our contractual share of development and other expenses for the product year ending June 30, 2014, and increased by $2.1 million to reflect an adjustment to royalties earned in the product year ended June 30, 2012.

During the nine months ended September 30, 2013, we earned $11.8 million in product revenue, which includes $15.6 million in royalties on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $162 million less our contractual share of development and other expenses for the product year ending June 30, 2013 of $3.8 million.

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

Research and development revenue was $15.9 million and $10.9 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in research and development revenue of $5.0 million, or 46%, from the 2013 period to the 2014 period is due to higher reimbursable M923 research and development services and expenses incurred in connection with the Baxter Agreement.

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

Research and Development Expense

Research and development expense for the nine months ended September 30, 2014 was $80.3 million, compared with $71.8 million for the nine months ended September 30, 2013. The increase of $8.5 million, or 12%, from the 2013 period to the 2014 period resulted from increases of: $3.1 million in facility related costs due to additional subleased laboratory and office space; $2.3 million in salary, salary-related and stock compensation associated with our annual merit salary increase and grants of stock options and stock awards; $2.0 million in costs incurred to advance our research program; $1.9 million in necuparanib clinical costs incurred to complete the Part A dose escalation component of the Phase 1/2 trial; and $0.7 million in laboratory supplies to support our programs. These increases were offset by a $1.5 million decrease in consulting, third-party process development and contract research costs incurred for our biosimilars in development.

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

The following table sets forth the primary components of our research and development external expenditures, including amortization of an intangible asset, for each of our principal development programs for the nine months ended September 30, 2014 and 2013. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Research and Development Expense (in thousands)
Development Programs (Status)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Project Inception to September 30, 2014

M356 (ANDA Filed)	$973	$1,238	$48,060
Necuparanib (Phase 1/2)	4,532	2,654	22,867
Biosimilars (Development)	14,189	15,659	50,129
Discovery programs	4,203	1,474
Research and development internal costs	56,392	50,746

Total research and development expense	$80,289	$71,771

The decrease of $0.3 million in M356 external expenditures from the 2013 period to the 2014 period was primarily due to reduced third-party contract manufacturing and research costs. The increase of $1.9 million in necuparanib external expenditures from the 2013 period to the 2014 period was due to additional work necessary for the completion of the Part A dose escalation component of the Phase 1/2 trial. The decrease of $1.5 million in biosimilars external expenditures from the 2013 period to the 2014 period was due to lower third-party process development and contract research costs incurred for our biosimilars in development. The increase of $2.7 million in discovery program external expenditures from the 2013 period to the 2014 period was primarily due to increased expenditures to support our novel drugs research program.

Research and development internal costs consist of compensation and other expense for research and development personnel, supplies and materials, facility costs and depreciation. The increase of $5.6 million from the 2013 period to the 2014 period was driven by increases in facility related costs due to additional subleased laboratory and office space and additional research and development related costs to support our development programs.

General and Administrative

General and administrative expense for the nine months ended September 30, 2014 was $34.0 million, compared to $30.2 million for the nine months ended September 30, 2013. General and administrative expense increased by $3.8 million, or 13%, from the 2013 period to the 2014 period due to increases of: $1.9 million in allocated rent and facility-related costs due to additional subleased laboratory and office space; $1.5 million in salary, salary-related and stock compensation associated with our annual merit salary increase and grants of stock options and stock awards; and $0.4 million in professional fees, driven mainly by increased IT infrastructure and tax-related accounting fees.

Interest Income

Interest income on available-for-sale marketable securities was $0.5 million and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease of $0.2 million from the 2013 period to the 2014 period was due to lower average cash and marketable securities investment balances.

Other Income

Other income was $0.2 million for each of the nine months ended September 30, 2014 and 2013 and represents income recognition related to a job creation tax awarded to us in the fourth quarter of 2012.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities and payments from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, including profit share/royalty payments related to sales of Enoxaparin Sodium Injection. Since our inception through September 30, 2014, we have received $406 million through private and public issuance of equity securities. As of September 30, 2014, we had received a cumulative total of $592 million from our 2003 Sandoz Collaboration and 2006 Sandoz Collaboration, a $33.0 million upfront payment and $19 million in reimbursement of research and development services and external costs under the Baxter Agreement.

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

Our generic Copaxone application is pending FDA approval and is subject to patent litigation. The multiple sclerosis market is evolving rapidly with the introduction of Teva’s three-times-a-week formulation of Copaxone, which received FDA marketing approval in January 2014, and the success of oral therapies. This competition may reduce potential sales of our generic Copaxone product. Due to the uncertain outcome of pending patent litigation, Sandoz is currently evaluating the potential to launch prior to the Supreme Court’s decision following FDA approval of our generic Copaxone. Even if Sandoz chooses to launch our generic Copaxone product upon approval by FDA, until the patent litigation is resolved we expect to segregate any M356 product revenue for payment of potential damages. At a minimum, if we and Sandoz become liable for damages due to an at-risk launch we are required to pay our contractual portion of the damage amount to Sandoz by deductions of up to 50% of our post-decision M356 revenue, on a quarterly basis, until we have paid our share of the damages.

In order to preserve our ability to invest in our development pipeline and for other general corporate purposes during this time of financial uncertainty, in May 2014 we established an At-the-Market, or ATM, financing facility, pursuant to which we are authorized to sell up to $75 million of our common stock. We expect to finance our planned operating requirements principally through our current cash, cash equivalents and marketable securities, cash from operations and utilization of the ATM vehicle to raise capital. We believe that these funds will be sufficient to meet our operating requirements through at least the end of 2015. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and other important factors, and actual results could vary materially from our expectations. We may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

At September 30, 2014, we had $176.5 million in cash, cash equivalents and marketable securities and $7.6 million in accounts receivable. In addition, we also held $20.7 million in restricted cash, of which $17.5 million serves as collateral for a security bond posted in the litigation against Actavis, Amphastar and International Medical Systems, Ltd. Our funds at September 30, 2014 were primarily invested in senior debt of government-sponsored enterprises, commercial paper, asset-backed securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 24 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant market risk at September 30, 2014.

During the nine months ended September 30, 2014 and 2013, our operating activities used cash of $64.1 million and $60.0 million, respectively. The cash provided by or used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.

For the nine months ended September 30, 2014, our net loss adjusted for non-cash items was $63.8 million. For the nine months ended September 30, 2014, non-cash items include share-based compensation of $10.5 million, depreciation and amortization of our property, equipment and intangible assets of $6.4 million and amortization of purchased premiums on our marketable securities of $1.9 million. The net change in our operating assets and liabilities used cash of $0.3 million and resulted from: decreases in accounts receivable of $5.4 million and unbilled revenue of $0.4 million due to lower reimbursable M923 FTEs and expenses incurred in connection with the Baxter Agreement; an increase in prepaid expenses and other current assets of $0.3 million, primarily due to advance payments to vendors for software license fees and equipment maintenance agreements offset by lower interest receivable on lower average cash and marketable securities investment balances; a decrease in accounts payable of $3.2 million due to the payment of third-party contract expenses incurred for our biosimilars and M356 programs; an increase in accrued expenses of $0.5 million primarily due to timing of M834-related third-party contract expenses; a decrease in deferred revenue of $2.8 million, primarily due to the amortization of revenue related to the $33.0 million upfront payment made to us by Baxter in 2012 under our collaboration; and a decrease in other long-term liabilities of $0.3 million primarily due to the annual amortization of a job creation tax award.

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

During the nine months ended September 30, 2014, our investing activities provided cash of $86.6 million. In the nine months ended September 30, 2014, we received $161.3 million from maturities of marketable securities and we used $68.8 million of cash to purchase marketable securities. Additionally, during the nine months ended September 30, 2014, we used $5.9 million of cash to purchase laboratory equipment and leasehold improvements.

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

Net cash provided by financing activities was $2.6 million and $4.5 million for the nine months ended September 30, 2014 and 2013, respectively, in the form of net proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations including royalties payable to third parties and operating lease obligations.

The following table summarizes our contractual obligations and commercial commitments after giving effect to our extension of the sublease term for office and laboratory space on West Kendall Street in Cambridge, Massachusetts in July 2014 (in thousands):

Contractual Obligations	Total	October 1, 2014 to December 31, 2014	2015 through 2016	2017 through 2018	After 2018
License maintenance obligations	$930	$—	$465	$465	$ *
License royalty obligations	300	60	120	120	*
Operating lease obligations	29,672	2,774	20,366	6,532	—

Total contractual obligations	$30,902	$2,834	$20,951	$7,117	$—

*After 2018, the annual obligations, which extend through the life of the patents, are approximately $0.2 million per year.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, we believe that interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2014, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.   Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

On August 28, 2008, Teva and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against us and Sandoz in the United States Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for a 20 mg/mL formulation of M356. The suit alleged infringement related to four of the seven Orange Book-listed patents for Copaxone and seeks declaratory and injunctive relief that would prohibit the launch of our product until the last to expire of these patents. The Orange Book is a publication of the FDA that identifies drug products approved on the basis of safety and effectiveness by the FDA under the Federal Food, Drug, and Cosmetic Act and includes patents that are purported by the drug application owner to protect each drug.  If there is a patent listed for the branded drug in the Orange Book at the time of submission of an ANDA, or at any time before an ANDA is approved, a generic manufacturer’s ANDA must include one of four types of patent certification with respect to each listed patent.  See “Part I, Item 1. Business — Regulatory and Legal Matters” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014. We and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book patents, as well as two additional patents, in the same patent family adjudicated in that lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book-listed patents for Copaxone, and in October 2010, the Court consolidated the Mylan case with the case against us and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. The Orange Book-listed patents and one non-Orange Book-listed patent expire on May 24, 2014 and one non-Orange Book-listed patent expires on September 1, 2015. In addition, the permanent injunction further restricts the FDA, pursuant to 35 U.S.C. section 271(e)(4)(A), from making the effective date of any final approval of the Sandoz ANDA or Mylan ANDA prior to the expiration of the Orange Book-listed patents. In July 2012, we appealed the decision to the CAFC, and in July 2013, the CAFC issued a written opinion invalidating several of the nine patents, including the one patent set to expire in 2015. The other patents expired on May 24, 2014.  The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. In September 2013, Teva filed a petition for rehearing of the CAFC decision, and in October 2013 the CAFC denied the petition. Teva filed a petition for review by the Supreme Court of the United States in January 2014 and in March 2014 the Supreme Court granted certiorari in the case in order to review the appropriate standard for deference to district court findings in claim construction. Briefing was completed in September 2014, and oral argument was held in October 2014.  The Supreme Court could render a decision by the end of the year or during the first half of 2015. While we believe the Supreme Court should affirm the CAFC decision, it could rule otherwise and, among other things, remand the case a lower court for additional findings to determine the validity of the relevant patent claims that had previously been determined to be invalid.  During the pendency of this litigation any launch of the generic Copaxone product would be a launch at risk of infringement. On April 18, 2014, the Supreme Court denied Teva’s request for a stay of the CAFC ruling. Teva had sought to prohibit the introduction of an FDA-approved generic Copaxone until the Supreme Court resolution of the case.

Since 2008, Teva has filed seven Citizen Petitions with FDA requesting that FDA deny the approval of any ANDA filed for generic Copaxone. The FDA has denied five of the Citizen Petitions filed by Teva, Teva withdrew one and one is pending. Teva filed suit against the FDA in the United States District Court for the District of Columbia in May 2014, seeking a court order granting the relief sought in the Citizen Petitions. We and Sandoz intervened in the suit, and following a hearing on a motion for the preliminary injunction, the Court dismissed the case for lack of jurisdiction prior to approval of the ANDA. We anticipate Teva will continue to engage in activities that seek to challenge the approval of our M356 ANDA.

On September 10, 2014, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against us and Sandoz in the United States Federal District Court in the District of Delaware in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for a 40 mg/mL formulation of M356. The suit alleges infringement related to two Orange Book-listed patents for 40 mg/mL Copaxone, each expiring in 2030, and seeks declaratory and injunctive relief prohibiting the launch of our product until the last to expire of these patents. We and Sandoz have asserted various defenses and filed counterclaims for declaratory judgments of non-infringement, invalidity and unenforceability of both patents.

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

In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC and in July 2013, the District Court granted the motion for summary judgment. We have filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling.  We opposed this motion and the Court denied the motion in May 2014. The CAFC has set a briefing schedule which ends in November. A hearing could be expected in late 2014 or the first half of 2015, and a decision could be expected in 2015.

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

We have incurred significant losses since our inception in May 2001. At September 30, 2014, our accumulated deficit was $353 million. We may incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our other drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.

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

In July 2012, the United States Federal District Court in the Southern District of New York issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. See “Part II, Item 1, Legal Proceedings” above in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014. The Orange Book-listed patents and one non-Orange Book-listed patent expired on May 24, 2014, however one non-Orange Book-listed patent does not expire until September 1, 2015. In July 2012, we appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in July 2013, the CAFC issued a written opinion invalidating several of the nine patents, including the one patent set to expire in September 2015. In March 2014, the Supreme Court of the United States agreed to hear Teva’s appeal in this case. Briefing was completed in September 2014, and oral argument was held in October 2014. A decision is expected in the first half of 2015. The Supreme Court could affirm the CAFC finding of invalidity, reverse the CAFC finding of invalidity or decide the legal question presented and remand the case to the CAFC to reconsider and rule on the validity of the patent.

If the CAFC decision that the claims in the patent scheduled to expire in September 2015 are invalid is reversed on appeal or remanded, the launch of M356, if approved, may not occur until the earlier of a finding of invalidity at the CAFC on remand or September 2015, which would impair our ability to commercialize M356 and harm our business and financial condition.  Furthermore, if M356 is approved by the FDA prior to a decision in the patent case, and we and Sandoz launch prior to such decision, and Teva is ultimately successful in its appeal, we and Sandoz may be liable for significant damages and our business and financial condition would be materially harmed. In addition, we may not be able to utilize M356 cash flows to support program investments until the conclusion of the lawsuit, which would limit our ability to invest in ongoing R&D programs or require us to raise capital through equity or debt offerings.

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

Brand companies may develop improved versions of a reference brand product as part of a life cycle extension strategy, and may obtain approval of the improved version under a supplemental new drug application, for a drug, or biologics license application for a biologic. Should the brand company succeed in obtaining an approval of an improved product, it may capture a significant share of the collective reference brand product market and significantly reduce the market for the original reference brand product and thereby the potential size of the market for our generic or biosimilar products. For example, in January 2014, Teva’s three-times-a-week formulation of Copaxone received marketing approval by FDA. Teva’s new formulation will compete with our M356 product. In addition, the improved product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the improved product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.

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

As of September 30, 2014, we had cash, cash equivalents and marketable securities totaling $176.5 million. For the nine months ended September 30, 2014, we had a net loss of $82.6 million and cash used in operating activities of $64.1 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements may vary depending on the following:

•                  the level of sales of Enoxaparin Sodium Injection;

•                  our ability to utilize M356 cash flows, in whole or in part, generated before resolution of the Copaxone patent case;

•                  whether a final decision, after appeal, is issued in favor of Teva in its patent infringement litigation matters against us;

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

We are a party to and rely on a number of in-license agreements with third parties, such as those with the Massachusetts Institute of Technology and Rockefeller University, which give us rights to intellectual property that is necessary for certain parts of our business. In addition, we expect to enter into additional licenses in the future. Our current in-license arrangements impose various diligence, development, royalty and other obligations on us. If we breach our obligations with regard to our exclusive in-licenses, they could be converted to non-exclusive licenses or the agreements could be terminated, which would result in our being unable to develop, manufacture and sell products that are covered by the licensed technology.

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

We have a limited number of personnel with experience in, and we do not own facilities for, manufacturing products. In addition, we do not have, and do not intend to develop, the ability to manufacture material for our clinical trials or at commercial scale. To develop our product candidates, apply for regulatory approvals and commercialize any products, we or our collaborative partners need to contract for or otherwise arrange for the necessary manufacturing facilities and capabilities. In order to generate revenue from the sales of Enoxaparin Sodium Injection, sufficient quantities of such product must also be produced in order to satisfy demand. If these contract manufacturers are unable to manufacture sufficient quantities of product, comply with regulatory requirements, or breach or terminate their manufacturing arrangements with us, the development and commercialization of the affected products or drug candidates could be delayed, which could have a material adverse effect on our business. In addition, any change in these manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and the expenses relating to the transfer of necessary technology and processes could be significant.

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

Since many of our product candidates are developed under collaborations with third parties, we do not have sole decision making authority with respect to commercialization or development of those product candidates. We have built relationships and work collaboratively with our third party collaborators and manufacturers to ensure the success of our development and commercialization efforts. A significant change in the senior management team, or business operations, of any of our collaboration partners or third party manufacturers could result in delayed timelines on our products. In addition, we may have to train new teams to become familiar with our products and business. Any of these changes may negatively impact our business operations.

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

The stock market in general and the market prices for securities of biotechnology companies in particular have experienced extreme volatility that often has been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock has been, and is likely to continue to be, volatile. Furthermore, our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•                  failure to obtain FDA approval for the M356 20 mg/mL ANDA or other announcements that indicated a delay in the approval of the M356 20 mg/mL ANDA;

•                  delays in achievement of, or failure to achieve, program milestones that are associated with the valuation of our company or significant milestone revenue;

•                  failure of Enoxaparin Sodium Injection to sustain profitable sales or market share that meet expectations of securities analysts;

•                  other adverse FDA decisions relating to our Enoxaparin Sodium Injection product or M356 program, including an FDA decision to require additional data, including requiring clinical trials, as a condition to M356 20 mg/mL ANDA approval;

•                  litigation involving our company or our general industry or both, including litigation pertaining to the launch of our, our collaborative partners’ or our competitors’ products;

•                  a decision in favor of or against Teva or Amphastar and Actavis in our patent litigation suits, or a settlement related to any case;

•                  announcements by other companies regarding the status of their ANDAs for generic versions of Lovenox or Copaxone;

•                  FDA approval of other companies’ ANDAs for generic versions of Lovenox or Copaxone;

•                  marketing and/or launch of other companies’ generic versions of Lovenox or Copaxone;

•                  adverse FDA decisions regarding the development requirements for one of our biosimilar development candidates or failure of our other product applications to meet the requirements for regulatory review and/or approval;

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

Item 6.                                                         Exhibits

Exhibit Number	Description
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***101.INS	XBRL Instance Document.
***101.SCH	XBRL Taxonomy Extension Schema Document.
***101.CAL	XBRL Taxonomy Calculation Linkbase Document.
***101.LAB	XBRL Taxonomy Label Linkbase Document.
***101.PRE	XBRL Taxonomy Presentation Linkbase Document.
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
***101.REF	XBRL Taxonomy Reference Linkbase Document.

*                      Filed herewith.

**               Furnished herewith.

***        Submitted elecontronically herewith.

The following materials from Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Unaudited, Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: November 7, 2014
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)
Date: November 7, 2014

	By:	/s/ Richard P. Shea
Richard P. Shea, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)