Form 10-Q
period 2015-03-31
MOMENTA PHARMACEUTICALS INC
filed 2015-05-05
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of April 27, 2015.

Class	Number of Shares
Common Stock $0.0001 par value	59,357,990

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are about future events or future results, or are otherwise not statements of historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management. In some cases, these statements can be identified by words such as “anticipate,” “believe,” “continue,” “could,” “hope,” “target,” “project,” “goal,” “objective,” “plan,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “may,” “seek”, “should,” “will,” “would,” “look forward” and other similar words or expressions, or the negative of these words or similar words or expressions. These statements include, but are not limited to, statements regarding our expectations regarding the development and utility of our products, product candidates and novel therapeutic programs, efforts to seek collaborators, including without limitation for M834, the timing of clinical trials and the availability of results, the significance and meaning of results of clinical trials, our ongoing litigation with Teva over GlatopaTM (glatiramer acetate injection) (formerly M356) and M356 (40 mg), collaboration revenues and research and development revenues, manufacturing, including our intent to rely on contract manufacturers, regulatory filings and approvals, market potential for Glatopa, and the sufficiency of our cash for future operations.

Any forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Important factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” and discussed elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$97,608	$61,349
Marketable securities	101,096	130,180
Accounts receivable	5,872	7,427
Unbilled revenue	2,799	2,909
Prepaid expenses and other current assets	3,308	3,465
Total current assets	210,683	205,330
Property and equipment, net	23,872	25,422
Restricted cash	20,719	20,719
Intangible assets, net	4,324	4,589
Other long-term assets	156	156

Total assets	$259,754	$256,216

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,494	$7,433
Accrued expenses	7,311	10,348
Deferred revenue	9,770	5,490
Other current liabilities	538	518
Total current liabilities	23,113	23,789
Deferred revenue, net of current portion	19,541	25,508
Other long-term liabilities	400	551

Total liabilities	43,054	49,848
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 5,000 shares authorized at March 31, 2015 and December 31, 2014, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value per share designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized at March 31, 2015 and December 31, 2014, 57,458 and 54,486 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	5	5
Additional paid-in capital	607,629	575,438
Accumulated other comprehensive income (loss)	2	(16)
Accumulated deficit	(390,936)	(369,059)

Total stockholders’ equity	216,700	206,368

Total liabilities and stockholders’ equity	$259,754	$256,216

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Collaboration revenues:
Product revenue	$2,722	$4,812
Research and development revenue	5,840	5,973
Total collaboration revenue	8,562	10,785

Operating expenses:
Research and development*	22,749	26,692
General and administrative*	7,890	11,717
Total operating expenses	30,639	38,409

Operating loss	(22,077)	(27,624)

Other income:
Interest income	112	200
Other income	88	62
Total other income	200	262

Net loss	$(21,877)	$(27,362)

Basic and diluted net loss per share	$(0.40)	$(0.53)

Weighted average shares used in computing basic and diluted net loss per share	54,492	51,356

Comprehensive loss:
Net loss	$(21,877)	$(27,362)
Net unrealized holding gains (losses) on available-for-sale marketable securities	18	(16)
Comprehensive loss	$(21,859)	$(27,378)

* Non-cash share-based compensation expense (income) included in operating expenses is as follows:

Research and development	$(2,215)	$1,545
General and administrative	$(2,170)	$1,906

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(21,877)	$(27,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	2,089	1,863
Share-based compensation expense (income)	(4,385)	3,451
Amortization of premium on investments	304	847
Amortization of intangibles	265	265
Changes in operating assets and liabilities:
Accounts receivable	1,555	5,291
Unbilled revenue	110	(332)
Prepaid expenses and other current assets	157	(199)
Accounts payable	(1,939)	(1,453)
Accrued expenses	(3,037)	(1,423)
Deferred revenue	(1,687)	(1,041)
Other current liabilities	20	(19)
Other long-term liabilities	(151)	(97)

Net cash used in operating activities	(28,576)	(20,209)

Cash Flows from Investing Activities:
Purchases of property and equipment	(539)	(2,503)
Purchases of marketable securities	(15,694)	(34,365)
Proceeds from maturities of marketable securities	44,492	70,980

Net cash provided by investing activities	28,259	34,112

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock under ATM facility	33,665	—
Proceeds from issuance of common stock under stock plans	2,911	1,841

Net cash provided by financing activities	36,576	1,841

Increase in cash and cash equivalents	36,259	15,744
Cash and cash equivalents, beginning of period	61,349	29,766

Cash and cash equivalents, end of period	$97,608	$45,510

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Business

Momenta Pharmaceuticals, Inc. (the “Company” or “Momenta”) was incorporated in the state of Delaware in May 2001 and began operations in early 2002. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company focused on developing generic versions of complex drugs, biosimilars and novel therapeutics for oncology and autoimmune disease. The Company presently derives all of its revenue from its collaborations.

Please see Note 10 “Subsequent Events” for information regarding marketing approval of Glatopa™ (glatiramer acetate injection) (formerly M356), the Company’s generic equivalent of once-daily COPAXONE® 20 mg/mL, by the U.S. Food and Drug Administration on April 16, 2015.  M356 now refers only to the generic version of three-times-weekly COPAXONE 40 mg/mL being developed by the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s audited consolidated financial statements for the year ended December 31, 2014, which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on February 27, 2015. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

The following table presents anti-dilutive shares for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Weighted-average anti-dilutive shares related to:
Outstanding stock options	6,519	4,178
Restricted stock awards	685	922

Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same for the three months ended March 31, 2015 and 2014. Anti-dilutive shares comprise the impact of the number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income. Furthermore, 668,160 performance-based restricted common stock awards which vest based upon U.S. Food and Drug Administration, or FDA, approval for Glatopa in the United States were excluded from diluted shares outstanding as the vesting condition for the amended awards, discussed further in Note 6 “Share-Based Payments” had not been met as of March 31, 2015.

Fair Value Measurements

The tables below present information about the Company’s assets that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

Description	Balance as of March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$74,799	$74,799	$—	$—
Marketable securities:
Corporate debt securities	46,889	—	46,889	—
Commercial paper obligations	6,649	—	6,649	—
Foreign government bonds	21,487	—	21,487	—
Asset-backed securities	26,071	—	26,071	—

Total	$175,895	$74,799	$101,096	$—

Description	Balance as of December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$55,283	$55,283	$—	$—
Corporate debt securities	980	—	980	—
Marketable securities:
Corporate debt securities	70,668	—	70,668	—
Commercial paper obligations	15,250	—	15,250	—
Foreign government bonds	18,520	—	18,520	—
Asset-backed securities	25,742	—	25,742	—

Total	$186,443	$55,283	$131,160	$—

There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2015 and 2014. In addition, there were no changes in valuation techniques or transfers between the fair value measurement levels during the three months ended March 31, 2015. The fair value of Level 2 instruments classified as marketable securities were determined through third party pricing services. For a description of the Company’s validation procedures related to prices provided by third party pricing services, refer to Note 2 “Summary of Significant Accounting Policies: Fair Value Measurements” to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014.  The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, accounts receivable, unbilled receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Cash, Cash Equivalents and Marketable Securities

The Company invests its cash in bank deposits, money market accounts, corporate debt securities, U.S. treasury obligations, commercial paper, asset-backed securities and U.S. government-sponsored enterprise securities in accordance with its investment policy. The Company has established guidelines relating to diversification and maturities that allow the Company to manage risk. The Company’s cash equivalents are primarily composed of money market funds carried at fair value, which approximates cost at March 31, 2015 and December 31, 2014. The

Company classifies corporate debt securities, U.S. treasury obligations, commercial paper, asset-backed securities and U.S. government-sponsored enterprise securities as short-term and long-term marketable securities in its consolidated financial statements. See Note 2 “Summary of Significant Accounting Policies: Cash, Cash Equivalents and Marketable Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the Company’s accounting policies.

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of March 31, 2015 and December 31, 2014 (in thousands):

As of March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$97,608	$—	$—	$97,608
Corporate debt securities due in one year or less	46,893	4	(8)	46,889
Commercial paper obligations due in one year or less	6,641	8	—	6,649
Foreign government bonds due in one year or less	21,487	1	(1)	21,487
Asset-backed securities due in one year or less	26,073	—	(2)	26,071

Total	$198,702	$13	$(11)	$198,704
Reported as:
Cash and cash equivalents	$97,608	$—	$—	$97,608
Marketable securities	101,094	13	(11)	101,096
Total	$198,702	$13	$(11)	$198,704

As of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$60,369	$—	$—	$60,369
Corporate debt securities due in one year or less	71,669	3	(24)	71,648
Commercial paper obligations due in one year or less	15,237	13	—	15,250
Foreign government bonds due in one year or less	18,519	2	(1)	18,520
Asset-backed securities due in one year or less	25,751	—	(9)	25,742
Total	$191,545	$18	$(34)	$191,529
Reported as:
Cash and cash equivalents	$61,349	$—	$—	$61,349
Marketable securities	130,196	18	(34)	130,180
Total	$191,545	$18	$(34)	$191,529

At March 31, 2015 and December 31, 2014, the Company held 31 and 44 marketable securities, respectively, that were in a continuous unrealized loss position for less than one year. At March 31, 2015, there were no securities in a continuous unrealized loss position for greater than one year. At December 31, 2014, there was one marketable security in a continuous unrealized loss position for greater than one year. The Company believes the unrealized losses were caused by fluctuations in interest rates.

The following table summarizes the aggregate fair value of these securities at March 31, 2015 and December 31, 2014 (in thousands):

	As of March 31, 2015		As of December 31, 2014
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Corporate debt securities due in one year or less	$36,740	$(8)	$63,221	$(24)
Foreign government bonds due in one year or less	$10,714	$(1)	$12,773	$(1)
Asset-backed securities due in one year or less	$18,579	$(2)	$25,742	$(9)

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

The following tables summarize the changes in accumulated other comprehensive income (loss) during the three months ended March 31, 2015 and 2014 (in thousands):

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of January 1, 2015	$(16)
Other comprehensive income before reclassifications	18
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive income	18

Balance as of March 31, 2015	$2

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of January 1, 2014	$25
Other comprehensive loss before reclassifications	(16)
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive loss	(16)

Balance as of March 31, 2014	$9

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. The new standard will be effective for the Company on January 1, 2017. On April 29 2015, the Financial Accounting Standards Board (FASB) issued an exposure draft of a proposed Accounting Standards update that would delay by one year the effective date of its new revenue recognition standard and allow early adoption as of the original public entity effective date. Comments are due by 29 May 2015. The Company is currently evaluating the method of adoption and the potential impact that ASU 2014-09 may have on its financial position and results of operations.

3. Intangible Assets

Intangible assets consist solely of core developed technology acquired as part of a 2007 asset purchase agreement with Parivid LLC. See Part I, Item 1 “Business—Collaborations, Licenses and Asset Purchases—Parivid” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for relevant disclosures. The developed technology intangible assets are being amortized over the estimated useful life of the Enoxaparin Sodium Injection developed technology of approximately 10 years. As of March 31, 2015 and December 31, 2014, intangible assets, net of accumulated amortization, were as follows (in thousands):

		March 31, 2015		December 31, 2014
	Weighted-Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Total intangible assets for core and developed technology and non-compete agreement	10	$10,427	$(6,103)	$10,427	$(5,838)

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets as there is no other pattern of use that is reasonably estimable. Amortization expense was approximately $0.3 million for each of the three months ended March 31, 2015 and 2014.

The Company expects to incur amortization expense of appropriately $1.1 million per year for each of the next four years and $0.3 million in the fifth year.

4. Restricted Cash

The Company designated $17.5 million as collateral for a security bond posted in the litigation against Amphastar Pharmaceuticals Inc., or Amphastar, Actavis, Inc., or Actavis (formerly Watson Pharmaceuticals Inc.), and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar), as discussed within Note 9 Commitments and Contingencies. The $17.5 million is held in an escrow account by Hanover Insurance. The Company classified this restricted cash as long-term as the timing of a final decision in the Enoxaparin Sodium Injection patent litigation is not known.

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

	For the Three Months Ended March 31, 2015 (in thousands)
	2003 Sandoz Collaboration	2006 Sandoz Collaboration	Baxter Agreement	Total Collaborations
Collaboration revenues:
Product revenue	$2,722	$—	$—	$2,722

Research and development revenue:
Amortization of upfront payments	—	—	1,686	1,686
Research and development services and external costs	251	684	3,219	4,154
Total research and development revenue	$251	$684	$4,905	$5,840

Total collaboration revenues	$2,973	$684	$4,905	$8,562

Operating expenses:
Research and development expense (1)	$31	$148	$608	$787
General and administrative expense (1)	$110	$77	$406	$593
Total operating expenses	$141	$225	$1,014	$1,380

	For the Three Months Ended March 31, 2014 (in thousands)
	2003 Sandoz Collaboration	2006 Sandoz Collaboration	Baxter Agreement	Total Collaborations
Collaboration revenues:
Product revenue	$4,812	$—	$—	$4,812

Research and development revenue:
Amortization of upfront payments	—	239	803	1,042
Research and development services and external costs	323	190	4,418	4,931
Total research and development revenue	$323	$429	$5,221	$5,973

Total collaboration revenues	$5,135	$429	$5,221	$10,785

Operating expenses:
Research and development expense (1)	$19	$296	$4,817	$5,132
General and administrative expense (1)	$9	$143	$30	$182
Total operating expenses	$28	$439	$4,847	$5,314

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

In July 2010, Sandoz began the commercial sale of Enoxaparin Sodium Injection. Under the 2003 Sandoz Collaboration, Sandoz is obligated to pay the Company a contractually defined profit share or a contractually defined royalty based on whether (i) there are no third-party competitors marketing an interchangeable generic version of Lovenox, or Lovenox-Equivalent Product (as defined in the 2003 Sandoz Collaboration), (ii) a Lovenox-Equivalent Product is being marketed by Sanofi-Aventis, which distributes the brand name Lovenox, or licensed by Sanofi-Aventis to another company to be sold as a generic drug, both known as authorized generics, or (iii) there are one or more third-party competitors which are not Sanofi-Aventis marketing a Lovenox-Equivalent Product. From July 2010 through September 2011, no third-party competitor was marketing a Lovenox-Equivalent Product; therefore, during that period, Sandoz paid the Company 45% of the contractual profits from the sale of Enoxaparin Sodium Injection. In September 2011, FDA approved the ANDA for the enoxaparin product of Amphastar Pharmaceuticals, Inc., or Amphastar. In October 2011, Sandoz confirmed that an authorized generic Lovenox-Equivalent Product was being marketed, which meant that Sandoz was obligated to pay the Company a royalty on its net sales of Enoxaparin Sodium Injection until the contractual profits from those net sales in a product year (July 1—June 30) reached a certain threshold. Upon achievement of the contractual profit threshold in December 2011, Sandoz was obligated to pay the Company a profit share for the remainder of the product year. In January 2012, following the grant by the Court of Appeals for the Federal Circuit, or CAFC, of a stay of the preliminary injunction previously issued by the United States District Court for the District of Massachusetts, Actavis Inc. (formerly Watson Pharmaceuticals, Inc.), or Actavis, announced that it and Amphastar launched their enoxaparin product. Consequently, in each product year, for net sales of enoxaparin up to a pre-defined sales threshold, Sandoz is obligated to pay the Company a royalty on net sales at a 10% rate, and for net sales above the sales threshold, at a 12% rate. See “Product revenue” in the tables above for product revenue earned by the Company on Sandoz’s net sales of Enoxaparin Sodium Injection.

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

Certain development and legal expenses may reduce the amount of profit-share, royalty and milestone payments paid to the Company by Sandoz. Any product liability costs and certain other expenses arising from patent litigation may also reduce the amount of profit-share, royalty and milestone payments paid to the Company by Sandoz, but only up to 50% of these amounts due to the Company from Sandoz each quarter. The contractual share of these development and other expenses is subject to an annual adjustment at the end of each product year, and ends with the product year ending June 2015. Annual adjustments are recorded as a reduction in product revenue at the end of each product year which corresponds to the second quarter of the Company’s fiscal year.

The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services. See “Research and development revenue” in the tables above for research and development revenue earned by the Company under the 2003 Sandoz Collaboration.

2006 Sandoz Collaboration

In 2006 and 2007, the Company entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement, with Novartis Pharma AG, and a collaboration and license agreement, as amended, or the Second Sandoz Collaboration Agreement, with Sandoz AG. Together, this series of agreements is referred to as the 2006 Sandoz Collaboration. Under the Second Sandoz Collaboration Agreement, the Company and Sandoz AG agreed to exclusively collaborate on the development and commercialization of Glatopa and M356 (40 mg), among other products. Further, under the Second Sandoz Collaboration Agreement, the Company and Sandoz AG expanded the geographic markets for Enoxaparin Sodium Injection covered by the 2003 Sandoz Collaboration to include the European Union. Under the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of the Company’s common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million, which was recognized as revenue on a straight-line basis over the estimated development period. See “Amortization of upfront payments” in the tables above for research and development revenue earned by the Company relating to this paid premium. The equity premium was fully earned and amortized to revenue as of September 30, 2014.

Under the Second Sandoz Collaboration Agreement, costs, including development costs and the costs of clinical studies, are borne by the Company and Sandoz AG in varying proportions depending on the type of expense and the related product. For Glatopa and M356 (40 mg), the Company is generally responsible for all of the development costs in the United States. For Glatopa and M356 (40 mg) outside of the United States and for Enoxaparin Sodium Injection in the European Union, the Company shares development costs in proportion to its profit sharing interest. All commercialization responsibilities are borne by Sandoz AG worldwide as they are incurred for all products. The Company and Sandoz AG will share profits in varying proportions, depending on the product. Upon commercialization, the Company will earn a 50% contractual profit share on worldwide net sales of Glatopa and M356 (40 mg). Profits on net sales of Glatopa and M356 (40 mg) will be calculated by deducting from net sales the costs of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. The Company is reimbursed at cost for any full-time equivalent employee expenses as well as any external costs incurred in the development of products to the extent development costs are born by Sandoz AG. Sandoz AG is responsible for funding all of the legal expenses incurred under the Second Sandoz Collaboration Agreement; however a portion of certain legal expenses, including any patent infringement damages, will be offset against the profit-sharing amounts in proportion to the Company’s profit sharing interest.

The Company earned a $10.0 million regulatory milestone payment upon Glatopa receiving sole FDA approval in April 2015.  The Company is eligible to receive up to $153.0 million in additional milestone payments upon the achievement of certain regulatory, commercial and sales-based milestones for Glatopa in the United States and Enoxaparin Sodium Injection in the European Union. The Glatopa milestone payments include a $10.0 million milestone payment upon first commercial sale of Glatopa in the United States and up to $120.0 million in additional milestone payments upon the achievement of certain U.S. commercial and sales-based milestones for Glatopa. The Company is eligible to receive up to $23.0 million in sales-based and commercial milestones for Enoxaparin Sodium Injection in the European Union. None of these payments, once received, is refundable and there are no general rights of return in the arrangement. Sandoz AG has agreed to indemnify the Company for various claims, and a certain portion of such costs may be offset against certain future payments received by the Company. As of March 31, 2015, the Company had not earned and therefore had not recognized any milestone payments under this arrangement.

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

Baxter Agreement

In December 2011, the Company entered into a global collaboration and license agreement with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA (collectively, “Baxter”) to develop and commercialize biosimilars. The Company refers to this agreement as the Baxter Agreement. The Baxter Agreement became effective in February 2012.

Under the Baxter Agreement, the Company and Baxter agreed to collaborate, on a world-wide basis, on the development and commercialization of two biosimilars, M923, a biosimilar of HUMIRA® (adalimumab), and M834, a biosimilar of ORENCIA® (abatacept).  In addition, Baxter had the right to select four additional originator biologics to target for biosimilar development under the collaboration. In July 2012, Baxter selected an additional product: M511, a biosimilar of AVASTIN® (bevacizumab). In December 2013, Baxter terminated its option to license M511 under the Baxter Agreement following an internal portfolio review. In February 2015, Baxter’s right to select additional programs expired without being exercised. Also in February 2015, Baxter terminated in part the Baxter Agreement as it relates specifically to M834. The Company retains all worldwide development and commercialization rights for M834. The Baxter Agreement remains in effect and unchanged with respect to M923.

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

Baxter has a right of first negotiation with respect to collaborating with the Company on the development of any biosimilar product candidate that could compete with M923 based on the same mechanism of action. This right is effective until December 2017, subject to certain restrictions as outlined in the Baxter Agreement.

Under the terms of the Baxter Agreement, the Company received an initial cash payment of $33.0 million, a $7.0 million license payment for achieving pre-defined “minimum development criteria” for M834, and $12.0 million in technical and development milestone payments in connection with the UK Medicines and Healthcare Products Regulatory Agency’s acceptance of Baxter’s clinical trial application to initiate a pharmacokinetic clinical trial for M923. The Company is eligible to receive from Baxter, in aggregate, up to $50.0 million in regulatory milestone payments for M923, on a sliding scale, where, based on the product’s regulatory application, there is a significant reduction in the scope of the clinical trial program required for regulatory approval.

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

•

the Company in the event Baxter does not exercise commercially reasonable efforts to commercialize M923 in the United States or other specified countries, provided that the Company also has certain rights to directly commercialize M923, as opposed to terminating the Baxter Agreement, in event of such a breach by Baxter.

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

As a result of Baxter’s termination of its option to license M511 in December 2013, the expected consideration to be received under the arrangement was reduced by $7.0 million (the potential option payment for M511) as the number of deliverables decreased from seven deliverables to six deliverables. The Company determined that the change in expected consideration to be received under the arrangement represented a change in estimate and, as a result, the Company reallocated the revised expected consideration of $54.0 million to the remaining deliverables under the agreement using the original best estimate of selling price. Of the $54.0 million, $11.0 million was allocated to the M923 product license together with the related research and development services, $11.0 million to each of the three additional product licenses with the related research and development services, $10.0 million was allocated to the M834 product license together with the related research and development services due to that product’s stage of development at the time the license was delivered, and $122,000 was allocated to the joint steering committee unit of accounting.

In October 2014, the Company achieved pre-defined “minimum development criteria” for M834 and earned a $7.0 million license payment. The license payment was accounted for as part of the upfront fees and the expected consideration to be received under the arrangement increased from $54.0 million to $61.0 million. The Company reallocated the revised expected consideration of $61.0 million to the remaining deliverables under the agreement using the original best estimate of selling price. Of the $61.0 million, $12.4 million was allocated to the M923 product license together with the related research and development services, $12.4 million was allocated to each of the three additional product licenses with the related research and development services, $11.3 million was allocated to the M834 product license together with the related research and development services due to that product’s stage of development at the time the license was delivered, and $137,000 was allocated to the joint steering committee unit of accounting.

Baxter’s termination of M834 and the lapsing of Baxter’s right to select additional products in February 2015 reduced the number of deliverables from six to two and decreased the total consideration from $61.0 million to $40.0 million. The Company determined that the change in total consideration received and total deliverables under the arrangement represented a change in estimate and, as a result, the Company reallocated the revised total consideration of $40.0 million to the remaining deliverables under the agreement using the original best estimate of selling price. The remaining deliverables are the combined unit of account for the M923 license and the related research and development services and the Company’s participation on the joint steering committee. Of the $40.0 million, $39.6 million was allocated to the M923 product license together with the related research and development services and $0.4 million was allocated to the joint steering committee unit of accounting. The Company recognized the resulting change in revenue as a result of the decrease in deliverables and expected consideration on a prospective basis beginning in the first quarter of 2015. As of March 31, 2015, $29.3 million of revenue was deferred under this agreement, of which $9.8 million was included in current liabilities and $19.5 million was included in non-current liabilities in the consolidated balance sheet.

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

6. Share-Based Payments

Incentive Award Plans

The 2013 Incentive Award Plan, or the 2013 Plan, as amended and restated, initially became effective on June 11, 2013, the date the Company received stockholder approval for the plan. Also on June 11, 2013, the 2004 Stock Incentive Plan terminated except with respect to awards previously granted under that plan. No further awards will be granted under the 2004 Stock Incentive Plan.

The 2013 Plan allows for the granting of stock options (both incentive stock options and nonstatutory stock options), restricted stock, stock appreciation rights, performance awards, dividend equivalents, stock payments and restricted stock units to employees, consultants and members of the Company’s board of directors.

Incentive stock options will be granted only to employees of the Company. Incentive stock options granted to employees who own more than 10% of the total combined voting power of all classes of stock will be granted with exercise prices no less than 110% of the fair market value of the Company’s common stock on the date of grant. Incentive stock options generally vest ratably over four years. Non-statutory stock options and restricted stock awards may be granted to employees, consultants and members of the Company’s board of directors. Restricted stock awards generally vest ratably over four years. Non-statutory stock options granted have varying vesting schedules. Incentive and non-

statutory stock options generally expire ten years after the date of grant. Restricted stock awards are granted only to employees of the Company.

Under the 2013 Plan, the aggregate number of shares reserved for issuance is equal to the sum of: (a) 5,100,000 shares reserved for issuance under the 2013 Plan, plus (b) one share for each share subject to a stock option that was granted through December 31, 2012 under the 2004 Stock Incentive Plan and the Amended and Restated 2002 Stock Incentive Plan (together, the “Prior Plans”) that subsequently expires, is forfeited or is settled in cash (up to a maximum of 5,386,094 shares), plus (c) 1.35 shares for each share subject to an award other than a stock option that was granted through December 31, 2012 under the Prior Plans and that subsequently expires, is forfeited, is settled in cash or repurchased (up to a maximum of 1,137,394 shares). At March 31, 2015, 2,223,381 shares were available for issuance under the 2013 Plan.

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

On March 11, 2015, the board of directors approved an amendment and restatement of the 2013 Plan to, among other things, increase the shares of common stock available for grant under the 2013 Plan by 2,550,000 shares, subject to and effective upon approval of the amendment and restatement by our stockholders.

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

The following table summarizes share-based compensation expense (income) recorded in the three months ended March 31, 2015 and 2014 (in millions):

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Outstanding employee and non-employee stock option grants	$2.4	$2.2
Outstanding restricted stock awards	(6.9)	1.2
Employee stock purchase plan	0.1	0.1
Total compensation cost (income)	$(4.4)	$3.5

During the three months ended March 31, 2015, the Company granted 1,210,146 stock options, of which 1,165,146 granted in connection with annual merit awards and 45,000 were granted to new hires. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below. The weighted average grant date fair value of option awards granted during the three months ended March 31, 2015 and 2014 was $7.49 per option and $11.12 per option, respectively.

The following table summarizes the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Expected volatility	61%	67%	61%	66%
Expected dividends	—	—	—	—
Expected life (years)	6.2	6.2	0.5	0.5
Risk-free interest rate	1.8%	2.2%	0.1%	0.1%

At March 31, 2015, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $20.5 million, net of estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.8 years.

During the three months ended March 31, 2015, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 225,400 shares of common stock. Additionally, during the three months ended March 31, 2015, the Company issued 58,398 shares of common stock to employees under the ESPP.

Restricted Stock Awards

The Company has also made awards of time-based and performance-based restricted common stock to employees and officers. During the three months ended March 31, 2015, the Company awarded 250,087 shares of time-based restricted common stock primarily to its officers in connection with its annual merit grants. The time-based restricted common stock vest as to 25% on the one year anniversary of the grant date and as to 6.25% quarterly over three years that follow the grant date. The time-based awards are generally forfeited if the employment relationship terminates with the Company prior to vesting.

Between 2011 and early 2013, the Company awarded 949,620 shares of performance-based restricted common stock to employees and officers. The performance-based restricted common stock vests upon FDA approval of Glatopa on or before the performance deadline date of March 28, 2015 according to the following vesting schedule: 50% of the shares vest upon FDA approval and 50% vest upon the one-year anniversary of FDA approval. The Company had historically determined that the performance condition was probable of being achieved by March 28, 2015 and, as a result, had recognized approximately $10.5 million of stock compensation costs related to the awards. On March 11, 2015, the Board of Directors approved an amendment to the awards extending the performance deadline date to September 1, 2015 and reducing the original number of shares subject to each award by 15% on the 29th of each month, beginning March 29, 2015. On March 29, 2015, 117,898 shares of performance-based restricted common stock were forfeited pursuant to the modified awards.  The Company evaluated the modification and determined it was a Type III modification or “Improbable to Probable” pursuant to ASC 718 as the awards, on the date of modification, were no longer deemed to be probable of being earned by March 28, 2015. As a result, the Company reversed the cumulative compensation cost related to the original awards of $10.5 million in the first quarter of 2015. Also, in accordance with ASC 718, the Company re-measured the modified awards with a measurement date of March 11, 2015, and determined the aggregate compensation was $9.8 million.  The FDA approved Glatopa on April 16, 2015.  The Company will recognize the compensation cost of the new awards as follows: the first 50% of the awards will be expensed beginning on March 11, 2015 and ending on April 16, 2015, the date of FDA approval, and the remaining 50% of the awards expected to vest will be expensed beginning on March 11, 2015 and ending on April 16, 2016, the one year anniversary of FDA approval. Accordingly, approximately $3.0 million of stock compensation cost was recognized in the quarter ended March 31, 2015.

The Company recorded share-based compensation expense related to outstanding restricted stock awards, including the performance-based restricted common stock, of $(6.9) million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to $14.2 million, which is expected to be recognized over the weighted average remaining requisite service period of 1.7 years.

A summary of the status of nonvested shares of restricted stock as of March 31, 2015 and the changes during the three months then ended are presented below (in thousands, except fair values):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	1,174	$15.15
Granted	250	13.02
Vested	(85)	16.64
Forfeited	(127)	14.57

Nonvested at March 31, 2015	1,212	$14.67

Nonvested shares of restricted stock that have time-based or both performance-based and time-based vesting conditions as of March 31, 2015 are summarized below (in thousands):

Vesting Schedule	Nonvested Shares
Time-based	544
Performance-based and time-based	668

Nonvested at March 31, 2015	1,212

7. Tax Incentive Agreement

In March 2012, the Company entered into a Tax Incentive Agreement with the Massachusetts Life Sciences Center, or MLSC, under the MLSC’s Life Sciences Tax Incentive Program, or the Program, to expand life sciences-related employment opportunities, promote health-related innovations and stimulate research and development, manufacturing and commercialization in the life sciences in the Commonwealth of Massachusetts. The Program was established in 2008 in order to incentivize life sciences companies to create new sustained jobs in Massachusetts. Under the Tax Incentive Agreement, companies receive an award from the MLSC upon attaining job creation commitment. Jobs must be maintained for at least five years (2012 - 2016), during which time a portion of the grant proceeds can be recovered by the Massachusetts Department of Revenue if the Company does not maintain its job creation commitments. As the Company attained its job creation commitment in 2012 and maintained it in both 2013 and 2014, it recognized one-fifth of the $1.1 million job creation tax award, or $0.2 million, as other income in each of the years ended December 31, 2014, 2013 and 2012. The unearned portion of the award is included in other liabilities in the consolidated balance sheet. The Company will continue to recognize an equal portion of the award as other income over the five year period it must maintain its job creation commitments.

8. At-The-Market Offering

In May 2014, the Company entered into an At-the-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which the Company is authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. The Company paid Stifel a commission of 2.0% of the gross proceeds from the sale of shares of our common stock under this facility.

The offering is being conducted by the Company pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission (Reg. No. 333-188227) and a related prospectus supplement. The Company intends to use the net proceeds from this facility to advance its development pipeline and for general corporate purposes, including working capital. As of March 31, 2015 the Company sold approximately 4.1 million shares of common stock under this facility, raising aggregate net proceeds of approximately $52.0 million. The Company sold approximately an additional 1.4 million shares of common stock under this facility subsequent to quarter-end through April 20, 2015 resulting in aggregate net proceeds of approximately $21.5 million.

In April 2015, the Company entered into a new At-the-Market Equity Offering Sales Agreement with Stifel, under which the Company is authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. Sales of common stock under this facility will be made pursuant to an effective shelf registration statement previously filed with the Securities and Exchange Commission (Reg. No. 333-188227) and a related prospectus supplement.  Please see Note 10 “Subsequent Events” for information regarding the new Sales Agreement.

9. Commitments and Contingencies

Operating Leases

The Company leases office space and equipment under various operating lease agreements.

In September 2004, the Company entered into an agreement with Vertex Pharmaceuticals, or Vertex, to lease 53,323 square feet of office and laboratory space located on the fourth and fifth floors at 675 West Kendall Street, Cambridge, Massachusetts, for an initial term of 80 months, or the West Kendall Sublease. In November 2005, the Company amended the West Kendall Sublease to lease an additional 25,131 square feet through April 2011. In April 2010, the Company exercised its right to extend the West Kendall Sublease for one additional term of 48 months, ending April 2015, or on such other earlier date as provided in accordance with the West Kendall Sublease. During the extension term, which commenced on May 1, 2011, annual rental payments increased by approximately $1.2 million over the previous annual rental rate. On July 15, 2014, the Company and Vertex entered into an agreement to extend the term of the West Kendall Sublease through

April 2018, or such other earlier date as provided in accordance with the West Kendall Sublease.  During the extension term, which commenced on May 1, 2015, annual rental payments will be approximately $4.8 million.

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

Total operating lease commitments as of March 31, 2015 are as follows (in thousands):

Operating Leases
April 1, 2015 through December 31, 2015	$8,406
2016	9,189
2017	4,924
2018	1,608

Total future minimum lease payments	$24,127

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

Glatopa-and M356 (40 mg)-Related Litigation

On August 28, 2008, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against the Company and Sandoz in the United States Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for Glatopa. The suit alleged infringement related to four of the seven Orange Book-listed patents for Copaxone and sought declaratory and injunctive relief that would prohibit the launch of the Company’s product until the last to expire of these patents. The Orange Book is a publication of the FDA that identifies drug products approved on the basis of safety and effectiveness by the FDA under the Federal Food, Drug, and Cosmetic Act and includes patents that are purported by the drug application owner to protect each drug. If there is a patent listed for the branded drug in the Orange Book at the time of submission of an ANDA, or at any time before an ANDA is approved, a generic manufacturer’s ANDA must include one of four types of patent certifications with respect to each listed patent. See Part I, Item 1. “Business—Regulatory and Legal Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book-listed patents, as well as two additional patents, in the same patent family adjudicated in that lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book-listed patents for Copaxone, and in October 2010, the Court consolidated the Mylan case with the case against the Company and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. In July 2012, the Company appealed the decision to the Court of Appeals for the Federal

Circuit, or CAFC, and in July 2013, the CAFC issued a written opinion invalidating several of the nine patents, including one non-Orange Book-listed patent which is set to expire in September 2015. The other patents expired on May 24, 2014. The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. In September 2013, Teva filed a petition for rehearing of the CAFC decision, and in October 2013 the CAFC denied the petition. Teva filed a petition for review by the Supreme Court of the United States in January 2014, and in March 2014 the Supreme Court granted certiorari in the case in order to review the appropriate standard for deference to district court findings in claim construction. Briefing was completed in September 2014, and oral argument was held in October 2014. On January 20, 2015, the Supreme Court vacated the 2013 decision of the CAFC and remanded the case to the CAFC for additional findings to determine the validity of the relevant patent claims that had previously been determined to be invalid. The parties filed briefs with the CAFC on March 2, 2015. On April 16, 2015, upon FDA approval of Glatopa, the Company requested an expedited decision with a full opinion to follow later.  The Company expects the CAFC could issue a decision at any time.

On September 10, 2014, Teva and Yeda filed suit against the Company and Sandoz in the United States Federal District Court in the District of Delaware in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356 (40 mg). The suit alleges infringement related to two Orange Book-listed patents for 40 mg/mL Copaxone, each expiring in 2030, and seeks declaratory and injunctive relief prohibiting the launch of the Company’s product until the last to expire of these patents. The Company and Sandoz have asserted various defenses and filed counterclaims for declaratory judgments of non-infringement, invalidity and unenforceability of both patents. On April 10, 2015, Teva and Yeda filed an additional suit against the Company and Sandoz in the United States District Court for the District of Delaware alleging infringement related to a third Orange Book-listed patent for 40 mg/mL Copaxone, which issued in March 2015 and expires in 2030.

Enoxaparin Sodium Injection-related Litigation

On September 21, 2011, the Company and Sandoz sued Amphastar, Actavis and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar) in the United States District Court for the District of Massachusetts for infringement of two of the Company’s patents. Also in September, 2011, the Company filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar, Actavis and International Medical Systems, Ltd. from selling their enoxaparin product in the United States. In October 2011, the District Court granted the Company’s motion for a preliminary injunction and entered an order enjoining Amphastar, Actavis and International Medical Systems, Ltd. from advertising, offering for sale or selling their enoxaparin product in the United States until the conclusion of a trial on the merits and required the Company and Sandoz to post a security bond of $100 million in connection with the litigation. Amphastar, Actavis and International Medical Systems, Ltd. appealed the decision to the CAFC, and in January 2012, the CAFC stayed the preliminary injunction. In August 2012, the CAFC issued a written opinion vacating the preliminary injunction and remanding the case to the District Court. In September 2012, the Company filed a petition with the CAFC for a rehearing by the full court en banc, which was denied. In February 2013, the Company filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court and in June 2013 the Supreme Court denied the petition.

In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC and in July 2013, the District Court granted the motion for summary judgment. The Company filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling. The Company opposed this motion and the CAFC denied the motion in May 2014. The CAFC set a briefing schedule which ended in November 2014. The CAFC held a hearing on the Company’s appeal on May 4, 2015 and the Company expects that the CAFC could issue a decision in 2015. The collateral for the security bond posted in the litigation remains outstanding. In the event that the Company is not successful in any appeal, and Amphastar and Actavis are able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. Amphastar has filed motions to increase the amount of the security bond, which the Company and Sandoz have opposed.

10. Subsequent Events

FDA Approval of Glatopa

On April 16, 2015, the FDA granted sole marketing approval of the ANDA for once-daily Glatopa™ (glatiramer acetate injection) 20 mg/mL, a generic equivalent of once-daily COPAXONE® 20 mg/mL. Glatopa, formerly referred to as M356, was developed under the Second Sandoz Collaboration Agreement. The Company earned a $10.0 million regulatory milestone payment upon Glatopa receiving sole FDA approval.

New ATM Sales Agreement

On April 21, 2015, the Company entered into a new At-the-Market Equity Offering Sales Agreement with Stifel, under which the Company is authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. The Company is required to pay Stifel a commission of 2.0% of the gross proceeds from the sale of shares of its common stock under this facility. From April 21 through April 30, 2015, the Company recorded net proceeds of $6.9 million from the sale of 0.4 million shares of common stock sold through the ATM.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many important factors, such as those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

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

To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. Although we were profitable in fiscal years 2010 and 2011, since that time we have been incurring operating losses and we may potentially incur annual operating losses over the next several years as we advance our drug development portfolio. As of March 31, 2015, we had an accumulated deficit of $391 million. We will need to generate significant revenue to return to profitability. We expect that our return to profitability, if at all, will most likely come from the commercialization of the products in our drug development portfolio.

Complex Generics

Enoxaparin Sodium Injection —Generic Lovenox®

Excluding contractual adjustments under our collaboration agreement, our royalties on Enoxaparin Sodium Injection decreased from $4.8 million in the first three months of 2014 to $2.7 million in the first three months of 2015, on Sandoz net sales of $47.5 million and $25.9 million, respectively, for those periods. In addition to Sanofi’s branded generic, which was launched in October 2011, and the generic product by Actavis and Amphastar, which was launched in January 2012, Teva announced that it launched a generic version of enoxaparin sodium injection in February 2015. These competitors and the potential entry of future generics may cause continued downward price pressure and decreased market share in the United States for our Enoxaparin Sodium Injection.

Glatopa™ — Generic Copaxone® (glatiramer acetate injection) 20 mg/mL (formerly M356)

On April 16, 2015, the FDA granted marketing approval of the Abbreviated New Drug Application for once-daily Glatopa TM (glatiramer acetate injection) 20 mg/mL (formerly referred to as M356), a generic equivalent of once-daily Copaxone® 20 mg/mL. Glatopa is the first “AP” rated, substitutable generic equivalent of once-daily Copaxone.  Based upon receiving sole approval, we earned a $10.0 million regulatory milestone payment under our collaboration with Sandoz.  We are eligible to receive another $10.0 million milestone payment upon first commercial sale of Glatopa. Sandoz is planning for a commercial launch of Glatopa in 2015.

The lawsuit filed against us by Teva and Yeda Research and Development Co., Ltd, or Yeda, in response to the filing of the ANDA with a Paragraph IV certification for Glatopa is on-going. The one patent subject to the suit that has not expired is set to expire in September 2015. A description of the proceedings is set forth under Part II, Item 1 “Legal Proceedings.” Prior to the earlier of (i) the final resolution of the lawsuit (including all potential appeals) or (ii) September 2015, a launch of Glatopa would be at risk of a court finding that Glatopa infringes Teva’s patent and, if Teva is ultimately successful, we and Sandoz could be liable for significant damages. Under our collaboration agreement, Sandoz has the right to decide whether and when to launch at risk and is evaluating the potential to launch prior to final resolution of the lawsuit (including all potential appeals). If Sandoz chooses to launch at risk, until the earlier of resolution of the patent litigation or September 2015, we expect to segregate and restrict cash flow we may receive from Sandoz related to our share of contractual profits on Sandoz’s sales of Glatopa, during the at-risk period, for payment of potential damages. If we and Sandoz become liable for damages due to an at-risk launch we are required to pay our contractual portion of the damage amount to Sandoz by deductions of up to 50% of our post-decision Glatopa revenue, on a quarterly basis, until we have paid our share of the damages.

In addition to the current lawsuit, Teva may seek to take additional legal actions to challenge FDA approval of Glatopa and prevent or delay the launch of Glatopa.  Such actions may include appealing FDA denials of its prior Citizen Petitions in U.S. federal district court and seeking injunctive relief to reverse FDA approval of Glatopa. Such actions may also include seeking injunctive relief preventing launch in the existing patent litigation or the filing of additional patent infringement suits. For additional information about these and other possible actions, see the following important risks and uncertainties set forth under Part II, Item 1A. “Risk Factors”: “—If Teva is successful in the ongoing Copaxone patent litigation by enjoining the manufacture or sale of Glatopa by Sandoz or in otherwise asserting its alleged patent rights relating to the manufacturing and sale of Copaxone, Sandoz may not be able to launch Glatopa until September 2015, or we and Sandoz may have to pay significant damages if Sandoz launches before September 2015 and Glatopa is found to infringe Teva’s patents;” “—If Teva sues the FDA seeking to reverse the FDA’s denial of its citizen petitions seeking to prevent the marketing approval of Glatopa, and is successful, Sandoz could be prohibited from launching or continuing to sell Glatopa and our business would be materially adversely affected; “ “—Teva may allege that we are infringing existing, additional issued or pending patents it holds. If this occurs we may expend substantial resources in resulting litigation, the outcome of which would be uncertain. Any unfavorable outcome in such litigation could delay the launch of Glatopa beyond September 2015, cause damages that reduce our contract profits, or interrupt future sales of Glatopa and may have a material adverse effect on our business;” and “—If efforts by manufacturers of branded products to delay or limit the use of generics or biosimilars are successful, our sales of generic and biosimilar products may suffer.”

We believe there is a meaningful market opportunity for Glatopa. The price for Copaxone 20 mg/mL has increased over 165% since 2009 and there is no other generic for multiple sclerosis currently available. However, Teva received marketing approval of its three-times-weekly 40 mg/mL formulation of Copaxone in January 2014. In February 2015, Teva reported that over 60% of patients previously using its once-daily 20 mg/mL formulation have converted to its three-times-weekly formulation. Because Glatopa is only a substitutable generic version of the 20 mg/mL formulation of Copaxone, the market potential of Glatopa is negatively impacted by the conversion of patients from once-daily Copaxone to three-times-weekly Copaxone. Teva reported $4.2 billion in worldwide sales of Copaxone (20 mg/mL and 40 mg/mL) in 2014, $3.1 billion of which was from the United States.

Glatopa was formerly referred to as M356. M356 (40 mg) now refers to the Company’s generic product candidate for three-times-weekly Copaxone 40 mg/mL.

M356 (40 mg) — Generic Three-times-weekly Copaxone® (glatiramer acetate injection), 40 mg/mL

In August 2014, an ANDA with a Paragraph IV certification for our generic version of three-times-weekly 40 mg/mL Copaxone was filed with the FDA. If we are successful in our challenge of the patents related to 40 mg/mL Copaxone, and assuming customary patent litigation timelines, we believe M356 (40 mg) could be approved, following expiration of any 30-month stay, if applicable, as early as the first quarter of 2017.

Biosimilars

M923 —Biosimilar HUMIRA® (adalimumab) Candidate

We and Baxter are pursuing a global regulatory strategy for M923. In December 2014, a clinical trial application, or CTA, to initiate a pharmacokinetic clinical trial for M923 was accepted by the UK Medicines and Healthcare Products Regulatory Agency. The trial, a randomized double-blind, single dose study in healthy volunteers to compare the pharmacokinetics, safety, tolerability and immunogenicity of M923 versus EU-sourced HUMIRA and US-sourced HUMIRA, commenced in the first quarter of 2015. Baxter plans to enroll approximately 300 volunteers across three sites and we expect data to be available in the fourth quarter of 2015.  Baxter is planning to submit the first regulatory application for marketing approval for M923 as early as 2017.

M834 —Biosimilar ORENCIA® (abatacept) Candidate

M834 was previously being developed and commercialized in collaboration with Baxter. In February 2015, Baxter terminated in part our collaboration as it relates specifically to M834. Prior to termination, in October 2014, we achieved a pre-defined “minimum development criteria” milestone under the Baxter collaboration, resulting in us receiving a license payment of $7.0 million. Following Baxter’s termination, we retain all worldwide development and commercialization rights for M834. We plan to continue to develop M834 with a goal of being able to enter clinical development in 2016 and continue to identify and explore potential collaboration opportunities for the program. We believe there is currently limited biosimilar competition for M834.

M511 —Biosimilar AVASTIN ® (bevacizumab) Candidate

M511 is a biosimilar candidate for AVASTIN® (bevacizumab). AVASTIN is a tumor-starving (anti-angiogenic) therapy. Avastin is designed to block a protein called vascular endothelial growth factor, or VEGF. Normal cells make VEGF, but some cancer cells make too much VEGF. Blocking VEGF may prevent the growth of new blood vessels, including normal blood vessels and blood vessels that feed tumors. AVASTIN is indicated for the treatment of patients with a certain type of brain tumor, and certain types of cancers of the kidney, lung, colon, cervix, and ovary. AVASTIN is marketed by Genentech.

M511 was previously under development in collaboration with Baxter. In December 2013, following an internal portfolio review, Baxter terminated its option to license M511 under the collaboration.

Other Biosimilar Candidates

We also have six other earlier stage biosimilar programs that we believe will allow us to broaden our biosimilar product portfolio and technology base. We seek to identify and collaborate with strategic partners who can bring best-in-class, global commercial capabilities and can help secure high quality, low cost manufacturing and distribution. We seek to leverage our capabilities and expertise to advance programs to a stage where we can derive optimal stockholder value from each of our collaborations.

In February 2015, Baxter’s right to include three additional programs under our collaboration expired without being exercised.  We continue to identify and explore potential opportunities to partner one or more of our biosimilar programs, other than M923, with a goal of entering into one or more agreements in the second half of 2015.

As of March 31, 2015, we had over 100 employees working on our biosimilars programs.  We maintain a state-of-the-art development facility for bioprocess manufacturing development and scale-up.

Novel Therapeutics

Necuparanib

In October 2014, we successfully completed Part A and reported positive top-line data from our Phase 1/2 clinical trial in patients with advanced metastatic pancreatic cancer, which we initiated in 2012. We determined a maximum tolerated dose of 5 mg/kg. We believe the safety data and early signals of efficacy from Part A are very encouraging. We believe the 5 mg/kg dose has the potential to provide significantly higher levels of activity against multiple cancer targets than traditional anticoagulant heparins have achieved. At this dose level, no significant additional toxicity to what would be expected with the underlying Abraxane / gemcitabine combination was observed. Additionally, as the necuparanib dose was increased across cohorts, no dose proportional trends in adverse events were observed. We believe these results suggest the possibility of combining necuparanib with many other chemotherapy and targeted therapy standards of care in a variety of other tumor types. We plan to present more mature data from Part A in June 2015 at the American Society of Clinical Oncology annual meeting.

In October 2014, we initiated Part B, or Phase 2, of the Phase 1/2 trial. We expect data from Phase 2 to be available as early as the end of 2016 or the first half of 2017.

In June 2014, necuparanib received Orphan Drug Designation from the U.S. FDA for the treatment of pancreatic cancer. In December 2014, we received Fast-Track designation by the FDA for necuparanib as a first-line treatment in combination with Abraxane® and gemcitabine in patients with metastatic pancreatic cancer.

Other Novel Therapeutic Programs

We are continuing to advance our SIF3 and Anti-FcRn programs with a goal of entering both programs into clinical development in late 2016. We continue to identify and explore potential opportunities to partner the further development and commercialization of our hsIVIg program.

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

At-the-Market Facilities

In order to invest in our development pipeline and for other general corporate purposes, in May 2014, we entered into an At-the-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, establishing an At-the-Market financing facility, or ATM, pursuant to which we authorized the sale of our common stock from time to time up to an aggregate of $75 million. In the three months ended March 31, 2015, we sold approximately 2.6 million shares of common stock under the ATM, raising net proceeds of approximately $33.7 million.  Through March 31, 2015, we sold approximately 4.1 million shares of common stock under the ATM, raising net proceeds of approximately $52.0 million. From April 1, 2015 through April 20, 2015, we sold approximately 1.4 million additional shares of common stock under the ATM, raising net proceeds of approximately $21.5 million, and concluded sales under the May 2014 Sales Agreement. We paid Stifel a commission of 2.0% of the gross proceeds from the sale of shares of our common stock.

In April 2015, we entered into a new At-the-Market Equity Offering Sales Agreement with Stifel, establishing a new ATM, pursuant to which we may sell from time to time up to an aggregate of an additional $75 million of our common stock. We intend to use the net proceeds from this facility primarily for general corporate purposes, including working capital. We will pay Stifel a commission of 2.0% of the gross proceeds from the sale of shares of our common stock under this facility. From April 21 through April 30, 2015, we recorded net proceeds of $6.9 million from the sale of 0.4 million shares of common stock sold under the new ATM.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

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

For the three months ended March 31, 2015, we earned $2.7 million in royalties on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $25.9 million. For the three months ended March 31, 2014, we earned $4.8 million in royalties on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $47.5 million. The decrease in our product revenue of $2.1 million, or 44%, and the decrease in Sandoz’s net sales of $21.6 million, or 45%, from the 2014 period to the 2015 period are both due to decreased unit sales due to lower market share, and lower prices in response to competitor pricing reductions on enoxaparin.

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

•                           under the 2006 Sandoz Collaboration for amortization of the equity premium (2014 period only);

•                           under the Baxter Agreement for reimbursement of research and development services and reimbursement of development costs for M923 (all periods presented); and

•                           under the Baxter Agreement for amortization of a portion of $40 million upfront and M834 license payment (all periods presented).

Research and development revenue was $5.8 million and $6.0 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in research and development revenue of $0.2 million, or 3%, from the 2014 period to the 2015 period is primarily due to lower reimbursable development costs for M923.

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

Research and development expense for the three months ended March 31, 2015 was $22.7 million, compared with $26.7 million for the three months ended March 31, 2014. The decrease of $4.0 million, or 15%, from the 2014 period to the 2015 period was primarily due to the reversal of prior period stock compensation expense associated with performance based stock awards.  In 2011 and 2012, we granted broad-based performance stock awards that vested 50% upon approval of the Glatopa ANDA and 50% one year later.  The awards were scheduled to expire March 28, 2015.  In March 2015, we amended the awards to extend the performance period to September 2015, but with share amounts that decreased monthly.  Upon the amendment, stock compensation previously recognized was reversed and stock compensation in the first quarter was recognized ratably based on the April 2015 Glatopa ANDA approval.  In the first quarter of 2015 research and development expense included a stock compensation credit of $5.1 million and expense of $1.5 million relating to the performance grants.

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

The following table sets forth the primary components of our research and development external expenditures, including the amortization of our intangible asset, for each of our principal development programs for the three months ended March 31, 2015 and 2014. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Phase of	Three Months Ended March 31,		Project
	Development as of	2015		Inception to
	March 31, 2015	2015	2014	March 31, 2015
External Costs Incurred by Product Candidate:
Glatopa and M356 (40 mg)—Generic Copaxone®	ANDAs filed (1)	$147	$296	$48,154
Necuparanib—Oncology Product Candidate	Phase 2	2,100	1,094	27,174
Biosimilars	Various (2)	3,896	5,815	59,418
Other novel therapeutic programs	Discovery	2,147	244
Internal Costs		14,459	19,243

Total Research and Development Expenses		$22,749	$26,692

(1)                   Sandoz’s ANDA for Glatopa was approved on April 16, 2015. The ANDA for M356 (40 mg) is currently under FDA review.

(2)                   Biosimilars includes M923, a biosimilar version of HUMIRA® (adalimumab), M834, a biosimilar version of ORENCIA® (abatacept), M511, a biosimilar version of AVASTIN® (bevacizumab), as well as other biosimilar candidates. A pharmacokinetic clinical trial for M923 commenced in the first quarter of 2015. M834 is in the non-clinical phase of development, and the other biosimilar candidates are in discovery and process development.

The decrease of $0.1 million in Glatopa and M356 (40 mg) external expenditures from the 2014 period to the 2015 period was due to lower process development activities, manufacturing and third-party costs. Our necuparanib external expenditures increased by $1.0 million from the 2014 period to the 2015 as Part B, or Phase 2, of the Phase 1/2 trial got underway. The decrease of $1.9 million in biosimilars external expenditures from the 2014 period to the 2015 period was due to lower third-party process development and contract research costs incurred for our M923 biosimilar. The increase of $1.9 million in other novel therapeutics program external expenditures from the 2014 period to the 2015 period was primarily due to increased expenditures to support development of product candidates.

The decrease of $4.8 million in research and development internal costs from the 2014 period to the 2015 period was primarily due to the reversal of prior period stock compensation expense associated with performance-based stock awards. In the first quarter of 2015 research and development expense included a stock compensation credit of $5.1 million and expense of $1.5 million relating to the performance grants.

General and Administrative Expense

General and administrative expenses consist primarily of salaries and other related costs for personnel in general and administrative functions, professional fees for legal and accounting services, royalty and license fees, insurance costs, and allocated rent, facility and lab supplies, and depreciation expense.

General and administrative expense for the three months ended March 31, 2015 was $7.9 million, compared with $11.7 million for the three months ended March 31, 2014. The decrease of $3.8 million, or 32%, from the 2014 period to the 2015 period was primarily due to the reversal of prior period stock compensation expenses associated with performance based stock awards. In the first quarter of 2015 general and administrative expense included a stock compensation credit of $5.4 million and expense of $1.5 million relating to the performance grants.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

Interest Income

Interest income was $0.1 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. The decrease of $0.1 million from the 2014 period to the 2015 period was primarily due to lower average investment balances.

Other Income

Other income was $0.1 million for each of the three months ended March 31, 2015 and 2014 and represents other income related to a job creation tax award that was granted to us in the fourth quarter of 2012.

Liquidity and Capital Resources

At March 31, 2015, we had $198.7 million in cash, cash equivalents and marketable securities and $5.9 million in accounts receivable. In addition, we also held $20.7 million in restricted cash, of which $17.5 million serves as collateral for a security bond posted in the litigation against Actavis, Amphastar and International Medical Systems, Ltd. We received an additional $28.4 million of cash in April through sales of common stock under our ATM facilities. Our funds at March 31, 2015 were primarily invested in senior debt of government-sponsored enterprises, commercial paper, asset-backed securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 12 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant market risk at March 31, 2015.

We have funded our operations primarily through the sale of equity securities and payments received under our collaboration and license agreements, including product revenue from Sandoz’s sales of Enoxaparin Sodium Injection. Since our inception through March 31, 2015, we have received $459 million through private and public issuances of equity securities. As of March 31, 2015, we had received a cumulative total of $605 million under our collaborations with Sandoz, including $461 million in Enoxaparin Sodium Injection product revenue, and $75 million under our collaboration with Baxter, including a $33 million upfront payment, $23 million in reimbursement of research and development services and costs and $19 million in license and milestone payments.

We expect to finance and manage our planned operating and expenditure requirements principally through our current cash, cash equivalents and marketable securities and capital raised through equity financings, including utilization of our At-the-Market financing facility. We believe that these funds will be sufficient to meet our operating requirements through at least the end of 2016.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(28,576)	$(20,209)
Net cash provided by investing activities	$28,259	$34,112
Net cash provided by financing activities	$36,576	$1,841
Net increase in cash and cash equivalents	$36,259	$15,744

Cash used in operating activities

The cash provided by or used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Cash used in operating activities was $28.6 million for the three months ended March 31, 2015 reflecting a net loss of $21.9 million. The net loss for the period includes $4.4 million of non-cash income, net, in stock compensation for the reversal of prior period stock compensation expense associated with performance-based stock awards. The net loss plus the net change in stock compensation was partially offset by non-cash charges of $2.4 million for depreciation and amortization of property, equipment and intangible assets and $0.3 million for amortization of purchased premiums on our marketable securities. In addition, the net change in our operating assets and liabilities used cash of $5.0 million and resulted from: decreases in accounts receivable and unbilled revenue totaling $1.7 million due to lower Enoxaparin Sodium Injection royalty revenue resulting from lower units sold and lower pricing due to a new market entrant; a decrease in accounts payable of $1.9 million due to timing of vendor payments; a decrease in accrued expenses of $3.0 million primarily due to the payout of employee bonuses for their performance in 2014; a decrease in deferred revenue of $1.7 million, due to higher quarterly amortization of revenue from the $33.0 million Baxter upfront payment and $7 million M834 license payment; and a decrease in other long-term liabilities of $0.2 million, of which $0.1 million represents the amortization of a job creation tax award and $0.1 million is the amortization of the tenant improvement allowance over the term of our facility lease.

Cash used in operating activities was $20.2 million for the three months ended March 31, 2014 reflecting a net loss of $27.4 million, which was partially offset by non-cash charges of $2.1 million for depreciation and amortization of property, equipment and intangible assets,

$3.5 million for share-based compensation and $0.8 million for amortization of purchased premiums on our marketable securities. In addition, the net change in our operating assets and liabilities provided cash of $0.7 million and resulted from a decrease in accounts receivable of $5.3 million due to the receipt of fourth quarter 2013 reimbursable M923 FTEs and expenses incurred in connection with the Baxter Agreement. The cash provided from the collection of accounts receivable of $5.3 million was offset by an increase in unbilled revenue of $0.3 million, due to increased reimbursable M923 FTEs and expenses partly offset by decreased reimbursable Glatopa and M356 (40 mg) FTEs and expenses; an increase in prepaid expenses and other current assets of $0.2 million, primarily due to advance license fee and clinical study payments to vendors; a decrease in  accounts payable of $1.5 million due to timing of M923 expenses incurred in connection with the Baxter Agreement; a decrease in accrued expenses of $1.4 million as we paid bonuses to our employees for their performance in 2013; a decrease in deferred revenue of $1.0 million, primarily due to the quarterly amortization of revenue from the $33.0 million Baxter upfront payment; and a decrease in other long-term liabilities of $0.1 million primarily due to the amortization of a job creation tax award.

Cash provided by investing activities

Cash provided by investing activities of $28.3 million for the three months ended March 31, 2015 includes cash inflows of $44.5 million from maturities of marketable securities partially offset by cash outflows of $15.7 million for purchases of marketable securities and $0.5 million for capital equipment and leasehold improvements.

Cash provided by investing activities of $34.1 million for the three months ended March 31, 2014 includes cash inflows of $71.0 million from maturities of marketable securities partially offset by cash outflows of $34.4 million for purchases of marketable securities and $2.5 million for capital equipment and leasehold improvements.

Cash provided by financing activities

Cash provided by financing activities of $36.6 million for the three months ended March 31, 2015 includes $33.7 million of net proceeds from the sale of 2.6 million shares of our common stock under the ATM facility and $2.9 million from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

Cash provided by financing activities of $1.8 million for the three months ended March 31, 2014 relate to stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations including royalties payable to third parties and operating lease obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015 have not materially changed since we filed that report.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

There have been no significant changes to our accounting policies during the three months ended March 31, 2015, as compared to the significant accounting policies described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.

New Accounting Standards

See Note 2 to our consolidated financial statements “Summary of Significant Accounting Policies” for a discussion of new accounting standards. The notes to our consolidated financial statements are contained in Part I, Item I of this Quarterly Report on Form 10-Q.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2015, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.         CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2015. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Glatopa and M356 (40 mg)-Related Proceedings

On August 28, 2008, Teva and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against us and Sandoz in the United States Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for Glatopa. The suit alleged infringement related to four of the seven Orange Book-listed patents for Copaxone and sought declaratory and injunctive relief that would prohibit the launch of our product until the last to expire of these patents. The Orange Book is a publication of the FDA that identifies drug products approved on the basis of safety and effectiveness by the FDA under the Federal Food, Drug, and Cosmetic Act and includes patents that are purported by the drug application owner to protect each drug. If there is a patent listed for the branded drug in the Orange Book at the time of submission of an ANDA, or at any time before an ANDA is approved, a generic manufacturer’s ANDA must include one of four types of patent certifications with respect to each listed patent. We and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book-listed patents, as well as two additional patents in the same patent family adjudicated in that lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book-listed patents for Copaxone, and in October 2010, the Court consolidated the Mylan case with the case against us and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. In July 2012, we appealed the decision to the CAFC, and in July 2013, the CAFC issued a written opinion invalidating several of the nine patents, including one non-Orange Book-listed patent which is set to expire in September 2015. The other patents expired on May 24, 2014. The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. In September 2013, Teva filed a petition for rehearing of the CAFC decision, and in October 2013 the CAFC denied the petition. Teva filed a petition for review by the Supreme Court of the United States in January 2014, and in March 2014 the Supreme Court granted certiorari in the case in order to review the appropriate standard for deference to district court findings in claim construction. Briefing was completed in September 2014, and oral argument was held in October 2014. On January 20, 2015, the Supreme Court vacated the 2013 decision of the CAFC and remanded the case to the CAFC for additional findings to determine the validity of the relevant patent claims that had previously been determined to be invalid. The parties filed briefs with the CAFC on March 2, 2015. On April 16, 2015, upon FDA approval of Glatopa, we requested an expedited decision with a full opinion to follow later.  We expect the CAFC could issue a decision at any time. During the pendency of this litigation or any appeal of a decision in this litigation, any launch of Glatopa would be a launch at risk of infringement and should a court rule in favor of Teva, a launch would be delayed until the expiration of the patent in September 2015.

Since 2008, Teva has filed eight Citizen Petitions with FDA requesting that FDA deny the approval of any ANDA filed for generic Copaxone. Of the eight, Teva withdrew one and the FDA denied seven Citizen Petitions, most recently in April 2015 in connection with approving Glatopa.  In May 2014, Teva filed suit against the FDA in the United States District Court for the District of Columbia, seeking a court order granting the relief sought in the Citizen Petitions. We and Sandoz intervened in the suit, and following a hearing on a motion for the preliminary injunction, the Court dismissed the case for lack of jurisdiction prior to approval of the ANDA.  Teva had not filed suit relating to the denial of its Citizen Petition at the time of FDA marketing approval of Glatopa.  Teva may file suit seeking to reverse the FDA approval of Glatopa or otherwise continue to engage in activities that seek to challenge the approval, or delay the launch of Glatopa.

On September 10, 2014, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against us and Sandoz in the United States Federal District Court in the District of Delaware in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356 (40 mg). The suit alleges infringement related to two Orange Book-listed patents for 40 mg/mL Copaxone, each expiring in 2030, and seeks declaratory and injunctive relief prohibiting the launch of our product until the last to expire of these patents. We and Sandoz have asserted various defenses and filed counterclaims for declaratory judgments of non-infringement, invalidity and unenforceability of both patents. A trial in the district court is scheduled for September 2016. On April 10, 2015, Teva and Yeda filed an additional suit against the Company and Sandoz in the United States District Court for the District of Delaware alleging infringement related to a third Orange Book-listed patent for 40 mg/mL Copaxone, which issued in March 2015 and expires in 2030.

Enoxaparin Sodium Injection-Related Proceedings

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

In January 2013, Amphastar and Actavis filed a motion for summary judgment in the District Court following the decision from the CAFC and in July 2013, the District Court granted the motion for summary judgment. We have filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling. We opposed this motion and the CAFC denied the motion in May 2014. The CAFC set a briefing schedule which ended in November 2014. The CAFC held a hearing on our appeal on May 4, 2015, and we expect a decision in 2015.

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

We have incurred significant losses since our inception in May 2001. At March 31, 2015, our accumulated deficit was $391 million. We may incur annual operating losses over the next several years as we expand our drug commercialization, development and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.

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

If Teva is successful in the ongoing Copaxone patent litigation by enjoining the manufacture or sale of Glatopa by Sandoz or in otherwise asserting its alleged patent rights relating to the manufacturing and sale of Copaxone, Sandoz may not be able to launch Glatopa until September 2015, or we and Sandoz may have to pay significant damages if Sandoz launches before September 2015 and Glatopa is ultimately found to infringe Teva’s patents.

In July 2012, the United States Federal District Court in the Southern District of New York (the “District Court”) issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. See Part II, Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q. The Orange Book-listed patents and one non-Orange Book-listed patent expired on May 24, 2014, however one non-Orange Book-listed patent does not expire until September 1, 2015. In July 2012, we appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in July 2013, the CAFC issued a written opinion invalidating several of the nine patents, including the one patent set to expire in September 2015. Teva appealed the CAFC decision to the Supreme Court of the United States, which in January 2015, vacated the CAFC’s 2013 decision and remanded the case to the CAFC to reconsider and rule on the validity of the patent.

Should Teva succeed in the CAFC on remand, the launch of Glatopa may not occur until September 2015, which would impair our ability to commercialize Glatopa and harm our business and financial condition. Furthermore, even if the decision of the CAFC is favorable to us, Teva may appeal the decision. If Sandoz launches Glatopa prior to a final decision in the patent case (including potential appeals), and Teva is ultimately successful, we and Sandoz may be liable for significant damages and our business and financial condition would be materially harmed. The possibility of incurring liability for such damages may reduce the scope of, or may delay, any launch of Glatopa prior to resolution of the patent litigation. In addition, until the conclusion of the lawsuit, we may not utilize Glatopa cash flows to support program investments, which would limit our ability to invest in ongoing R&D programs or require us to raise capital through equity or debt offerings.

Teva may allege that we are infringing existing, additional issued or pending patents it holds. If this occurs we may expend substantial resources in resulting litigation, the outcome of which would be uncertain. Any unfavorable outcome in such litigation could delay the launch of Glatopa beyond September 2015, cause damages that reduce our contract profits or interrupt future sales of Glatopa and may have a material adverse effect on our business .

Teva may assert existing, additional issued or pending patents with respect to Glatopa, and it may claim that we are infringing those patents, including in connection with the on-going Copaxone patent litigation or otherwise. We expect to continue to incur significant expenses to respond to and litigate these claims. In addition, if we are unsuccessful in litigation, or pending the outcome of litigation or while litigation is pending, a court could issue a temporary injunction or a permanent injunction preventing us from marketing and selling Glatopa which could delay the launch of Glatopa potentially for a significant period beyond September 2015 and prohibiting the use of any manufactured product for commercial sale. Furthermore, we may be ordered to pay damages, potentially including treble damages, if Sandoz launches Glatopa prior to a decision resolving these patent claims and are subsequently found to have willfully infringed Teva’s patent rights. Litigation concerning intellectual property and proprietary technologies is widespread and can be protracted and expensive, and can distract management and other key personnel from running our business.

If we were unsuccessful in any additional patent suits brought by Teva, we may be unable to effectively market Glatopa, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

If Teva sues the FDA seeking to reverse the FDA’s denial of its citizen petitions seeking to prevent the marketing approval of Glatopa, and is successful, Sandoz could be prohibited from launching or continuing to sell Glatopa and our business would be materially adversely affected.

Since 2008, Teva has filed eight Citizen Petitions with FDA requesting that FDA deny the approval of any ANDA filed for generic Copaxone. Of the eight, Teva withdrew one and the FDA denied seven, most recently in April 2015 in connection with approving Glatopa.  In May 2014, Teva filed suit against the FDA in the United States District Court for the District of Columbia, seeking a court order granting the relief sought in the Citizen Petitions. We and Sandoz intervened in the suit, and following a hearing on a motion for the preliminary injunction, the Court dismissed the case for lack of jurisdiction prior to approval of the ANDA.  Teva had not filed suit challenging the April 2015 denial of its Citizen Petition at the time of FDA marketing approval of Glatopa.  Should Teva file suit seeking to reverse the FDA approval of Glatopa and succeeds, Sandoz could be prohibited from launching or continuing to sell Glatopa until the marketing approval is reinstated by the FDA.  Should this occur, our business would be materially adversely affected, we would be limited in our ability to invest in ongoing research and development, and we would have a greater need to raise capital through equity or debt offerings.

If other generic versions of the brand name drugs, or other biosimilars of the reference originator biologics, for which we have products or product candidates, including Glatopa, M356 (40 mg) and M923, are approved and successfully commercialized, our business would suffer.

Generic versions of our products contribute most significantly to revenues at the time of their launch, especially with limited competition. As such, the timing of competition can have a significant impact on our financial results. We expect that certain of our product candidates may face intense and increasing competition from other manufacturers of generic and/or branded products. For example, in September 2009, Mylan announced that the FDA had accepted for filing its ANDA for generic Copaxone and in 2011 Synthon announced that it submitted an ANDA to the FDA for a generic Copaxone. Furthermore, as patents for branded products and related exclusivity periods expire, manufacturers of generic products may receive regulatory approval for generic equivalents and may be able to achieve significant market share. As this happens, and as branded manufacturers launch authorized generic versions of such products, market share, revenues and gross profit typically decline, in some cases, dramatically. If any of our current or potential future generic or biosimilar product offerings, including Glatopa, M356 (40 mg) and M923, enter markets with a number of competitors, we may not achieve significant market share, revenues or gross profit. In addition, as other generic products are introduced to the markets in which we participate, the market share, revenues and gross profit of our generic products would likely decline significantly. In addition, the first biosimilar determined to be interchangeable with a particular reference product for any condition of use is eligible for a period of market exclusivity that delays an FDA determination that a second or subsequent biosimilar product is interchangeable with that reference product for any condition of use until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued under 42 U.S.C. § 262(l)(6). A determination that another company’s product is interchangeable with HUMIRA or another of the reference brand products for which we have a product candidate prior to approval of M923 or other applicable product candidate may therefore delay the potential determination that our product is interchangeable with the reference product, which may materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue.

If an improved version of a reference brand product, such as Copaxone, is developed that has a new product profile and labeling, the improved version of the product could significantly reduce the market share of the original reference brand product, and may cause a significant decline in sales or potential sales of our generic and biosimilar products.

Brand companies may develop improved versions of a reference brand product as part of a life cycle extension strategy, and may obtain approval of the improved version under a supplemental new drug application, for a drug, or biologics license application for a biologic. Should the brand company succeed in obtaining an approval of an improved product, it may capture a significant share of the collective reference brand product market and significantly reduce the market for the original reference brand product and thereby the potential size of the market for our generic or biosimilar products. For example, in January 2014, Teva’s three-times-a-week formulation of Copaxone received marketing approval by the FDA. In February 2015, Teva reported that over 60% of patients previously using its once-daily formulation have converted to its three-times-weekly formulation. As a result, the market potential for Glatopa has decreased, and may decrease further as additional patients are converted from once-daily Copaxone to three-times-weekly Copaxone. In addition, the improved product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the improved product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.

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

As of March 31, 2015, we had cash, cash equivalents and marketable securities totaling $198.7 million. For the three months ended March 31, 2015, we had a net loss of $21.9 million and cash used in operating activities of $28.6 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development and commercialization of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements will depend on many factors, including but not limited to:

•                  the level of sales of Enoxaparin Sodium Injection;

•                  our willingness to utilize any Glatopa cash flows, in whole or in part, generated before resolution of the Copaxone patent case;

•                  whether a final decision, after appeal, is issued in favor of Teva in its Copaxone-related patent infringement litigation matters against us;

•                  the timing and scope of the launch and commercialization of our product candidates, including Glatopa;

•                  whether Teva sues for injunctive relief reversing the FDA’s marketing approval of Glatopa, and the outcome of any such litigation;

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

We expect to finance and manage our planned operating and capital expenditure requirements principally through our current cash, cash equivalents and marketable securities and capital raised through equity financings, including utilization of our At-the-Market financing facility. We believe that these funds will be sufficient to meet our operating requirements through at least the end of 2016. We may seek additional funding in the future through third-party collaborations and licensing arrangements, public or private debt financings or from other sources. Any additional capital raised through the sale of equity may dilute existing investors’ percentage ownership of our common stock. Capital raised through debt financing would require us to make periodic interest payments and may impose potentially restrictive covenants on the conduct of our business. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.

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

Our near-term ability to generate Enoxaparin product revenue depends, in large part, on Sandoz’s continued ability to manufacture and commercialize Enoxaparin Sodium Injection, maintain pricing levels and market share and compete with Lovenox brand competition as well as authorized and other generic competition.

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

The FDA’s practice is to rule within 150 days on Citizen Petitions that seek to prevent approval of an ANDA if the petition was filed after the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA. If, at the end of the 150-day period, the ANDA is not ready for approval or rejection, then the FDA has typically denied and dismissed the petition without acting on the petition. To date, Teva Neuroscience, Inc. has filed eight Citizen Petitions regarding Glatopa, of which seven have been denied and dismissed and one was withdrawn by Teva. However, Teva may seek reversal of the denial of a Citizen Petition in federal court. Other third parties may also file Citizen Petitions requesting that the FDA adopt specific approval standards for generic or biosimilar products. If Teva were to succeed in court in reversing the denial of its Citizen Petitions by the FDA, the approval of Glatopa could be overturned  and Sandoz could be delayed in launching Glatopa or be unable to continue future sales of Glatopa, which would materially harm our business.

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

Generic pharmaceutical products are sold through various channels, including retail, mail order, and to hospitals through group purchasing organizations, or GPOs. As Enoxaparin Sodium Injection is primarily a hospital-based product, a large percentage of the revenue for Enoxaparin Sodium Injection is derived through contracts with GPOs. Currently, a relatively small number of GPOs control a substantial portion of generic pharmaceutical sales to hospital customers. In order to establish and maintain contracts with these GPOs, we believe that we, in collaboration with Sandoz, will need to maintain adequate drug supplies, remain price competitive, comply with FDA regulations and provide high-quality products. The GPOs with whom we or our collaborators have established contracts may also have relationships with our competitors and may decide to contract for or otherwise prefer products other than ours, limiting access of Enoxaparin Sodium Injection to certain hospital segments. Our sales could also be negatively affected by any rebates, discounts or fees that are required by our customers, including the GPOs, wholesalers, distributors, retail chains or mail order services, to gain and retain market acceptance for our products. We anticipate that Glatopa will be primarily distributed through retail channels and mail order services. If we or our collaborators are unable to establish and maintain distribution arrangements with all of these customers, sales of our products, our revenue and our profits would suffer.

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

Our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment requires the commitment of significant financial and managerial resources.

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

Risks Relating to Development and Regulatory Approval

The future success of our business is significantly dependent on the success of our M356 (40mg) product candidate. If we are not able to obtain regulatory approval for commercial sale of M356 (40mg) product candidate, our future results of operations will be adversely affected.

Our future results of operations depend to a significant degree on our ability to obtain regulatory approval for and commercialize M356 (40 mg). Our application for M356 (40 mg) has been under review with the FDA since February 2014. To receive approval, we will be required to demonstrate to the satisfaction of the FDA, among other things, that M356 (40 mg):

•                  contains the same active ingredients as Copaxone 40mg;

•                  is of the same dosage form, strength and route of administration as Copaxone 40 mg, and has the same labeling as the approved labeling for Copaxone 40mg, with certain exceptions; and

•                  meets compendial or other applicable standards for strength, quality, purity and identity, including potency.

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

Determination of therapeutic equivalence of M356 (40 mg) to Copaxone 40mg will be based, in part, on our demonstration of the chemical equivalence of our versions to their respective reference listed drugs. The FDA may not agree that we have adequately characterized M356 (40 mg) or that M356 (40 mg) and Copaxone 40mg are chemical equivalents. In that case, the FDA may require additional information, including nonclinical or clinical test results, to determine therapeutic equivalence or to confirm that any inactive ingredients or impurities do not compromise the product’s safety and efficacy. Provision of sufficient information for approval may be difficult, expensive and lengthy. We cannot predict whether M356 (40 mg) will receive FDA approval as therapeutically equivalent to Copaxone 40mg.

In the event that the FDA modifies its current standards for therapeutic equivalence with respect to generic versions of Copaxone 40mg, or requires us to conduct clinical trials or complete other lengthy procedures, the commercialization of M356 (40 mg) could be delayed or prevented or become more expensive. Delays in any part of the process or our inability to obtain regulatory approval for M356 (40 mg) could adversely affect our operating results by restricting or significantly delaying our introduction of M356 (40 mg).

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

The regulatory climate in the United States for follow-on versions of biologic and complex protein products remains uncertain, even following the recent enactment of legislation establishing a regulatory pathway for the approval of biosimilars. For example, the FDA only recently issued final guidance on certain matters concerning approval of biosimilars, including quality considerations and scientific considerations and to date, only one biosimilar product has been approved, and, to our knowledge, only a few biosimilar applications have been accepted for review by the FDA, under the 351(k) pathway. The new pathway contemplates approval of two categories of follow-on biologic products: (1) biosimilar products, which are highly similar to the existing brand product, notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences from the brand product and (2) interchangeable biologic products, which in addition to being biosimilar can be expected to produce the same clinical result in any given patient without an increase in risk due to switching from the brand product. Only interchangeable biosimilar products would be considered interchangeable at the retail pharmacy level without the intervention of a physician. The new legislation authorizes but does not require the FDA to establish standards or criteria for determining biosimilarity and interchangeability, and also authorizes the FDA to use its discretion to determine the nature and extent of product characterization, nonclinical testing and clinical testing on a product-by-product basis.

Our competitive advantage in this area will depend on our success in demonstrating to the FDA that our analytics, biocharacterization and protein engineering platform technology provides a level of scientific assurance that facilitates determinations of interchangeability, reduces the need for expensive clinical or other testing, and raises the scientific quality requirements for our competitors to demonstrate that their products are highly similar to a brand product. Our ability to succeed will depend in part on our ability to invest in new programs and develop data in a timeframe that enables the FDA to consider our approach as the agency begins to implement the new law. In addition, the FDA will likely require significant new resources and expertise to review biosimilar applications, and the timeliness of the review and approval of our future applications could be adversely affected if there were a decline or even limited growth in FDA funding. Our strategy to reduce and target clinical requirements by relying on analytical and functional non-clinical data may not be successful or may take longer than strategies that rely more heavily on clinical trial data.

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

The results from nonclinical studies of a development candidate and in initial human clinical studies of a development candidate may not predict the results that will be obtained in subsequent human clinical trials. If we are required by regulatory authorities to conduct additional clinical trials or other testing of necuparanib or our other product candidates that we did not anticipate, if we are unable to successfully complete our clinical trials or other tests, or if the results of these trials are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for our drug candidates or we may not be able to obtain marketing approval at all. Our product development costs will also increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products. If any of these events occur, our business will be materially harmed.

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

We also anticipate that application of the existing and evolving reimbursement regimes to biosimilar products will be somewhat uncertain as CMS and private payors determine whether to apply generic drug reimbursement approaches to reimbursement or to develop alternative approaches under Medicare, Medicaid and private insurance coverage.  For example, under Medicare Part B, the assignment of reimbursement codes to a reference drug product and its generic equivalent creates a strong incentive for generic conversion.  CMS has decided to assign separate reimbursement codes for non-interchangeable biosimilars but has not made a decision regarding interchangeable biologic products.   Reimbursement uncertainty could adversely impact market acceptance of biosimilar products.

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

Additionally, the BPCI establishes an abbreviated regulatory pathway for the approval of biosimilars and provides that brand biologic products may receive 12 years of market exclusivity, with a possible six-month extension for pediatric products. By creating a new approval pathway for biosimilars and adjusting reimbursement for biosimilars, the new law could promote the development and commercialization of biosimilars. However, given the uncertainty of how the law will be interpreted and implemented, the impact of the law on our strategy for biosimilars as well as novel biologics remains uncertain. Other provisions in the law, such as the comparative effectiveness provisions, may ultimately impact positively or negatively both brand and biosimilars products alike depending on an applicant’s clinical data, effectiveness and cost profile. If a brand product cannot be shown to provide a benefit over other therapies, then it might receive reduced coverage and reimbursement. While this might increase market share for biosimilars based on cost savings, it could also have the effect of reducing biosimilars’ market share.

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

The FDA has reported that it has a substantial backlog of ANDA filings that have resulted in significant delays in review and approval of applications. As a result, the review and potential approval of our applications for M356 (40 mg) may be significantly delayed.

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

Assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent. We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. For example, two of our European patents are being challenged in opposition proceedings before the European Patent Office. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

There is presently uncertainty regarding the scope of the safe harbor from patent infringement under federal patent law, 35 USC section 271(e)(1), for activities related to developing and submitting information under a federal law. This uncertainty is especially high for our patents protecting our testing methods. The scope and application of the safe harbor is the subject of our on-going patent litigation with Amphastar. Additional information about this litigation is set forth under Part II, Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q. The uncertainty regarding the scope of the safe harbor may impair our ability to enforce certain of our patent rights and reduce the likelihood of enforcing certain of our patent rights to protect our innovations and our products. Accordingly, we do not know the degree of future enforceability for some of our proprietary rights.

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

Under our collaboration agreements, we are dependent upon Sandoz to successfully continue to commercialize Enoxaparin Sodium Injection and we will be dependent on Sandoz to successfully commercialize Glatopa and, if it is approved, M356 (40 mg). We do not control Sandoz’s commercialization activities or the resources it allocates to our products. Our interests and Sandoz’s interests may differ or conflict from time-to-time or we may disagree with Sandoz’s level of effort or resource allocation. Sandoz may internally prioritize our products differently than we do or it may fail to allocate sufficient resources to effectively or optimally commercialize our products. If these events were to occur, our business would be adversely affected.

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

Under the Baxter Agreement, we are dependent upon Baxter to successfully conduct clinical trials for, and if approved, commercialize M923. We do not control Baxter’s administration of the clinical trials, commercialization activities or the resources it allocates to M923. Our interests and Baxter’s interests may differ or conflict from time to time, or we may disagree with Baxter’s level of effort or resource allocation. Baxter may internally prioritize M923 differently than we do or it may not allocate sufficient resources to effectively or optimally administer clinical trials for, or commercialize, M923. If these events were to occur, our business would be adversely affected.

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

The stock market in general and the market prices for securities of biotechnology companies in particular have experienced extreme volatility that often has been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock has been, and is likely to continue to be, volatile. Furthermore, our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•                  any delay in launch of Glatopa;

•                  additional regulatory or legal actions by Teva to overturn Glatopa approval or prevent or delay launch of Glatopa;

•                  delays in achievement of, or failure to achieve, program milestones that are associated with the valuation of our company or significant milestone revenue;

•                  failure of Enoxaparin Sodium Injection to sustain profitable sales or market share that meet expectations of securities analysts;

•                  other adverse FDA decisions relating to our Enoxaparin Sodium Injection product or Glatopa or M356 (40 mg) programs, including an FDA decision to require additional data, including requiring clinical trials, as a condition to M356 (40 mg) ANDA approval;

•                  litigation involving our company or our general industry or both, including litigation pertaining to the launch of our, our collaborative partners’ or our competitors’ products;

•                  a decision in favor of, or against, Teva or Amphastar and Actavis in our patent litigation suits, or a settlement related to any case;

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

Item 6.                   Exhibits

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.1	At-the-Market Equity Offering Sales Agreement, dated as of April 21, 2015, by and between Momenta Pharmaceuticals, Inc. and Stifel, Nicolaus & Company, Incorporated.	8-K	10.1	4/21/15	000-50797
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Label Linkbase Document.
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.REF	XBRL Taxonomy Reference Linkbase Document.

*                      Filed herewith.

**               Furnished herewith.

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to Unaudited, Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: May 5, 2015
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)
Date: May 5, 2015

	By:	/s/ Richard P. Shea
Richard P. Shea, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)