Form 10-Q
period 2015-06-30
MOMENTA PHARMACEUTICALS INC
filed 2015-08-04
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of July 31, 2015.

Class	Number of Shares
Common Stock $0.0001 par value	68,814,771

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are about future events or future results, or are otherwise not statements of historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management. In some cases, these statements can be identified by words such as “anticipate,” “believe,” “continue,” “could,” “hope,” “target,” “project,” “goal,” “objective,” “plan,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “may,” “seek”, “should,” “will,” “would,” “look forward” and other similar words or expressions, or the negative of these words or similar words or expressions. These statements include, but are not limited to, statements regarding our expectations regarding the development and utility of our products; product candidates and novel therapeutic programs; efforts to seek collaboration partners, including without limitation for our biosimilar programs; the timing of clinical trials and the availability of results; the significance and meaning of results of clinical trials, including without limitation, results from our necuparanib clinical trial; the timing of launch of products and product candidates; Glatopa TM (glatiramer acetate injection) product revenues and market potential; our Glatopa and M356 (40 mg)-related patent litigation; collaboration revenues and research and development revenues; manufacturing, including our intent to rely on contract manufacturers; regulatory filings and approvals; and the sufficiency of our cash for future operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$271,807	$61,349
Marketable securities	105,359	130,180
Accounts receivable	33,727	7,427
Unbilled revenue	2,400	2,909
Prepaid expenses and other current assets	2,531	3,465
Total current assets	415,824	205,330
Property and equipment, net	22,819	25,422
Restricted cash	20,719	20,719
Intangible assets, net	4,059	4,589
Other long-term assets	156	156

Total assets	$463,577	$256,216

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,895	$7,433
Accrued expenses	17,345	10,348
Deferred revenue	9,770	5,490
Other current liabilities	579	518
Total current liabilities	29,589	23,789
Deferred revenue, net of current portion	17,098	25,508
Other long-term liabilities	250	551

Total liabilities	46,937	49,848
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 5,000 shares authorized at June 30, 2015 and December 31, 2014, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value per share designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized at June 30, 2015 and December 31, 2014, 68,844 shares issued and 68,725 shares outstanding at June 30, 2015 and 54,486 shares issued and outstanding at and December 31, 2014	7	5
Additional paid-in capital	811,819	575,438
Accumulated other comprehensive income (loss)	20	(16)
Accumulated deficit	(393,158)	(369,059)
Treasury stock, at cost, 119 shares and zero shares at June 30, 2015 and December 31, 2014, respectively	(2,048)	—

Total stockholders’ equity	416,640	206,368

Total liabilities and stockholders’ equity	$463,577	$256,216

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Collaboration revenues:
Product revenue	$19,305	$5,690	$22,027	$10,502
Research and development revenue	25,595	5,260	31,436	11,233
Total collaboration revenue	44,900	10,950	53,463	21,735

Operating expenses:
Research and development*	33,983	26,089	56,733	52,781
General and administrative*	13,329	11,219	21,219	22,936
Total operating expenses	47,312	37,308	77,952	75,717

Operating loss	(2,412)	(26,358)	(24,489)	(53,982)

Other income:
Interest income	122	140	234	340
Other income	68	62	156	124
Total other income	190	202	390	464

Net loss	$(2,222)	$(26,156)	$(24,099)	$(53,518)

Basic and diluted net loss per share	$(0.04)	$(0.51)	$(0.41)	$(1.04)

Weighted average shares used in computing basic and diluted net loss per share	61,680	51,466	58,106	51,411

Comprehensive loss:
Net loss	$(2,222)	$(26,156)	$(24,099)	$(53,518)
Net unrealized holding gains on available-for-sale marketable securities	18	37	36	21
Comprehensive loss	$(2,204)	$(26,119)	$(24,063)	$(53,497)

* Non-cash share-based compensation expense included in operating expenses is as follows:

Research and development	$3,125	$1,701	$910	$3,246
General and administrative	$3,491	$1,964	$1,321	$3,870

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(24,099)	$(53,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	3,963	3,637
Share-based compensation expense	2,231	7,116
Amortization of premium on investments	563	1,449
Amortization of intangibles	530	530
Changes in operating assets and liabilities:
Accounts receivable	(26,300)	4,527
Unbilled revenue	509	878
Prepaid expenses and other current assets	934	867
Accounts payable	(5,538)	(2,322)
Accrued expenses	6,997	(238)
Deferred revenue	(4,130)	(1,901)
Other current liabilities	61	—
Other long-term liabilities	(301)	(196)

Net cash used in operating activities	(44,580)	(39,171)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,360)	(4,718)
Purchases of marketable securities	(68,040)	(64,284)
Proceeds from maturities of marketable securities	92,334	139,415

Net cash provided by investing activities	22,934	70,413

Cash Flows from Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	148,439	—
Net proceeds from issuance of common stock under ATM facilities	64,503	—
Proceeds from issuance of common stock under stock plans	21,210	1,911
Purchase of treasury stock	(2,048)

Net cash provided by financing activities	232,104	1,911

Increase in cash and cash equivalents	210,458	33,153
Cash and cash equivalents, beginning of period	61,349	29,766

Cash and cash equivalents, end of period	$271,807	$62,919

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

Recent Developments

FDA Approval of ANDA for Glatopa and Sandoz’s Launch of Glatopa

On April 16, 2015, the U.S. Food and Drug Administration, or FDA, approved the ANDA for once-daily Glatopa™ (glatiramer acetate injection) 20 mg/mL, a generic equivalent of once-daily COPAXONE® 20 mg/mL. Glatopa, formerly referred to as M356, was developed under the Second Sandoz Collaboration Agreement (as defined below in Note 5 “Collaboration and License Agreements”). M356 now refers only to the generic version of three-times-weekly COPAXONE 40 mg/mL being developed by the Company and Sandoz. On June 18, 2015, Sandoz initiated its U.S. launch of once-daily Glatopa. Please see Note 5 “Collaboration and License Agreements” for further information regarding marketing approval and U.S. launch of Glatopa.

Public Offering of Common Stock

In May 2015, the Company sold an aggregate of 8,337,500 shares of its common stock through an underwritten public offering at a price to the public of $19.00 per share. As a result of the offering, which included the full exercise of the underwriters’ option to purchase additional shares, the Company received aggregate net proceeds of $148.4 million, after deducting underwriting discounts and commissions and other offering expenses. The Company intends to use these proceeds for general corporate purposes, including working capital.

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

The following table presents anti-dilutive shares for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average anti-dilutive shares related to:
Outstanding stock options	3,814	6,538	5,167	5,359
Restricted stock awards	501	834	593	879

Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same for the three and six months ended June 30, 2015 and 2014. Anti-dilutive shares comprise the impact of the number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income. Furthermore, 332,365 performance-based restricted common stock awards which vest on the one year anniversary of the U.S. Food and Drug Administration, or FDA, approval for Glatopa in the United States were excluded from diluted shares outstanding as the vesting condition for the amended awards, discussed further in Note 6 “Share-Based Payments,” had not been met as of June 30, 2015.

Fair Value Measurements

The tables below present information about the Company’s assets that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

Description	Balance as of June 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds and overnight repurchase agreement	$234,691	$224,691	$10,000	$—
Marketable securities:
Corporate debt securities	51,245	—	51,245	—
Commercial paper obligations	26,898	—	26,898	—
Asset-backed securities	27,216	—	27,216	—

Total	$340,050	$224,691	$115,359	$—

Description	Balance as of December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$55,283	$55,283	$—	$—
Corporate debt securities	980	—	980	—
Marketable securities:
Corporate debt securities	70,668	—	70,668	—
Commercial paper obligations	15,250	—	15,250	—
Foreign government bonds	18,520	—	18,520	—
Asset-backed securities	25,742	—	25,742	—

Total	$186,443	$55,283	$131,160	$—

There have been no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2015 and 2014. In addition, there were no changes in valuation techniques or transfers between the fair value measurement levels during the three and six months ended June 30, 2015. The fair value of Level 2 instruments classified as marketable securities were determined through third party pricing services. For a description of the Company’s validation procedures related to prices provided by third party pricing services, refer to Note

2 “Summary of Significant Accounting Policies: Fair Value Measurements” to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014. The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, accounts receivable, unbilled receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Cash, Cash Equivalents and Marketable Securities

The Company invests its cash in bank deposits, money market accounts, corporate debt securities, U.S. treasury obligations, commercial paper, asset-backed securities and U.S. government-sponsored enterprise securities in accordance with its investment policy. The Company has established guidelines relating to diversification and maturities that allow the Company to manage risk. The Company’s cash equivalents are primarily composed of money market funds carried at fair value, which approximates cost at June 30, 2015 and December 31, 2014. The Company classifies corporate debt securities, U.S. treasury obligations, commercial paper, asset-backed securities and U.S. government-sponsored enterprise securities as short-term and long-term marketable securities in its consolidated financial statements. See Note 2 “Summary of Significant Accounting Policies: Cash, Cash Equivalents and Marketable Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the Company’s accounting policies.

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of June 30, 2015 and December 31, 2014 (in thousands):

As of June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreement	$271,807	$—	$—	$271,807
Corporate debt securities due in one year or less	51,258	—	(13)	51,245
Commercial paper obligations due in one year or less	26,865	33	—	26,898
Asset-backed securities due in one year or less	27,216	4	(4)	27,216

Total	$377,146	$37	$(17)	$377,166
Reported as:
Cash and cash equivalents	$271,807	$—	$—	$271,807
Marketable securities	105,339	37	(17)	105,359
Total	$377,146	$37	$(17)	$377,166

As of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$60,369	$—	$—	$60,369
Corporate debt securities due in one year or less	71,669	3	(24)	71,648
Commercial paper obligations due in one year or less	15,237	13	—	15,250
Foreign government bonds due in one year or less	18,519	2	(1)	18,520
Asset-backed securities due in one year or less	25,751	—	(9)	25,742
Total	$191,545	$18	$(34)	$191,529
Reported as:
Cash and cash equivalents	$61,349	$—	$—	$61,349
Marketable securities	130,196	18	(34)	130,180
Total	$191,545	$18	$(34)	$191,529

At June 30, 2015 and December 31, 2014, the Company held 34 and 44 marketable securities, respectively, that were in a continuous unrealized loss position for less than one year. At June 30, 2015, there were no securities in a continuous unrealized loss position for greater than one year. At December 31, 2014, there was one marketable security in a continuous unrealized loss position for greater than one year. The Company believes the unrealized losses were caused by fluctuations in interest rates.

The following table summarizes the aggregate fair value of these securities at June 30, 2015 and December 31, 2014 (in thousands):

	As of June 30, 2015		As of December 31, 2014
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Corporate debt securities due in one year or less	$43,056	$(13)	$63,221	$(24)
Foreign government bonds due in one year or less	$—	$—	$12,773	$(1)
Asset-backed securities due in one year or less	$18,075	$(4)	$25,742	$(9)

Treasury Stock

Treasury stock represents common stock currently owned by the Company as a result of shares withheld from the vesting of performance-based restricted common stock to satisfy minimum tax withholding requirements.

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

The following tables summarize the changes in accumulated other comprehensive income (loss) during the three and six months ended June 30, 2015 and 2014 (in thousands):

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of April 1, 2015	$2
Other comprehensive income before reclassifications	18
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive income	18

Balance as of June 30, 2015	$20

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of January 1, 2015	$(16)
Other comprehensive income before reclassifications	36
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive income	36

Balance as of June 30, 2015	$20

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of April 1, 2014	$9
Other comprehensive income before reclassifications	37
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive income	37

Balance as of June 30, 2014	$46

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of January 1, 2014	$25
Other comprehensive income before reclassifications	21
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive income	21

Balance as of June 30, 2014	$46

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The board also agreed to allow entities to choose to adopt the standard as of the original effective date of January 1, 2017. The FASB decided, based on its outreach to various stakeholders and the forthcoming amendments to the new revenue standard, that a deferral is necessary to provide adequate time to effectively implement the new revenue standard. The new standard will be effective for the Company on January 1, 2018. The Company is currently evaluating the method of adoption and the potential impact that ASU 2014-09 may have on its financial position and results of operations.

3. Intangible Assets

Intangible assets consist solely of core developed technology acquired as part of a 2007 asset purchase agreement with Parivid LLC. See Part I, Item 1 “Business—Collaborations, Licenses and Asset Purchases—Parivid” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for relevant disclosures. The developed technology intangible assets are being amortized over the estimated useful life of the Enoxaparin Sodium Injection and Glatopa developed technologies of approximately 10 years. As of June 30, 2015 and December 31, 2014, intangible assets, net of accumulated amortization, were as follows (in thousands):

		June 30, 2015		December 31, 2014
	Weighted-Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Total intangible assets for core and developed technology and non-compete agreement	10	$10,427	$(6,368)	$10,427	$(5,838)

Amortization is computed using the straight-line method over the useful lives of the respective intangible assets as there is no other pattern of use that is reasonably estimable. Amortization expense was approximately $0.3 million for each of the three months ended June 30, 2015 and 2014, and $0.5 million for each of the six months ended June 30, 2015 and 2014.

The Company expects to incur amortization expense of approximately $1.1 million per year for each of the next three years and $0.9 million in the fourth year.

4. Restricted Cash

The Company designated $17.5 million as collateral for a security bond posted in the litigation against Amphastar Pharmaceuticals Inc., or Amphastar, Actavis, Inc., or Actavis (formerly Watson Pharmaceuticals Inc.), and International Medical Systems, Ltd. (a wholly owned subsidiary of Amphastar), as discussed within Note 9 “Commitments and Contingencies”. The $17.5 million is held in an escrow account by Hanover Insurance. The Company classified this restricted cash as long-term as the timing of a final decision in the Enoxaparin Sodium Injection patent litigation is not known.

The Company designated $2.5 million as collateral for a letter of credit related to the lease of office and laboratory space located at 675 West Kendall Street in Cambridge, Massachusetts. This balance will remain restricted through the remaining term of the lease which ended in April 2015 and will remain restricted during the extension period, which ends in April 2018. The Company will earn interest on the balance.

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

	For the Three Months Ended June 30, 2015 (in thousands)
	2003 Sandoz Collaboration	2006 Sandoz Collaboration	Baxalta Agreement	Total Collaborations
Collaboration revenues:
Product revenue	$121	$19,184	$—	$19,305

Research and development revenue:
Regulatory and commercial milestones	—	20,000	—	20,000
Amortization of upfront payments	—	—	2,442	2,442
Research and development services and external costs	130	794	2,229	3,153
Total research and development revenue	$130	$20,794	$4,671	$25,595

Total collaboration revenues	$251	$39,978	$4,671	$44,900

Operating expenses:
Research and development expense (1)	$177	$282	$517	$976
General and administrative expense (1)	$112	$33	$227	$372
Total operating expenses	$289	$315	$744	$1,348

	For the Three Months Ended June 30, 2014 (in thousands)
	2003 Sandoz Collaboration	2006 Sandoz Collaboration	Baxalta Agreement	Total Collaborations
Collaboration revenues:
Product revenue	$5,690	$—	$—	$5,690

Research and development revenue:
Amortization of upfront payments	—	120	740	860
Research and development services and external costs	278	604	3,518	4,400
Total research and development revenue	$278	$724	$4,258	$5,260

Total collaboration revenues	$5,968	$724	$4,258	$10,950

Operating expenses:
Research and development expense (1)	$64	$232	$3,412	$3,708
General and administrative expense (1)	$86	$88	$126	$300
Total operating expenses	$150	$320	$3,538	$4,008

	For the Six Months Ended June 30, 2015 (in thousands)
	2003 Sandoz Collaboration	2006 Sandoz Collaboration	Baxalta Agreement	Total Collaborations
Collaboration revenues:
Product revenue	$2,843	$19,184	$—	$22,027

Research and development revenue:
Regulatory and commercial milestones	—	20,000	—	20,000
Amortization of upfront payments	—	—	4,130	4,130
Research and development services and external costs	381	1,478	5,447	7,306
Total research and development revenue	$381	$21,478	$9,577	$31,436

Total collaboration revenues	$3,224	$40,662	$9,577	$53,463

Operating expenses:
Research and development expense (1)	$208	$429	$1,125	$1,762
General and administrative expense (1)	$222	$110	$633	$965
Total operating expenses	$430	$539	$1,758	$2,727

	For the Six Months Ended June 30, 2014 (in thousands)
	2003 Sandoz Collaboration	2006 Sandoz Collaboration	Baxalta Agreement	Total Collaborations
Collaboration revenues:
Product revenue	$10,502	$—	$—	$10,502

Research and development revenue:
Amortization of upfront payments	—	359	1,542	1,901
Research and development services and external costs	602	794	7,936	9,332
Total research and development revenue	$602	$1,153	$9,478	$11,233

Total collaboration revenues	$11,104	$1,153	$9,478	$21,735

Operating expenses:
Research and development expense (1)	$83	$529	$8,229	$8,841
General and administrative expense (1)	$95	$231	$157	$483
Total operating expenses	$178	$760	$8,386	$9,324

(1)         The amounts represent external expenditures, including amortization of an intangible asset, and exclude salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies, as these costs are not directly charged to programs.

2003 Sandoz Collaboration

In 2003, the Company entered into a collaboration and license agreement, or the 2003 Sandoz Collaboration, with Sandoz AG (formerly Sandoz N.V. and Biochemie West Indies, N.V.) and Sandoz Inc. (formerly Geneva Pharmaceuticals, Inc.) to jointly develop, manufacture and commercialize Enoxaparin Sodium Injection, a generic version of Lovenox®, in the United States. Sandoz N.V. later assigned its rights in the 2003 Sandoz Collaboration to Sandoz AG, an affiliate of Novartis Pharma AG. The Company refers to Sandoz AG and Sandoz Inc. together as Sandoz.

Under the terms of the 2003 Sandoz Collaboration, the Company and Sandoz agreed to exclusively work with each other to develop and commercialize Enoxaparin Sodium Injection for any and all medical indications within the United States. In addition, the Company granted Sandoz an exclusive license under its intellectual property rights to develop and commercialize injectable enoxaparin for all medical indications outside the United States. The Company identified two significant deliverables in this arrangement consisting of: (i) the license and (ii) development and related services. The Company determined that the license did not meet the criteria for separation as it did not have stand-alone value apart from the development services, which are proprietary to the Company. Therefore, the Company determined that a single unit of accounting exists with respect to the 2003 Sandoz Collaboration.

The Company is paid at cost for external costs incurred for commercial and related activities and is paid for full time equivalents, or FTEs, performing commercial and related services.

Sandoz began selling Enoxaparin Sodium Injection in July 2010. Under the original payment terms of the 2003 Sandoz Collaboration, Sandoz was obligated to pay the Company either a contractually-defined profit-share or royalty on net sales depending on the kind and number of other marketed generic versions of Lovenox. The Company received 45% of profits from July 2010 through September 2011, a royalty on net sales from October 2011 through December 2011 and a share of profits in January 2012. From February 2012 to March 2015, the Company received a 10% royalty on net sales (12% on net sales above a certain threshold). In June 2015, the Company and Sandoz amended the 2003 Sandoz Collaboration, effective April 1, 2015, to provide that Sandoz would pay the Company 50% of contractually-defined profits on sales. For the three months ended June 30, 2015, the Company recorded $0.1 million in profits on Sandoz’s enoxaparin sales, net of a $0.1 million claw-back adjustment of pre-launch development expenses. See “Product revenue” in the tables above for product revenue earned by the Company on Sandoz’s sales of Enoxaparin Sodium Injection.

The Company is no longer eligible to receive milestones under the 2003 Sandoz Collaboration because the remaining milestones were contingent upon there being no third-party competitors marketing a substitutable generic version of a Lovenox-Equivalent Product.

The collaboration is governed by a joint steering committee and a joint project team, each consisting of an equal number of Sandoz and Company representatives. Most decisions must be made unanimously, with Sandoz collectively having one vote and the Company having one vote. Sandoz has the sole authority to determine the price at which it sells Enoxaparin Sodium Injection.

Any product liability costs and certain other expenses arising from patent litigation may also reduce the amount of profit-share, royalty and milestone payments paid to the Company by Sandoz, but only by up to 50% of these amounts due to the Company from Sandoz each quarter.

A portion of Enoxaparin Sodium Injection development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, are offset against profit-sharing amounts, royalties and milestone payments. The Company’s contractual share of these development and other expenses is subject to an annual claw-back adjustment at the end of each product year, with the product year ending on June 30. The annual adjustment can only reduce the Company’s profits, royalties and milestones by up to 50% in the quarter ended June 30 and any excess will be carried forward into future quarters and reduce profits in those future periods until it is paid in full. Annual adjustments, including amounts carried forward into future periods, are recorded as a reduction in product revenue. The annual adjustment was approximately $1.9 million for the product year ending June 30, 2015. The annual adjustment that will be carried forward into future periods and repaid by offsetting future Enoxaparin product revenue is approximately $1.8 million. The annual adjustment of $2.2 million for the product year ending June 30, 2014 was decreased by $2.1 million to reflect an adjustment to royalties earned in the product year ended June 30, 2012.

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

2006 Sandoz Collaboration

In 2006 and 2007, the Company entered into a series of agreements, including a Stock Purchase Agreement and an Investor Rights Agreement, with Novartis Pharma AG, and a collaboration and license agreement, as amended, or the Second Sandoz Collaboration Agreement, with Sandoz AG. Together, this series of agreements is referred to as the 2006 Sandoz Collaboration. Under the Second Sandoz Collaboration

Agreement, the Company and Sandoz AG agreed to exclusively collaborate on the development and commercialization of Glatopa and M356 (40 mg), among other products. Further, under the Second Sandoz Collaboration Agreement, the Company and Sandoz AG expanded the geographic markets for Enoxaparin Sodium Injection covered by the 2003 Sandoz Collaboration to include the European Union. Under the Stock Purchase Agreement, the Company sold 4,708,679 shares of common stock to Novartis Pharma AG at a per share price of $15.93 (the closing price of the Company’s common stock on the NASDAQ Global Market was $13.05 on the date of the Stock Purchase Agreement) for an aggregate purchase price of $75.0 million, resulting in a paid premium of $13.6 million, which was recognized as revenue on a straight-line basis over the estimated development period. See “Amortization of upfront payments” in the tables above for research and development revenue earned by the Company relating to this paid premium. The equity premium was fully earned and amortized to revenue in 2014.

Under the Second Sandoz Collaboration Agreement, costs, including development costs and the costs of clinical studies, are borne by the Company and Sandoz AG in varying proportions depending on the type of expense and the related product. For Glatopa and M356 (40 mg), the Company is generally responsible for all of the development costs in the United States. For Glatopa and M356 (40 mg) outside of the United States and for Enoxaparin Sodium Injection in the European Union, the Company shares development costs in proportion to its profit sharing interest. The Company is reimbursed at a contractual FTE rate for any full-time equivalent employee expenses as well as any external costs incurred in the development of products to the extent development costs are born by Sandoz AG. All commercialization responsibilities are borne by Sandoz AG worldwide as they are incurred for all products. The Company and Sandoz AG will share profits in varying proportions, depending on the product.

Sandoz commenced sales of Glatopa in the United States on June 18, 2015. Under the Second Sandoz Collaboration Agreement, the Company earns 50% of contractually-defined profits on Sandoz’s worldwide net sales of Glatopa. Upon approval of the ANDA and commercialization, the Company then will earn 50% of contractually-defined profits on Sandoz’s worldwide net sales of M356 (40 mg). Profits on net sales of Glatopa and M356 (40 mg) are calculated by deducting from net sales the costs of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. Sandoz AG is responsible for funding all of the legal expenses incurred under the Second Sandoz Collaboration Agreement; however a portion of certain legal expenses, including any patent infringement damages, can be offset against the profit-sharing amounts in proportion to the Company’s 50% profit sharing interest.

For the three months ended June 30, 2015, the Company recorded $19.2 million in product revenues from Glatopa sales, reflecting $28.2 million in profits net of a deduction of $9.0 million for reimbursement to Sandoz of the Company’s 50% share of pre-launch Glatopa-related legal expenses. These expenses consist primarily of the costs incurred by Sandoz in connection with the patent infringement suit brought in 2008 by Teva Pharmaceuticals Industries Ltd. and related parties. See Note 9 “Commitments and Contingencies” for information on the suit. In addition, during the second quarter, the Company earned a $10.0 million regulatory milestone payment upon Glatopa receiving sole FDA approval and an additional $10.0 million milestone payment upon the first commercial sale. The Company is eligible to receive up to $143.0 million in additional milestone payments upon the achievement of certain commercial and sales-based milestones for Glatopa in the United States and Enoxaparin Sodium Injection in the European Union. The Glatopa milestone payments include up to $120.0 million in additional milestone payments upon the achievement of certain U.S. commercial and sales-based milestones for Glatopa. If Enoxaparin Sodium Injection is commercialized in the European Union, the Company is eligible to receive up to $23.0 million in sales-based and commercial milestones. None of these payments, once received, is refundable and there are no general rights of return in the arrangement. Sandoz AG has agreed to indemnify the Company for various claims, and a certain portion of such costs may be offset against certain future payments received by the Company.

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

Baxalta Agreement

In December 2011, the Company entered into a global collaboration and license agreement with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA (collectively, “Baxter”) to develop and commercialize biosimilars. The agreement became effective in February 2012. Effective as of July 1, 2015, Baxter completed its restructuring into two independent companies. In connection with the restructuring, in April 2015, Baxter assigned all of its rights and obligations under the collaboration agreement relating to M923 (the “Baxter Agreement”) to Baxalta U.S. Inc., Baxalta GmbH and Baxalta Incorporated (collectively, “Baxalta”). In light of the assignment, all references to “Baxter” and the “Baxter Agreement” have been replaced with references to “Baxalta” and the “Baxalta Agreement,” respectively.

Under the Baxalta Agreement, the Company and Baxalta agreed to collaborate, on a world-wide basis, on the development and commercialization of two biosimilars, M923, a biosimilar of HUMIRA® (adalimumab), and M834, a biosimilar of ORENCIA® (abatacept).  In addition, Baxalta had the right to select four additional originator biologics to target for biosimilar development under the collaboration. In July 2012, Baxalta selected an additional product: M511, a biosimilar of AVASTIN® (bevacizumab). In December 2013, Baxalta terminated its option to license M511 under the Baxalta Agreement following an internal portfolio review. In February 2015, Baxalta’s right to select additional programs expired without being exercised. Also in February 2015, Baxalta terminated in part the Baxalta Agreement as it relates specifically to M834. The Company retains all worldwide development and commercialization rights for M834. The Baxalta Agreement remains in effect and unchanged with respect to M923.

Under the Baxalta Agreement, each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize M923 for all therapeutic indications. The Company has agreed to provide development and related services on a commercially reasonable basis through the filing of an Investigational New Drug application, or IND, or equivalent application in the European Union for M923. Development and related services include high-resolution analytics, characterization, and product and process development. Baxalta is responsible for clinical development, manufacturing and commercialization activities and will exclusively distribute and market M923. The Company has the right to participate in a joint steering committee, consisting of an equal number of members from the Company and Baxalta, to oversee and manage the development and commercialization of M923 under the collaboration. Costs, including development costs, payments to third parties for intellectual property licenses, and expenses for legal proceedings, including the patent exchange process pursuant to the Biologics Price Competition and Innovation Act of 2009, will be borne by the parties in varying proportions, depending on the type of expense and the stage of development. The Company will generally be responsible for research and process development costs prior to filing an IND or equivalent application in the European Union, and the cost of in-human clinical trials, manufacturing in accordance with current good manufacturing practices and commercialization will be borne by Baxalta.

Baxalta has a right of first negotiation with respect to collaborating with the Company on the development of any biosimilar product candidate that could compete with M923 based on the same mechanism of action. This right is effective until December 2017, subject to certain restrictions as outlined in the Baxalta Agreement.

Under the terms of the Baxalta Agreement, the Company received an initial cash payment of $33.0 million, a $7.0 million license payment for achieving pre-defined “minimum development criteria” for M834, and $12.0 million in technical and development milestone payments in connection with the UK Medicines and Healthcare Products Regulatory Agency’s acceptance of Baxalta’s clinical trial application to initiate a pharmacokinetic clinical trial for M923. The Company is eligible to receive from Baxalta, in aggregate, up to $50.0 million in regulatory milestone payments for M923, on a sliding scale, where, based on the product’s regulatory application, there is a significant reduction in the scope of the clinical trial program required for regulatory approval.

In addition, if M923 is successfully developed and launched, Baxalta will be required to pay to the Company royalties on net sales of licensed products worldwide, with a base royalty rate in the high single digits with the potential for significant tiered increases based on the number of competitors, the interchangeability of the product, and the sales tier for the product. The maximum royalty with all potential increases would be slightly more than double the base royalty.

The term of the collaboration shall continue throughout the development and commercialization of M923 on a country-by-country basis until there is no remaining payment obligation with respect to the product in the relevant territory, unless earlier terminated by either party pursuant to the terms of the Baxalta Agreement.

The Baxalta Agreement may be terminated by:

•	either party for breach by or bankruptcy of the other party;

•	Baxalta for its convenience; or

•

the Company in the event Baxalta does not exercise commercially reasonable efforts to commercialize M923 in the United States or other specified countries, provided that the Company also has certain rights to directly commercialize M923, as opposed to terminating the Baxalta Agreement, in event of such a breach by Baxalta.

In accordance with FASB’s ASU No. 2009-13: Multiple-Deliverable Revenue Arrangements (Topic 615), the Company identified all of the deliverables at the inception of the Baxalta Agreement. The deliverables were determined to include (i) the development and product licenses to the two initial biosimilars (M923 and M834) and the four additional biosimilars, (ii) the research and development services related to the two initial biosimilars and the four additional biosimilars and (iii) the Company’s participation in a joint steering committee. The Company has determined that each of the license deliverables do not have stand-alone value apart from the related research and development services deliverables as there are no other vendors selling similar, competing products on a stand-alone basis, Baxalta does not have the contractual right to resell the license, and Baxalta is unable to use the license for its intended purpose without the Company’s performance of research and development services. As such, the Company determined that separate units of accounting exist for each of the six licenses together with the related research and development services, as well as the joint steering committee with respect to this arrangement. The estimated selling prices for these units of accounting were determined based on similar license arrangements and the nature of the research and development services to be performed for Baxalta and market rates for similar services. At the inception of the Baxalta Agreement, the arrangement consideration of

$61.0 million, which included the $33.0 million upfront payment and aggregate option payments for the four additional biosimilars of $28.0 million, was allocated to the units of accounting based on the relative selling price method. Of the $61.0 million, $10.3 million was allocated to the M923 product license together with the related research and development services, $10.3 million to each of the four additional product licenses with the related research and development services, $9.4 million was allocated to the M834 product license together with the related research and development services due to that product’s stage of development at the time the license was delivered, and $114,000 was allocated to the joint steering committee unit of accounting.

At the inception of the Baxalta Agreement, the Company delivered development and product licenses for M923 and M834 and commenced revenue recognition of the arrangement consideration allocated to those products. In addition, the Company began revenue recognition for the arrangement consideration allocated to the joint steering committee unit of accounting. The Company records this revenue on a straight-line basis over the applicable performance period, which begins upon delivery of the development and product license and ends upon FDA approval of the product. The Company currently estimates that the performance period for M923 and for the joint steering committee is approximately six years.

As a result of Baxalta’s termination of its option to license M511 in December 2013, the expected consideration to be received under the arrangement was reduced by $7.0 million (the potential option payment for M511) as the number of deliverables decreased from seven deliverables to six deliverables. The Company determined that the change in expected consideration to be received under the arrangement represented a change in estimate and, as a result, the Company reallocated the revised expected consideration of $54.0 million to the remaining deliverables under the agreement using the original best estimate of selling price. Of the $54.0 million, $11.0 million was allocated to the M923 product license together with the related research and development services, $11.0 million to each of the three additional product licenses with the related research and development services, $10.0 million was allocated to the M834 product license together with the related research and development services due to that product’s stage of development at the time the license was delivered, and $122,000 was allocated to the joint steering committee unit of accounting.

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

Baxalta’s termination of M834 and the lapsing of Baxalta’s right to select additional products in February 2015 reduced the number of deliverables from six to two and decreased the total consideration from $61.0 million to $40.0 million. The Company determined that the change in total consideration received and total deliverables under the arrangement represented a change in estimate and, as a result, the Company reallocated the revised total consideration of $40.0 million to the remaining deliverables under the agreement using the original best estimate of selling price. The remaining deliverables are the combined unit of account for the M923 license and the related research and development services and the Company’s participation on the joint steering committee. Of the $40.0 million, $39.6 million was allocated to the M923 product license together with the related research and development services and $0.4 million was allocated to the joint steering committee unit of accounting. The Company recognized the resulting change in revenue as a result of the decrease in deliverables and expected consideration on a prospective basis beginning in the first quarter of 2015. As of June 30, 2015, $26.9 million of revenue was deferred under this agreement, of which $9.8 million was included in current liabilities and $17.1 million was included in non-current liabilities in the consolidated balance sheet.

The Company recognizes research and development revenue from FTE services and research and development revenue from external development costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenue from external development costs is recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such development and related services. Beginning in the second quarter of 2013, the Company commenced billing to Baxalta external development costs for reimbursable activities related to M923. Beginning in the second half of 2013, the Company commenced billing to Baxalta FTE fees related to M923. See tables above for research and development revenue earned by the Company under the Baxalta Agreement.

The Company has concluded that the M923 technical development milestones and the IND milestones pursuant to the Baxalta Agreement are substantive. The Company evaluated factors such as the scientific and regulatory risks that must be overcome to achieve these milestones, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. Revenues from the non-refundable, technical development and IND milestones were recognized upon successful accomplishment of the milestones as research and development revenue.

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

Incentive stock options are granted only to employees of the Company. Incentive stock options granted to employees who own more than 10% of the total combined voting power of all classes of stock are granted with exercise prices no less than 110% of the fair market value of the Company’s common stock on the date of grant. Incentive stock options generally vest ratably over four years. Non-statutory stock options and restricted stock awards may be granted to employees, consultants and members of the Company’s board of directors. Restricted stock awards generally vest ratably over four years. Non-statutory stock options granted have varying vesting schedules. Incentive and non-statutory stock options generally expire ten years after the date of grant. Restricted stock awards are granted only to employees of the Company.

The total number of shares reserved for issuance under the 2013 Plan before giving effect to the amendment and restatement described below equals the sum of: (a) 5,100,000, (b) one share for each share subject to a stock option that was granted through December 31, 2012 under the 2004 Stock Incentive Plan and the Amended and Restated 2002 Stock Incentive Plan (together, the “Prior Plans”) that subsequently expires, is forfeited or is settled in cash prior to June 9, 2015 (up to a maximum of 4,337,882 shares) and (c) 1.35 shares for each share subject to an award other than a stock option that was granted through December 31, 2012 under the Prior Plans and that subsequently expires, is forfeited, is settled in cash or repurchased prior to June 9, 2015 (up to a maximum of 950,954 shares).

On March 11, 2015, the board of directors approved the amendment and restatement of the 2013 Plan (the “Amended and Restated 2013 Plan”), subject to and effective upon stockholder approval. At the Company’s 2015 Annual Meeting of Stockholders, held on June 9, 2015 (the “Annual Meeting”), stockholders approved the Amended and Restated 2013 Plan.  The Amended and Restated 2013 Plan (1) increases the number of shares of common stock available for issuance under the Amended and Restated 2013 Plan by 2,550,000 shares; (2) approves the material terms of performance goals that may apply to awards granted under the Amended and Restated 2013 Plan; (3) increases the fungible ratio under the Amended and Restated 2013 Plan such that any shares subject to awards granted on or after June 9, 2015 or that, in the future, become available for grant under the Amended and Restated 2013 Plan upon forfeiture, expiration or cash settlement of such awards or awards granted under its prior equity plans, other than awards that are options or stock appreciation rights, be counted against or, as applicable, added to the aggregate number of shares available for issuance under the Amended and Restated 2013 Plan as 1.67 shares for every one share granted; and (4) provides that future awards granted under the Amended and Restated 2013 Plan be subject to a minimum one-year vesting requirement, subject to certain limitations. At June 30, 2015, 4,701,826 shares were available for issuance under the Amended and Restated 2013 Plan.

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

The following table summarizes share-based compensation expense (income) recorded in the three and six months ended June 30, 2015 and 2014 (in thousands):

Share-based compensation expense (income)	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Outstanding employee and non-employee stock option grants	$2,647	$2,561	$5,016	$4,752
Outstanding restricted stock awards	3,877	999	(2,973)	2,155
Employee stock purchase plan	92	105	188	209
Total compensation cost	$6,616	$3,665	$2,231	$7,116

During the six months ended June 30, 2015, the Company granted 1,345,721 stock options, of which 1,165,146 were granted in connection with annual merit awards, 124,250 were granted to board members and 56,325 were granted to new hires. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions are noted in the table below. The weighted average grant date fair value of option awards granted during the three months ended June 30, 2015 and 2014 was $11.00 per option and $7.14 per option, respectively. The weighted average grant date fair value of option awards granted during the six months ended June 30, 2015 and 2014 was $7.84 per option and $10.63 per option, respectively.

The following tables summarize the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014
Expected volatility	54%	63%	61%	67%
Expected dividends	—	—	—	—
Expected life (years)	5.4	5.2	0.5	0.5
Risk-free interest rate	2.1%	2.2%	0.1%	0.1%

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Expected volatility	60%	66%	61%	66%
Expected dividends	—	—	—	—
Expected life (years)	6.1	6.1	0.5	0.5
Risk-free interest rate	1.8%	2.2%	0.1%	0.1%

At June 30, 2015, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $19.6 million, net of estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.6 years.

During the six months ended June 30, 2015, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 1,537,353 shares of common stock for $20.7 million in proceeds. Additionally, during the six months ended June 30, 2015, the Company issued 58,398 shares of common stock to employees under the ESPP resulting in proceeds of $0.5 million.

Restricted Stock Awards

The Company has also made awards of time-based and performance-based restricted common stock to employees and officers. During the six months ended June 30, 2015, the Company awarded 250,087 shares of time-based restricted common stock primarily to its officers in connection with its annual merit grants. The time-based restricted common stock vest as to 25% on the one year anniversary of the grant date and as to 6.25% quarterly over three years that follow the grant date. The time-based awards are generally forfeited if the employment relationship terminates with the Company prior to vesting.

Between 2011 and early 2013, the Company awarded 949,620 shares of performance-based restricted common stock to employees and officers. The performance-based restricted common stock vests upon FDA approval of the Glatopa ANDA on or before the performance deadline date of March 28, 2015 according to the following vesting schedule: 50% of the shares vest upon FDA approval and 50% vest upon the one-year anniversary of FDA approval. The Company had historically determined that the performance condition was probable of being achieved by March 28, 2015 and, as a result, had recognized approximately $10.5 million of stock compensation costs related to the awards. On March 11, 2015, the Board of Directors approved an amendment to the awards extending the performance deadline date to September 1, 2015 and reducing the original number of shares subject to each award by 15% on the 29th of each month, beginning March 29, 2015. On March 29, 2015, 117,898 shares of performance-based restricted common stock were forfeited pursuant to the modified awards. The Company evaluated the modification and determined it was a Type III modification or “Improbable to Probable” pursuant to ASC 718 as the awards, on the date of modification, were no longer deemed to be probable of being earned by March 28, 2015. As a result, the Company reversed the cumulative compensation cost related to the original awards of $10.5 million in the first quarter of 2015. Also, in accordance with ASC 718, the Company re-measured the modified awards with a measurement date of March 11, 2015, and determined the aggregate compensation was $9.8 million. The FDA approved Glatopa on April 16, 2015. The Company will recognize the compensation cost of the new awards as follows: the first 50% of the awards will be expensed beginning on March 11, 2015 and ending on April 16, 2015, the date of FDA approval, and the remaining 50% of the awards expected to vest will be expensed beginning on March 11, 2015 and ending on April 16, 2016, the one year anniversary of FDA approval. Accordingly, approximately $6.1 million of stock compensation cost was recognized in the period beginning March 11, 2015 and ending June 30, 2015. As of June 30, 2015, the total remaining unrecognized compensation cost related to the nonvested portion of the new awards amounted to $3.3 million, which is expected to be recognized over the weighted average remaining requisite service period of 0.8 years.

As of June 30, 2015, the total remaining unrecognized compensation cost related to the nonvested portion of the time-based restricted stock awards amounted to $7.0 million, which is expected to be recognized over the weighted average remaining requisite service period of 2.9 years.

A summary of the status of nonvested shares of restricted stock as of June 30, 2015 and the changes during the six months then ended are presented below (in thousands, except fair values):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	1,174	$15.15
Granted	250	13.02
Vested	(451)	15.05
Forfeited	(130)	14.57

Nonvested at June 30, 2015	843	$14.66

Nonvested shares of restricted stock that have time-based or both performance-based and time-based vesting conditions as of June 30, 2015 are summarized below (in thousands):

Vesting Schedule	Nonvested Shares
Time-based	511
Performance-based and time-based	332

Nonvested at June 30, 2015	843

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

8. Equity Financings

In May 2015, the Company sold an aggregate of 8,337,500 shares of its common stock through an underwritten public offering at a price to the public of $19.00 per share. As a result of the offering, which included the full exercise of the underwriters’ option to purchase additional shares, the Company received aggregate net proceeds of approximately $148.4 million, after deducting underwriting discounts and commissions and other offering expenses. The Company intends to use these proceeds for general corporate purposes, including working capital.

In May 2014, the Company entered into an At-the-Market Equity Offering Sales Agreement, or the 2014 ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which the Company was authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. The Company paid Stifel a commission of 2.0% of the gross proceeds from the sale of shares of its common stock under this facility. The offering was conducted by the Company pursuant to an effective shelf registration statement previously filed with the Securities and Exchange Commission (Reg. No. 333-188227) and a related prospectus supplement. The Company intends to use the net proceeds from this facility to advance its development pipeline and for general corporate purposes, including working capital. The Company concluded sales under the 2014 ATM Agreement in April 2015. In the three months ended June 30, 2015, the Company sold approximately 1.4 million shares of common stock under the 2014 ATM Agreement, raising aggregate net proceeds of approximately $21.5 million during the quarter. Between October 2014 and April 2015, the Company sold approximately 5.4 million shares of common stock under the 2014 ATM Agreement, raising aggregate net proceeds of approximately $73.5 million.

In April 2015, the Company entered into a new ATM Agreement, or the 2015 ATM Agreement, with Stifel, under which the Company is authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. The Company is required to pay Stifel a commission of 2.0% of the gross proceeds from the sale of shares of its common stock under the 2015 ATM Agreement. Sales of common stock under this facility are made pursuant to an effective shelf registration statement previously filed with the Securities and Exchange Commission (Reg. No. 333-188227) and a related prospectus supplement. In the three months ended June 30, 2015, the Company sold approximately 0.5 million shares of common stock under the 2015 ATM Agreement, raising aggregate net proceeds of approximately $9.3 million.

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

Total operating lease commitments as of June 30, 2015 are as follows (in thousands):

Operating Leases
July 1, 2015 through December 31, 2015	$5,622
2016	9,189
2017	4,924
2018	1,608

Total future minimum lease payments	$21,343

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

Glatopa-and M356 (40 mg)-Related Litigation

On August 28, 2008, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against the Company and Sandoz in the United States Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for Glatopa. The suit alleged infringement related to four of the seven Orange Book-listed patents for Copaxone and sought declaratory and injunctive relief that would prohibit the launch of the Company’s product until the last to expire of these patents. The Orange Book is a publication of the FDA that identifies drug products approved on the basis of safety and effectiveness by the FDA under the Federal Food, Drug, and Cosmetic Act and includes patents that are purported by the drug application owner to protect each drug. If there is a patent listed for the branded drug in the Orange Book at the time of submission of an ANDA, or at any time before an ANDA is approved, a generic manufacturer’s ANDA must include one of four types of patent certifications with respect to each listed patent. See Part I, Item 1. “Business—Regulatory and Legal Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book-listed patents, as well as two additional patents, in the same patent family adjudicated in that lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book-listed patents for Copaxone, and in October 2010, the Court consolidated the Mylan case with the case against the Company and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. In July 2012, the Company appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in July 2013, the CAFC issued a written opinion invalidating several of the nine patents, including one non-Orange Book-listed patent which is set to expire in September 2015. The other patents expired on May 24, 2014. The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. In September 2013, Teva filed a petition for rehearing of the CAFC decision, and in October 2013 the CAFC denied the petition. Teva filed a petition for review by the Supreme Court of the United States in January 2014, and in March 2014 the Supreme Court granted certiorari in the case in order to review the appropriate standard for deference to district court findings in claim construction. Briefing was completed in September 2014, and oral argument was held in October 2014. On January 20, 2015, the Supreme Court vacated the 2013 decision of the CAFC and remanded the case to the CAFC for additional findings to determine the validity of the relevant patent claims that had previously been determined to be invalid. The parties filed briefs with the CAFC on March 2, 2015. On April 16, 2015, upon FDA approval of Glatopa, the Company requested an expedited decision with a full opinion to follow later. On June 18, 2015, the CAFC issued a decision and found the one remaining patent at issue in the suit invalid. There is no right of appeal, however, Teva has the right to petition the Supreme Court for further review.

On September 10, 2014, Teva and Yeda filed suit against the Company and Sandoz in the United States Federal District Court in the District of Delaware in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356 (40 mg). The suit alleges infringement related to two Orange Book-listed patents for 40 mg/mL Copaxone, each expiring in 2030, and seeks declaratory and injunctive relief prohibiting the launch of the Company’s product until the last to expire of these patents. The Company and Sandoz have asserted various defenses and filed counterclaims for declaratory judgments of non-infringement, invalidity and unenforceability of both patents. On April 10, 2015, Teva and Yeda filed an additional suit against the Company and Sandoz in the United States District Court for the District of Delaware alleging infringement related to a third Orange Book-listed patent for 40 mg/mL Copaxone, which issued in March 2015 and expires in 2030. In May 2015, this suit was consolidated with the initial suit filed in September 2014. A pre-trial claim construction hearing is scheduled for November 2015 and the trial is scheduled to begin in September 2016.

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

In July 2013, the District Court granted a motion by Amphastar and Actavis for summary judgment. The Company filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, which the CAFC denied in May 2014. On May 4, 2015, the CAFC held a hearing on the Company’s appeal of summary judgment, and requested the views of the United States Solicitor General on certain issues raised in the suit. The U.S. Solicitor General filed its brief on July 13, 2015, and Amphastar sought leave to file, and filed subject to acceptance of its motion, a responsive brief on July 24, 2015. The Company expects the CAFC to issue a decision in 2015. The collateral for the security bond posted in the litigation remains outstanding. In the event that the Company is not successful in any appeal, and Amphastar and Actavis are able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. Amphastar has filed motions to increase the amount of the security bond, which the Company and Sandoz have opposed.

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

Overview

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

To date, we have devoted substantially all of our capital resource expenditures to the research and development of our products and product candidates. As of June 30, 2015, we had an accumulated deficit of $393.2 million. Since last being profitable in 2011, we have been incurring operating losses and we may incur annual operating losses over the next several years as we continue to advance our drug development portfolio.

Complex Generics

Glatopa™ — Generic Copaxone® (glatiramer acetate injection) 20 mg/mL (formerly M356)

On April 16, 2015, the FDA approved the ANDA for once-daily Glatopa TM (glatiramer acetate injection) 20 mg/mL (formerly referred to as M356), a generic equivalent of once-daily Copaxone® 20 mg/mL. Glatopa is the first “AP” rated, substitutable generic equivalent of once-daily Copaxone.  Sandoz commenced sales of Glatopa on June 18, 2015.  Under our collaboration agreement with Sandoz, we earn 50% of contractually-defined profits on Glatopa sales.  For the three months ended June 30, 2015, we recorded $19.2 million in product revenues from sales of Glatopa, reflecting $28.2 million in profits net of a deduction of $9.0 million for reimbursement to Sandoz of our 50% share of pre-launch Glatopa-related legal expenses. During the quarter, we also earned a $10.0 million milestone payment upon receiving sole FDA approval and an additional $10.0 million milestone payment upon first commercial sale of Glatopa.

On June 18, 2015, the lawsuit filed against us by Teva and Yeda Research and Development Co., Ltd, or Yeda (collectively, Teva), in response to the filing of the ANDA with a Paragraph IV certification for Glatopa was decided by the United States Court of Appeals for the Federal Circuit, or CAFC. The CAFC found the one remaining patent at issue in the suit to be invalid. A description of the proceedings is set forth under Part II, Item 1 “Legal Proceedings.” If Teva successfully seeks review and obtains reversal of the CAFC decision, sales of Glatopa prior to September 2015 would be at risk of a court finding that Glatopa infringes Teva’s patent and, if Teva is ultimately successful, we and Sandoz could be liable for significant damages. If we and Sandoz become liable for damages, Momenta is required to pay our 50% share of the damages to Sandoz through deductions of up to 50% of Glatopa revenue payable to us, on a quarterly basis, until we have paid our share of the damages.

In addition to seeking review of the CAFC decision, Teva may seek to take additional legal actions to challenge FDA approval of Glatopa.  Such actions might include appealing FDA denials of its prior Citizen Petitions in U.S. federal district court and seeking injunctive relief to reverse FDA approval of Glatopa. Such actions might also include seeking injunctive relief preventing further sales as part of any further review of the CAFC decision or the filing of additional patent infringement suits. For additional information about these and other possible actions, see the following important risks and uncertainties set forth under Part II, Item 1A. “Risk Factors “: “— If Teva is successful in seeking further review of the June 2015 CAFC Glatopa-related patent litigation decision, Glatopa sales may be decreased or halted until September 2015 and we and Sandoz may incur significant damages from sales occurring before September 2015;” “—If Teva sues the FDA seeking to reverse the FDA’s denial of its citizen petitions seeking to prevent the marketing approval of Glatopa, and is successful, Sandoz could be prohibited from continuing to sell Glatopa and our business would be materially adversely affected;” “—In addition to the recent Glatopa-related patent litigation, Teva may allege that we and Sandoz are infringing other patents related to Copaxone. If this occurs we may expend substantial resources in resulting litigation, the outcome of which would be uncertain. Any unfavorable outcome in such litigation could decrease or halt Glatopa sales prior to a successful defense of such litigation or expiration of any such patents, and we and Sandoz may incur significant damages, reducing our profits and having a material adverse effect on our business;” and “—If efforts by manufacturers of branded products to delay or limit the use of generics or biosimilars are successful, our sales of generic and biosimilar products may suffer.”

Glatopa was formerly referred to as M356. M356 (40 mg) now refers to our generic product candidate for three-times-weekly Copaxone 40 mg/mL.

M356 (40 mg) — Generic Three-times-weekly Copaxone® (glatiramer acetate injection) 40 mg/mL

An ANDA with a Paragraph IV certification for our generic version of three-times-weekly 40 mg/mL Copaxone, which was filed in August 2014, remains under review by the FDA. Our M356 (40 mg) formulation contains the same drug substance as Glatopa, which we believe should help streamline the FDA review of the ANDA. To date, we are the only ANDA applicants for the three-times-weekly 40 mg/mL Copaxone with an approved active pharmaceutical ingredient. If we are successful in our challenge of the patents related to 40 mg/mL Copaxone, and assuming customary patent litigation timelines, we believe M356 (40 mg) could be approved, following expiration of any 30-month stay, if applicable, and be on the market as early as the first quarter of 2017.

Enoxaparin Sodium Injection —Generic Lovenox®

In June 2015, we and Sandoz amended our collaboration agreement relating to Enoxaparin Sodium Injection, replacing Sandoz’s obligation to pay us a royalty on net sales with an obligation to pay us 50% of contractually-defined profits on sales. The collaboration economics were amended from a royalty to a profit share to align our interests in an evolving market that has seen continued pricing pressure. The amendment was effective April 1, 2015. For the three months ended June 30, 2015, we earned $0.1 million in product revenues from Sandoz’s sales of Enoxaparin Sodium Injection.

In addition to Sanofi’s branded generic, which was launched in October 2011, and the generic product by Actavis and Amphastar, which was launched in January 2012, Teva announced that it launched a generic version of enoxaparin sodium injection in February 2015. Our second quarter 2015 enoxaparin revenue experienced a significant decline as compared with previous quarters and may continue to be minimal in future quarters as we expect continued downward price pressure and decreased market share in the United States for our Enoxaparin Sodium Injection from increased generic competition.

Biosimilars

M923 —Biosimilar HUMIRA® (adalimumab) Candidate

Effective as of July 1 2015, Baxter completed a restructuring into two independent companies. In connection with the restructuring, in April 2015, Baxter assigned all of its rights and obligations under our collaboration agreement (the “Baxter Agreement”) relating to M923 to Baxalta U.S. Inc., Baxalta GmbH and Baxalta Incorporated (collectively, “Baxalta”). In light of the assignment, all references to “Baxter” and the “Baxter Agreement” have been replaced with references to “Baxalta” and the “Baxalta Agreement,” respectively.

In February 2015, Baxalta (formerly Baxter) commenced a randomized, double-blind, single-dose study in healthy volunteers to compare the pharmacokinetics, safety, tolerability and immunogenicity of M923 versus EU-sourced and US-sourced HUMIRA. We expect data to be available in the fourth quarter of 2015 and anticipate initiating a larger patient study in the second half of 2015. Baxalta is planning to submit the first regulatory application for marketing approval for M923 in 2017 and, subject to marketing approval and patent considerations, we expect first commercial launch to be as early as 2018.

M834 —Biosimilar ORENCIA® (abatacept) Candidate

We have all worldwide development and commercialization rights for M834. We continue to develop M834 with a goal of entering clinical development in 2016 and continue to identify and explore potential collaboration opportunities for the program. Subject to marketing approval and patent considerations, we believe M834 could be on the market as early as 2019. We believe there is currently limited biosimilar competition for M834.

Other Biosimilar Candidates

We also have seven other earlier stage biosimilar programs, including M511, a biosimilar candidate for AVASTIN® (bevacizumab), that we believe will allow us to broaden our biosimilar product portfolio and technology base. We seek to identify and collaborate with strategic partners who can bring best-in-class, global commercial capabilities and can help secure high quality, low cost manufacturing and distribution. We seek to leverage our capabilities and expertise to advance programs to a stage where we can derive optimal stockholder value from each of our collaborations.

We continue to pursue potential opportunities to partner one or more of our biosimilar programs, other than M923, with a goal of having an additional collaboration in place in the second half of 2015.

As of June 30, 2015, we had over 100 employees working on our biosimilars programs. We maintain a state-of-the-art development facility for bioprocess manufacturing development and scale-up.

Novel Therapeutics

Necuparanib

In 2012, we initiated a Phase 1/2 clinical trial evaluating necuparanib in combination with Abraxane plus gemcitabine in patients with advanced metastatic pancreatic cancer. In October 2014, we successfully completed and reported top-line data from Part A, or Phase 1, of the trial, including determining a maximum tolerated dose of 5 mg/kg. In June 2015 at the American Society of Clinical Oncology annual meeting, we reported more mature data from Phase 1 which continued to show acceptable safety and tolerability and encouraging signals of activity, including the following:

•                  Adding necuparanib to Abraxane and gemcitabine did not appear to increase the toxicity profile associated with Abraxane and gemcitabine alone.

•                  Of the 24 patients who received at least one dose of necuparanib in combination with Abraxane plus gemcitabine, the median overall survival was 14.2 months. Also, within a subset of 16 patients who completed one cycle and had at least one scan on treatment, the median overall survival was 15.3 months.

•                  Of the 15 patients treated with necuparanib in combination with Abraxane plus gemcitabine that completed Cycle 1 and had at least one follow-up measurement for CA19.9 (a biomarker predictive of long-term outcome and treatment response in pancreatic cancer), 93% had a greater than 50% decrease from baseline, and 100% had a greater than 20% decrease from baseline.

We believe the safety data and early signals of activity are encouraging and that the 5 mg/kg dose has the potential to provide significantly higher levels of activity against multiple cancer targets than traditional anticoagulant heparins have achieved.  We believe these results, combined with nonclinical data in other cancer models, and necuparanib’s differentiated, multi-targeted mechanism of action, suggest the possibility of combining necuparanib with other chemotherapy and targeted therapy standards of care in a variety of other tumor types.

We continue to enroll patients in Part B, or Phase 2, of the trial, to evaluate the antitumor activity of necuparanib in combination with Abraxane plus gemcitabine, versus Abraxane plus gemcitabine alone. We expect data from this randomized trial to be available in the first half of 2017. Subject to successfully completing clinical trials and marketing approval, we believe necuparanib could be on the market in the 2020-2021 timeframe, or potentially earlier under expedited Fast-Track Designation review.

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

Equity Financings

In May 2015, we sold an aggregate of 8,337,500 shares of our common stock through an underwritten public offering at a price to the public of $19.00 per share. As a result of the offering, which included the full exercise of the underwriters’ option to purchase additional shares, we received aggregate net proceeds of approximately $148.4 million, after deducting underwriting discounts and commissions and other offering expenses. We intend to use these proceeds for general corporate purposes, including working capital.

In the three months ended June 30, 2015, we sold approximately 1.4 million shares of common stock under the At-the-Market Equity Offering Sales Agreement we entered into with Stifel, Nicolaus & Company, Incorporated (“Stifel”), as sales agent, in May 2014, or the 2014 ATM Agreement, raising net proceeds of approximately $21.5 million during the quarter. We concluded sales under the 2014 ATM Agreement in April 2015. We sold approximately 5.4 million shares of common stock under the 2014 ATM Agreement, raising aggregate net proceeds of approximately $73.5 million. We paid Stifel a commission of 2.0% of the gross proceeds from the sale of shares of our common stock.

In April 2015, we entered into a new At-the-Market Equity Offering Sales Agreement with Stifel, as sales agent, or the 2015 ATM Agreement, pursuant to which we may issue and sell from time to time up to an aggregate of $75 million of our common stock. We intend to use the net proceeds from this facility primarily for general corporate purposes, including working capital. In the three months ended June 30, 2015, we sold approximately 0.5 million shares of common stock under the 2015 ATM Agreement, raising aggregate net proceeds of approximately $9.3 million. We paid Stifel a commission of 2.0% of the gross proceeds from the sale of shares of our common stock.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

Collaboration Revenue

Collaboration revenue includes both product revenue and research and development revenue earned under our collaborative arrangements. Product revenue includes our contractually-defined profits and/or royalties earned on Sandoz’s sales of Enoxaparin Sodium Injection and Glatopa.

Glatopa™ — Generic Copaxone® (glatiramer acetate injection) 20 mg/mL

Sandoz commenced sales of Glatopa in the United States on June 18, 2015. We earn 50% of contractually-defined profits on Sandoz’s sales of Glatopa. A portion of certain Glatopa legal expenses, including any patent infringement damages, is deducted from our profits in proportion to our 50% profit sharing interest.

For the three months ended June 30, 2015, we recorded $19.2 million in product revenues from Sandoz’s sales of Glatopa, reflecting $28.2 million in profits net of a deduction of $9.0 million for reimbursement to Sandoz of 50% of pre-launch Glatopa-related legal expenses incurred by Sandoz since 2008. We expect that any future quarterly legal expense deductions will be significantly less as they will generally be incurred and reimbursed on a quarterly basis.

We believe there is a meaningful market opportunity for Glatopa. The price for Copaxone 20 mg/mL has increased over 165% since 2009 and there is no other generic for multiple sclerosis currently available in the United States. However, Teva received marketing approval of its three-times-weekly 40 mg/mL formulation of Copaxone in January 2014. In July 2015, Teva reported that their three-times-weekly formulation accounted for approximately 2/3 of total Copaxone prescriptions in the United States. Because Glatopa is only a substitutable generic version of the 20 mg/mL formulation of Copaxone, the market potential of Glatopa is negatively impacted by the conversion of patients from once-daily Copaxone to three-times-weekly Copaxone. Teva reported $4.2 billion in worldwide sales of Copaxone (20 mg/mL and 40 mg/mL) in 2014, $3.1 billion of which was from the United States.

Enoxaparin Sodium Injection —Generic Lovenox®

Effective April 1, 2015, we earn 50% of contractually-defined profits on Sandoz’s sales of Enoxaparin Sodium Injection. A portion of Enoxaparin Sodium Injection development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, are offset against profit-sharing amounts, royalties and milestone payments. Our contractual share of these development and other expenses is subject to an annual claw-back adjustment at the end of each product year, with the product year ending on June 30. The annual adjustment can only reduce our profits, royalties and milestones by up to 50% in the quarter ended June 30 and any excess will be carried forward into future quarters and reduce profits in those future periods by up to 50% until it is paid in full. For the three months ended June 30, 2015, we recorded $0.1 million in profits, net of a $0.1 million claw-back adjustment of pre-launch development expenses. The portion of the annual adjustment that will be applied to reduce our profits in future quarters is approximately $1.8 million.

For the three months ended June 30, 2014, we earned $5.7 million in product revenue, which includes $5.8 million in royalties on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $54.2 million, offset by $2.2 million of our contractual share of development and other expenses for the product year ending June 30, 2014, and increased by $2.1 million to reflect an adjustment to royalties earned in the product year ended June 30, 2012. The decrease in our product revenue of $5.6 million, or 98%, from the 2014 period to the 2015 period is due to the change from a royalty to a profit-share arrangement under our collaboration with Sandoz and lower prices in response to competitor pricing reductions on enoxaparin.

Research and Development Revenue

Research and development revenue generally consists of amounts earned by us:

•                  under the 2003 Sandoz Collaboration and 2006 Sandoz Collaboration for reimbursement of research and development services and reimbursement of development costs;

•                  under the 2006 Sandoz Collaboration for amortization of the equity premium;

•                  regulatory and commercial milestones earned under the 2006 Sandoz Collaboration;

•                  under the Baxalta Agreement for reimbursement of research and development services and reimbursement of development costs for M923;

•                  under the Baxalta Agreement for amortization of a portion of the $40 million upfront and M834 license payments; and

•                  technical development milestones earned under the Baxalta Agreement.

Research and development revenue increased by $20.3 million, or 383%, from $5.3 million for the three months ended June 30, 2014 to $25.6 million for the three months ended June 30, 2015 primarily due to a $10.0 million milestone payment we earned upon receiving sole FDA approval for Glatopa and an additional $10.0 million milestone payment we earned upon first commercial sale of Glatopa.

We expect collaborative research and development revenue earned by us related to FTE and external expense reimbursement from Baxalta and Sandoz will fluctuate from quarter to quarter in 2015 depending on our research and development activities. Furthermore, we expect to continue to amortize the $40 million upfront and M834 license payments from Baxalta as we deliver research and development services under the collaboration agreement, with 2015 quarterly amortization of approximately $2.4 million related to M923.

Research and Development Expense

Research and development expenses consist of costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. We track the external research and development costs incurred for each of our product candidates. Our external research and development expenses consist primarily of:

•                  expenses incurred under agreements with consultants, third-party contract research organizations, or CROs, and investigative sites where all of our nonclinical studies and clinical trials are conducted;

•                  costs of acquiring originator comparator materials and manufacturing nonclinical study and clinical trial supplies and other materials from contract manufacturing organizations, or CMOs, and related costs associated with release and stability testing; and

•                  costs associated with process development activities.

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

Research and development expense for the three months ended June 30, 2015 was $34.0 million, compared with $26.1 million for the three months ended June 30, 2014. The increase of $7.9 million, or 30%, from the 2014 period to the 2015 period primarily resulted from increases of: $2.2 million in third-party process development costs for our biosimilars programs; $2.0 million in nonclinical and manufacturing expenditures to advance our novel therapeutic programs; $1.6 million in clinical trial expenses as the necuparanib Phase 2 clinical trial continued to enroll patients; and $1.4 million in share-based compensation expense associated with performance-based stock awards.

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

The following table sets forth the primary components of our research and development external expenditures, including the amortization of our intangible asset, for each of our principal development programs for the three months ended June 30, 2015 and 2014. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Phase of			Project
	Development as of	Three Months Ended June 30,		Inception to
	June 30, 2015	2015	2014	June 30, 2015
External Costs Incurred by Product Candidate:
Glatopa and M356 (40 mg)—Generic Copaxone®	ANDAs filed (1)	$282	$233	$48,436
Necuparanib—Oncology Product Candidate	Phase 2	3,004	1,359	30,178
Biosimilars	Various (2)	6,482	4,326	65,900
Other novel therapeutic programs	Discovery/Nonclinical	3,253	1,252
Internal Costs		20,962	18,919

Total Research and Development Expenses		$33,983	$26,089

(1)         On April 16, 2015, the FDA approved the ANDA for once-daily Glatopa. Sandoz launched Glatopa on June 18, 2015. The ANDA for M356 (40 mg) is under FDA review.

(2)         Biosimilars includes M923, a biosimilar version of HUMIRA® (adalimumab), M834, a biosimilar version of ORENCIA® (abatacept), M511, a biosimilar version of AVASTIN® (bevacizumab), as well as other biosimilar candidates. A pharmacokinetic clinical trial for M923 commenced in the first quarter of 2015. M834 is in the nonclinical phase of development, and our other biosimilar candidates are in discovery and process development.

Our necuparanib external expenditures increased by $1.6 million from the 2014 period to the 2015 period as the latter period includes ongoing patient costs for the Phase 1 clinical trial as well as contract research and patient costs for Phase 2 of the Phase 1/2 trial. The increase of $2.2 million in biosimilars external expenditures from the 2014 period to the 2015 period was due to higher third-party process development and contract research costs incurred for our M834 biosimilar and our other early stage biosimilar candidates. The increase of $2.0 million in other novel therapeutics program external expenditures from the 2014 period to the 2015 period was primarily due to nonclinical development to support and advance our novel product candidates.

The increase of $2.0 million in research and development internal costs from the 2014 period to the 2015 period was due to share-based compensation expense associated with performance-based stock awards and higher depreciation expense for property and equipment purchased and placed into service in prior fiscal years.

General and Administrative Expense

General and administrative expenses consist primarily of salaries and other related costs for personnel in general and administrative functions, professional fees for legal and accounting services, royalty and license fees, insurance costs, and allocated rent, facility and lab supplies, and depreciation expense.

General and administrative expense for the three months ended June 30, 2015 was $13.3 million, compared with $11.2 million for the three months ended June 30, 2014. The increase of $2.1 million, or 19%, from the 2014 period to the 2015 period was primarily due to an increase of $1.5 million in share-based compensation expenses associated with performance-based stock awards.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

Interest Income

Interest income was $0.1 million for each of the three months ended June 30, 2015 and 2014.

Other Income

Other income was $0.1 million for each of the three months ended June 30, 2015 and 2014 and represents other income related to a job creation tax award that was granted to us in the fourth quarter of 2012.

Comparison of Six Months Ended June 30, 2015 and 2014

Collaboration Revenue

Glatopa™ — Generic Copaxone® (glatiramer acetate injection) 20 mg/mL

For the six months ended June 30, 2015, we recorded $19.2 million in product revenues from Sandoz’s sales of Glatopa, reflecting $28.2 million in profits net of a deduction of $9.0 million for reimbursement to Sandoz of 50% of pre-launch Glatopa-related legal expenses incurred by Sandoz since 2008. We expect that any future quarterly legal expense deductions will be significantly less as they will generally be incurred and reimbursed on a quarterly basis.

Enoxaparin Sodium Injection —Generic Lovenox®

For the six months ended June 30, 2015, we earned $2.8 million in product revenue consisting of $0.1 million in second quarter profits, net of a claw-back adjustment of $0.1 million, and $2.7 million in royalties earned in the first quarter on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $25.9 million. The portion of the claw-back adjustment that will be applied to reduce our profit in future quarters is approximately $1.8 million.

For the six months ended June 30, 2014, we earned $10.5 million in product revenue, which includes $10.6 million in royalties on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $102.0 million, offset by $2.2 million of our contractual share of development and other expenses for the product year ending June 30, 2014, and increased by $2.1 million to reflect an adjustment to royalties earned in the product year ended June 30, 2012. The decrease in our product revenue of $7.7 million, or 73%, from the 2014 period to the 2015 period is due to the change in our collaboration economics, decreased unit sales due to lower market share, and lower prices in response to competitor pricing reductions on enoxaparin.

Research and Development Revenue

Research and development revenue increased by $20.2 million, or 180%, from $11.2 million for the six months ended June 30, 2014 to $31.4 million for the six months ended June 30, 2015 primarily due to a $10.0 million milestone payment we earned upon receiving sole FDA approval for Glatopa and an additional $10.0 million milestone payment we earned upon first commercial sale of Glatopa.

We expect collaborative research and development revenue earned by us related to FTE and external expense reimbursement from Baxalta and Sandoz will fluctuate from quarter to quarter in 2015 depending on our research and development activities. Furthermore, we expect to continue to amortize the $40 million upfront and M834 license payments from Baxalta as we deliver research and development services under the collaboration agreement, with 2015 quarterly amortization of approximately $2.4 million related to M923.

Research and Development Expense

Research and development expense for the six months ended June 30, 2015 was $56.7 million, compared with $52.8 million for the six months ended June 30, 2014. The increase of $3.9 million, or 7%, from the 2014 period to the 2015 period primarily resulted from increases of: $3.9 million in third-party research and process development costs for our novel therapeutics programs; and $2.7 million in clinical trial expenses as the necuparanib Phase 2 clinical trial continued to enroll patients. These increases were partially offset by a $2.7 million decrease in personnel related expenses, primarily attributed to the reversal of prior period share-based compensation expense associated with performance-based stock awards. In 2011 and 2012, we granted broad-based performance stock awards that vested 50% upon approval of the Glatopa ANDA and 50% one year later. The awards were scheduled to expire March 28, 2015. In March 2015, we amended the awards to extend the performance period to September 2015, but with share amounts that decreased monthly. Upon the amendment, stock compensation previously recognized was reversed and stock compensation in the first quarter of 2015 was recognized ratably based on the Glatopa ANDA approval, which occurred in April 2015.  In the first six months of 2015 research and development expense included a stock compensation credit of $5.1 million and expense of $3.0 million relating to the performance grants.

The following table sets forth the primary components of our research and development external expenditures, including the amortization of our intangible asset, for each of our principal development programs for the six months ended June 30, 2015 and 2014. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Phase of			Project
	Development as of	Six Months Ended June 30,		Inception to
	June 30, 2015	2015	2014	June 30, 2015
External Costs Incurred by Product Candidate:
Glatopa and M356 (40 mg)—Generic Copaxone®	ANDAs filed (1)	$429	$529	$48,436
Necuparanib—Oncology Product Candidate	Phase 2	5,104	2,453	30,178
Biosimilars	Various (2)	10,378	10,140	65,900
Other novel therapeutic programs	Discovery/Nonclinical	5,400	1,497
Internal Costs		35,422	38,162

Total Research and Development Expenses		$56,733	$52,781

(1)         On April 16, 2015, the FDA approved the ANDA for once-daily Glatopa. Sandoz launched Glatopa on June 18, 2015. The ANDA for M356 (40 mg) is currently under FDA review.

(2)         Biosimilars includes M923, a biosimilar version of HUMIRA® (adalimumab), M834, a biosimilar version of ORENCIA® (abatacept), M511, a biosimilar version of AVASTIN® (bevacizumab), as well as other biosimilar candidates. A pharmacokinetic clinical trial for M923 commenced in the first quarter of 2015. M834 is in the nonclinical phase of development, and our other biosimilar candidates are in discovery and process development.

Our necuparanib external expenditures increased by $2.7 million from the 2014 period to the 2015 period as the latter period includes ongoing patient costs for the Phase 1 clinical trial as well as contract research and patient costs for Phase 2 of the Phase 1/2 trial. The increase of $3.9 million in other novel therapeutics program external expenditures from the 2014 period to the 2015 period was primarily due to nonclinical development to support and advance our novel product candidates.

The decrease of $2.7 million in research and development internal costs from the 2014 period to the 2015 period was primarily due to the reversal of prior period share-based compensation expense associated with performance-based stock awards discussed under “Research and Development Expense”.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2015 was $21.2 million, compared with $22.9 million for the six months ended June 30, 2014. The decrease of $1.7 million, or 7%, from the 2014 period to the 2015 period was primarily due to the reversal of prior period share-based compensation expenses associated with performance-based stock awards discussed under “Research and Development Expense”. In the first six months of 2015 general and administrative expense included a stock compensation credit of $5.4 million and expense of $3.1 million relating to the performance grants.

Interest Income

Interest income was $0.2 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively. The decrease of $0.1 million from the 2014 period to the 2015 period was primarily due to lower average investment balances in 2014.

Other Income

Other income was $0.1 million for each of the six months ended June 30, 2015 and 2014 and represents other income related to a job creation tax award that was granted to us in the fourth quarter of 2012.

Liquidity and Capital Resources

At June 30, 2015, we had $377.2 million in cash, cash equivalents and marketable securities and $33.7 million in accounts receivable, including $19.2 million from Glatopa sales and $10.0 million from a Glatopa commercial milestone. In addition, we also held $20.7 million in restricted cash, of which $17.5 million serves as collateral for a security bond posted in the litigation against Actavis, Amphastar and International Medical Systems, Ltd. Our funds at June 30, 2015 were primarily invested in senior debt of government-sponsored enterprises, commercial paper, asset-backed securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 12 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant market risk at June 30, 2015.

We have funded our operations primarily through the sale of equity securities and payments received under our collaboration and license agreements, including product revenue from Sandoz’s sales of Enoxaparin Sodium Injection. Since our inception through June 30, 2015, we have received $638 million through private and public issuances of equity securities, including approximately $148 million from the May 2015 public offering of common stock and approximately $65 million under our 2014 and 2015 ATM Agreements. As of June 30, 2015, we had received a cumulative total of $616 million under our collaborations with Sandoz, including $466 million in revenues on sales of Enoxaparin Sodium Injection and regulatory and commercial milestones related to that product, and $79 million under our collaboration with Baxalta, including a $33 million upfront payment, $27 million in reimbursement of research and development services and costs and $19 million in license and milestone payments.

We expect to finance and manage our planned operating and expenditure requirements principally through our current cash, cash equivalents and marketable securities; capital raised through equity financings, including under our ATM Agreements; and future product revenues. We believe that these funds will be sufficient to meet our operating requirements through at least the end of 2016.

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(44,580)	$(39,171)
Net cash provided by investing activities	$22,934	$70,413
Net cash provided by financing activities	$232,104	$1,911
Net increase in cash and cash equivalents	$210,458	$33,153

Cash used in operating activities

The cash provided by or used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Cash used in operating activities was $44.6 million for the six months ended June 30, 2015 reflecting a net loss of $24.1 million, which was partially offset by non-cash charges of $4.5 million for depreciation and amortization of property, equipment and intangible assets, $2.2 million in shared-based compensation and $0.6 million for amortization of purchased premiums on our marketable securities. In addition, the net change in our operating assets and liabilities used cash of $27.8 million and resulted from: an increase in accounts receivable of $26.3 million, which includes a receivable of $19.2 million for Glatopa June sales and a receivable of $10.0 million for a Glatopa commercial milestone; a decrease in unbilled revenue of $0.5 million due to lower reimbursable FTEs and costs for M923; a decrease in prepaid expenses and other current assets of $0.9 million due to the timing of advance payments to vendors for services and the amortization of those payments; a decrease in accounts payable of $5.5 million due to timing of vendor payments; an increase in accrued expenses of $7.0 million primarily due to process development services for our biosimilars programs; a decrease in deferred revenue of $4.1 million, due to higher quarterly amortization of revenue from the $33.0 million Baxalta upfront payment in 2012 and a $7 million M834 pre-defined “minimum development criteria” license payment in 2014; and a decrease in other long-term liabilities of $0.3 million, of which $0.1 million represents the amortization of a job creation tax award and $0.1 million is the amortization of the tenant improvement allowance over the term of our facility lease.

Cash used in operating activities was $39.2 million for the six months ended June 30, 2014 reflecting a net loss of $53.5 million, which was partially offset by non-cash charges of $4.2 million for depreciation and amortization of property, equipment and intangible assets, $7.1 million for share-based compensation and $1.4 million for amortization of purchased premiums on our marketable securities. In addition, the net change in our operating assets and liabilities provided cash of $1.6 million and resulted from: decreases in accounts receivable of $4.5 million and unbilled revenue of $0.9 million, primarily due to lower reimbursable M923 FTEs and expenses incurred in connection with the Baxalta Agreement; a decrease in prepaid expenses and other current assets of $0.9 million, primarily due to lower interest receivable on lower average cash and marketable securities investment balances; a decrease in accounts payable of $2.3 million due to the payment of third-party contract expenses incurred for our biosimilars and Glatopa and M356 (40 mg) programs; a decrease in accrued expenses of $0.2 million consisting of a decrease in accrued compensation, as we paid bonuses to our employees for their performance in 2013, and timing of M834 third-party contract expenses; a decrease in deferred revenue of $1.9 million, primarily due to the amortization of revenue from the $33.0 million Baxalta upfront payment; and a decrease in other long-term liabilities of $0.2 million primarily due to the amortization of a job creation tax award.

Cash provided by investing activities

Cash provided by investing activities of $22.9 million for the six months ended June 30, 2015 includes cash inflows of $92.3 million from maturities of marketable securities partially offset by cash outflows of $68.0 million for purchases of marketable securities and $1.4 million for capital equipment and leasehold improvements.

Cash provided by investing activities of $70.4 million for the six months ended June 30, 2014 includes cash inflows of $139.4 million from maturities of marketable securities partially offset by cash outflows of $64.3 million for purchases of marketable securities and $4.7 million for capital equipment and leasehold improvements.

Cash provided by financing activities

Cash provided by financing activities of $232.1 million for the six months ended June 30, 2015 includes $148.4 million of net proceeds from the sale of 8.3 million shares of our common stock through an underwritten public offering, $64.5 million of net proceeds from the sale of 4.3 million shares of our common stock under our ATM Agreements and $21.2 million from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan, for total proceeds of $234.1 million. Total proceeds were partially offset by $2.0 million of cash paid to tax authorities in connection with the vesting of employee performance-based restricted stock.

Cash provided by financing activities of $1.9 million for the six months ended June 30, 2014 relate to stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

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

There have been no significant changes to our accounting policies during the three months ended June 30, 2015, as compared to the significant accounting policies described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.

New Accounting Standards

See Note 2 to our consolidated financial statements “Summary of Significant Accounting Policies” for a discussion of new accounting standards. The notes to our consolidated financial statements are contained in Part I, Item I of this Quarterly Report on Form 10-Q.

Item 3.                                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2015, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.                                 CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2015. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Glatopa and M356 (40 mg)-Related Proceedings

On August 28, 2008, Teva and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against us and Sandoz in the United States Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for Glatopa. The suit alleged infringement related to four of the seven Orange Book-listed patents for Copaxone and sought declaratory and injunctive relief that would prohibit the launch of our product until the last to expire of these patents. The Orange Book is a publication of the FDA that identifies drug products approved on the basis of safety and effectiveness by the FDA under the Federal Food, Drug, and Cosmetic Act and includes patents that are purported by the drug application owner to protect each drug. If there is a patent listed for the branded drug in the Orange Book at the time of submission of an ANDA, or at any time before an ANDA is approved, a generic manufacturer’s ANDA must include one of four types of patent certifications with respect to each listed patent. We and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book-listed patents, as well as two additional patents in the same patent family adjudicated in that lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book-listed patents for Copaxone, and in October 2010, the Court consolidated the Mylan case with the case against us and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. In July 2012, we appealed the decision to the CAFC, and in July 2013, the CAFC issued a written opinion invalidating several of the nine patents, including one non-Orange Book-listed patent which is set to expire in September 2015. The other patents expired on May 24, 2014. The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. In September 2013, Teva filed a petition for rehearing of the CAFC decision, and in October 2013 the CAFC denied the petition. Teva filed a petition for review by the Supreme Court of the United States in January 2014, and in March 2014 the Supreme Court granted certiorari in the case in order to review the appropriate standard for deference to district court findings in claim construction. Briefing was completed in September 2014, and oral argument was held in October 2014. On January 20, 2015, the Supreme Court vacated the 2013 decision of the CAFC and remanded the case to the CAFC for additional findings to determine the validity of the relevant patent claims that had previously been determined to be invalid. The parties filed briefs with the CAFC on March 2, 2015. On April 16, 2015, upon FDA approval of Glatopa, we requested an expedited decision with a full opinion to follow later. On June 18, 2015, the CAFC issued a decision and found the one remaining patent at issue in the suit invalid. There is no right of appeal, however, Teva has the right to petition the Supreme Court for further review.

On September 10, 2014, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against us and Sandoz in the United States Federal District Court in the District of Delaware in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356 (40 mg). The suit alleges infringement related to two Orange Book-listed patents for 40 mg/mL Copaxone, each expiring in 2030, and seeks declaratory and injunctive relief prohibiting the launch of our product until the last to expire of these patents. We and Sandoz have asserted various defenses and filed counterclaims for declaratory judgments of non-infringement, invalidity and unenforceability of both patents. A trial in the district court is scheduled for September 2016. On April 10, 2015, Teva and Yeda filed an additional suit against us and Sandoz in the United States District Court for the District of Delaware alleging infringement related to a third Orange Book-listed patent for 40 mg/mL Copaxone, which issued in March 2015 and expires in 2030. In May 2015, this suit was consolidated with the initial suit filed in September 2014. A pre-trial claim construction hearing is scheduled for November 2015 and the trial is scheduled to begin in September 2016.

M834-Related Proceedings

On July 2, 2015 Momenta filed a petition for Inter Partes Review (IPR) with the Patent Trial and Appeal Board, or PTAB, to challenge the validity of Bristol Myers Squibb’s ORENCIA® subcutaneous formulation patent ‘239. We expect a decision on institution of the IPR in January 2016. If IPR is instituted, we would expect a final opinion from the PTAB in January 2017.

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

In July 2013, the District Court granted a motion by Amphastar and Actavis for summary judgment. We filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, which the

CAFC denied in May 2014. The CAFC held a hearing on our appeal of summary judgment on May 4, 2015, and requested the views of the United States Solicitor General on certain issues raised in the suit. The U.S. Solicitor General filed its brief on July 13, 2015, and Amphastar sought leave to file, and filed subject to acceptance of its motion, a responsive brief on July 24, 2015. We expect the CAFC to issue a decision in 2015.

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

We have incurred significant losses since our inception in May 2001. At June 30, 2015, our accumulated deficit was $393.2 million. We may incur annual operating losses over the next several years as we expand our drug development, commercialization and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.

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

If Teva is successful in seeking further review of the June 2015 CAFC Glatopa-related patent litigation decision, Glatopa sales may be decreased or halted until September 2015 and we and Sandoz may incur significant damages from sales occurring before September 2015.

In June 2015, the Court of Appeals for the Federal Circuit, or CAFC, found the remaining patent at issue in Teva’s patent infringement suit to be invalid. For a description of the proceedings, see Part II, Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q. Teva does not have a right of appeal but may seek further judicial review by filing a petition with the U.S. Supreme Court.

Should Teva succeed in further review at the Supreme Court further sales of Glatopa could be decreased or halted until September 2015, which would disrupt revenues, impair our ability to commercialize Glatopa and harm our business and financial condition. If Teva is ultimately successful, we and Sandoz may be liable for significant damages from sales of Glatopa prior to September 2015, which would materially harm our revenues, our business and financial condition.

In addition to the recent Glatopa-related patent litigation, Teva may allege that we and Sandoz are infringing other patents related to Copaxone.  If this occurs we may expend substantial resources in resulting litigation, the outcome of which would be uncertain. Any unfavorable outcome in such litigation could decrease or halt Glatopa sales prior to a successful defense of such litigation or expiration of any such patents, and we and Sandoz may incur significant damages, reducing our profits and having a material adverse effect on our business.

Teva may assert that our manufacturing and sale of Glatopa infringes Copaxone-related patents other than those at issue in the recent patent litigation, including patents that may issue in the future. If so, we would expect to incur significant expenses under the terms of our collaboration with Sandoz to respond to and litigate these claims. In addition, if we are unsuccessful in litigation, or pending the outcome of litigation or while litigation is pending, a court could issue a temporary injunction or a permanent injunction preventing us from manufacturing and selling Glatopa and prohibiting the future use and commercial sale of any manufactured product prior to a successful defense of such litigation or the expiration of such patents. Furthermore, we may be ordered to pay damages from the sale of Glatopa if we are found to have infringed Teva’s patents. Litigation concerning intellectual property and proprietary technologies can be protracted and expensive, and can distract management and other key personnel from running our business.

If Teva sues the FDA seeking to reverse the FDA’s denial of its citizen petitions seeking to prevent the marketing approval of Glatopa, and is successful, Sandoz could be prohibited from continuing to sell Glatopa and our business would be materially adversely affected.

Teva may file suit against the FDA challenging the FDA’s denial of Teva’s most recent Citizen Petition related to Glatopa.  Since 2008, Teva has filed eight Citizen Petitions with FDA requesting that FDA deny the approval of any ANDA filed for generic Copaxone. Of the eight, Teva withdrew one and the FDA denied seven, most recently in April 2015 in connection with approving Glatopa.  In May 2014, Teva filed suit against the FDA in the United States District Court for the District of Columbia, seeking a court order granting the relief sought in the Citizen Petitions. We and Sandoz intervened in the suit, and following a hearing on a motion for the preliminary injunction, the Court dismissed the case for lack of jurisdiction prior to approval of the ANDA. Should Teva file suit seeking to reverse the FDA approval of Glatopa and succeed, Sandoz could be prohibited from continuing to sell Glatopa until the marketing approval is reinstated by the FDA.  Should this occur, our business would be materially adversely affected, we would be limited in our ability to invest in ongoing research and development, and we would have a greater need to raise capital through equity or debt offerings.

If other generic versions of the brand name drugs, or other biosimilars of the reference originator biologics, for which we have products or product candidates, including Glatopa, M356 (40 mg) and M923, are approved and successfully commercialized, our business would suffer.

Generic versions of our products can contribute most significantly to revenues at the time of their launch, especially with limited competition. As such, the timing of competition can have a significant impact on our financial results. We expect that certain of our product candidates may face intense and increasing competition from other manufacturers of generic and/or branded products. For example, in September 2009, Mylan announced that the FDA had accepted for filing its ANDA for generic Copaxone and in 2011 Synthon announced that it submitted an ANDA to the FDA for a generic Copaxone. A launch of an additional generic Copaxone could significantly reduce anticipated revenue from Glatopa.

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

Brand companies may develop improved versions of a reference brand product as part of a life cycle extension strategy, and may obtain approval of the improved version under a supplemental new drug application, for a drug, or biologics license application for a biologic. Should the brand company succeed in obtaining an approval of an improved product, it may capture a significant share of the collective reference brand product market and significantly reduce the market for the original reference brand product and thereby the potential size of the market for our generic or biosimilar products. For example, in January 2014, Teva’s three-times-a-week formulation of Copaxone received marketing approval by the FDA. In July 2015, Teva reported that its three-times-weekly formulation accounted for approximately 2/3 of total Copaxone prescriptions in the United States. As a result, the market potential for Glatopa has decreased, and may decrease further as additional patients are converted from once-daily Copaxone to three-times-weekly Copaxone. In addition, the improved product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the improved product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.

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

As of June 30, 2015, we had cash, cash equivalents and marketable securities totaling $377.2 million. For the six months ended June 30, 2015, we had a net loss of $24.1 million and cash used in operating activities of $44.6 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development and commercialization of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements will depend on many factors, including but not limited to:

•                  the level of sales of Glatopa and Enoxaparin Sodium Injection;

•                  whether a final decision, after appeal, might be issued in favor of Teva in our Glatopa-related patent infringement litigation matters; should Teva petition the U.S. Supreme Court and obtain further judicial review that reverses the CAFC decision;

•                  the successful commercialization of our product candidates, including M923;

•                  whether Teva sues for injunctive relief reversing the FDA’s marketing approval of Glatopa, and the outcome of any such litigation;

•                  the cost of advancing our product candidates and funding our development programs, including the costs of nonclinical and clinical studies and obtaining regulatory approvals;

•                  the receipt of milestone payments under our Baxalta Agreement;

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

•                  the ability to enter into additional collaborations for our non-partnered programs, as well as the terms and timing of any milestone, royalty or profit share payments thereunder;

•                  the continued progress in our research and development programs, including completion of our nonclinical studies and clinical trials;

•                  the cost of acquiring and/or in-licensing other technologies, products or assets; and

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

Our future Enoxaparin product revenue is dependent on the continued successful manufacture and commercialization of Enoxaparin Sodium Injection.

Our near-term ability to generate Enoxaparin product revenue depends, in large part, on Sandoz’s continued ability to manufacture and commercialize Enoxaparin Sodium Injection, maintain pricing levels and market share and compete with Lovenox brand competition as well as authorized and other generic competition.

Sandoz is facing increasing competition and pricing pressure from brand, authorized generic and other currently-approved generic competitors, which has and will continue to impact Sandoz net sales and profits from Enoxaparin Sodium Injection, which will therefore impact our product revenue. Furthermore, other competitors may in the future receive approval to market generic enoxaparin products which would further impact our product revenue, which is based on a fifty-percent contractual profit share.

Due to these circumstances, the resulting market price for our Enoxaparin Sodium Injection product has substantially decreased and may decrease further. We have lost market share and may continue to lose market share for Enoxaparin Sodium Injection. All of this may further impact our revenue from Enoxaparin Sodium Injection and, as a result, our business, including our near-term financial results and our ability to utilize Enoxaparin Sodium Injection revenue to fund future discovery and development programs, may suffer.

If our patent litigation against Amphastar related to Enoxaparin Sodium Injection is not successful, we may be liable for damages. In addition, third parties may be able to commercialize generic Lovenox products without risk of patent infringement damages, and our business may be materially harmed.

If we are not successful in the patent litigation against Amphastar and Actavis and do not succeed in obtaining injunctive relief or damages, the reduction in our revenue stream will be permanent and our ability to fund future discovery and development programs with revenues from Enoxaparin Sodium Injection may continue to suffer. Furthermore, in the event that we are not successful in our appeal of the District Court decision to grant summary judgment against us, and Amphastar and Actavis are able to prove they suffered damages as a result of the preliminary injunction having been in effect, we could be liable for up to $35 million of the security bond for such damages. This amount may be increased if Amphastar and Actavis are successful in their motion to increase the amount of the security bond.

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

•                  seeking to restrict biosimilar commercialization options by making mandatory the optional right to adjudicate patent rights under Section 351(l) of the Biologics Price, Competition and Innovation Act or restricting access by biosimilar and generic applicants to the use of interpartes patent review proceedings at the U.S. Patent Office to challenge invalid biologic patent rights;

•                  settling paragraph IV patent litigation with generic companies to prevent the expiration of the 180-day generic marketing exclusivity period or to delay the triggering of such exclusivity period;

•                  submitting Citizen Petitions to request the FDA Commissioner to take administrative action with respect to prospective and submitted generic drug or biosimilar applications or to influence the adoption of policy with regard to the submission of biosimilar applications;

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

The FDA’s practice is to rule within 150 days on Citizen Petitions that seek to prevent approval of an ANDA if the petition was filed after the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA. If, at the end of the 150-day period, the ANDA is not ready for approval or rejection, then the FDA has typically denied and dismissed the petition without acting on the petition. To date, Teva Neuroscience, Inc. has filed eight Citizen Petitions regarding Glatopa, of which seven have been denied and dismissed and one was withdrawn by Teva. However, Teva may seek reversal of the denial of a Citizen Petition in federal court. Other third parties may also file Citizen Petitions requesting that the FDA adopt specific approval standards for generic or biosimilar products. If Teva were to succeed in court in reversing the denial of its Citizen Petitions by the FDA, the approval of Glatopa could be overturned and Sandoz could become unable to continue to sell Glatopa, which would materially harm our business.

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

Risks Relating to Development and Regulatory Approval

The future success of our business is significantly dependent on the success of our M356 (40mg) product candidate. If we are not able to obtain regulatory approval for the commercial sale of our M356 (40mg) product candidate, our future results of operations will be adversely affected.

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

Although health care reform legislation that establishes a regulatory pathway for the approval by the FDA of biosimilars has been enacted, the standards for determining biosimilarity or interchangeability for biosimilars are only just being implemented by the FDA. Therefore, substantial uncertainty remains about the potential value our proprietary technology platform can offer to biosimilars development programs.

The regulatory climate in the United States for follow-on versions of biologic and complex protein products remains uncertain, even following the recent enactment of legislation establishing a regulatory pathway for the approval of biosimilars under the Biologics Price Competition and Innovation Act or BPCIA. For example, the FDA only recently issued final guidance on certain matters concerning approval of biosimilars, including quality considerations and scientific considerations and to date, only one biosimilar product has been approved, and, to our knowledge, only a few biosimilar applications have been accepted for review by the FDA, and one application has been approved for a biosimilar under the 351(k) pathway. The new pathway contemplates approval of two categories of follow-on biologic products: (1) biosimilar products, which are highly similar to the existing brand product, notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences from the brand product and (2) interchangeable biologic products, which in addition to being biosimilar can be expected to produce the same clinical result in any given patient without an increase in risk due to switching from the brand product. Only interchangeable biosimilar products would be considered substitutable at the retail pharmacy level without the intervention of a physician. The new legislation authorizes but does not require the FDA to establish standards or criteria for determining biosimilarity and interchangeability, and also authorizes the FDA to use its discretion to determine the nature and extent of product characterization, nonclinical testing and clinical testing on a product-by-product basis.

Our competitive advantage in this area will depend on our success in demonstrating to the FDA that our analytics, biocharacterization and protein engineering platform technology provides a level of scientific assurance that facilitates determinations of biosimilarity and/or interchangeability, reduces the need for large scale clinical trials or other testing, and raises the scientific quality requirements for our competitors to demonstrate that their products are highly similar to a reference brand product. Our ability to succeed will depend in part on our ability to invest in new programs and develop data in a timeframe that enables the FDA to consider our approach as the agency begins to implement the new law. In addition, the FDA will likely require significant new resources and expertise to review biosimilar applications, and the timeliness of the review and approval of our future applications could be adversely affected if there were a decline or even limited growth in FDA funding. Our strategy to reduce and target clinical requirements by relying on analytical and functional nonclinical data may not be successful or may take longer than strategies that rely more heavily on clinical trial data.

The new regulatory pathway also creates a number of additional obstacles to the approval and launch of biosimilar and interchangeable products, including:

•                  a requirement for the applicant, as a condition to using the pre-approval patent exchange and clearance process, to share, in confidence, the information in its abbreviated pathway application with the brand company’s and patent owner’s counsel;

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

We also anticipate that application of the existing and evolving reimbursement regimes to biosimilar products will be somewhat uncertain as CMS and private payors determine whether or not to apply generic drug reimbursement approaches to reimbursement or to develop alternative approaches under Medicare, Medicaid and private insurance coverage.  For example, under Medicare Part B, the assignment of reimbursement codes to a reference drug product and its generic equivalent creates a strong incentive for generic conversion.  CMS has proposed to group all biosimilars of a reference biologic under a single, separate reimbursement code from the code for the reference biologic. CMS has not determined that interchangeable biologic products should be under the same reimbursement code as their reference biologics. If separate codes are instituted, the value of interchangeability could be reduced. Reimbursement uncertainty could adversely impact market acceptance of biosimilar products.

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

Additionally, the BPCIA establishes an abbreviated regulatory pathway for the approval of biosimilars and provides that brand biologic products may receive 12 years of market exclusivity, with a possible six-month extension for pediatric products. By creating a new approval pathway for biosimilars and adjusting reimbursement for biosimilars, the new law could promote the development and commercialization of biosimilars. However, given the uncertainty of how the law will be interpreted and implemented, the impact of the law on our strategy for biosimilars as well as novel biologics remains uncertain. Other provisions in the law, such as the comparative effectiveness provisions, may ultimately impact positively or negatively both brand and biosimilars products alike depending on an applicant’s clinical data, effectiveness and cost profile. If a brand product cannot be shown to provide a benefit over other therapies, then it might receive reduced coverage and reimbursement. While this might increase market share for biosimilars based on cost savings, it could also have the effect of reducing biosimilars’ market share.

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

There is presently uncertainty regarding the scope of the safe harbor from patent infringement under federal patent law, 35 USC section 271(e)(1), for activities related to developing and submitting information under a federal law. This uncertainty is especially high for our patents protecting our testing methods. The scope and application of the safe harbor is the subject of our on-going patent litigation with Amphastar. Additional information about this litigation is set forth under Part II, Item 1 “ Legal Proceedings “ in this Quarterly Report on Form 10-Q. The uncertainty regarding the scope of the safe harbor may impair our ability to enforce certain of our patent rights and reduce the likelihood of enforcing certain of our patent rights to protect our innovations and our products. Accordingly, we do not know the degree of future enforceability for some of our proprietary rights.

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

The Baxalta Agreement is important to our business. If we or Baxalta fail to adequately perform under the Agreement, or if we or Baxalta terminate the Agreement, the development and commercialization of our lead biosimilar, M923, would be delayed or terminated and our business would be adversely affected.

The Baxalta Agreement may be terminated:

•                  by either party for breach by the other party (in whole or on a product by product or country-by-country basis);

•                  by either party for bankruptcy of the other party;

•                  by Baxalta for its convenience;

•                  by us in the event Baxalta does not exercise commercially reasonable efforts to commercialize M923 in the United States or other specified countries, provided, that we also have certain rights to directly commercialize M923, as opposed to terminating the Baxalta Agreement, in event of such a breach by Baxalta; or

•                  by either party in the event there is a condition constituting force majeure for more than a certain consecutive number of days.

If the Baxalta Agreement were terminated by Baxalta for convenience or if Baxalta elects to terminate the Baxalta Agreement with respect to M923 in the specified time frame or if we terminate the Baxalta Agreement for breach by Baxalta, while we would have the right to research, develop, manufacture or commercialize the terminated products or license a third party to do so, we would need to expand our internal capabilities or enter into another collaboration, which, if we were able to do so, could cause significant delays that could prevent us from commercializing our biosimilar candidates. For example, in February 2015, Baxalta terminated in part the Baxalta Agreement as it relates specifically to M834. As a result, continued development of M834 may be delayed until we can enter into another collaboration to develop that program. Any alternative collaboration could also be on less favorable terms to us. In addition, we may need to seek additional financing to support the research, development and commercialization of any terminated products or alternatively we may decide to discontinue any terminated products, which could have a material adverse effect on our business. If Baxalta terminates the Baxalta Agreement due to our uncured breach, Baxalta would retain the exclusive right to commercialize M923 on a world-wide basis, subject to certain payment obligations to us as outlined in the Agreement. In addition, depending upon the timing of the termination, we would no longer have any influence over or input into the clinical development strategy or/and the commercialization strategy or/and the legal strategy of M923.

Under the Baxalta Agreement, we are dependent upon Baxalta to successfully conduct clinical trials for, and if approved, commercialize M923. We do not control Baxalta’s administration of the clinical trials, commercialization activities or the resources it allocates to M923. Our interests and Baxalta’s interests may differ or conflict from time to time, or we may disagree with Baxalta’s level of effort or resource allocation. Baxalta may internally prioritize M923 differently than we do or it may not allocate sufficient resources to effectively or optimally administer clinical trials for, or commercialize, M923. If these events were to occur, our business would be adversely affected.

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

The stock market in general and the market prices for securities of biotechnology companies in particular have experienced extreme volatility that often has been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock has been, and is likely to continue to be, volatile. Furthermore, our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•                  additional regulatory or legal actions by Teva to overturn Glatopa approval or to prevent or deter sales of Glatopa;

•                  delays in achievement of, or failure to achieve, program milestones that are associated with the valuation of our company or significant milestone revenue;

•                  failure of Glatopa or Enoxaparin Sodium Injection to sustain profitable sales or market share that meet expectations of securities analysts;

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

•                  our inability to manufacture any products in conformance with cGMP or in sufficient quantities to meet the requirements for the commercial sale of the product or to meet market demand;

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

Item 6.                                                         Exhibits

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.1	At-the-Market Equity Offering Sales Agreement, dated as of April 21, 2015, by and between Momenta Pharmaceuticals, Inc. and Stifel, Nicolaus & Company, Incorporated.	8-K	10.1	4/21/15	000-50797
10.2	Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan (amended and restated, as approved by stockholders on June 9, 2015)	8-K	10.1	6/10/15	000-50797
10.3	Amendment, dated as of June 17, 2015, to the Collaboration and License Agreement dated November 1, 2003 by and among Sandoz AG, Sandoz Inc. and Momenta Pharmaceuticals, Inc.	8-K	10.1	6/19/15	000-50797
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Label Linkbase Document.
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.REF	XBRL Taxonomy Reference Linkbase Document.

*                      Filed herewith.

**               Furnished herewith.

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to Unaudited, Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: August 4, 2015
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)
Date: August 4, 2015

	By:	/s/ Richard P. Shea
Richard P. Shea, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)