Form 10-Q
period 2015-09-30
MOMENTA PHARMACEUTICALS INC
filed 2015-11-06
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of October 30, 2015.

Class	Number of Shares
Common Stock $0.0001 par value	68,997,260

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are about future events or future results, or are otherwise not statements of historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management. In some cases, these statements can be identified by words such as “anticipate,” “believe,” “continue,” “could,” “hope,” “target,” “project,” “goal,” “objective,” “plan,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “may,” “seek”, “should,” “will,” “would,” “look forward” and other similar words or expressions, or the negative of these words or similar words or expressions. These statements include, but are not limited to, statements regarding our expectations regarding the development and utility of our products; product candidates and novel therapeutic programs; efforts to seek collaboration partners, including without limitation for our biosimilar programs; the timing of clinical trials and the availability of results; the significance and meaning of results of clinical trials, including without limitation, results from our necuparanib clinical trial; the timing of launch of products and product candidates; Glatopa TM (glatiramer acetate injection) product revenues and market potential; our M356 (40 mg)-related patent litigation; collaboration revenues and research and development revenues; manufacturing, including our intent to rely on contract manufacturers; regulatory filings and approvals; and the sufficiency of our cash for future operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$69,987	$61,349
Marketable securities	304,882	130,180
Accounts receivable	11,060	7,427
Unbilled revenue	1,969	2,909
Prepaid expenses and other current assets	3,329	3,465
Total current assets	391,227	205,330
Property and equipment, net	22,370	25,422
Restricted cash	20,660	20,719
Intangible assets, net	3,793	4,589
Other long-term assets	156	156

Total assets	$438,206	$256,216

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,719	$7,433
Accrued expenses	14,127	10,348
Deferred revenue	9,770	5,490
Other current liabilities	543	518
Total current liabilities	30,159	23,789
Deferred revenue, net of current portion	14,656	25,508
Other long-term liabilities	129	551

Total liabilities	44,944	49,848
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 5,000 shares authorized at September 30, 2015 and December 31, 2014, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value per share designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized at September 30, 2015 and December 31, 2014, 68,995 shares issued and 68,876 shares outstanding at September 30, 2015 and 54,486 shares issued and outstanding at December 31, 2014	6	5
Additional paid-in capital	818,496	575,438
Accumulated other comprehensive income (loss)	16	(16)
Accumulated deficit	(423,208)	(369,059)
Treasury stock, at cost, 119 shares and zero shares at September 30, 2015 and December 31, 2014, respectively	(2,048)	—

Total stockholders’ equity	393,262	206,368

Total liabilities and stockholders’ equity	$438,206	$256,216

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Collaboration revenues:
Product revenue	$8,666	$4,714	$30,693	$15,216
Research and development revenue	5,129	4,622	36,565	15,855
Total collaboration revenue	13,795	9,336	67,258	31,071

Operating expenses:
Research and development*	31,733	27,508	88,466	80,289
General and administrative*	12,459	11,103	33,678	34,039
Total operating expenses	44,192	38,611	122,144	114,328

Operating loss	(30,397)	(29,275)	(54,886)	(83,257)

Other income:
Interest income	252	112	486	452
Other income	95	62	251	186
Total other income	347	174	737	638

Net loss	$(30,050)	$(29,101)	$(54,149)	$(82,619)

Basic and diluted net loss per share	$(0.44)	$(0.56)	$(0.88)	$(1.61)

Weighted average shares used in computing basic and diluted net loss per share	68,004	51,545	61,442	51,456

Comprehensive loss:
Net loss	$(30,050)	$(29,101)	$(54,149)	$(82,619)
Net unrealized holding (losses) gains on available-for-sale marketable securities	(4)	(26)	32	(5)
Comprehensive loss	$(30,054)	$(29,127)	$(54,117)	$(82,624)

* Non-cash share-based compensation expense included in operating expenses is as follows:

Research and development	$2,122	$1,509	$3,031	$4,755
General and administrative	$2,435	$1,890	$3,756	$5,760

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(54,149)	$(82,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	5,799	5,663
Share-based compensation expense	6,787	10,515
Amortization of premium on investments	987	1,855
Amortization of intangibles	796	796
Changes in operating assets and liabilities:
Accounts receivable	(3,633)	5,446
Unbilled revenue	940	357
Prepaid expenses and other current assets	136	(300)
Restricted cash	59	—
Accounts payable	(1,714)	(3,157)
Accrued expenses	3,779	461
Deferred revenue	(6,572)	(2,788)
Other current liabilities	25	(4)
Other long-term liabilities	(422)	(311)

Net cash used in operating activities	(47,182)	(64,086)

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,747)	(5,907)
Purchases of marketable securities	(281,500)	(68,805)
Proceeds from maturities of marketable securities	105,844	161,280

Net cash (used in) / provided by investing activities	(178,403)	86,568

Cash Flows from Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	148,439	—
Net proceeds from issuance of common stock under ATM facilities	64,503	—
Proceeds from issuance of common stock under stock plans	23,329	2,628
Purchase of treasury stock	(2,048)	—

Net cash provided by financing activities	234,223	2,628

Increase in cash and cash equivalents	8,638	25,110
Cash and cash equivalents, beginning of period	61,349	29,766

Cash and cash equivalents, end of period	$69,987	$54,876

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

The following table presents anti-dilutive shares for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average anti-dilutive shares related to:
Outstanding stock options	2,690	6,572	4,341	5,763
Restricted stock awards	457	822	547	860

Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same for the three and nine months ended September 30, 2015 and 2014. Anti-dilutive shares comprise the impact of the number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income. Furthermore, 312,916 performance-based restricted common stock awards which vest on the one year anniversary of the U.S. Food and Drug Administration, or FDA, approval for Glatopa in the United States were excluded from diluted shares outstanding as the vesting condition for the amended awards, discussed further in Note 6 “Share-Based Payments,” had not been met as of September 30, 2015.

Fair Value Measurements

The tables below present information about the Company’s assets that are regularly measured and carried at fair value as of September 30, 2015 and December 31, 2014, and indicate the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

Description	Balance as of September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds and overnight repurchase agreement	$64,341	$48,341	$16,000	$—
Marketable securities:
Corporate debt securities	102,034	—	102,034	—
Commercial paper obligations	145,345	—	145,345	—
Asset-backed securities	57,503	—	57,503	—

Total	$369,223	$48,341	$320,882	$—

Description	Balance as of December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$55,283	$55,283	$—	$—
Corporate debt securities	980	—	980	—
Marketable securities:
Corporate debt securities	70,668	—	70,668	—
Commercial paper obligations	15,250	—	15,250	—
Foreign government bonds	18,520	—	18,520	—
Asset-backed securities	25,742	—	25,742	—

Total	$186,443	$55,283	$131,160	$—

There have been no impairments of the Company’s assets measured and carried at fair value during the three and nine months ended September 30, 2015 and 2014. In addition, there were no changes in valuation techniques or transfers between the fair value measurement levels during the three and nine months ended September 30, 2015. The fair value of Level 2 instruments classified as marketable securities were determined through third party pricing services. For a description of the Company’s validation procedures related to prices provided by third party pricing services, refer to Note 2 “Summary of Significant Accounting Policies: Fair Value Measurements” to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014. The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, accounts receivable, unbilled receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Cash, Cash Equivalents and Marketable Securities

The Company invests its cash in bank deposits, money market accounts, corporate debt securities, U.S. treasury obligations, commercial paper, asset-backed securities and U.S. government-sponsored enterprise securities in accordance with its investment policy. The Company has established guidelines relating to diversification and maturities that allow the Company to manage risk. The Company’s cash equivalents are primarily composed of money market funds carried at fair value, which approximates cost at September 30, 2015 and December 31, 2014. The Company classifies corporate debt securities, U.S. treasury obligations, commercial paper, asset-backed securities and U.S. government-sponsored enterprise securities as short-term and long-term marketable securities in its consolidated financial statements. See Note 2 “Summary of Significant Accounting Policies: Cash, Cash Equivalents and Marketable Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the Company’s accounting policies.

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of September 30, 2015 and December 31, 2014 (in thousands):

As of September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreement	$69,987	$—	$—	$69,987
Corporate debt securities due in one year or less	102,148	3	(116)	102,035
Commercial paper obligations due in one year or less	145,205	139	—	145,344
Asset-backed securities due in one year or less	57,513	2	(12)	57,503

Total	$374,853	$144	$(128)	$374,869
Reported as:
Cash and cash equivalents	$69,987	$—	$—	$69,987
Marketable securities	304,866	144	(128)	304,882
Total	$374,853	$144	$(128)	$374,869

As of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and money market funds	$60,369	$—	$—	$60,369
Corporate debt securities due in one year or less	71,669	3	(24)	71,648
Commercial paper obligations due in one year or less	15,237	13	—	15,250
Foreign government bonds due in one year or less	18,519	2	(1)	18,520
Asset-backed securities due in one year or less	25,751	—	(9)	25,742
Total	$191,545	$18	$(34)	$191,529
Reported as:
Cash and cash equivalents	$61,349	$—	$—	$61,349
Marketable securities	130,196	18	(34)	130,180
Total	$191,545	$18	$(34)	$191,529

At September 30, 2015 and December 31, 2014, the Company held 52 and 44 marketable securities, respectively, that were in a continuous unrealized loss position for less than one year. At September 30, 2015, there were no securities in a continuous unrealized loss position for greater than one year. At December 31, 2014, there was one marketable security in a continuous unrealized loss position for greater than one year. The Company believes the unrealized losses were caused by fluctuations in interest rates.

The following table summarizes the aggregate fair value of these securities at September 30, 2015 and December 31, 2014 (in thousands):

	As of September 30, 2015		As of December 31, 2014
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Corporate debt securities due in one year or less	$89,793	$(116)	$63,221	$(24)
Foreign government bonds due in one year or less	$—	$—	$12,773	$(1)
Asset-backed securities due in one year or less	$52,558	$(12)	$25,742	$(9)

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

The following tables summarize the changes in accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2015 and 2014 (in thousands):

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of July 1, 2015	$20
Other comprehensive loss before reclassifications	(4)
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive loss	(4)

Balance as of September 30, 2015	$16

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of January 1, 2015	$(16)
Other comprehensive income before reclassifications	32
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive income	32

Balance as of September 30, 2015	$16

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of July 1, 2014	$46
Other comprehensive income before reclassifications	(26)
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive income	(26)

Balance as of September 30, 2014	$20

Unrealized Gains (Losses) on Securities Available for Sale
Balance as of January 1, 2014	$25
Other comprehensive income before reclassifications	(5)
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current period other comprehensive income	(5)

Balance as of September 30, 2014	$20

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

3. Intangible Assets

Intangible assets consist solely of core developed technology acquired as part of a 2007 asset purchase agreement with Parivid LLC. See Part I, Item 1 “Business—Collaborations, Licenses and Asset Purchases—Parivid” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for relevant disclosures. The developed technology intangible assets are being amortized over the estimated useful life of the Enoxaparin Sodium Injection and Glatopa developed technologies of approximately 10 years. As of September 30, 2015 and December 31, 2014, intangible assets, net of accumulated amortization, were as follows (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Total intangible assets for core and developed technology and non-compete agreement	$10,427	$(6,634)	$3,793	$10,427	$(5,838)	$4,589

The weighted-average amortization period for the Company’s intangible assets is 10 years. Amortization is computed using the straight-line method over the useful lives of the respective intangible assets as there is no other pattern of use that is reasonably estimable. Amortization expense was approximately $0.3 million for each of the three months ended September 30, 2015 and 2014, and $0.8 million for each of the nine months ended September 30, 2015 and 2014.

The Company expects to incur amortization expense of approximately $1.1 million per year for each of the next three years and $0.6 million in the fourth year.

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

The Company designated $2.4 million as collateral for a letter of credit related to the lease of office and laboratory space located at 675 West Kendall Street in Cambridge, Massachusetts. This balance will remain restricted through the remaining term of the lease which ended in April 2015 and will remain restricted during the extension period, which ends in April 2018. The Company will earn interest on the balance.

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

	For the Three Months Ended September 30, 2015 (in thousands)
	2003 Sandoz Collaboration	2006 Sandoz Collaboration	Baxalta Agreement	Total Collaborations
Collaboration revenues:
Product revenue	$—	$8,666	$—	$8,666

Research and development revenue:
Regulatory and commercial milestones	—	—	—	—
Amortization of upfront payments	—	—	2,442	2,442
Research and development services (FTEs) and external costs	69	742	1,876	2,687
Total research and development revenue	$69	$742	$4,318	$5,129

Total collaboration revenues	$69	$9,408	$4,318	$13,795

Operating expenses:
Research and development expense (1)	$—	$274	$251	$525
General and administrative expense (1)	$104	$38	$166	$308
Total operating expenses	$104	$312	$417	$833

	For the Three Months Ended September 30, 2014 (in thousands)
	2003 Sandoz Collaboration	2006 Sandoz Collaboration	Baxalta Agreement	Total Collaborations
Collaboration revenues:
Product revenue	$4,714	$—	$—	$4,714

Research and development revenue:
Amortization of upfront payments	—	121	767	888
Research and development services (FTEs) and external costs	195	944	2,595	3,734
Total research and development revenue	$195	$1,065	$3,362	$4,622

Total collaboration revenues	$4,909	$1,065	$3,362	$9,336

Operating expenses:
Research and development expense (1)	$50	$444	$3,639	$4,133
General and administrative expense (1)	$15	$84	$242	$341
Total operating expenses	$65	$528	$3,881	$4,474

	For the Nine Months Ended September 30, 2015 (in thousands)
	2003 Sandoz Collaboration	2006 Sandoz Collaboration	Baxalta Agreement	Total Collaborations
Collaboration revenues:
Product revenue	$2,843	$27,850	$—	$30,693

Research and development revenue:
Regulatory and commercial milestones	—	20,000	—	20,000
Amortization of upfront payments	—	—	6,572	6,572
Research and development services (FTEs) and external costs	450	2,220	7,323	9,993
Total research and development revenue	$450	$22,220	$13,895	$36,565

Total collaboration revenues	$3,293	$50,070	$13,895	$67,258

Operating expenses:
Research and development expense (1)	$208	$703	$1,376	$2,287
General and administrative expense (1)	$326	$149	$798	$1,273
Total operating expenses	$534	$852	$2,174	$3,560

	For the Nine Months Ended September 30, 2014 (in thousands)
	2003 Sandoz Collaboration	2006 Sandoz Collaboration	Baxalta Agreement	Total Collaborations
Collaboration revenues:
Product revenue	$15,216	$—	$—	$15,216

Research and development revenue:
Amortization of upfront payments	—	480	2,309	2,789
Research and development services (FTEs) and external costs	796	1,738	10,532	13,066
Total research and development revenue	$796	$2,218	$12,841	$15,855

Total collaboration revenues	$16,012	$2,218	$12,841	$31,071

Operating expenses:
Research and development expense (1)	$134	$973	$11,868	$12,975
General and administrative expense (1)	$110	$315	$399	$824
Total operating expenses	$244	$1,288	$12,267	$13,799

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

Sandoz began selling Enoxaparin Sodium Injection in July 2010. Under the original payment terms of the 2003 Sandoz Collaboration, Sandoz was obligated to pay the Company either a contractually-defined profit-share or royalty on net sales depending on the kind and number of other marketed generic versions of Lovenox. The Company received 45% of profits from July 2010 through September 2011, a royalty on net sales from October 2011 through December 2011 and a share of profits in January 2012. From February 2012 to March 2015, the Company received a 10% royalty on net sales (12% on net sales above a certain threshold). In June 2015, the Company and Sandoz amended the 2003 Sandoz Collaboration, effective April 1, 2015, to provide that Sandoz would pay the Company 50% of contractually-defined profits on sales. For the three months ended September 30, 2015, Sandoz recorded a loss on its third quarter sales of Enoxaparin Sodium Injection. See “Product revenue” in the tables above for product revenue earned by the Company in the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014 on Sandoz’s sales of Enoxaparin Sodium Injection.

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

A portion of Enoxaparin Sodium Injection development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, are offset against profit-sharing amounts, royalties and milestone payments. The Company’s contractual share of these development and other expenses is subject to an annual claw-back adjustment at the end of each product year, with the product year beginning on July 1 and ending on June 30. The annual adjustment can only reduce the Company’s profits, royalties and milestones by up to 50% in a given calendar quarter and any excess amount due will be carried forward into future quarters and reduce any profits in those future periods until it is paid in full. Annual adjustments, including amounts carried forward into future periods, are recorded as a reduction in product revenue. The annual adjustment was approximately $1.9 million for the product year ending June 30, 2015 and in the second quarter the Company paid $0.1 million of the total annual adjustment through a reduction of its second quarter product revenue. The amount of the annual adjustment that will be carried forward into future periods and repaid by offsetting Momenta’s future Enoxaparin product revenue was approximately $1.8 million as of September 30, 2015.

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

For the three months ended September 30, 2015, the Company recorded $8.7 million in product revenues from Sandoz’s profits earned on sales of Glatopa. For the nine months ended September 30, 2015, the Company recorded $27.9 million in product revenues from Sandoz’s sales of Glatopa, reflecting $36.9 million in profits net of a deduction of $9.0 million for reimbursement to Sandoz of the Company’s 50% share of pre-launch Glatopa-related legal expenses. These expenses consist primarily of the costs incurred by Sandoz in connection with the patent infringement suit brought in 2008 by Teva Pharmaceuticals Industries Ltd. and related parties. See Note 9 “Commitments and Contingencies” for information on the suit. In the nine months ended September 30, 2015, the Company earned a $10.0 million regulatory milestone payment upon Glatopa receiving sole FDA approval and an additional $10.0 million milestone payment upon the first commercial sale. The Company is eligible to receive up to $143.0 million in additional milestone payments upon the achievement of certain commercial and sales-based milestones for Glatopa in the United States and Enoxaparin Sodium Injection in the European Union. The Glatopa milestone payments include up to $120.0 million in additional milestone payments upon the achievement of certain U.S. commercial and sales-based milestones for Glatopa. If Enoxaparin Sodium Injection is commercialized in the European Union, the Company is eligible to receive up to $23.0 million in sales-based and commercial milestones. None of these payments, once received, is refundable and there are no general rights of return in the arrangement. Sandoz AG has agreed to indemnify the Company for various claims, and a certain portion of such costs may be offset against certain future payments received by the Company.

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

At the inception of the Baxalta Agreement, the Company identified seven deliverables under the arrangement in accordance with FASB’s ASU No. 2009-13: Multiple-Deliverable Revenue Arrangements (Topic 615). The deliverables were determined to include (i) the development and product licenses to the two initial biosimilars (M923 and M834) and the four additional biosimilars, (ii) the research and development services related to the two initial biosimilars and the four additional biosimilars and (iii) the Company’s participation in a joint steering committee. Baxalta’s termination of its option to license M511 in December 2013, Baxalta’s termination of M834 and the lapsing of Baxalta’s right to select additional products in February 2015 reduced the number of deliverables from seven to two and decreased the total consideration from $61.0 million to $40.0 million. The Company determined that the change in total consideration received and total deliverables under the arrangement represented a change in estimate and, as a result, the Company reallocated the revised total consideration of $40.0 million to the remaining deliverables under the agreement using the original best estimate of selling price. The remaining deliverables are the combined unit of account for the M923 license and the related research and development services and the Company’s participation on the joint steering committee. Of the $40.0 million, $39.6 million was allocated to the M923 product license together with the related research and development services and $0.4 million was allocated to the joint steering committee unit of accounting. The Company recognized the resulting change in revenue as a result of the decrease in deliverables and expected consideration on a prospective basis beginning in the first quarter of 2015. The Company records this revenue on a straight-line basis over the applicable performance period, which begins upon delivery of the development and product license and ends upon FDA approval of the product. The Company currently estimates that the performance period for M923 and for the joint steering committee is approximately six years. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for more information on the identification of deliverables and the allocation of arrangement consideration under the Baxalta Agreement. As of September 30, 2015, $24.4 million of revenue was deferred under this agreement, of which $9.8 million was included in current liabilities and $14.6 million was included in non-current liabilities in the consolidated balance sheet.

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

On March 11, 2015, the board of directors approved the amendment and restatement of the 2013 Plan (the “Amended and Restated 2013 Plan”), subject to and effective upon stockholder approval. At the Company’s 2015 Annual Meeting of Stockholders, held on June 9, 2015 (the “Annual Meeting”), stockholders approved the Amended and Restated 2013 Plan. The Amended and Restated 2013 Plan (1) increases the number of shares of common stock available for issuance under the Amended and Restated 2013 Plan by 2,550,000 shares; (2) approves the material terms of performance goals that may apply to awards granted under the Amended and Restated 2013 Plan; (3) increases the fungible ratio under the Amended and Restated 2013 Plan such that any shares subject to awards granted on or after June 9, 2015 or that, in the future, become available for grant under the Amended and Restated 2013 Plan upon forfeiture, expiration or cash settlement of such awards or awards granted under its prior equity plans, other than awards that are options or stock appreciation rights, be counted against or, as applicable, added to the aggregate number of shares available for issuance under the Amended and Restated 2013 Plan as 1.67 shares for every one share granted; and (4) provides that future awards granted under the Amended and Restated 2013 Plan be subject to a minimum one-year vesting requirement, subject to certain limitations. At September 30, 2015, 4,722,746 shares were available for issuance under the Amended and Restated 2013 Plan.

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

The following table summarizes share-based compensation expense (income) recorded in the three and nine months ended September 30, 2015 and 2014 (in thousands):

Share-based compensation expense (income)	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
Outstanding employee and non-employee stock option grants	$2,769	$2,505	$7,785	$7,257
Outstanding restricted stock awards	1,691	780	(1,282)	2,935
Employee stock purchase plan	97	114	284	323
Total compensation cost	$4,557	$3,399	$6,787	$10,515

During the nine months ended September 30, 2015, the Company granted 1,415,046 stock options, of which 1,165,146 were granted in connection with annual merit awards, 124,250 were granted to board members and 125,650 were granted primarily to new hires. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions are noted in the table below. The weighted average grant date fair value of option awards granted during the three months ended September 30, 2015 and 2014 was $11.14 per option and $6.90 per option, respectively. The weighted average grant date fair value of option awards granted during the nine months ended September 30, 2015 and 2014 was $8.00 per option and $10.62 per option, respectively.

The following tables summarize the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014
Expected volatility	53%	61%	58%	63%
Expected dividends	—	—	—	—
Expected life (years)	6.2	6.3	0.5	0.5
Risk-free interest rate	1.9%	2.2%	0.1%	0.1%

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
Expected volatility	60%	66%	59%	63%
Expected dividends	—	—	—	—
Expected life (years)	6.1	6.1	0.5	0.5
Risk-free interest rate	1.8%	2.2%	0.1%	0.1%

At September 30, 2015, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $17.2 million, net of estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.4 years.

During the nine months ended September 30, 2015, holders of options issued under the Company’s stock plans exercised their right to acquire an aggregate of 1.6 million shares of common stock for $22.3 million in proceeds. Additionally, during the nine months ended September 30, 2015, the Company issued 109,506 shares of common stock to employees under the ESPP resulting in proceeds of approximately $1.0 million.

Restricted Stock Awards

The Company has also made awards of time-based and performance-based restricted common stock to employees and officers. During the nine months ended September 30, 2015, the Company awarded 255,087 shares of time-based restricted common stock primarily to its officers in connection with its annual merit grants. The time-based restricted common stock vest as to 25% on the one year anniversary of the grant date and as to 6.25% quarterly over three years that follow the grant date. The time-based awards are generally forfeited if the employment relationship terminates with the Company prior to vesting.

Between 2011 and early 2013, the Company awarded 949,620 shares of performance-based restricted common stock to employees and officers. The performance-based restricted common stock vests upon FDA approval of the Glatopa ANDA on or before the performance deadline date of March 28, 2015 according to the following vesting schedule: 50% of the shares vest upon FDA approval and 50% vest upon the one-year anniversary of FDA approval. The Company had historically determined that the performance condition was probable of being achieved by March 28, 2015 and, as a result, had recognized approximately $10.5 million of stock compensation costs related to the awards. On March 11, 2015, the Board of Directors approved an amendment to the awards extending the performance deadline date to September 1, 2015 and reducing the original number of shares subject to each award by 15% on the 29th of each month, beginning March 29, 2015. On March 29, 2015, 117,898 shares of performance-based restricted common stock were forfeited pursuant to the modified awards. The Company evaluated the modification and determined it was a Type III modification or “Improbable to Probable” pursuant to ASC 718 as the awards, on the date of modification, were no longer deemed to be probable of being earned by March 28, 2015. As a result, the Company reversed the cumulative compensation cost related to the original awards of $10.5 million in the first quarter of 2015. Also, in accordance with ASC 718, the Company re-measured the modified awards with a measurement date of March 11, 2015, and determined the aggregate compensation was $9.8 million. The FDA approved Glatopa on April 16, 2015. The Company recognizes the compensation cost attributed to the new awards as follows: the first 50% of the awards were expensed beginning on March 11, 2015 and ending on April 16, 2015, the date of FDA approval, and the remaining 50% of the awards expected to vest will be expensed beginning on March 11, 2015 and ending on April 16, 2016, the one year anniversary of FDA approval. Accordingly, approximately $7.1 million of stock compensation cost was recognized in the period beginning March 11, 2015 and ending September 30, 2015. As of September 30, 2015, the total remaining unrecognized compensation cost related to the nonvested portion of the new awards amounted to $2.2 million, which is expected to be recognized over the weighted average remaining requisite service period of 0.5 years.

As of September 30, 2015, the total remaining unrecognized compensation cost related to the nonvested portion of the time-based restricted stock awards amounted to $6.4 million, which is expected to be recognized over the weighted average remaining requisite service period of 2.7 years.

A summary of the status of nonvested shares of restricted stock as of September 30, 2015 and the changes during the nine months then ended are presented below (in thousands, except fair values):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	1,174	$15.15
Granted	255	13.19
Vested	(484)	15.11
Forfeited	(149)	14.56

Nonvested at September 30, 2015	796	$14.66

Nonvested shares of restricted stock that have time-based or both performance-based and time-based vesting conditions as of September 30, 2015 are summarized below (in thousands):

Vesting Schedule	Nonvested Shares
Time-based	483
Performance-based and time-based	313

Nonvested at September 30, 2015	796

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

In May 2014, the Company entered into an At-the-Market Equity Offering Sales Agreement, or the 2014 ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which the Company was authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. The Company paid Stifel a commission of 2.0% of the gross proceeds from the sale of shares of its common stock under this facility. The offering was conducted by the Company pursuant to an effective shelf registration statement previously filed with the Securities and Exchange Commission (Reg. No. 333-188227) and a related prospectus supplement. The Company intends to use the net proceeds from this facility to advance its development pipeline and for general corporate purposes, including working capital. The Company concluded sales under the 2014 ATM Agreement in April 2015. In the nine months ended September 30, 2015, the Company sold approximately 3.8 million shares of common stock under the 2014 ATM Agreement, raising aggregate net proceeds of approximately $55.2 million. Between October 2014 and April 2015, the Company sold approximately 5.4 million shares of common stock under the 2014 ATM Agreement, raising aggregate net proceeds of approximately $73.5 million.

In April 2015, the Company entered into a new ATM Agreement, or the 2015 ATM Agreement, with Stifel, under which the Company is authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. The Company is required to pay Stifel a commission of 2.0% of the gross proceeds from the sale of shares of its common stock under the 2015 ATM Agreement. Sales of common stock under this facility are made pursuant to an effective shelf registration statement previously filed with the Securities and Exchange Commission (Reg. No. 333-188227) and a related prospectus supplement. In the nine months ended September 30, 2015, the Company sold approximately 0.5 million shares of common stock under the 2015 ATM Agreement, raising aggregate net proceeds of approximately $9.3 million. No shares were sold under the 2015 ATM Agreement in the three months ended September 30, 2015.

9. Commitments and Contingencies

Operating Leases

The Company leases office space and equipment under various operating lease agreements.

In September 2004, the Company entered into an agreement with Vertex Pharmaceuticals, or Vertex, to lease 53,323 square feet of office and laboratory space located on the fourth and fifth floors at 675 West Kendall Street, Cambridge, Massachusetts, for an initial term of 80 months, or the West Kendall Sublease. In November 2005, the Company amended the West Kendall Sublease to lease an additional 25,131 square feet through April 2011. In April 2010, the Company exercised its right to extend the West Kendall Sublease for one additional term of 48 months, ending April 2015, or on such other earlier date as provided in accordance with the West Kendall Sublease. During the extension term, which commenced on May 1, 2011, annual rental payments increased by approximately $1.2 million over the previous annual rental rate. On July 15, 2014, the Company and Vertex entered into an agreement to extend the term of the West Kendall Sublease through April 2018, or such other earlier date as provided in accordance with the West Kendall Sublease. During the extension term, which commenced on May 1, 2015, annual rental payments are approximately $4.8 million.

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

The Company has two consecutive options to extend the term of the Second Bent Street Lease for one year each at the then-current fair market value. In addition, the Company has two additional consecutive options to extend the term of the Second Bent Street Lease for five years each for the office and laboratory space located in the basement portion of the leased space at the then-current fair market value. See Note 10 “Subsequent Event” for further information.

Total operating lease commitments as of September 30, 2015 are as follows (in thousands):

Operating Leases
October 1, 2015 through December 31, 2015	$2,820
2016	9,189
2017	4,924
2018	1,608

Total future minimum lease payments	$18,541

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

Glatopa-and M356 (40 mg)-Related Litigation

On August 28, 2008, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against the Company and Sandoz in the United States Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for Glatopa. The suit alleged infringement related to four of the seven Orange

Book-listed patents for Copaxone and sought declaratory and injunctive relief that would prohibit the launch of the Company’s product until the last to expire of these patents. The Orange Book is a publication of the FDA that identifies drug products approved on the basis of safety and effectiveness by the FDA under the Federal Food, Drug, and Cosmetic Act and includes patents that are purported by the drug application owner to protect each drug. If there is a patent listed for the branded drug in the Orange Book at the time of submission of an ANDA, or at any time before an ANDA is approved, a generic manufacturer’s ANDA must include one of four types of patent certifications with respect to each listed patent. See Part I, Item 1. “Business—Regulatory and Legal Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book-listed patents, as well as two additional patents, in the same patent family adjudicated in that lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book-listed patents for Copaxone, and in October 2010, the Court consolidated the Mylan case with the case against the Company and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. In July 2012, the Company appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in July 2013, the CAFC issued a written opinion invalidating several of the nine patents, including one non-Orange Book-listed patent which is set to expire in September 2015. The other patents expired on May 24, 2014. The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. In September 2013, Teva filed a petition for rehearing of the CAFC decision, and in October 2013 the CAFC denied the petition. Teva filed a petition for review by the Supreme Court of the United States in January 2014, and in March 2014 the Supreme Court granted certiorari in the case in order to review the appropriate standard for deference to district court findings in claim construction. Briefing was completed in September 2014, and oral argument was held in October 2014. On January 20, 2015, the Supreme Court vacated the 2013 decision of the CAFC and remanded the case to the CAFC for additional findings to determine the validity of the relevant patent claims that had previously been determined to be invalid. The parties filed briefs with the CAFC on March 2, 2015. On April 16, 2015, upon FDA approval of Glatopa, the Company requested an expedited decision with a full opinion to follow later. On June 18, 2015, the CAFC issued a decision and found the one remaining patent at issue in the suit invalid. The CAFC decision is final and not subject to further legal review.

On September 10, 2014, Teva and Yeda filed suit against the Company and Sandoz in the United States Federal District Court in the District of Delaware in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356 (40 mg). The suit alleges infringement related to two Orange Book-listed patents for 40 mg/mL Copaxone, each expiring in 2030, and seeks declaratory and injunctive relief prohibiting the launch of the Company’s product until the last to expire of these patents. The Company and Sandoz have asserted various defenses and filed counterclaims for declaratory judgments of non-infringement, invalidity and unenforceability of both patents. On April 10, 2015, Teva and Yeda filed an additional suit against the Company and Sandoz in the United States District Court for the District of Delaware alleging infringement related to a third Orange Book-listed patent for 40 mg/mL Copaxone, which issued in March 2015 and expires in 2030. In May 2015, this suit was consolidated with the initial suit filed in September 2014. A pre-trial claim construction hearing is anticipated to be held in January 2016 and the trial is scheduled to begin in September 2016.

Enoxaparin Sodium Injection-related Litigation

On September 21, 2011, the Company and Sandoz sued Amphastar, International Medical Systems, Ltd., a wholly owned subsidiary of Amphastar and, together with Amphastar (“Amphastar”) and Actavis in the United States District Court for the District of Massachusetts for infringement of two of the Company’s patents. Also in September, 2011, the Company filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar and Actavis from selling their enoxaparin product in the United States. In October 2011, the District Court granted the Company’s motion for a preliminary injunction and entered an order enjoining Amphastar and Actavis from advertising, offering for sale or selling their enoxaparin product in the United States until the conclusion of a trial on the merits and required the Company and Sandoz to post a security bond of $100 million in connection with the litigation. Amphastar and Actavis appealed the decision to the CAFC, and in January 2012, the CAFC stayed the preliminary injunction. In August 2012, the CAFC issued a written opinion vacating the preliminary injunction and remanding the case to the District Court. In September 2012, the Company filed a petition with the CAFC for a rehearing by the full court en banc, which was denied. In February 2013, the Company filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court and in June 2013 the Supreme Court denied the petition.

In July 2013, the District Court granted a motion by Amphastar and Actavis for summary judgment. The Company filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, which the CAFC denied in May 2014. On May 4, 2015, the CAFC held a hearing on the Company’s appeal of summary judgment, and requested the views of the United States Solicitor General on certain issues raised in the suit. The U.S. Solicitor General filed its brief on July 13, 2015. On July 24, 2015, Amphastar and Actavis filed a brief in response to the brief of the U.S. Solicitor General. On August 4, 2015, the Company and Sandoz filed a brief in response to the responsive brief of Amphastar and Actavis. The Company expects the CAFC to issue a decision in 2015. The collateral for the security bond posted in the litigation remains outstanding. In the event that the Company is not successful in any appeal, and Amphastar and Actavis are able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. Amphastar has filed motions to increase the amount of the security bond, which the Company and Sandoz have opposed.

On September 17, 2015, Amphastar filed a complaint against the Company and Sandoz in the United States District Court for the Central District of California. The complaint alleges that, by filing the September 2011 patent infringement suit against Amphastar and Actavis, the Company and Sandoz sought to prevent Amphastar from selling generic enoxaparin sodium injection and thereby exclude competition for generic enoxaparin sodium injection in violation of federal and California anti-trust laws and California unfair business laws. Amphastar is seeking unspecified damages. While the outcome of litigation is inherently uncertain, the Company believes the complaint is without merit, and the Company intends to vigorously defend itself in any resulting litigation should the suit be served on the defendants.

On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital (“NGH”) filed a class action suit against the Company and Sandoz in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of Lovenox or generic enoxaparin sodium injection.  The complaint alleges that, by filing the September 2011 patent infringement suit against Amphastar and Actavis, the Company and Sandoz sought to prevent Amphastar from selling generic enoxaparin sodium injection and thereby exclude competition for generic enoxaparin sodium injection in violation of federal anti-trust laws. NGH is seeking injunctive relief and unspecified damages. While the outcome of litigation is inherently uncertain, the Company believes the complaint is without merit, and it intends to vigorously defend itself in this litigation.

10. Subsequent Event

On October 28, 2015, the Company exercised its option to extend the term of the Second Bent Street Lease for one year to August 31, 2017. The annual rental payment due during this extension period will be based on the current fair market value for comparable space as agreed by the Company and BMR in accordance with the Second Bent Street Lease. The Company has an option to further extend the term of the Second Bent Street Lease for one additional, consecutive year at the then-current fair market value. In addition, the Company has two additional consecutive options to extend the term of the Second Bent Street Lease for five years each for the office and laboratory space located in the basement portion of the leased space at the then-current fair market value.

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

To date, we have devoted substantially all of our capital resource expenditures to the research and development of our products and product candidates. As of September 30, 2015, we had an accumulated deficit of $423.2 million. Since last being profitable in 2011, we have been incurring operating losses and we may incur annual operating losses over the next several years as we continue to advance our drug development portfolio.

Complex Generics

Glatopa™ — Generic Copaxone® (glatiramer acetate injection) 20 mg/mL (formerly M356)

On April 16, 2015, the FDA approved the ANDA for once-daily Glatopa TM (glatiramer acetate injection) 20 mg/mL (formerly referred to as M356), a generic equivalent of once-daily Copaxone® 20 mg/mL. Glatopa is the first “AP” rated, substitutable generic equivalent of once-daily Copaxone. Sandoz commenced sales of Glatopa on June 18, 2015. Under our collaboration agreement with Sandoz, we earn 50% of contractually-defined profits on Glatopa sales. For the three months ended September 30, 2015, we recorded $8.7 million in product revenues from Sandoz’s profits on sales of Glatopa.

Glatopa was formerly referred to as M356. M356 (40 mg) now refers to our generic product candidate for three-times-weekly Copaxone 40 mg/mL.

M356 (40 mg) — Generic Three-times-weekly Copaxone® (glatiramer acetate injection) 40 mg/mL

An ANDA with a Paragraph IV certification for our generic version of three-times-weekly 40 mg/mL Copaxone, which was filed in February 2014, remains under review by the FDA. Our M356 (40 mg) formulation contains the same drug substance as Glatopa, which we believe should help streamline the FDA review of the ANDA. To date, we are the only ANDA applicants for the three-times-weekly 40 mg/mL Copaxone with an approved active pharmaceutical ingredient. If we are successful in our challenge of the patents related to 40 mg/mL Copaxone, and based on the scheduled September 2016 trial start date and assuming customary patent litigation timelines, we believe M356 (40 mg) could be approved, following expiration of any 30-month stay, if applicable, and be on the market as early as the first quarter of 2017. In August 2015, the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, or PTAB, instituted an Inter Partes Review (IPR), filed by an unaffiliated third party challenging the validity of several of the same patents relating to 40 mg/mL Copaxone that are the subject of our patent litigation. We believe the outcome of this IPR could also impact our M356 (40 mg) litigation and launch timelines.

Enoxaparin Sodium Injection —Generic Lovenox®

In June 2015, we and Sandoz amended our collaboration agreement relating to Enoxaparin Sodium Injection, replacing Sandoz’s obligation to pay us a royalty on net sales with an obligation to pay us 50% of contractually-defined profits on sales. The collaboration economics were amended from a royalty to a profit share to align our interests in an evolving market that has seen continued pricing pressure. The amendment was effective April 1, 2015. Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the three months ended September 30, 2015, and therefore we recorded no revenue for Enoxaparin Sodium Injection in the period.

In addition to Sanofi’s branded generic, which was launched in October 2011, and the generic product by Actavis and Amphastar, which was launched in January 2012, Teva announced that it launched a generic version of enoxaparin sodium injection in February 2015. In the second and third quarters of 2015, our enoxaparin revenue experienced a significant decline as compared with previous quarters as a result of increased generic competition. We do not anticipate significant enoxaparin revenue in the near term.

Biosimilars

M923 —Biosimilar HUMIRA® (adalimumab) Candidate

Effective as of July 1, 2015, Baxter completed a restructuring into two independent companies. In connection with the restructuring, in April 2015, Baxter assigned all of its rights and obligations under our collaboration agreement (the “Baxter Agreement”) relating to M923 to Baxalta U.S. Inc., Baxalta GmbH and Baxalta Incorporated (collectively, “Baxalta”). In light of the assignment, all references to “Baxter” and the “Baxter Agreement” have been replaced with references to “Baxalta” and the “Baxalta Agreement,” respectively.

In February 2015, Baxalta (formerly Baxter) commenced a randomized, double-blind, single-dose study in healthy volunteers to compare the pharmacokinetics, safety, tolerability and immunogenicity of M923 versus EU-sourced and US-sourced HUMIRA. We expect data to be available in the fourth quarter of 2015. In October 2015, Baxalta initiated a pivotal clinical trial in patients with chronic plaque psoriasis for M923. The trial is a randomized, double blind, active control, multi-center, global study in patients with chronic plaque psoriasis to compare the safety, efficacy and immunogenicity of M923 with HUMIRA. Baxalta is planning to submit the first regulatory application for marketing approval for M923 in 2017 and, subject to marketing approval and patent considerations, we expect first commercial launch to be as early as 2018.

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

Other Biosimilar Candidates

We also have seven other earlier stage biosimilar programs that we believe will allow us to broaden our biosimilar product portfolio and technology base. We seek to identify and collaborate with strategic partners who can bring best-in-class, global commercial capabilities and can help secure high quality, low cost manufacturing and distribution. We seek to leverage our capabilities and expertise to advance programs to a stage where we can derive optimal stockholder value from each of our collaborations.

We continue to pursue potential opportunities to partner one or more of our biosimilar programs, other than M923, with a goal of having an additional collaboration in place by the end of 2015.

As of September 30, 2015, we had over 100 employees working on our biosimilars programs. We maintain a state-of-the-art development facility for bioprocess manufacturing development and scale-up.

Novel Therapeutics

Necuparanib

In 2012, we initiated a Phase 1/2 clinical trial evaluating necuparanib in combination with Abraxane® (nab-paclitaxel) plus gemcitabine in patients with advanced metastatic pancreatic cancer. In October 2014, we successfully completed and reported top-line data from Part A, or Phase 1, of the trial, including determining a maximum tolerated dose of 5 mg/kg. In June 2015 at the American Society of Clinical Oncology annual meeting, we reported more mature data from Phase 1 which continued to show acceptable safety and tolerability and encouraging signals of activity, including the following:

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

We believe the safety data and early signals of activity are encouraging and that the 5 mg/kg dose has the potential to provide significantly higher levels of activity against multiple cancer targets than traditional anticoagulant heparins have achieved. We believe these results, combined with nonclinical data in other cancer models, and necuparanib’s differentiated, multi-targeted mechanism of action, suggest the possibility of combining necuparanib with other chemotherapy and targeted therapy standards of care in a variety of other tumor types. We continue to collect data from Phase 1 of the trial and plan to publish and/or present updated results following the completion of the study.

We continue to enroll patients in Part B, or Phase 2, of the trial, to evaluate the antitumor activity of necuparanib in combination with Abraxane plus gemcitabine, versus Abraxane plus gemcitabine alone. We expect data from this randomized trial to be available in the first half of 2017. Subject to successfully completing clinical trials and obtaining marketing approval, we believe necuparanib could be on the market in the 2020-2021 timeframe, or potentially earlier under Fast-Track Designation.

In June 2014, necuparanib received Orphan Drug Designation from the U.S. FDA for the treatment of pancreatic cancer. In December 2014, we received Fast-Track Designation by the FDA for necuparanib as a first-line treatment in combination with Abraxane and gemcitabine in patients with metastatic pancreatic cancer.

Other Novel Therapeutic Programs

We are continuing to advance our SIF3 program, which we have designated as M230, and our Anti-FcRn program, which we have designated as M281. Our goal is to progress both programs into clinical development in late 2016. We continue to identify and explore potential opportunities to partner the further development and commercialization of our hsIVIg program.

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

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

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

For the three months ended September 30, 2015, we recorded $8.7 million in product revenues from Sandoz’s profits on sales of Glatopa. We estimate that the number of prescriptions for Glatopa represents approximately 25-30% of the once-daily 20 mg/mL glatiramer acetate market.

We believe there is a meaningful market opportunity for Glatopa. The price for Copaxone 20 mg/mL has increased over 165% since 2009 and there is no other generic for multiple sclerosis currently available in the United States. However, Teva received marketing approval of its three-times-weekly 40 mg/mL formulation of Copaxone in January 2014. In October 2015, Teva reported that their three-times-weekly formulation accounted for more than 2/3 of total Copaxone prescriptions in the United States. Because Glatopa is only a substitutable generic version of the 20 mg/mL formulation of Copaxone, the market potential of Glatopa is negatively impacted by the conversion of patients from once-daily Copaxone to three-times-weekly Copaxone. Teva reported $4.2 billion in worldwide sales of Copaxone (20 mg/mL and 40 mg/mL) in 2014, $3.1 billion of which was from the United States.

Enoxaparin Sodium Injection —Generic Lovenox®

Effective April 1, 2015, we earn 50% of contractually-defined profits on Sandoz’s sales of Enoxaparin Sodium Injection. A portion of Enoxaparin Sodium Injection development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, are offset against profit-sharing amounts, royalties and milestone payments. Our contractual share of these development and other expenses is subject to an annual claw-back adjustment at the end of each product year, with the product year ending on June 30. The annual adjustment can only reduce our profits, royalties and milestones by up to 50% in the quarter ended June 30 and any excess will be carried forward into future quarters and reduce profits in those future periods by up to 50% until it is paid in full. Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the three months ended September 30, 2015. The annual adjustment was approximately $1.9 million for the product year ending June 30, 2015 and in the second quarter we paid $0.1 million of the total annual adjustment through a reduction of our second quarter product revenue. The portion of the annual adjustment that will be applied to reduce our profits in future quarters is approximately $1.8 million.

For the three months ended September 30, 2014, we recorded $4.7 million in royalties on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $48 million. The decrease in our product revenue of $4.7 million, or 100%, from the 2014 period to the 2015 period is due to the change from a royalty to a profit-share arrangement under our collaboration with Sandoz and lower prices in response to competitor pricing reductions on enoxaparin.

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

•                  under the Baxalta Agreement for amortization of the arrangement consideration; and

•                  technical development milestones earned under the Baxalta Agreement.

Research and development revenue increased by $0.5 million, or 11%, from $4.6 million for the three months ended September 30, 2014 to $5.1 million for the three months ended September 30, 2015 primarily due to an increase in the quarterly amortization of the arrangement consideration under the Baxalta Agreement.

We expect collaborative research and development revenue earned by us related to FTE and external expense reimbursement from Baxalta and Sandoz will fluctuate from quarter to quarter in 2015 depending on our research and development activities. Furthermore, we expect to continue to amortize the $40 million arrangement consideration from Baxalta as we deliver research and development services under the collaboration agreement, with 2015 quarterly amortization of approximately $2.4 million related to M923.

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

Research and development expense for the three months ended September 30, 2015 was $31.7 million, compared with $27.5 million for the three months ended September 30, 2014. The increase of $4.2 million, or 15%, from the 2014 period to the 2015 period primarily resulted from increases of: $2.0 million primarily in nonclinical and manufacturing expenditures to advance our M281 and M230 novel therapeutic programs; $1.8 million in clinical trial expenses as the necuparanib Phase 2 clinical trial continued to enroll patients; and $0.3 million in share-based compensation expense associated with performance-based stock awards.

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

The following table sets forth the primary components of our research and development external expenditures, including the amortization of our intangible asset, for each of our principal development programs for the three months ended September 30, 2015 and 2014. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Phase of			Project
	Development as of	Three Months Ended September 30,		Inception to
	September 30, 2015	2015	2014	September 30, 2015
External Costs Incurred by Product Candidate:
Glatopa and M356 (40 mg)—Generic Copaxone®	ANDAs filed (1)	$274	$444	$48,710
Necuparanib—Oncology Product Candidate	Phase 2	3,901	2,079	34,079
Biosimilars	Various (2)	4,277	4,049	70,177
Other novel therapeutic programs	Discovery/Nonclinical	4,742	2,706
Internal Costs		18,539	18,230

Total Research and Development Expenses		$31,733	$27,508

(1)                                 On April 16, 2015, the FDA approved the ANDA for once-daily Glatopa. Sandoz launched Glatopa on June 18, 2015. The ANDA for M356 (40 mg) is under FDA review.

(2)                                 Biosimilars includes M923, a biosimilar version of HUMIRA® (adalimumab), M834, a biosimilar version of ORENCIA® (abatacept), as well as seven other biosimilar candidates. A pharmacokinetic clinical trial for M923 commenced in the first quarter of 2015. M834 is in the nonclinical phase of development, and our other biosimilar candidates are in discovery and process development.

Our necuparanib external expenditures increased by $1.8 million, or 88%, from the 2014 period to the 2015 period as the latter period includes ongoing patient costs for the Phase 1 clinical trial as well as contract research and site and patient costs for Phase 2 of the Phase 1/2 trial. The increase of $0.2 million, or 6%, in biosimilars external expenditures from the 2014 period to the 2015 period was due to higher third-party process development and contract research costs incurred for our M834 biosimilar and our other early stage biosimilar candidates. The increase of $2.0 million, or 75%, in other novel therapeutics program external expenditures from the 2014 period to the 2015 period was due to increased nonclinical development for M281 and our other novel product candidates.

The increase of $0.3 million, or 2%, in research and development internal costs from the 2014 period to the 2015 period was due to share-based compensation expense associated with performance-based stock awards and higher depreciation expense for property and equipment purchased and placed into service in prior fiscal years.

General and Administrative Expense

General and administrative expenses consist primarily of salaries and other related costs for personnel in general and administrative functions, professional fees for legal and accounting services, royalty and license fees, insurance costs, and allocated rent, facility and lab supplies, and depreciation expense.

General and administrative expense for the three months ended September 30, 2015 was $12.5 million, compared with $11.1 million for the three months ended September 30, 2014. The increase of $1.4 million, or 13%, from the 2014 period to the 2015 period primarily resulted from increases of: $0.8 million in salary and salary-related expenses and stock compensation associated with performance-based stock awards; $0.3 million in personnel professional fees, driven mainly by consulting fees; $0.1 million in rent and facility-related costs to support our subleased laboratory and office space; and $0.1 million in other expense primarily due to increased insurance costs for our business.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

Interest Income

Interest income was $0.2 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively. The increase of $0.1 million, or 100%, from the 2014 period to the 2015 period was due to higher average cash and marketable securities investment balances from our equity financings.

Other Income

Other income was $0.1 million for each of the three months ended September 30, 2015 and 2014 and represents other income related to a job creation tax award that was granted to us in the fourth quarter of 2012.

Comparison of Nine Months Ended September 30, 2015 and 2014

Collaboration Revenue

Glatopa™ — Generic Copaxone® (glatiramer acetate injection) 20 mg/mL

For the nine months ended September 30, 2015, we recorded $27.9 million in product revenues from Sandoz’s sales of Glatopa, reflecting $36.9 million in profits net of a deduction of $9.0 million for reimbursement to Sandoz of 50% of pre-launch Glatopa-related legal expenses incurred by Sandoz since 2008. We expect that any future quarterly legal expense deductions will be significantly less as they will generally be incurred and reimbursed on a quarterly basis.

Enoxaparin Sodium Injection —Generic Lovenox®

For the nine months ended September 30, 2015, we earned $2.8 million in product revenue consisting of $0.1 million in second quarter 2015 profits, net of a claw-back adjustment of $0.1 million, and $2.7 million in royalties earned in the first quarter of 2015 on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $25.9 million. Sandoz did not earn any profit on its third quarter 2015 sales of Enoxaparin Sodium Injection. The portion of the claw-back adjustment that will be applied to reduce our profit in future quarters is approximately $1.8 million.

For the nine months ended September 30, 2014, we earned $15.2 million in product revenue, which includes $15.3 million in royalties on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $150 million, offset by $2.2 million of our contractual share of development and other expenses for the product year ending June 30, 2014, and increased by $2.1 million to reflect an adjustment to royalties earned in the product year ended June 30, 2012. The decrease in our product revenue of $12.4 million, or 82%, from the 2014 period to the 2015 period is due to the change in our collaboration economics, decreased unit sales due to lower market share, and lower prices in response to competitor pricing reductions on enoxaparin.

Research and Development Revenue

Research and development revenue increased by $20.7 million, or 131%, from $15.9 million for the nine months ended September 30, 2014 to $36.6 million for the nine months ended September 30, 2015 primarily due to a $10.0 million milestone payment we earned upon receiving sole FDA approval for Glatopa and an additional $10.0 million milestone payment we earned upon first commercial sale of Glatopa.

We expect collaborative research and development revenue earned by us related to FTE and external expense reimbursement from Baxalta and Sandoz will fluctuate from quarter to quarter in 2015 depending on our research and development activities. Furthermore, we expect to continue to amortize the $40 million arrangement consideration from Baxalta as we deliver research and development services under the collaboration agreement, with 2015 quarterly amortization of approximately $2.4 million related to M923.

Research and Development Expense

Research and development expense for the nine months ended September 30, 2015 was $88.5 million, compared with $80.3 million for the nine months ended September 30, 2014. The increase of $8.2 million, or 10%, from the 2014 period to the 2015 period primarily resulted from increases of $10.7 million in third-party research and process development costs for our novel therapeutics and biosimilar programs and $2.8 million in clinical trial expenses as the necuparanib Phase 2 clinical trial continued to enroll patients. These increases were partially offset by decreases of: $2.0 million for a 2014 purchase of antibodies for our research program; $1.8 million in personnel related expenses, primarily attributed to the reversal of prior period share-based compensation expense associated with performance-based stock awards; $0.8 million in sponsored research agreements; and $0.6 million in purchased drug product. In 2011 and 2012, we granted broad-based performance stock awards that vested 50% upon approval of the Glatopa ANDA and 50% one year later. The awards were scheduled to expire March 28, 2015. In March 2015, we amended the awards to extend the performance period to September 2015, but with share amounts that decreased monthly. Upon the amendment, stock compensation previously recognized was reversed and new stock compensation was recognized ratably based on the Glatopa ANDA approval, which occurred in April 2015. In the first nine months of 2015 research and development expense included a stock compensation credit of $5.1 million and expense of $3.5 million relating to the performance grants.

The following table sets forth the primary components of our research and development external expenditures, including the amortization of our intangible asset, for each of our principal development programs for the nine months ended September 30, 2015 and 2014. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Phase of			Project
	Development as of	Nine Months Ended September 30,		Inception to
	September 30, 2015	2015	2014	September 30, 2015
External Costs Incurred by Product Candidate:
Glatopa and M356 (40 mg)—Generic Copaxone®	ANDAs filed (1)	$703	$973	$48,710
Necuparanib—Oncology Product Candidate	Phase 2	9,005	4,532	34,079
Biosimilars	Various (2)	14,656	14,189	70,177
Other novel therapeutic programs	Discovery/Nonclinical	10,143	4,203
Internal Costs		53,959	56,392

Total Research and Development Expenses		$88,466	$80,289

(1)                                 On April 16, 2015, the FDA approved the ANDA for once-daily Glatopa. Sandoz launched Glatopa on June 18, 2015. The ANDA for M356 (40 mg) is currently under FDA review.

(2)                                 Biosimilars includes M923, a biosimilar version of HUMIRA® (adalimumab), M834, a biosimilar version of ORENCIA® (abatacept), as well as seven other biosimilar candidates. A pharmacokinetic clinical trial for M923 commenced in the first quarter of 2015. M834 is in the nonclinical phase of development, and our other biosimilar candidates are in discovery and process development.

Our necuparanib external expenditures increased by $4.5 million, or 99%, from the 2014 period to the 2015 period as the latter period includes ongoing patient costs for the Phase 1 clinical trial as well as contract research and site and patient costs for Phase 2 of the Phase 1/2 trial. The increase of $0.5 million, or 3%, in biosimilars external expenditures from the 2014 period to the 2015 period was due to higher third-party process development and contract research costs incurred for our M834 biosimilar and our other early stage biosimilar candidates. The increase of $5.9 million, 141%, in other novel therapeutics program external expenditures from the 2014 period to the 2015 period was due to increased nonclinical development to support M281 and our other novel product candidates.

The decrease of $2.4 million, or 4%, in research and development internal costs from the 2014 period to the 2015 period was primarily due to the reversal of prior period share-based compensation expense associated with performance-based stock awards discussed under “Research and Development Expense”.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2015 was $33.7 million, compared with $34.0 million for the nine months ended September 30, 2014. The decrease of $0.3 million, or 1%, from the 2014 period to the 2015 period was primarily due to the reversal of prior period share-based compensation expenses associated with performance-based stock awards discussed under “Research and Development Expense”. In the first nine months of 2015 general and administrative expense included a stock compensation credit of $5.4 million and expense of $3.5 million relating to the performance grants.

Interest Income

Interest income was $0.5 million in each of the nine months ended September 30, 2015 and 2014.

Other Income

Other income was $0.2 million for each of the nine months ended September 30, 2015 and 2014, and represents other income related to a job creation tax award that was granted to us in the fourth quarter of 2012.

Liquidity and Capital Resources

At September 30, 2015, we had $374.9 million in cash, cash equivalents and marketable securities and $11.1 million in accounts receivable, including $8.7 million from third quarter Glatopa sales. In addition, we also held $20.7 million in restricted cash, of which $17.5 million serves as collateral for a security bond posted in the litigation against Actavis, Amphastar and International Medical Systems, Ltd. Our funds at September 30, 2015 were primarily invested in senior debt of government-sponsored enterprises, commercial paper, asset-backed securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 12 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant market risk at September 30, 2015.

We have funded our operations primarily through the sale of equity securities and payments received under our collaboration and license agreements, including product revenue from Sandoz’s sales of Enoxaparin Sodium Injection and Glatopa. Since our inception through September 30, 2015, we have received $638 million through private and public issuances of equity securities, including approximately $148 million in net proceeds from our May 2015 public offering of common stock and approximately $83 million under our At-the-Market Equity Offering Sales Agreements with Stifel, Nicolaus & Company, Incorporated entered into in May 2014 and April 2015 (the “ATM Agreements”). As of September 30, 2015, we had received a cumulative total of $649 million under our collaborations with Sandoz, including $466 million in revenues on sales of Enoxaparin Sodium Injection and regulatory and commercial milestones related to that product and $39 million in revenues on sales of Glatopa and regulatory and commercial milestones related to that product. In addition we received $81 million under our collaboration with Baxalta, including a $33 million upfront payment, $29 million in reimbursement of research and development services and costs and $19 million in license and milestone payments.

We expect to finance and manage our planned operating and expenditure requirements principally through our current cash, cash equivalents and marketable securities; capital raised through equity financings, including under our ATM Agreements; and future product revenues. We believe that these funds will be sufficient to meet our operating requirements through at least the end of 2016.

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(47,182)	$(64,086)
Net cash (used in) / provided by investing activities	$(178,403)	$86,568
Net cash provided by financing activities	$234,223	$2,628
Net increase in cash and cash equivalents	$8,638	$25,110

Cash used in operating activities

The cash provided by or used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Cash used in operating activities was $47.2 million for the nine months ended September 30, 2015 reflecting a net loss of $54.1 million, which was partially offset by non-cash charges of $6.6 million for depreciation and amortization of property, equipment and intangible assets, $6.8 million in shared-based compensation and $1.0 million for amortization of purchased premiums on our marketable securities. In addition, the net change in our operating assets and liabilities used cash of $7.4 million and resulted from: an increase in accounts receivable of $3.6 million, which includes a receivable of $8.7 million for third quarter 2015 Glatopa product revenues and the collection of a $4.7 million receivable for fourth quarter 2014 Enoxaparin Sodium Injection royalties; a decrease in unbilled revenue of $0.9 million primarily due to lower reimbursable FTEs and external costs for M923; a decrease in prepaid expenses and other current assets of $0.1 million due to the timing of advance payments to vendors for services and the amortization of those payments; a decrease in accounts payable of $1.7 million due to timing of vendor payments; an increase in accrued expenses of $3.8 million primarily due to process development services for our biosimilars programs; a decrease in deferred revenue of $6.6 million, due to higher quarterly amortization of revenue from the $33.0 million Baxalta upfront payment in 2012 and a $7 million M834 pre-defined “minimum development criteria” license payment in 2014; and a decrease in other long-term liabilities of $0.4 million, of which $0.2 million represents the amortization of a job creation tax award and $0.2 million is the amortization of the tenant improvement allowance over the term of our facility lease.

Cash used in operating activities was $64.1 million for the nine months ended September 30, 2014 reflecting a net loss of $82.6 million, which was partially offset by non-cash charges of $6.4 million for depreciation and amortization of property, equipment and intangible assets, $10.5 million for share-based compensation and $1.9 million for amortization of purchased premiums on our marketable securities. In addition, the net change in our operating assets and liabilities used cash of $0.3 million and resulted from: decreases in accounts receivable of $5.4 million and unbilled revenue of $0.4 million, primarily due to lower reimbursable M923 FTEs and expenses incurred in connection with the Baxalta Agreement; a decrease in prepaid expenses and other current assets of $0.3 million, primarily due to advance payments to vendors for software license fees and equipment maintenance agreements offset by lower interest receivable on lower average cash and marketable securities investment balances; a decrease in accounts payable of $3.2 million due to the payment of third-party contract expenses incurred for our biosimilars and Glatopa and M356 (40 mg) programs; an increase in accrued expenses of $0.5 million due to timing of M834 third-party contract expenses; a decrease in deferred revenue of $2.8 million, primarily due to the amortization of revenue from the $33.0 million Baxalta upfront payment; and a decrease in other long-term liabilities of $0.3 million primarily due to the amortization of a job creation tax award.

Cash provided by investing activities

Cash used in investing activities of $178.4 million for the nine months ended September 30, 2015 includes cash inflows of $105.8 million from maturities of marketable securities partially offset by cash outflows of $281.5 million for purchases of marketable securities and $2.7 million for capital equipment and leasehold improvements.

Cash provided by investing activities of $86.6 million for the nine months ended September 30, 2014 includes cash inflows of $161.3 million from maturities of marketable securities partially offset by cash outflows of $68.8 million for purchases of marketable securities and $5.9 million for laboratory equipment and leasehold improvements.

Cash provided by financing activities

Cash provided by financing activities of $234.2 million for the nine months ended September 30, 2015 includes $148.4 million of net proceeds from the sale of 8.3 million shares of our common stock through an underwritten public offering, $64.5 million of net proceeds from the sale of 4.3 million shares of our common stock under our ATM Agreements and $23.3 million from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan, for total proceeds of $236.2 million. Total proceeds were partially offset by $2.0 million of cash paid to tax authorities in connection with the vesting of employee performance-based restricted stock.

Cash provided by financing activities of $2.6 million for the nine months ended September 30, 2014 relate to stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations including royalties payable to third parties, purchase commitments to various contractual research and manufacturing organizations and operating lease obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015 have not materially changed since we filed that report, except for the following:

During the three months ended September 30, 2015, we entered into purchase commitments of approximately $11.5 million related to the manufacture of clinical materials for certain of our clinical programs. We expect to pay the amounts related to the purchase commitments over the next four quarters. We have a right to terminate the purchase commitments with penalty, the amount of which is determined based on the timing of the termination.

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

There have been no significant changes to our accounting policies during the three months ended September 30, 2015, as compared to the significant accounting policies described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.

New Accounting Standards

See Note 2 to our consolidated financial statements “Summary of Significant Accounting Policies” for a discussion of new accounting standards. The notes to our consolidated financial statements are contained in Part I, Item I of this Quarterly Report on Form 10-Q.

Item 3.                                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2015, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.                                 CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2015. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Glatopa and M356 (40 mg)-Related Proceedings

On August 28, 2008, Teva and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against us and Sandoz in the United States Federal District Court in the Southern District of New York in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for Glatopa. The suit alleged infringement related to four of the seven Orange Book-listed patents for Copaxone and sought declaratory and injunctive relief that would prohibit the launch of our product until the last to expire of these patents. The Orange Book is a publication of the FDA that identifies drug products approved on the basis of safety and effectiveness by the FDA under the Federal Food, Drug, and Cosmetic Act and includes patents that are purported by the drug application owner to protect each drug. If there is a patent listed for the branded drug in the Orange Book at the time of submission of an ANDA, or at any time before an ANDA is approved, a generic manufacturer’s ANDA must include one of four types of patent certifications with respect to each listed patent. We and Sandoz asserted various defenses and filed counterclaims for declaratory judgments to have all seven of the Orange Book-listed patents, as well as two additional patents in the same patent family adjudicated in that lawsuit. Another company, Mylan Inc., or Mylan, also has an ANDA for generic Copaxone under FDA review. In October 2009, Teva sued Mylan for patent infringement related to the Orange Book-listed patents for Copaxone, and in October 2010, the Court consolidated the Mylan case with the case against us and Sandoz. A trial on the issue of inequitable conduct occurred in July 2011 and the trial on the remaining issues occurred in September 2011 in the consolidated case. In June 2012, the Court issued its opinion and found all of the claims in the patents to be valid, enforceable and infringed. In July 2012, the Court issued a final order and permanent injunction prohibiting Sandoz and Mylan from infringing all of the patents in the suit. In July 2012, we appealed the decision to the CAFC, and in July 2013, the CAFC issued a written opinion invalidating several of the nine patents, including one non-Orange Book-listed patent which is set to expire in September 2015. The other patents expired on May 24, 2014. The CAFC remanded the case to the District Court to modify the injunction in light of the CAFC decision. In September 2013, Teva filed a petition for rehearing of the CAFC decision, and in October 2013 the CAFC denied the petition. Teva filed a petition for review by the Supreme Court of the United States in January 2014, and in March 2014 the Supreme Court granted certiorari in the case in order to review the appropriate standard for deference to district court findings in claim construction. Briefing was completed in September 2014, and oral argument was held in October 2014. On January 20, 2015, the Supreme Court vacated the 2013 decision of the CAFC and remanded the case to the CAFC for additional findings to determine the validity of the relevant patent claims that had previously been determined to be invalid. The parties filed briefs with the CAFC on March 2, 2015. On April 16, 2015, upon FDA approval of Glatopa, we requested an expedited decision with a full opinion to follow later. On June 18, 2015, the CAFC issued a decision and found the one remaining patent at issue in the suit invalid. The CAFC decision is final and not subject to further legal review.

On September 10, 2014, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against us and Sandoz in the United States Federal District Court in the District of Delaware in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for M356 (40 mg). The suit alleges infringement related to two Orange Book-listed patents for 40 mg/mL Copaxone, each expiring in 2030, and seeks declaratory and injunctive relief prohibiting the launch of our product until the last to expire of these patents. We and Sandoz have asserted various defenses and filed counterclaims for declaratory judgments of non-infringement, invalidity and unenforceability of both patents. A trial in the district court is scheduled for September 2016. On April 10, 2015, Teva and Yeda filed an additional suit against us and Sandoz in the United States District Court for the District of Delaware alleging infringement related to a third Orange Book-listed patent for 40 mg/mL Copaxone, which issued in March 2015 and expires in 2030. In May 2015, this suit was consolidated with the initial suit filed in September 2014. A pre-trial claim construction hearing is anticipated to be held in January 2016 and the trial is scheduled to begin in September 2016.

M834-Related Proceedings

On July 2, 2015 Momenta filed a petition for Inter Partes Review (IPR) with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, or PTAB, to challenge the validity of Bristol Myers Squibb’s ORENCIA® subcutaneous formulation patent ‘239. We expect a decision on institution of the IPR in January 2016. If IPR is instituted, we would expect a final opinion from the PTAB in January 2017.

Enoxaparin Sodium Injection-Related Proceedings

On September 21, 2011, we and Sandoz sued Amphastar, International Medical Systems, Ltd., a wholly owned subsidiary of Amphastar and, together with Amphastar (“Amphastar”) and Actavis in the United States District Court for the District of Massachusetts for infringement of two of our patents. Also in September, 2011, we filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar and Actavis from selling their enoxaparin product in the United States. In October 2011, the District Court granted our motion for a preliminary injunction and entered an order enjoining Amphastar and Actavis from advertising, offering for sale or selling their enoxaparin product in the United States until the conclusion of a trial on the merits and required us and Sandoz to post a security bond of $100 million in connection with the litigation. Amphastar and Actavis appealed the decision to the CAFC, and in January 2012, the CAFC stayed the preliminary injunction. In August 2012, the CAFC issued a written opinion vacating the preliminary injunction and remanding the case to the District Court. In September 2012, we filed a petition with the CAFC for rehearing by the full court en banc, which was denied. In February 2013, we filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court and in June 2013 the Supreme Court denied the petition.

In July 2013, the District Court granted a motion by Amphastar and Actavis for summary judgment. We filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, which the CAFC denied in May 2014. The CAFC held a hearing on our appeal of summary judgment on May 4, 2015, and requested the views of the United States Solicitor General on certain issues raised in the suit. The U.S. Solicitor General filed its brief on July 13, 2015. On July 24, 2015, Amphastar and Actavis filed a brief in response to the brief of the U.S. Solicitor General. On August 4, 2015, we and Sandoz filed a brief in response to the responsive brief of Amphastar and Actavis. We expect the CAFC to issue a decision in 2015.

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

On September 17, 2015, Amphastar filed a complaint against us and Sandoz in the United States District Court for the Central District of California. The complaint alleges that, by filing the September 2011 patent infringement suit against Amphastar and Actavis, we and Sandoz sought to prevent Amphastar from selling generic enoxaparin sodium injection and thereby exclude competition for generic enoxaparin sodium injection in violation of federal and California anti-trust laws and California unfair business laws. While the outcome of litigation is inherently uncertain, we believe the complaint is without merit, and we intend to vigorously defend ourselves in any resulting litigation should the suit be served on the defendants.

On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital (“NGH”) filed a class action suit against us and Sandoz in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of Lovenox or generic enoxaparin sodium injection. The complaint alleges that, by filing the September 2011 patent infringement suit against Amphastar and Actavis, we and Sandoz sought to prevent Amphastar from selling generic enoxaparin sodium injection and thereby exclude competition for generic enoxaparin sodium injection in violation of federal anti-trust laws. NGH is seeking injunctive relief and unspecified damages. While the outcome of litigation is inherently uncertain, we believe the complaint is without merit, and we intend to vigorously defend our self in this litigation.

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

We have incurred significant losses since our inception in May 2001. At September 30, 2015, our accumulated deficit was $423.2 million. We may incur annual operating losses over the next several years as we expand our drug development, commercialization and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.

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

If an improved version of a reference brand product, such as Copaxone or HUMIRA, is developed that has a new product profile and labeling, the improved version of the product could significantly reduce the market share of the original reference brand product, and may cause a significant decline in sales or potential sales of our corresponding generic or biosimilar product.

Brand companies may develop improved versions of a reference brand product as part of a life cycle extension strategy, and may obtain approval of the improved version under a supplemental new drug application, for a drug, or biologics license application for a biologic. Should the brand company succeed in obtaining an approval of an improved product, it may capture a significant share of the collective reference brand product market and significantly reduce the market for the original reference brand product and thereby the potential size of the market for our generic or biosimilar products. For example, in January 2014, Teva’s three-times-a-week formulation of Copaxone received marketing approval by the FDA. In October 2015, Teva reported that its three-times-weekly formulation accounted for more than 2/3 of total Copaxone prescriptions in the United States. As a result, the market potential for Glatopa has decreased, and may decrease further as additional patients are converted from once-daily Copaxone to three-times-weekly Copaxone. In addition, the improved product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the improved product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.

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

As of September 30, 2015, we had cash, cash equivalents and marketable securities totaling $374.9 million. For the nine months ended September 30, 2015, we had a net loss of $54.1 million and cash used in operating activities of $47.2 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development and commercialization of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements will depend on many factors, including but not limited to:

•                  the level of sales of Glatopa and Enoxaparin Sodium Injection;

•                  the successful commercialization of our product candidates;

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

Our future Glatopa product revenue is dependent on the continued successful manufacture and commercialization of Glatopa.

Our near-term ability to generate Glatopa product revenue depends, in large part, on Sandoz’s continued ability to manufacture and commercialize Glatopa, maintain pricing levels and market share and compete with Teva’s three-times-weekly 40 mg/mL formulation of Copaxone, which currently accounts for more than 2/3 of total Copaxone prescriptions in the United States. Because Glatopa is only a substitutable generic version of the 20 mg/mL formulation of Copaxone, the market potential of Glatopa is negatively impacted by the conversion of patients from once-daily Copaxone to three-times-weekly Copaxone. In addition, other competitors may in the future receive approval to market generic versions of the 20 mg/mL formulation of Copaxone which would further impact our product revenue, which is based on a fifty-percent contractual profit share and, as a result, our business, including our near-term financial results and our ability to utilize Glatopa revenue to fund future discovery and development programs, may suffer.

Any future Enoxaparin product revenue is dependent on the continued successful manufacture and commercialization of Enoxaparin Sodium Injection.

Our near-term ability to generate Enoxaparin product revenue depends, in large part, on Sandoz’s continued ability to manufacture and commercialize Enoxaparin Sodium Injection, maintain pricing levels and market share and compete with Lovenox brand competition as well as authorized and other generic competition.

Sandoz is facing increasing competition and pricing pressure from brand, authorized generic and other currently-approved generic competitors, which has and will continue to impact Sandoz net sales and profits from Enoxaparin Sodium Injection, and therefore our product revenue. Furthermore, other competitors may in the future receive approval to market generic enoxaparin products which would further impact our product revenue, which is based on a fifty-percent contractual profit share.

Due to these circumstances, the resulting market price for our Enoxaparin Sodium Injection product has substantially decreased and may decrease further. In the third quarter of 2015, we did not receive any product revenue from Sandoz’s sales of Enoxaparin Sodium Injection because Sandoz did not receive any profits on sales, and we do not anticipate significant enoxaparin revenue in the near term. As a result, our business, including our near-term financial results, may suffer.

If our patent litigation against Amphastar related to Enoxaparin Sodium Injection is not successful or Amphastar or others are successful in anti-trust lawsuits against us, we may be liable for damages. In addition, third parties may be able to commercialize generic Lovenox products without risk of patent infringement damages, and our business may be materially harmed.

If we are not successful in the patent litigation against Amphastar and Actavis and do not succeed in obtaining injunctive relief or damages, the reduction in our revenue stream will be permanent and our ability to fund future discovery and development programs with revenues from Enoxaparin Sodium Injection may continue to suffer. Furthermore, in the event that we are not successful in our appeal of the District Court decision to grant summary judgment against us, and Amphastar and Actavis are able to prove they suffered damages as a result of the preliminary injunction having been in effect, we could be liable for up to $35 million of the security bond for such damages. This amount may be increased if Amphastar and Actavis are successful in their motion to increase the amount of the security bond. Moreover, if Amphastar or others are successful in their anti-trust lawsuits against us for asserting our enoxaparin patent rights, they may be able to recover damages incurred as a result of enforcement of our patent rights, thereby negatively affecting our financial condition and results of operations.

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

•                  seeking federal reimbursement policies that do not promote adoption of biosimilars and interchangeable biologics;

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

As we evolve from a company primarily involved in drug discovery and development into one that is also involved in the development and commercialization of multiple pharmaceutical products, we may have difficulty managing our growth and expanding our operations successfully.

As we advance an increasing number of product candidates through the development process, we will need to expand our development, regulatory, manufacturing, quality, distribution, sales and marketing capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to lease additional or alternative facilities and manage additional relationships with various collaborative partners, suppliers and other organizations. The market for laboratory and office facilities is highly competitive near our current location. If we are not successful in leasing additional or alternative space in our current area and have to move our facilities, the timing of our development programs could be disrupted.

In addition, our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. For example, some jurisdictions, such as the District of Columbia, have imposed licensing requirements for sales representatives. In addition, the District of Columbia and the Commonwealth of Massachusetts, as well as the federal government by way of the Sunshine Act provisions of the Patient Protection and Affordable Care Act of 2010, have established reporting requirements that would require public reporting of consulting and research fees to health care professionals. Because the reporting requirements vary in each jurisdiction, compliance will be complex and expensive and may create barriers to entering the commercialization phase. The need to build new systems as part of our growth could place a strain on our administrative and operational infrastructure. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Such requirements may also impact our opportunities to collaborate with physicians at academic research centers as new restrictions on academic-industry relationships are put in place. In the past, collaborations between academia and industry have led to important new innovations, but the new laws may have an effect on these activities. While we cannot predict whether any legislative or regulatory changes will have negative or positive effects, they could have a material adverse effect on our business, financial condition and potential profitability.

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

Risks Relating to Our Dependence on Third Parties

The 2003 Sandoz Collaboration and 2006 Sandoz Collaboration are important to our business. If Sandoz fails to adequately perform under either collaboration, or if we or Sandoz terminate all or a portion of either collaboration, the development and commercialization of some of our drug candidates, including Glatopa, M356 (40 mg) and Enoxaparin Sodium Injection, would be delayed or terminated and our business would be adversely affected.

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

Under our collaboration agreements, we are dependent upon Sandoz to successfully continue to commercialize Enoxaparin Sodium Injection and Glatopa and, if it is approved, we will be dependent on Sandoz to successfully commercialize M356 (40 mg). We do not control Sandoz’s commercialization activities or the resources it allocates to our products. Our interests and Sandoz’s interests may differ or conflict from time-to-time or we may disagree with Sandoz’s level of effort or resource allocation. Sandoz may internally prioritize our products differently than we do or it may fail to allocate sufficient resources to effectively or optimally commercialize our products. If these events were to occur, our business would be adversely affected.

The Baxalta Agreement is important to our business. If we or Baxalta fail to adequately perform under the Agreement, or if we or Baxalta terminate the Agreement, the development and commercialization of our lead biosimilar, M923, would be delayed or terminated and our business would be adversely affected.

•                  The Baxalta Agreement may be terminated:

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

•                  a decision in favor of, or against, Teva or Amphastar and Actavis in our patent litigation suits, a settlement related to any case; or a decision in favor of Amphastar or others in the anti-trust suits filed against us;

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

*                   Filed herewith.

**                Furnished herewith.

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Unaudited, Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: November 6, 2015
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)
Date: November 6, 2015

	By:	/s/ Richard P. Shea
Richard P. Shea, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)