Form 10-Q
period 2016-03-31
MOMENTA PHARMACEUTICALS INC
filed 2016-05-06
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 12, 2016, there were 69,496,190 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are about future events or future results, or are otherwise not statements of historical fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management. In some cases, these statements can be identified by words such as “anticipate,” “believe,” “continue,” “could,” “contemplate,” “target,” “likely,” “goal,” “objective,” “plan,” “potential,” “predict,” “might,” “estimate,” “expect,” “intend,” “may,” “seek”, “should,” “will,” “would,” “can,” “pursue” and other similar words or expressions, or the negative of these words or similar words or expressions. These statements include, but are not limited to, statements regarding our expectations regarding the development and utility of our products; product candidates and novel therapeutic programs; efforts to seek collaboration partners, including without limitation for our biosimilar programs; the timing of clinical trials and the availability of results; the significance and meaning of results of clinical trials, including without limitation, results from our necuparanib clinical trial; the timing of launch of products and product candidates; GLATOPA®  (glatiramer acetate injection) product revenues and market potential; the timing and outcome of litigation and legal proceedings; collaboration revenues and research and development revenues; manufacturing, including our intent to rely on contract manufacturers; regulatory filings, reviews and approvals; the sufficiency of our cash for future operations; our expectations regarding our potential future profitability; our intended uses of proceeds from financing activities; Enoxaparin Sodium Injection product revenues and market potential; our expectations regarding product candidate development costs; our expectations regarding receipt of contingent milestone payments from Mylan Ireland Limited in 2016; accounting policies; our estimates regarding the fair value of our investment portfolio; and our market risk exposure with respect to derivative, foreign currency and other financial instruments.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$89,431	$61,461
Marketable securities	256,359	288,583
Collaboration receivable	21,742	21,185
Prepaid expenses and other current assets	4,405	3,479
Total current assets	371,937	374,708
Marketable securities	17,038	—
Property and equipment, net	21,547	21,896
Restricted cash	20,660	20,660
Intangible assets, net	3,263	3,528
Other long-term assets	978	248

Total assets	$435,423	$421,040

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,388	$4,053
Accrued expenses	16,231	24,499
Deferred revenue	17,144	9,770
Other current liabilities	110	460
Total current liabilities	36,873	38,782
Deferred revenue, net of current portion	46,475	12,213
Other long-term liabilities	592	69

Total liabilities	83,940	51,064
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 5,000 shares authorized, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value per share designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized, 69,495 shares issued and 69,376 shares outstanding at March 31, 2016 and 69,077 shares issued and 68,958 outstanding at December 31, 2015	7	7
Additional paid-in capital	829,771	824,385
Accumulated other comprehensive income	137	4
Accumulated deficit	(476,384)	(452,372)
Treasury stock, at cost, 119 shares	(2,048)	(2,048)

Total stockholders’ equity	351,483	369,976

Total liabilities and stockholders’ equity	$435,423	$421,040

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Collaboration revenues:
Product revenue	$14,800	$2,722
Research and development revenue	5,050	5,840
Total collaboration revenue	19,850	8,562

Operating expenses:
Research and development*	28,757	22,749
General and administrative*	15,647	7,890
Total operating expenses	44,404	30,639

Operating loss	(24,554)	(22,077)

Other income:
Interest income	480	112
Other income	62	88
Total other income	542	200

Net loss	$(24,012)	$(21,877)

Basic and diluted net loss per share	$(0.35)	$(0.40)

Weighted average shares used in computing basic and diluted net loss per share	68,285	54,492

Comprehensive loss:
Net loss	$(24,012)	$(21,877)
Net unrealized holding gains on available-for-sale marketable securities	133	18
Comprehensive loss	$(23,879)	$(21,859)

* Non-cash share-based compensation expense (income) included in operating expenses is as follows:

Research and development	$2,065	$(2,215)
General and administrative	$2,763	$(2,170)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(24,012)	$(21,877)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	1,889	2,089
Share-based compensation expense (income)	4,828	(4,385)
Amortization of premium on investments	290	304
Amortization of intangibles	265	265
Changes in operating assets and liabilities:
Collaboration receivable	(557)	1,665
Prepaid expenses and other current assets	(926)	157
Other long-term assets	(730)	—
Accounts payable	(665)	(1,939)
Accrued expenses	(8,268)	(3,037)
Deferred revenue	41,636	(1,687)
Other current liabilities	(350)	20
Other long-term liabilities	523	(151)

Net cash provided by (used in) operating activities	13,923	(28,576)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,540)	(539)
Purchases of marketable securities	(119,368)	(15,694)
Proceeds from maturities of marketable securities	134,397	44,492

Net cash provided by investing activities	13,489	28,259

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock under ATM facilities	—	33,665
Proceeds from issuance of common stock under stock plans	558	2,911

Net cash provided by financing activities	558	36,576

Increase in cash and cash equivalents	27,970	36,259
Cash and cash equivalents, beginning of period	61,461	61,349

Cash and cash equivalents, end of period	$89,431	$97,608

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Business

Momenta Pharmaceuticals, Inc., or the Company or Momenta, was incorporated in the state of Delaware in May 2001 and began operations in early 2002. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company focused on developing generic versions of complex drugs, biosimilars and novel therapeutics for oncology and autoimmune disease. The Company presently derives all of its revenue from its collaborations.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s audited consolidated financial statements for the year ended December 31, 2015, which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on February 26, 2016. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists; services have been performed or products have been delivered; the fee is fixed or determinable; and collection is reasonably assured.

The Company has entered into collaboration and license agreements with pharmaceutical companies for the development and commercialization of certain of its product candidates. The Company’s performance obligations under the terms of these agreements may include (i) transfer of intellectual property rights (licenses), (ii) providing research and development services, and (iii) participation on joint steering committees with the collaborators. Non-refundable payments to the Company under these agreements may include up-front license fees, payments for research and development activities, payments based upon the achievement of defined collaboration objectives and profit share or royalties on product sales.

At March 31, 2016, the Company had collaboration and license agreements with Sandoz AG (formerly Sandoz N.V. and Biochemie West Indies, N.V.), an affiliate of Novartis Pharma AG, and Sandoz Inc. (formerly Geneva Pharmaceuticals, Inc.), collectively referred to as Sandoz, Sandoz AG, Baxalta U.S. Inc., Baxalta GmbH and Baxalta Incorporated, collectively referred to as Baxalta, and Mylan Ireland Limited, a wholly-owned, indirect subsidiary of Mylan N.V., or Mylan.

The Company evaluates multiple element agreements under the Financial Accounting Standards Board’s, or FASB, Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. When evaluating multiple element arrangements under ASU 2009-13, the Company identifies the deliverables included within the agreement and determines whether the deliverables under the arrangement represent separate units of accounting. Deliverables under the arrangement are a separate unit of accounting if (i) the delivered item has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item and delivery or performance of the undelivered items are considered probable and substantially within the Company’s control. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The Company considers whether the collaborator can use the license or other deliverables for their intended purpose without the receipt of the remaining elements, and whether the value of the deliverable is dependent on the undelivered items and whether there are other vendors that can provide the undelivered items.

Arrangement consideration generally includes up-front license fees and non-substantive options to purchase additional products or services. The Company determines how to allocate arrangement consideration to identified units of accounting based on the selling price hierarchy provided under the relevant guidance. The Company determines the estimated selling price for deliverables using vendor-specific objective evidence, or VSOE, of selling price, if available, third-party evidence, or TPE, of selling price if VSOE is not available, or best estimate of selling price, or BESP, if neither VSOE nor TPE is available. Determining the BESP for a deliverable requires significant judgment. The Company uses BESP to estimate the selling price for licenses to the Company’s proprietary technology, since the Company often does not have VSOE or TPE of selling price for these deliverables. In those circumstances where the Company utilizes BESP to determine the estimated selling price of a license to the Company’s proprietary technology, the Company considers entity specific factors, including those factors contemplated in negotiating the agreements as well as the license fees negotiated in similar license arrangements. Management may be required to exercise considerable judgment in estimating the selling prices of identified units of accounting under its agreements. In validating the Company’s BESP, the Company evaluates whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple deliverables.

Up-Front License Fees

Up-front payments received in connection with licenses of the Company’s technology rights are deferred if facts and circumstances dictate that the license does not have stand-alone value. When management believes the license to its intellectual property does not have stand-alone value from the other deliverables to be provided in the arrangement, it is combined with other deliverables and the revenue of the combined unit of accounting is recorded based on the method appropriate for the last delivered item. The Company recognizes revenue from non-refundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance, which is typically the period over which the research and development services are expected to occur. Accordingly, the Company is required to make estimates regarding the development timelines for product candidates being developed pursuant to any applicable agreement. The determination of the length of the period over which to recognize the revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. Quarterly, the Company reassesses its period of substantial involvement over which the Company amortizes its up-front license fees and makes adjustments as appropriate. The Company’s estimates regarding the period of performance under its collaborative research and development and licensing agreements have changed in the past and may change in the future. Any change in the Company’s estimates could result in changes to the Company’s results for the period over which the revenues from an up-front license fee are recognized.

Milestones

At the inception of each arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive, in accordance with ASU No. 2010-17, Revenue Recognition—Milestone Method. A milestone is defined as an event that can only be achieved based on the Company’s performance, and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones under accounting guidance. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the Company’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (b) the consideration relates solely to past performance (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement and (d) the milestone fee is refundable or adjusts based on future performance or non-performance. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. Payments that are contingent upon the achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved, assuming all other revenue recognition criteria are met. At March 31, 2016, the Company had no milestones under its collaborative arrangements that were deemed substantive.

The regulatory milestones under the collaboration with Baxalta are considered to be contingent fees that will be recorded if earned in future periods.

Sales-based and commercial milestones are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

Profit Share and Royalties on Sandoz’ Sales of Enoxaparin Sodium Injection® and GLATOPA®

Profit share and royalty revenue is reported as product revenue and is recognized based upon net sales or contractual profit of licensed products in licensed territories in the period the sales occur as provided by the collaboration agreement. The amount of net sales or contractual profit is determined based on amounts provided by the collaborator and involve the use of estimates and judgments, such as product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and other rebates, distributor, wholesaler and group purchasing organizations fees, product returns, and co-payment assistance costs, which could be adjusted based on actual results in the future. The Company is highly dependent on its collaborators for timely and accurate information regarding any net revenues realized from sales of Enoxaparin Sodium Injection and GLATOPA in order to accurately report its results of operations.

Research and Development Revenue under Collaborations with Sandoz and Baxalta

Under its collaborations with Sandoz and Baxalta, the Company is reimbursed at a contractual full-time equivalent, or FTE, rate for any FTE employee expenses as well as any external costs incurred for commercial and related activities. The Company recognizes research and development revenue from FTE services and external costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenues are recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such commercial and related services.

Collaboration Receivable

Collaboration receivable represents:

•                  Amounts due to the Company for profit share on Sandoz’ sales of Enoxaparin Sodium Injection and GLATOPA;

•                  Amounts due to the Company for reimbursement of research and development services and external costs under the collaborations with Sandoz and Baxalta; and

•                  The net amount due from Mylan for its 50% share of collaboration expenses under the cost-sharing arrangement.

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

The following table presents anti-dilutive shares for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted-average anti-dilutive shares related to:
Outstanding stock options	6,659	6,519
Restricted stock awards	335	685

Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same for the three months ended March 31, 2016 and 2015. Anti-dilutive shares comprise the impact of the number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income. Furthermore, 308,095 performance-based restricted common stock awards vested on April 18, 2016, the one year anniversary of the U.S. Food and Drug Administration, or FDA, approval for GLATOPA in the United States, were excluded from diluted shares outstanding as the vesting condition for the amended awards, discussed further in Note 6 “Share-Based Payments,” had not been met as of March 31, 2016.

Fair Value Measurements

The tables below present information about the Company’s assets that are regularly measured and carried at fair value as of March 31, 2016 and December 31, 2015, and indicate the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

Description	Balance as of March 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds and overnight repurchase agreements	$86,685	$62,685	$24,000	$—
Marketable securities:
U.S. government-sponsored enterprise securities	4,999	—	4,999	—
Corporate debt securities	74,479	—	74,479	—
Commercial paper obligations	111,578	—	111,578	—
Asset-backed securities	82,341	—	82,341	—

Total	$360,082	$62,685	$297,397	$—

Description	Balance as of December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds and overnight repurchase agreements	$54,077	$30,077	$24,000	$—
Marketable securities:
U.S. government-sponsored enterprise securities	24,290	—	24,290	—
Corporate debt securities	73,651	—	73,651	—
Commercial paper obligations	125,805	—	125,805	—
Asset-backed securities	64,837	—	64,837	—

Total	$342,660	$30,077	$312,583	$—

There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2016 and 2015. In addition, there were no changes in valuation techniques or transfers between the fair value measurement levels during the three months ended March 31, 2016. The fair value of Level 2 instruments classified as marketable securities were determined through third party pricing services. For a description of the Company’s validation procedures related to prices provided by third party pricing services, refer to Note 2 “ Summary of Significant Accounting Policies: Fair Value Measurements “ to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. The carrying amounts reflected in the Company’s accompanying condensed consolidated balance sheets for cash, accounts receivable, unbilled receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Cash, Cash Equivalents and Marketable Securities

The Company’s cash equivalents are primarily composed of money market funds carried at fair value, which approximates cost at March 31, 2016 and December 31, 2015. The Company classifies corporate debt securities, commercial paper, asset-backed securities and U.S. government-sponsored enterprise securities as short-term and long-term marketable securities in its consolidated financial statements. See Note 2 “Summary of Significant Accounting Policies: Cash, Cash Equivalents and Marketable Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the Company’s accounting policies.

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of March 31, 2016 and December 31, 2015 (in thousands):

As of March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$89,431	$—	$—	$89,431
U.S. government-sponsored enterprise securities due in one year or less	4,998	1	—	4,999
Corporate debt securities due in one year or less	74,473	8	(2)	74,479
Commercial paper obligations due in one year or less	111,449	129	—	111,578
Asset-backed securities due in one year or less	65,302	15	(14)	65,303
Asset-backed securities due in two years or less	17,038	4	(4)	17,038

Total	$362,691	$157	$(20)	$362,828

Reported as:
Cash and cash equivalents	$89,431	$—	$—	$89,431
Marketable securities	273,260	157	(20)	273,397

Total	$362,691	$157	$(20)	$362,828

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$61,461	$—	$—	$61,461
U.S. government-sponsored enterprise securities due in one year or less	24,285	5	—	24,290
Corporate debt securities due in one year or less	73,735	1	(84)	73,652
Commercial paper obligations due in one year or less	125,693	120	(8)	125,805
Asset-backed securities due in one year or less	64,866	—	(30)	64,836

Total	$350,040	$126	$(122)	$350,044

Reported as:
Cash and cash equivalents	$61,461	$—	$—	$61,461
Marketable securities	288,579	126	(122)	288,583

Total	$350,040	$126	$(122)	$350,044

At March 31, 2016 and December 31, 2015, the Company held 11 and 66 marketable securities, respectively, that were in a continuous unrealized loss position for less than one year. At March 31, 2016 and December 31, 2015, there were no securities in a continuous unrealized loss position for greater than one year.  The Company believes the unrealized losses were caused by fluctuations in interest rates.

The following table summarizes the aggregate fair value of these securities as of March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016		As of December 31, 2015
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Corporate debt securities due in one year or less	$20,024	$(2)	$70,657	$(84)
Commercial paper obligations due in one year or less	$—	$—	$33,734	$(8)
Asset-backed securities due in one year or less	$22,944	$(14)	$61,337	$(30)
Asset-backed securities due in two years or less	$8,015	$(4)	$—	$—

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating the method of adoption and the potential impact that Topic 606 may have on its financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The ASU requires all entities to evaluate for the existence of conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date of its financial statements. The accounting standard is effective for interim and annual periods after December 15, 2016, and will not have a material impact on the consolidated financial statements, but may impact the Company’s footnote disclosures regarding liquidity.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The adoption of this standard in the first quarter of 2016 did not have a material impact on the Company’s financial position or results of operations as its net deferred tax assets have been fully offset by a valuation allowance.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This new standard relates to when another party, along with the entity, is involved in providing a good or a service to a customer. In those circumstances, Topic 606 requires the entity to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. The Company will adopt this new standard concurrently with adoption of ASU No. 2014-09.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under the new standard all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The new standard also provides for companies to make an entity-wide accounting policy election on how to account for award forfeitures. Entities can either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The accounting standard is effective for interim and annual periods after December 15, 2016. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact of adopting this new accounting standard on its financial position and results of operations.

3. Intangible Assets

Intangible assets consist solely of core developed technology acquired as part of a 2007 asset purchase agreement with Parivid LLC. See Part I, Item 1 “Business—Collaborations, Licenses and Asset Purchases—Parivid” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for relevant disclosures. The developed technology intangible assets are being amortized over the estimated useful life of the Enoxaparin Sodium Injection and GLATOPA developed technologies of approximately 10 years. As of March 31, 2016 and December 31, 2015, intangible assets, net of accumulated amortization, were as follows (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Total intangible assets for core and developed technology and non-compete agreement	$10,427	$(7,164)	$3,263	$10,427	$(6,899)	$3,528

The weighted-average amortization period for the Company’s intangible assets is 10 years. Amortization is computed using the straight-line method over the useful lives of the respective intangible assets as there is no other pattern of use that is reasonably estimable. Amortization expense was approximately $0.3 million for each of the three months ended March 31, 2016 and 2015.

The Company expects to incur amortization expense of approximately $1.1 million per year for each of the next three years and $0.1 million in the fourth year.

4. Restricted Cash

The Company designated $17.5 million as collateral for a security bond posted in the litigation against Amphastar, International Medical Systems, Ltd., a wholly owned subsidiary of Amphastar Pharmaceuticals, Inc. and Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.), or Actavis, as discussed within Note 8, “Commitments and Contingencies”. Amphastar, International Medical Systems, Ltd. and Amphastar Pharmaceuticals, Inc. are collectively referred to as Amphastar. The $17.5 million is held in an escrow account by Hanover Insurance. The Company classified this restricted cash as long-term as the timing of a final decision in the Enoxaparin Sodium Injection patent litigation is not known.

The Company designated $2.4 million as collateral for a letter of credit related to the lease of office and laboratory space located at 675 West Kendall Street in Cambridge, Massachusetts. This balance will remain restricted through April 2018 and therefore is classified as non-current in the Company’s consolidated balance sheet. The Company will earn interest on the balance.

The Company designated $0.7 million as collateral for a letter of credit related to the lease of office and laboratory space located at 320 Bent Street in Cambridge, Massachusetts. This balance will remain restricted through the lease term and during any lease term extensions. The Company will earn interest on the balance.

5. Collaboration and License Agreements

At March 31, 2016, the Company had collaboration and license agreements with Sandoz, Sandoz AG, Baxalta and Mylan.

The Company records product revenue based on Sandoz’ sales of Enoxaparin Sodium Injection and GLATOPA.

Research and development revenue generally consists of amounts earned by us under our collaborations for technical development, regulatory and commercial milestones; reimbursement of research and development services and reimbursement of development costs under our collaborative arrangements with Sandoz and Baxalta; and recognition of the arrangement consideration under the collaborations with Baxalta and Mylan.

The collaboration with Mylan is a cost-sharing arrangement pursuant to which reimbursement for Mylan’s 50% share of collaboration expenses is recorded as a reduction to research and development expense and general and administrative expense depending on the nature of the activities.

The following tables provide amounts by year and by line item included in the Company’s accompanying condensed consolidated statements of operations and comprehensive loss attributable to transactions arising from its significant collaborative arrangements and all other arrangements, as defined in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 808, Collaborative Arrangements. The dollar amounts in the tables below are in thousands.

	For the Three Months Ended March 31, 2016
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Baxalta Collaboration Agreement	Mylan Collaboration Agreement (1)	Total Collaborations
Collaboration revenues:
Product revenue	$—	$14,800	$—	$—	$14,800
Research and development revenue:
Recognition of upfront payments and license payments	—	—	2,442	922	3,364
Research and development services and external costs under Sandoz and Baxalta collaborations	77	645	964	—	1,686
Total research and development revenue	$77	$645	$3,406	$922	$5,050
Total collaboration revenues	$77	$15,445	$3,406	$922	$19,850
Operating expenses:
Research and development expense(2)(3)	$—	$293	$314	$3,680	$4,287
General and administrative expense(2)(3)	$1,064	$95	$282	$112	$1,553
Total operating expenses	$1,064	$388	$596	$3,792	$5,840

	For the Three Months Ended March 31, 2015
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Baxalta Collaboration Agreement	Total Collaborations
Collaboration revenues:
Product revenue	$2,722	$—	$—	$2,722
Research and development revenue:
Milestone payments	—	—	—	—
Recognition of upfront payments and license payments	—	—	1,686	1,686
Research and development services and external costs	251	684	3,219	4,154
Total research and development revenue	$251	$684	$4,905	$5,840
Total collaboration revenues	$2,973	$684	$4,905	$8,562
Operating expenses:
Research and development expense(2)	$31	$148	$608	$787
General and administrative expense(2)	$110	$77	$406	$593
Total operating expenses	$141	$225	$1,014	$1,380

(1)           The Mylan Collaboration Agreement, as defined below, became effective on February 9, 2016.

(2)           The amounts represent external expenditures, including amortization of an intangible asset, and exclude salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies, as the majority of such costs are not directly charged to programs.

(3)           As a result of the cost-sharing provisions of the Mylan Collaboration Agreement, the Company offset approximately $3.7 million against research and development costs and $0.1 million against general and administrative costs during the three months ended March 31, 2016.

2003 Sandoz Collaboration Agreement

In 2003, the Company entered into a collaboration and license agreement, or the 2003 Sandoz Collaboration Agreement, with Sandoz to jointly develop, manufacture and commercialize Enoxaparin Sodium Injection, a generic version of LOVENOX®, in the United States.  Under the terms of the 2003 Sandoz Collaboration Agreement, the Company and Sandoz agreed to exclusively work with each other to develop and commercialize Enoxaparin Sodium Injection for any and all medical indications within the United States. In addition, the Company granted Sandoz an exclusive license under its intellectual property rights to develop and commercialize injectable enoxaparin for all medical indications within the United States.

Sandoz began selling Enoxaparin Sodium Injection in July 2010. For the three months ended March 2015, the Company received a 10% royalty on net sales. In June 2015, the Company and Sandoz amended the 2003 Sandoz Collaboration Agreement, effective April 1, 2015, to provide that Sandoz would pay the Company 50% of contractually-defined profits on sales. Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the three months ended March 31, 2016, and therefore the Company did not record product revenue for Enoxaparin Sodium Injection in the period. See “Product revenue” in the table above for product revenue earned by the Company in the three months ended March 31, 2015 on Sandoz’ sales of Enoxaparin Sodium Injection.

A portion of Enoxaparin Sodium Injection development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, are offset against profit-sharing amounts, royalties and milestone payments. The Company’s contractual share of such development and legal expenses is subject to an annual claw-back adjustment at the end of each of the first five product years, with the product year beginning on July 1 and ending on June 30. The annual adjustment can only reduce the Company’s profits, royalties and milestones by up to 50% in a given calendar quarter and any excess amount due will be carried forward into future quarters and reduce any profits in those future periods until it is paid in full. Annual adjustments, including amounts carried forward into future periods, are recorded as a reduction in product revenue.

2006 Sandoz Collaboration Agreement

In 2006 and 2007, the Company entered into a series of agreements, including a collaboration and license agreement, as amended, or the 2006 Sandoz Collaboration Agreement, with Sandoz AG; and a stock purchase agreement and an investor rights agreement, with Novartis. Under the 2006 Sandoz Collaboration Agreement, the Company and Sandoz AG agreed to exclusively collaborate on the development and commercialization of GLATOPA and M356, among other products. Costs, including development costs and the costs of clinical studies, will be borne by the parties in varying proportions depending on the type of expense. For GLATOPA and M356, the Company is generally responsible for all of the development costs in the United States. For GLATOPA and M356 outside of the United States, the Company shares development costs in proportion to its profit sharing interest. The Company is reimbursed at a contractual FTE rate for any FTE employee expenses as well as any external costs incurred in the development of products to the extent development costs are born by Sandoz. All commercialization costs are borne by Sandoz.

Sandoz commenced sales of GLATOPA in the United States on June 18, 2015. Under the 2006 Sandoz Collaboration Agreement, the Company earns 50% of contractually-defined profits on Sandoz’ worldwide net sales of GLATOPA. The Company is entitled to earn 50% of contractually-defined profits on Sandoz’ worldwide net sales of M356, if and when M356 is commercialized. Profits on net sales of GLATOPA and M356 are calculated by deducting from net sales the costs of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. Sandoz is responsible for funding all of the legal expenses incurred under the 2006 Sandoz Collaboration Agreement; however a portion of certain legal expenses, including any patent infringement damages, can be offset against the profit-sharing amounts in proportion to the Company’s 50% profit sharing interest.

For the three months ended March 31, 2016, the Company recorded $14.8 million in product revenues from Sandoz’ sales of GLATOPA. The Company is eligible to receive in the aggregate up to $120.0 million in additional milestone payments upon the achievement of certain commercial and sales-based milestones for GLATOPA and M356 in the United States. None of these payments, once received, is refundable and there are no general rights of return in the arrangement. Sandoz AG has agreed to indemnify the Company for various claims, and a certain portion of such costs may be offset against certain future payments received by the Company.

The term of the 2006 Sandoz Collaboration Agreement extends throughout the development and commercialization of the products until the last sale of the products, unless earlier terminated by either party pursuant to the provisions of the 2006 Sandoz Collaboration Agreement. The 2006 Sandoz Collaboration Agreement may be terminated if either party breaches the 2006 Sandoz Collaboration Agreement or files for bankruptcy. In addition, either the Company or Sandoz AG may terminate the 2006 Sandoz Collaboration Agreement with respect to M356, if clinical trials are required for regulatory approval of M356.

Baxalta Collaboration Agreement

The Company and Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, collectively referred to as Baxter, entered into a global collaboration and license agreement effective February 2012, or the Baxter Collaboration Agreement, to develop and commercialize biosimilars, including M923. In connection with Baxter’s internal corporate restructuring in July 2015, Baxter assigned all of its rights and obligations under the Baxter Collaboration Agreement to Baxalta. In light of the assignment, all references to Baxter and the Baxter Collaboration Agreement have been replaced with references to Baxalta and the Baxalta Collaboration Agreement, respectively.

Under the Baxalta Collaboration Agreement, the Company and Baxalta agreed to collaborate, on a world-wide basis, on the development and commercialization of M923, the Company’s biosimilar HUMIRA® (adalimumab) candidate, and M834, the Company’s biosimilar ORENCIA® (abatacept) candidate, and Baxalta had the right to select four additional reference products to target for biosimilar development under the collaboration. In July 2012, Baxalta selected an additional product: M511, the Company’s biosimilar AVASTIN® (bevacizumab) candidate. In December 2013, Baxalta terminated its option to license M511 under the Baxalta Collaboration Agreement following an internal portfolio review. In February 2015, Baxalta’s right to select additional programs expired without being exercised. Also in February 2015, Baxalta terminated in part the Baxalta Collaboration Agreement as it relates specifically to M834 and all worldwide development and commercialization rights for M834 reverted to the Company. The Baxalta Collaboration Agreement remains in effect and unchanged with respect to M923.

Under the Baxalta Collaboration Agreement, each party has granted the other an exclusive license under its intellectual property rights to develop and commercialize M923 for all therapeutic indications. The Company has agreed to provide development and related services on a commercially reasonable basis through the filing of an Investigational New Drug application, or IND, or equivalent application in the European Union for M923. Development and related services include high-resolution analytics, characterization, and product and process development. Baxalta is responsible for clinical development, manufacturing and commercialization activities and will exclusively distribute and market M923. The Company has the right to participate in a joint steering committee, consisting of an equal number of members from the Company and Baxalta, to oversee and manage the development and commercialization of M923 under the collaboration. Costs, including development costs, payments to third parties for intellectual property licenses, and expenses for legal proceedings, including the patent exchange process pursuant to the Biologics Price Competition and Innovation Act of 2009, will be borne by the parties in varying proportions, depending on the type of expense and the stage of development. The Company is reimbursed at a contractual FTE rate for any FTE employee expenses and external development costs for reimbursable activities related to M923.

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

In accordance with FASB’s ASU No. 2009-13: Multiple-Deliverable Revenue Arrangements (Topic 615), the Company identified the deliverables at the inception of the Baxalta Collaboration Agreement. The deliverables were determined to include (i) six development and product licenses, for each of M923, M834 and the four additional collaboration products, (ii) research and development services related to each of M923, M834 and the four additional collaboration products and (iii) the Company’s participation in a joint steering committee. The Company determined that each of the license deliverables does not have stand-alone value apart from the related research and development services deliverables because (1) there are no other vendors selling similar, competing products on a stand-alone basis, (2) Baxalta does not have the contractual right to resell the license, and (3) Baxalta is unable to use the license for its intended purpose without the Company’s performance of research and development services. As such, the Company determined that with respect to this arrangement separate units of accounting exist for each of the six licenses together with the related research and development services, as well as the one unit of accounting for the joint steering committee. The estimated selling price for these units of accounting was determined based on similar license arrangements and the nature of the research and development services to be performed for Baxalta and market rates for similar services. At the inception of the Baxalta Collaboration Agreement, arrangement consideration of $61.0 million, which included the $33.0 million upfront payment and aggregate option payments for the four additional collaboration products of $28.0 million, was allocated to the units of accounting based on the relative selling price method. Of the $61.0 million, $10.3 million was allocated to the M923 product license together with the related research and development services, $10.3 million to each of the four additional collaboration product licenses with the related research and development services, $9.4 million was allocated to the M834 product license together with the related research and development services due to that product’s stage of development at the time the license was delivered, and $114,000 was allocated to the joint steering committee unit of accounting.

At the inception of the Baxalta Collaboration Agreement, the Company delivered development and product licenses for M923 and M834 and commenced revenue recognition of the arrangement consideration allocated to those products. In addition, the Company began revenue recognition for the arrangement consideration allocated to the joint steering committee unit of accounting. Baxalta’s termination of its option to license M511 in December 2013 as well as its termination of M834 and the lapsing of its right to select additional products in February 2015 reduced the number of deliverables from seven to two and decreased the total consideration from $61.0 million to $40.0 million. The Company determined that the change in total consideration received and total deliverables under the arrangement represented a change in estimate and, as a result, the Company reallocated the revised total consideration of $40.0 million to the remaining deliverables under the agreement using the original best estimate of selling price. The remaining deliverables are the combined unit of account for the M923 license and the related research and development services and the Company’s participation on the joint steering committee. Of the $40.0 million, $39.6 million was allocated to the M923 product license together with the related research and development services and $0.4 million was allocated to the joint steering committee unit of accounting. The Company recognized the resulting change in revenue as a result of the decrease in deliverables and expected consideration on a prospective basis beginning in the first quarter of 2015. The Company records this revenue on a straight-line basis over the applicable performance period, which begins upon delivery of the development and product license and ends upon FDA approval of the product. The Company currently estimates that the performance period for M923 and for the joint steering committee is approximately six years. As of March 31, 2016, $19.5 million of revenue was deferred under this agreement, of which $9.8 million was included in current liabilities and $9.7 million was included in non-current liabilities in the consolidated balance sheet.

The regulatory milestones, along with any associated royalty or profit sharing payments, will be considered contingent fees that will be recorded as earned in future periods.

Mylan Collaboration Agreement

On January 8, 2016, the Company and Mylan entered into a collaboration agreement, or the Mylan Collaboration Agreement, which became effective on February 9, 2016, pursuant to which the Company and Mylan agreed to collaborate exclusively, on a world-wide basis, to develop, manufacture and commercialize six of the Company’s biosimilar candidates, including M834.

Under the terms of the Mylan Collaboration Agreement, Mylan agreed to pay the Company a non-refundable upfront payment of $45 million. In addition, the Company and Mylan share equally costs (including development, manufacturing, commercialization and certain legal expenses) and profits (losses) with respect to such product candidates, with Mylan funding its share of collaboration expenses incurred by the Company, in part, through up to six contingent milestone payments, totaling up to $200 million across the six product candidates.

For each product candidate other than M834, at a specified stage of early development, the Company and Mylan will each decide, based on the product candidate’s development progress and commercial considerations, whether to continue the development, manufacture and commercialization of such product candidate under the collaboration or to terminate the collaboration with respect to such product candidate.

Under the Mylan Collaboration Agreement, the Company granted Mylan an exclusive license under the Company’s intellectual property rights to develop, manufacture and commercialize the product candidates for all therapeutic indications, and Mylan granted the Company a co-exclusive license under Mylan’s intellectual property rights for the Company to perform its development and manufacturing activities under the product work plans agreed by the parties, and to perform certain commercialization activities to be agreed by the joint steering committee for such product candidates if the Company exercises its co-commercialization option described below. The Company and Mylan established a joint steering committee consisting of an equal number of members from the Company and Mylan to oversee and manage the development, manufacture and commercialization of product candidates under the collaboration. Unless otherwise determined by the joint steering committee, it is anticipated that, in collaboration with the other party, (a) the Company will be primarily responsible for nonclinical development activities and initial clinical development activities for product candidates; additional (pivotal or Phase 3 equivalent) clinical development activities for M834; and regulatory activities for product candidates in the United States through regulatory approval; and (b) Mylan will be primarily responsible for additional (pivotal or Phase 3 equivalent) clinical development activities for product candidates other than M834; regulatory activities for the product candidates outside the United States; and regulatory activities for products in the United States after regulatory approval, when all marketing authorizations for the products in the United States will be transferred to Mylan. Mylan will commercialize any approved products, with the Company having an option to co-commercialize, in a supporting commercial role, any approved products in the United States. The joint steering committee is responsible for allocating responsibilities for other activities under the collaboration.

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

The Mylan Collaboration Agreement may be terminated by either party for breach by, or bankruptcy of, the other party; for its convenience; or for certain activities involving competing products or the challenge of certain patents. Other than in the case of a termination for convenience, the terminating party will have the right to continue the development, manufacture and commercialization of the terminated products in the terminated countries. In the case of a termination for convenience, the other party will have the right to continue. If a termination occurs, the licenses granted to the non-continuing party for the applicable product will terminate for the terminated country. Subject to certain terms and conditions, the party that has the right to continue the development or commercialization of a given product candidate may retain royalty-bearing licenses to certain intellectual property rights, and rights to certain data, for the continued development and sale of the applicable product in the country or countries for which termination applies.

In accordance with FASB’s ASU No. 2009-13: Multiple-Deliverable Revenue Arrangements (Topic 615), the Company identified the deliverables at the inception of the Mylan Collaboration Agreement. The deliverables were determined to include (i) six development and product licenses, for each of M834 and the five additional collaboration products, (ii) research and development services related to each of M834 and the five additional collaboration products and (iii) the Company’s participation in the joint steering committee. The Company has determined that each of the license deliverables does not have stand-alone value apart from the related research and development services deliverables because (1) there are no other vendors selling similar, competing products on a stand-alone basis, (2) Mylan does not have the contractual right to resell the license, and (3) Mylan is unable to use the license for its intended purpose without the Company’s performance of research and development services. As such, the Company determined that with respect to this arrangement separate units of accounting exist for each of the six licenses together with the related research and development services, or the combined units of accounting, as well as a separate unit of accounting for participation in the joint steering committee. VSOE and TPE were not available for the combined units of accounting. As such, the Company determined BESP for the combined units of accounting based on an analysis of its existing license arrangements and other available data and the nature and extent of the research and development services to be performed. BESP for the joint steering committee unit of accounting was based on market rates for similar services. At the inception of the Mylan Collaboration Agreement, total arrangement consideration of $45 million was allocated to each of the units of accounting based on the relative selling price method. Of the $45 million, $8.2 million was allocated to the M834 combined unit of accounting, between $5.7 million and $9.0 million to the five additional combined units of accounting, considering the products’ stage of development at the time the licenses were delivered. $51,000 was allocated to the joint steering committee unit of accounting. Changes in the key assumptions used to determine BESP for the units of accounting would not have a significant effect on the allocation of arrangement consideration.

At the inception of the Mylan Collaboration Agreement, the Company delivered development and product licenses for all six collaboration products and commenced revenue recognition of the arrangement consideration allocated the respective units of accounting. In addition, the Company began revenue recognition for the arrangement consideration allocated to the joint steering committee unit of accounting. The Company is recording revenue on a straight-line basis over the applicable performance period during which the research and development services are expected to be delivered, which begins upon delivery of the development and product license and ends upon FDA approval of the product. The Company currently estimates that the performance period for the M834 unit of accounting is approximately four years, an average of approximately seven years for the additional five combined units of accounting and approximately eight years for the joint steering committee unit of accounting. As of March 31, 2016, of the $45 million in total arrangement consideration, $0.9 million was recognized as research and development revenue and $7.4 million was included in current liabilities and $36.7 million was included in non-current liabilities in the consolidated balance sheet.

As discussed above, the Mylan Collaboration Agreement became effective on February 9, 2016. Beginning on February 9, 2016, the Company shares collaboration expenses with Mylan and, as such, the net amount due from Mylan for its 50% share of collaboration expenses is recorded as a collaboration receivable in the consolidated balance sheet and a reduction in research and development and/or general and administrative expenses in the consolidated statement of operations and comprehensive loss, in accordance with the Company’s policy, which is consistent with the nature of the cost reimbursement. Collaboration costs incurred by the Company are recorded as research and development expense and/or general and administrative expense, depending on the nature of the activities, as incurred.

As discussed above, Mylan will fund a portion of its 50% share of collaboration expenses through up to $200 million in contingent milestone payments across the six product candidates. The contingent payments will reduce the collaboration receivable balance and any unused portion of the contingent payment will be available to offset Mylan’s 50% share of collaboration costs in future periods. If in a given year a contingent payment is not expected to be made by Mylan in a collaboration year and there is no balance available from a prior contingent payment balance as of the beginning of the collaboration year, the parties will reconcile total collaboration expenses on a semi-annual basis and Mylan will make a payment to the Company. For the quarter ended March 31, 2016, the Company reduced research and development expenses by $3.7 million and general and administrative expenses by $0.1 million, representing Mylan’s 50% share of collaboration expenses.

6. Share-Based Payments

Share-Based Compensation

The following table summarizes share-based compensation expense (income) recorded in the three months ended March 31, 2016 and 2015 (in thousands):

Share-based compensation expense (income)	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Outstanding employee and non-employee stock option grants	$2,758	$2,370
Outstanding restricted stock awards	1,958	(6,850)
Employee stock purchase plan	112	95
Total compensation expense (income)	$4,828	$(4,385)

During the three months ended March 31, 2016, the Company granted 975,152 stock options, of which 774,302 were granted in connection with annual merit awards, 140,850 were granted to new hires and 60,000 were granted to members of our board of directors. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions are noted in the table below. The weighted average grant date fair value of option awards granted during the three months ended March 31, 2016 and 2015 was $5.81 per option and $7.49 per option, respectively.

The following table summarizes the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Expected volatility	57%	61%	56%	61%
Expected dividends	—	—	—	—
Expected life (years)	6.1	6.2	0.5	0.5
Risk-free interest rate	1.6%	1.8%	0.4%	0.1%

At March 31, 2016, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $18.3 million, net of estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.68 years.

During the three months ended March 31, 2016, the Company issued 52,116 shares of common stock to employees under the employee stock purchase plan, or ESPP, resulting in proceeds of approximately $0.6 million.

Restricted Stock Awards

The Company has also made awards of time-based and performance-based restricted common stock to its employees and officers. In the three months ended March 31, 2016, the Company awarded 387,321 shares of time-based restricted common stock to its employees and officers in connection with its annual merit grant. The time-based restricted common stock vest as to 25% on the one year anniversary of the grant date and as to 6.25% quarterly over three years that follow the grant date. The time-based awards are generally forfeited if the employment relationship terminates with the Company prior to vesting.

Between 2011 and early 2013, the Company awarded 949,620 shares of performance-based restricted common stock to its employees and officers. The performance-based restricted common stock was scheduled to vest upon FDA approval of the GLATOPA Abbreviated New Drug Application, or ANDA, on or before the performance deadline date of March 28, 2015 according to the following schedule: 50% of the shares vest upon FDA approval and 50% vest upon the one-year anniversary of FDA approval. The Company had historically determined that the performance condition was probable of being achieved by March 28, 2015 and, as a result, had recognized approximately $10.5 million of stock compensation costs related to the awards. On March 11, 2015, the Board of Directors approved an amendment to the awards that extended the performance deadline date to September 1, 2015 and provided for the forfeiture of 15% of the number of shares originally subject to each award on the 29th of each month, beginning March 29, 2015 until the shares vested or were forfeited in full. On March 29, 2015, 117,898 shares of performance-based restricted common stock were forfeited pursuant to the modified awards. The Company evaluated the modification and determined it was a Type III modification or “Improbable to Probable” pursuant to ASC 718 as the awards, on the date of modification, were no longer deemed to be probable of being earned by March 28, 2015. As a result, the Company reversed the cumulative compensation cost related to the original awards of $10.5 million in the first quarter of 2015. Also, in accordance with ASC 718, the Company re-measured the modified awards with a measurement date of March 11, 2015, and determined the aggregate compensation was $9.8 million. The FDA approved GLATOPA on April 16, 2015. The Company is recognizing the compensation cost attributed to the modified awards as follows: the first 50% of the awards was expensed over the period beginning on March 11, 2015 and ending on April 16, 2015, the date of FDA approval, and the remaining 50% of the awards expected to vest will be expensed over the period beginning on March 11, 2015 and ending on April 16, 2016, the one year anniversary of FDA approval. Accordingly, approximately $9.1 million of stock compensation cost was recognized in the period between March 11, 2015 and March 31, 2016. As of March 31, 2016, the total remaining unrecognized compensation cost related to the nonvested portion of the modified awards amounted to $0.2 million, which will be recognized in the second quarter of 2016 as the performance condition was achieved in April 2016.

As of March 31, 2016, the total remaining unrecognized compensation cost related to all nonvested time-based and performance-based restricted stock awards amounted to $8.8 million, which is expected to be recognized over the weighted average remaining requisite service period of 2.23 years.

A summary of the status of nonvested shares of restricted stock as of March 31, 2016 and the changes during the three months then ended are presented below (in thousands, except fair values):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	761	$14.61
Granted	387	10.83
Vested	(104)	14.11
Forfeited	(22)	14.07

Nonvested at March 31, 2016	1,022	$13.24

Nonvested shares of restricted stock that have time-based or both performance-based and time-based vesting conditions as of March 31, 2016 are summarized below (in thousands):

Vesting Schedule	Nonvested Shares
Time-based	714
Performance-based and time-based	308

Nonvested at March 31, 2016	1,022

7. Equity Financings

In May 2014, the Company entered into an At-the-Market Equity Offering Sales Agreement, or the 2014 ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which the Company was authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. The Company paid Stifel a commission of 2.0% of the gross proceeds from the sale of shares of its common stock under this facility. The offering was conducted by the Company pursuant to an effective shelf registration statement previously filed with the Securities and Exchange Commission (Reg. No. 333-188227) and a related prospectus supplement. The Company intends to use the net proceeds from this facility to advance its development pipeline and for general corporate purposes, including working capital. In the three months ended March 31, 2015, the Company sold approximately 2.6 million shares of common stock under the 2014 ATM Agreement, raising aggregate net proceeds of approximately $33.7 million. The Company concluded sales under the 2014 ATM Agreement in April 2015. Between October 2014 and April 2015, the Company sold approximately 5.4 million shares of common stock under the 2014 ATM Agreement, raising aggregate net proceeds of approximately $73.5 million.

In April 2015, the Company entered into a new ATM Agreement, or the 2015 ATM Agreement, with Stifel, under which the Company is authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. The Company is required to pay Stifel a commission of 2.0% of the gross proceeds from the sale of shares of its common stock under the 2015 ATM Agreement. Sales of common stock under this facility have been made pursuant to an effective shelf registration statement previously filed with the Securities and Exchange Commission (Reg. No. 333-188227) and a related prospectus supplement. Between April 2015 and December 2015, the Company sold approximately 0.5 million shares of common stock under the 2015 ATM Agreement, raising aggregate net proceeds of approximately $9.3 million. No shares were sold under the 2015 ATM Agreement in the three months ended March 31, 2016.

8. Commitments and Contingencies

The disclosures relating to the Company’s operating lease obligations are included in its Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016.

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

M356-Related Litigation

On September 10, 2014, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against the Company and Sandoz Inc. in the United States Federal District Court in the District of Delaware in response to the filing by Sandoz Inc. of the ANDA with a Paragraph IV certification for M356. The suit initially alleged infringement related to two Orange Book-listed patents for COPAXONE 40 mg/mL, each expiring in 2030, and seeks declaratory and injunctive relief prohibiting the launch of the Company’s product until the last to expire of these patents. In April 2015, Teva and Yeda filed an additional suit against the Company and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement related to a third Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in March 2015 and expires in 2030. In May 2015, this suit was consolidated with the initial suit filed in September 2014. In November 2015, Teva and Yeda filed a suit against the Company and Sandoz Inc. in the United States

District Court for the District of Delaware alleging infringement related to a fourth Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in October 2015 and expires in 2030. Teva and Yeda seek declaratory and injunctive relief prohibiting the launch of M356 until the expiration of this patent. In December 2015, this suit was consolidated with the initial suit filed in September 2014. The Company and Sandoz Inc. have asserted various defenses and filed counterclaims for declaratory judgments of non-infringement, invalidity and unenforceability of the COPAXONE 40 mg/mL patents. A pre-trial claim construction hearing was held in February 2016 and the trial is scheduled to begin in September 2016.

Enoxaparin Sodium Injection-related Litigation

On September 21, 2011, the Company and Sandoz Inc. sued Amphastar and Actavis, in the United States District Court for the District of Massachusetts for infringement of two of the Company’s patents. Also in September, 2011, the Company filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar and Actavis from selling their enoxaparin product in the United States. In October 2011, the District Court granted the Company’s motion for a preliminary injunction and entered an order enjoining Amphastar and Actavis from advertising, offering for sale or selling their enoxaparin product in the United States until the conclusion of a trial on the merits and required the Company and Sandoz Inc. to post a security bond of $100 million in connection with the litigation. Amphastar and Actavis appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in January 2012, the CAFC stayed the preliminary injunction. In August 2012, the CAFC vacated the preliminary injunction and remanded the case to the District Court. In September 2012, the Company filed a petition with the CAFC for a rehearing by the full court en banc, which was denied. In February 2013, the Company filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court and in June 2013 the Supreme Court denied the petition.

In July 2013, the District Court granted a motion by Amphastar and Actavis for summary judgment. The Company filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, which the CAFC denied in May 2014. On November 10, 2015, the CAFC affirmed the District Court summary judgment decision with respect to Actavis, reversed the District Court summary judgment decision with respect to Amphastar, and remanded the case against Amphastar to the District Court. On January 11, 2016, Amphastar filed a petition for rehearing by the CAFC, which was denied on February 17, 2016. The collateral for the security bond posted in the litigation remains outstanding. In the event that the Company is not successful in further prosecution or settlement of this action against Amphastar, and Amphastar is able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. Amphastar has filed motions to increase the amount of the security bond, which the Company and Sandoz Inc. have opposed.

On September 17, 2015, Amphastar filed a complaint against the Company and Sandoz Inc. in the United States District Court for the Central District of California. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, the Company and Sandoz Inc. sought to prevent Amphastar from selling generic enoxaparin sodium injection and thereby exclude competition for generic enoxaparin sodium injection in violation of federal and California anti-trust laws and California unfair business laws. Amphastar is seeking unspecified damages and fees. In December 2015, the Company and Sandoz Inc. filed a motion to dismiss and a motion to transfer the case. In January 2016, the case was transferred to the United States District Court for the District of Massachusetts. In February 2016, Amphastar filed a writ of mandamus with the United States Court of Appeals for the Ninth Circuit requesting the court to reverse and review the District Court’s grant of transfer. While the outcome of litigation is inherently uncertain, the Company believes this suit is without merit, and the Company intends to vigorously defend itself in this litigation.

On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against the Company and Sandoz Inc. in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic enoxaparin sodium injection. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, the Company and Sandoz Inc. sought to prevent Amphastar from selling generic enoxaparin sodium injection and thereby exclude competition for generic enoxaparin sodium injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and unspecified damages and fees. In December 2015, the Company and Sandoz Inc. filed a motion to dismiss and a motion to transfer the case to the United States District Court for the District of Massachusetts. Hearings on the motions were held in February 2016 on the motion to transfer and in April 2016 on the motion to dismiss, before a United States magistrate.  These motions are pending before the magistrate and subject to review by the court. While the outcome of litigation is inherently uncertain, the Company believes this suit is without merit, and it intends to vigorously defend itself in this litigation.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. Although we were profitable in fiscal years 2010 and 2011, since that time we have been incurring operating losses, and we expect to incur annual operating losses over the next several years as we advance our drug development portfolio. As of March 31, 2016, we had an accumulated deficit of approximately $476 million. We will need to generate significant revenue to return to profitability. We expect that our return to profitability, if at all, will most likely come from the commercialization of the products in our drug development portfolio.

Complex Generics

GLATOPA®—Generic COPAXONE® (glatiramer acetate injection) 20 mg/mL

On April 16, 2015, the FDA approved the ANDA for once-daily GLATOPA (glatiramer acetate injection) 20 mg/mL, a generic equivalent of once-daily COPAXONE® 20 mg/mL. GLATOPA is the first “AP” rated, substitutable generic equivalent of once-daily COPAXONE. Sandoz commenced sales of GLATOPA on June 18, 2015. Under our collaboration agreement with Sandoz AG, we earn 50% of contractually-defined profits on GLATOPA sales. For the three months ended March 31, 2016, we recorded $14.8 million in product revenues from Sandoz’ sales of GLATOPA.

GLATOPA was formerly referred to as M356. M356 now refers to our generic product candidate for three-times-weekly COPAXONE 40 mg/mL.

M356—Generic Three-times-weekly COPAXONE® (glatiramer acetate injection) 40 mg/mL

An ANDA with a Paragraph IV certification for our generic version of three-times-weekly COPAXONE 40 mg/mL, which was filed in February 2014, remains under review by the FDA. Our M356 formulation contains the same drug substance as GLATOPA, which we believe should help streamline the FDA review of the ANDA. To date, we are the only ANDA applicant for the three-times-weekly COPAXONE 40 mg/mL with an approved active pharmaceutical ingredient. If we are successful in our challenge of the patents related to 40 mg/mL COPAXONE, and based on the scheduled September 2016 trial start date and assuming customary patent litigation timelines, we believe M356 could be approved, following expiration regulatory exclusivity and of any 30-month stay, if applicable, and be on the market as early as the first quarter of 2017. In August 2015, the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, or PTAB, instituted an Inter Partes Review, or IPR, filed by a third party challenging the validity of several of the same patents relating to 40 mg/mL COPAXONE that are the subject of our patent litigation.  Although the IPR decision, which is expected in August 2016, is not binding on the court, we believe the outcome of this IPR could indirectly impact our M356 litigation and launch timelines.

Enoxaparin Sodium Injection—Generic LOVENOX®

In June 2015, we and Sandoz amended our collaboration agreement relating to Enoxaparin Sodium Injection, replacing Sandoz’ obligation to pay us a royalty on net sales with an obligation to pay us 50% of contractually-defined profits on sales. The amendment, which was effective April 1, 2015, better aligned our interests in an evolving market that has seen continued pricing pressure.

Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the three months ended March 31, 2016, and therefore we recorded no revenue for Enoxaparin Sodium Injection in the period.

Biosimilars

M923—Biosimilar HUMIRA® (adalimumab) Candidate

In connection with Baxter’s internal corporate restructuring in July 2015, Baxter assigned all of its rights and obligations under the Baxter Collaboration Agreement to Baxalta. In light of the assignment, all references to Baxter and the Baxter Collaboration Agreement have been replaced with references to Baxalta and the Baxalta Collaboration Agreement, respectively. In January 2016, Baxalta and Shire plc announced an agreement under which Shire will combine with Baxalta, subject to shareholder and regulatory approvals.

In February 2015, Baxalta commenced a randomized, double-blind, single-dose study in healthy volunteers to compare the pharmacokinetics, safety, tolerability and immunogenicity of M923 versus EU-sourced and US-sourced HUMIRA. A total of 324 healthy volunteers were enrolled in the study. The volunteers were randomized 1:1:1 to receive a single 40 mg injection of M923, US-sourced HUMIRA, or EU-sourced HUMIRA. The volunteers were followed for 71 days. In December 2015, we announced that M923 met its primary endpoint in the study as the data demonstrated pharmacokinetic bioequivalence to the reference products. In October 2015, Baxalta initiated a pivotal clinical trial of M923 in patients with chronic plaque psoriasis. The trial is a randomized, double-blind, active control, multi-center, global study in patients with chronic plaque psoriasis to compare the safety, efficacy and immunogenicity of M923 with HUMIRA. In April 2016, we and Baxalta completed enrollment in the pivotal clinical trial for M923, and we expect to report data from this trial in the second half of 2016 or early 2017. Baxalta is planning to submit the first regulatory submission for marketing approval for M923 in 2017 and, subject to marketing approval and patent considerations, we expect first commercial launch to be as early as 2018.

M834—Biosimilar ORENCIA® (abatacept) Candidate

On January 8, 2016, we and Mylan entered into the Mylan Collaboration Agreement, which became effective on February 9, 2016, pursuant to which we and Mylan agreed to collaborate exclusively, on a world-wide basis, to develop, manufacture and commercialize six of our biosimilar candidates, including M834. Under the terms of the Mylan Collaboration Agreement, Mylan paid us a non-refundable upfront payment of $45 million in March 2016. In addition, we and Mylan will share equally costs, including development, manufacturing, commercialization and certain legal expenses, and profits (losses) across the six product candidates. We are in the final stages of preclinical and process development work and plan to initiate a clinical trial of M834 in the second half of 2016. We believe there is currently limited biosimilar competition for M834. Subject to development, marketing approval and patent considerations, we expect to be able to launch M834 in the 2020 timeframe to be able to be among the first biosimilars on the market for ORENCIA.

Other Biosimilar Candidates

Under our Mylan collaboration, we and Mylan are also developing five other biosimilar candidates from our portfolio, in addition to M834. We and Mylan will share equally costs and profits (losses) related to these earlier stage product candidates. We and Mylan will share development responsibilities across product candidates, and Mylan will lead commercialization of the products.

As of March 31, 2016, we had over 100 employees working on our biosimilars programs. We maintain a state-of-the-art development facility for bioprocess manufacturing development and scale-up.

Novel Therapeutics

Necuparanib

In 2012, we initiated a Phase 1/2 clinical trial evaluating necuparanib in combination with ABRAXANE® (nab-paclitaxel) plus gemcitabine in patients with advanced metastatic pancreatic cancer. In October 2014, we successfully completed and reported top-line data from Part A, or Phase 1, of the trial, including determining a maximum tolerated dose of 5 mg/kg. In June 2015 at the American Society of Clinical Oncology, or ASCO, annual meeting, we reported more mature data from Phase 1, which continued to show acceptable safety and tolerability and encouraging signals of activity, including the following:

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

We believe the safety data and early signals of activity are encouraging and that the 5 mg/kg dose has the potential to provide significantly higher levels of activity against multiple cancer targets than traditional anticoagulant heparins have achieved. We believe these results, combined with nonclinical data in other cancer models, and necuparanib’s differentiated, multi-targeted mechanism of action, suggest the possibility of combining necuparanib with other chemotherapy and targeted therapy standards of care in a variety of other tumor types. We continue to collect data from Phase 1 of the trial and plan to present final results at ASCO in June 2016.

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

Other Novel Therapeutic Programs

We are continuing to advance M281, our Anti-FcRn program, and M230, our SIF3 program. We have received regulatory clearance for M281 and plan to initiate a Phase 1 dosing study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of M281 in healthy volunteers in the second quarter of 2016. We expect to initiate a clinical trial for M230 in 2017. We are currently identifying and pursuing potential collaboration opportunities to further develop and commercialize our hsIVIg program.

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

Equity Financings

In May 2014, we entered into an At-the-Market Equity Offering Sales Agreement, or the 2014 ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which we were authorized to issue and sell shares of our common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. We paid Stifel a commission of 2.0% of the gross proceeds from the sale of shares of our common stock under this facility. The offering was conducted by us pursuant to an effective shelf registration statement previously filed with the Securities and Exchange Commission (Reg. No. 333-188227) and a related prospectus supplement. We intend to use the net proceeds from this facility to advance our development pipeline and for general corporate purposes, including working capital. In the three months ended March 31, 2015, we sold approximately 2.6 million shares of common stock under the 2014 ATM Agreement, raising aggregate net proceeds of approximately $33.7 million. We concluded sales under the 2014 ATM Agreement in April 2015.

In April 2015, we entered into a new ATM Agreement, or the 2015 ATM Agreement, with Stifel, under which we are authorized to issue and sell shares of our common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. We are required to pay Stifel a commission of 2.0% of the gross proceeds from the sale of shares of our common stock under the 2015 ATM Agreement. Sales of common stock under this facility are made pursuant to an effective shelf registration statement previously filed with the Securities and Exchange Commission (Reg. No. 333-188227) and a related prospectus supplement. From April 2015 through December 2015, we sold approximately 0.5 million shares of common stock under the 2015 ATM Agreement, raising aggregate net proceeds of approximately $9.3 million. We did not sell any shares of common stock under the 2015 ATM Agreement in the three months ended March 31, 2016.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

Collaboration Revenue

Collaboration revenue includes both product revenue and research and development revenue earned under our collaborative arrangements. Product revenue includes our contractually-defined profits and/or royalties earned on Sandoz’ sales of Enoxaparin Sodium Injection and GLATOPA.

GLATOPA®—Generic COPAXONE® (glatiramer acetate injection) 20 mg/mL

Sandoz commenced sales of GLATOPA in the United States on June 18, 2015. We earn 50% of contractually-defined profits on Sandoz’ sales of GLATOPA. A portion of certain GLATOPA legal expenses, including any patent infringement damages, is deducted from our profits in proportion to our 50% profit sharing interest.

For the three months ended March 31, 2016, we recorded $14.8 million in product revenues from Sandoz’ sales of GLATOPA. We estimate that the number of prescriptions for GLATOPA represents nearly 35% of the once-daily 20 mg/mL U.S. glatiramer acetate market.

We believe there is a meaningful market opportunity for GLATOPA. The price for COPAXONE 20 mg/mL has increased over 165% since 2009 and there is no other generic for multiple sclerosis currently available in the United States. However, Teva received marketing approval of its three-times-weekly COPAXONE 40 mg/mL in January 2014. Teva’s three-times-weekly COPAXONE 40 mg/mL accounts for more than 70% of the overall U.S. glatiramer acetate market (20 mg/mL and 40mg/mL). Because GLATOPA is only a substitutable generic version of the 20 mg/mL formulation of COPAXONE, the market potential of GLATOPA is negatively impacted by the conversion of patients from once-daily COPAXONE to three-times-weekly COPAXONE. Teva reported $4.0 billion in worldwide sales of COPAXONE (20 mg/mL and 40 mg/mL) in 2015, $3.2 billion of which was from the United States.

Enoxaparin Sodium Injection—Generic LOVENOX®

Effective April 1, 2015, we began to earn 50% of contractually-defined profits on Sandoz’ sales of Enoxaparin Sodium Injection.

Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the three months ended March 31, 2016, and therefore we recorded no revenue for Enoxaparin Sodium Injection in the period. For the three months ended March 31, 2015, we earned $2.7 million in royalties on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $25.9 million. The decrease in our product revenue was $2.7 million, or 100%, from the 2015 period to the 2016 period and was attributed to the change in our collaboration economics and lower unit sales driven by lower market share and lower prices in response to competitor pricing reductions on enoxaparin.

Due to increased generic competition and resulting decreased market pricing for generic enoxaparin sodium injection products, we do not anticipate significant Enoxaparin Sodium Injection product revenue in the near future.

Research and Development Revenue

Research and development revenue generally consists of amounts earned by us under our collaborations for:

•                  Technical development, regulatory and commercial milestones under the Sandoz and Baxalta collaborations;

•                  Reimbursement of research and development services and reimbursement of development costs under our Sandoz and Baxalta collaborations; and

•                  Recognition of the arrangement consideration under our Baxalta and Mylan collaborations.

Research and development revenue was $5.1 million and $5.8 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in research and development revenue of $0.7 million, or 12%, from the 2015 period to the 2016 period is due to lower reimbursable FTEs and external costs for M923 as Baxalta has clinical development responsibilities for that program by $1.6 million, partially offset by recognition of arrangement consideration of $0.9 million under our collaboration with Mylan.

We expect collaborative research and development revenue earned by us related to FTE and external expense reimbursement from Baxalta and Sandoz will fluctuate from quarter to quarter in 2016 depending on our research and development activities. We expect to recognize the arrangement consideration under our collaborations with Baxalta and Mylan ratably as revenue over our performance period with 2016 quarterly revenue amounts of approximately $2.4 million and $1.8 million, respectively.

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

Beginning on February 9, 2016, under the Mylan Collaboration Agreement, we share collaboration expenses with Mylan. A portion of the net amount due from Mylan for its 50% share of collaboration expenses is recorded as a reduction in research and development expenses based on the nature of the cost reimbursement. Collaboration costs for development of the six biosimilar candidates under the collaboration incurred by us are recorded as research and development expense as incurred.

Research and development expense for the three months ended March 31, 2016 was $28.8 million, compared with $22.7 million for the three months ended March 31, 2015. The increase of $6.1 million, or 27%, from the 2015 period to the 2016 period primarily resulted from increases of: $5.0 million in personnel-related expenses, primarily attributed to the reversal of prior period share-based compensation expense in the first quarter of 2015 associated with performance-based stock awards; $3.3 million in third-party research and process development costs primarily attributable to advance our biosimilar and novel therapeutic programs; $0.6 million in allocated expenses for rent and maintenance of facilities, depreciation and amortization of leasehold improvements and equipment; $0.6 million in clinical trial expenses as the necuparanib Phase 2 clinical trial continued to accrue patients; and $0.3 million in professional fees, driven mainly by temporary labor and regulatory filing fees. These increases were partially offset by a decrease of $3.7 million for Mylan’s 50% share of collaboration costs under our cost-sharing collaboration agreement. In March 2015, we amended performance stock awards related to the GLATOPA ANDA approval to reduce the number of shares subject to the awards and to extend the performance period. Upon the amendment, stock compensation previously recognized was reversed and new stock compensation was recognized ratably based on the GLATOPA ANDA approval, which occurred in April 2015. In the first quarter of 2015 research and development expense included a stock compensation credit of $5.1 million and expense of $1.5 million relating to these performance grants. In the first quarter of 2016 research and development expense relating to the performance grants was $0.5 million.

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

The following table sets forth the primary components of our research and development external expenditures, including the amortization of our intangible asset, for each of our principal development programs for the three months ended March 31, 2016 and 2015. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of	Three Months Ended March 31,		Project Inception to
	March 31, 2016	2016	2015	March 31, 2016
External Costs Incurred by Product Candidate:
GLATOPA and M356—Generic COPAXONE® (20 mg/mL and 40 mg/mL)	ANDAs filed(1)	$293	$147	$49,156
Necuparanib—Oncology Product Candidate	Phase 2	3,056	2,100	39,931
Biosimilars	Various(2)(3)	4,450	3,896	81,633
Other novel therapeutic programs	Discovery/Nonclinical	2,599	2,147
Internal Costs		18,359	14,459
Total Research and Development Expenses(3)		$28,757	$22,749

(1)         On April 16, 2015, the FDA approved the ANDA for once-daily Glatopa. Sandoz launched Glatopa on June 18, 2015. The ANDA for M356 is under FDA review.

(2)         Biosimilars include M923, a biosimilar candidate of HUMIRA® (adalimumab), M834, a biosimilar candidate of ORENCIA® (abatacept), as well as seven other biosimilar candidates. Enrollment in a Baxalta-initiated pivotal clinical trial of M923 in patients with chronic plaque psoriasis is complete. We are in the final stages of preclinical and process development work and plan to initiate a clinical trial of M834 in the second half of 2016. We expect to initiate a Phase 1 dosing study for M281 in the second quarter of 2016. Our other biosimilar candidates are in discovery and process development.

(3)         As a result of the cost-sharing provisions of the Mylan Collaboration Agreement, we offset approximately $3.7 million against research and development costs during the three months ended March 31, 2016.

The increase in our necuparanib external expenditures of $1.0 million, or 46%, from the 2015 period to the 2016 period as we accrue more clinical sites and patients in our Phase 2 clinical trial. Our process development and contract research costs for the programs being developed under our collaboration with Mylan increased by $0.9 million from the 2015 period to the 2016 period. Our external expenditures for M923, in collaboration with Baxalta, decreased by $0.3 million from the 2015 period to the 2016 period as Baxalta has clinical development responsibility for that program. The increase of $0.5 million, 21%, in other novel therapeutics program external expenditures from the 2015 period to the 2016 period was due to increased nonclinical and process development to advance M281 and M230.

Our total operating expenses will be increasing in 2016 due to increased development costs in both our biosimilar and novel therapeutic development programs.  The necuparanib Phase 2 study is accruing patients, and our two preclinical programs, M281 and M230, are advancing toward the clinic, with M281 targeted to enter the clinic in the second quarter of 2016 and M230 in 2017.  Under the Mylan Collaboration Agreement, we have the operating responsibility for M834 through clinical development, which we expect to initiate in the second half of 2016.

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

Beginning on February 9, 2016, under our collaboration agreement with Mylan we share collaboration expenses. A portion of the net amount due from Mylan for its 50% share of collaboration expenses under the cost-sharing arrangement is recorded as a reduction in general and administrative expenses based on the nature of the cost reimbursement. Collaboration costs for certain legal expenses for the six biosimilar candidates under the collaboration incurred by us are recorded as general and administrative expense as incurred.

General and administrative expense for the three months ended March 31, 2016 was $15.6 million, compared with $7.9 million for the three months ended March 31, 2015. The increase of $7.7 million, or 97%, from the 2015 period to the 2016 period was due to increases of: $6.3 million in personnel-related expenses primarily due to the reversal of prior period share-based compensation expense in the first quarter of 2015 associated with performance-based stock awards discussed under “Research and Development Expense” and $1.4 million in professional fees, driven mainly by increased legal and consulting fees. In the first quarter of 2015 general and administrative expense included a stock compensation credit of $5.4 million and expense of $1.5 million relating to the performance grants.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

Interest Income

Interest income was $0.5 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. The increase of $0.4 million from the 2015 period to the 2016 period was caused by higher average investment balances due to 2015 fundraising activities.

Other Income

Other income was $0.1 million for each of the three months ended March 31, 2016 and 2015 and represents other income related to a job creation tax award that was granted to us in the fourth quarter of 2012.

Liquidity and Capital Resources

At March 31, 2016, we had $362.8 million in cash, cash equivalents and marketable securities and $21.7 million in collaboration receivable, including $14.8 million for our profit share from GLATOPA sales in the first quarter of 2016. In addition, we also held $20.7 million in restricted cash, of which $17.5 million serves as collateral for a security bond posted in the litigation against Amphastar. Our funds at March 31, 2016 were primarily invested in senior debt of government-sponsored enterprises, commercial paper, overnight repurchase agreements, asset-backed securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 24 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant market risk at March 31, 2016.

We have funded our operations primarily through the sale of equity securities and payments received under our collaboration and license agreements, including product revenue from Sandoz’ sales of Enoxaparin Sodium Injection and GLATOPA. Since our inception through March 31, 2016, we have received $638 million through private and public issuances of equity securities, including approximately $148 million in net proceeds from our May 2015 public offering of common stock and approximately $83 million under our At-the-Market Equity Offering Sales Agreements, or the ATM Agreements, with Stifel, Nicolaus & Company, Incorporated entered into in May 2014 and April 2015, respectively. As of March 31, 2016, we had received a cumulative total of $677 million under our collaborations with Sandoz, including $469 million in revenues on sales of Enoxaparin Sodium Injection and regulatory and commercial milestones related to that product and $78 million in revenues on sales of GLATOPA and regulatory and commercial milestones related to that product. In addition, we received $84 million under our collaboration with Baxalta, including a $33 million upfront payment, $32 million in reimbursement of research and development services and costs and $19 million in license and milestone payments. In March 2016, we received a $45 million upfront payment from Mylan under the Mylan Collaboration Agreement. We expect to receive $60 million of the total $200 million in contingent milestone payments from Mylan in 2016.

We expect to finance and manage our planned operating and expenditure requirements principally through our current cash, cash equivalents and marketable securities; capital raised through equity financings, including under our ATM Agreements; and future product revenues. We believe that these funds will be sufficient to meet our operating requirements through at least the end of 2018.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$13,923	$(28,576)
Net cash provided by investing activities	$13,489	$28,259
Net cash provided by financing activities	$558	$36,576
Net increase in cash and cash equivalents	$27,970	$36,259

Cash provided by (used in) operating activities

The cash provided by or used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Cash provided by operating activities was $13.9 million for the three months ended March 31, 2016 reflecting a net loss of $24 million, which was partially offset by non-cash charges of $2.2 million for depreciation and amortization of property, equipment and intangible assets, $4.8 million in shared-based compensation and $0.3 million for amortization of purchased premiums on our marketable securities.  The net change in our operating assets and liabilities provided cash of $30.7 million and resulted from: an increase in collaboration receivable of $0.6 million, driven by the collection of $17.8 million from Sandoz for fourth quarter 2015 GLATOPA and Enoxaparin Sodium Injection profit share, partially offset by the addition of a $14.8 million receivable from Sandoz for first quarter 2016 GLATOPA profit share, and a receivable of $3.8 million representing the net amount due from Mylan for its 50% share of collaboration expenses under the cost-sharing arrangement. Additional changes include: an increase in prepaid expenses and other current assets of $0.9 million due to the timing of advance payments to vendors for nonclinical studies and other services and the amortization of those payments; an increase in other long-term assets of $0.7 million for advance payments to vendors for agreements with service periods that extend beyond 12 months; a decrease in accounts payable of $0.7 million due to timing of vendor payments; a decrease in accrued expenses of $8.3 million primarily due to the timing of costs for process development services for our biosimilars and novel therapeutics programs; an increase in deferred revenue of $41.6 million, primarily due to receipt of a $45 million upfront payment from Mylan offset by revenue recognized under the Baxalta and Mylan collaborations; a decrease in other current liabilities of $0.4 million primarily due to adjustments made to the short-term portions of the deferred rent and tenant improvement liabilities to reflect the extension of our 320 Bent Street lease agreement; and an increase in other long-term liabilities of $0.5 million to adjust the long-term portions of the deferred rent and tenant improvement liabilities for the extension of our 320 Bent Street lease agreement.

Cash used in operating activities was $28.6 million for the three months ended March 31, 2015 reflecting a net loss of $21.9 million. The net loss for the period includes $4.4 million of non-cash income, net, in stock compensation for the reversal of prior period stock compensation expense associated with performance-based stock awards. The net loss plus the net change in stock compensation was partially offset by non-cash charges of $2.4 million for depreciation and amortization of property, equipment and intangible assets and $0.3 million for amortization of purchased premiums on our marketable securities. In addition, the net change in our operating assets and liabilities used cash of $5.0 million and resulted from: decreases in accounts receivable and unbilled revenue totaling $1.7 million due to lower Enoxaparin Sodium Injection product revenue resulting from lower units sold and lower pricing due to a new market entrant; a decrease in accounts payable of $1.9 million due to timing of vendor payments; a decrease in accrued expenses of $3.0 million primarily due to the payout of employee bonuses for their performance in 2014; a decrease in deferred revenue of $1.7 million, due to higher quarterly amortization of arrangement consideration under the Baxalta collaboration; and a decrease in other long-term liabilities of $0.2 million, of which $0.1 million represents the amortization of a job creation tax award and $0.1 million is the amortization of the tenant improvement allowance over the term of our 320 Bent Street facility lease.

Cash provided by investing activities

Cash provided by investing activities of $13.5 million for the three months ended March 31, 2016 includes cash inflows of $134.4 million from maturities of marketable securities offset by cash outflows of $119.4 million for purchases of marketable securities and $1.5 million for capital equipment and leasehold improvements.

Cash provided by investing activities of $28.3 million for the three months ended March 31, 2015 includes cash inflows of $44.5 million from maturities of marketable securities partially offset by cash outflows of $15.7 million for purchases of marketable securities and $0.5 million for capital equipment and leasehold improvements.

Cash provided by financing activities

Cash provided by financing activities of $0.6 million for the three months ended March 31, 2016 consist solely of proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

Cash provided by financing activities of $36.6 million for the three months ended March 31, 2015 includes $33.7 million of net proceeds from the sale of 2.6 million shares of our common stock under the 2014 ATM Agreement and $2.9 million from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations including royalties payable to third parties, purchase commitments to various contractual research and manufacturing organizations and operating lease obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016 have not materially changed since we filed that report.

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

Please refer to the significant accounting policies described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016.

Please refer to Revenue Recognition within Note 2 “Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements for our discussion of our revenue recognition policy for our multiple element arrangements. The notes to our consolidated financial statements are contained in Part I, Item I of this Quarterly Report on Form 10-Q.

New Accounting Standards

Please refer to Note 2 “Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements for a discussion of new accounting standards. The notes to our consolidated financial statements are contained in Part I, Item I of this Quarterly Report on Form 10-Q.

Item 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2016, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.                  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2016. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

M356-Related Proceedings

On September 10, 2014, Teva and Yeda filed suit against us and Sandoz Inc. in the United States Federal District Court in the District of Delaware in response to the filing by Sandoz Inc. of the ANDA with a Paragraph IV certification for M356. The suit initially alleged infringement related to two Orange Book-listed patents for COPAXONE 40 mg/mL, each expiring in 2030, and seeks declaratory and injunctive relief prohibiting the launch of our product until the last to expire of these patents. In April 2015, Teva and Yeda filed an additional suit against us and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement related to a third Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in March 2015 and expires in 2030. In May 2015, this suit was consolidated with the initial suit filed in September 2014. In November 2015, Teva and Yeda filed a suit against us and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement related to a fourth Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in October 2015 and expires in 2030. Teva and Yeda seek declaratory and injunctive relief prohibiting the launch of M356 until the expiration of this patent. In December 2015, this suit was consolidated with the initial suit filed in September 2014. We and Sandoz Inc. have asserted various defenses and filed counterclaims for declaratory judgments of non-infringement, invalidity and unenforceability of the COPAXONE 40 mg/mL patents. A pre-trial claim construction hearing was held in February 2016 and the trial is scheduled to begin in September 2016.

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

Enoxaparin Sodium Injection-Related Proceedings

On September 21, 2011, we and Sandoz Inc. sued Amphastar and Actavis in the United States District Court for the District of Massachusetts for infringement of two of our patents. Also in September, 2011, we filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar and Actavis from selling their enoxaparin product in the United States. In October 2011, the District Court granted our motion for a preliminary injunction and entered an order enjoining Amphastar and Actavis from advertising, offering for sale or selling their enoxaparin product in the United States until the conclusion of a trial on the merits and required us and Sandoz to post a security bond of $100 million in connection with the litigation. Amphastar and Actavis appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in January 2012, the CAFC stayed the preliminary injunction. In August 2012, the CAFC vacated the preliminary injunction and remanded the case to the District Court. In September 2012, we filed a petition with the CAFC for rehearing by the full court en banc, which was denied. In February 2013, we filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court and in June 2013 the Supreme Court denied the petition.

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

In the event that we are not successful in further prosecution or settlement of this action against Amphastar, and Amphastar is able to prove it suffered damages as a result of the preliminary injunction, we could be liable for damages for up to $35 million of the security bond. Amphastar has filed motions to increase the amount of the security bond, which we and Sandoz Inc. have opposed. Litigation involves many risks and uncertainties, and there is no assurance that we or Sandoz Inc. will prevail in this patent enforcement suit.

On September 17, 2015, Amphastar filed a complaint against us and Sandoz Inc. in the United States District Court for the Central District of California. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, we and Sandoz Inc. sought to prevent Amphastar from selling generic enoxaparin sodium injection and thereby exclude competition for generic enoxaparin sodium injection in violation of federal and California anti-trust laws and California unfair business laws. Amphastar is seeking unspecified damages and fees. In December 2015, we and Sandoz Inc. filed a motion to dismiss and a motion to transfer the case. In January 2016, the case was transferred to the United States District Court for the District of Massachusetts. In February 2016, Amphastar filed a writ of mandamus with the United States Court of Appeals for the Ninth Circuit requesting that court to reverse and review the District Court’s grant of transfer. While the outcome of litigation is inherently uncertain, we believe this suit is without merit, and we intend to vigorously defend ourself in this litigation.

On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital (“NGH”) filed a class action suit against us and Sandoz Inc. in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic enoxaparin sodium injection. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, we and Sandoz Inc. sought to prevent Amphastar from selling generic enoxaparin sodium injection and thereby exclude competition for generic enoxaparin sodium injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and unspecified damages and fees. In December 2015, we and Sandoz Inc. filed a motion to dismiss and a motion to transfer the case to the United States District Court for the District of Massachusetts. Hearings on the motions were held in February 2016 and April 2016, respectively.  These motions are pending before the court. While the outcome of litigation is inherently uncertain, we believe this suit is without merit, and we intend to vigorously defend ourself in this litigation.

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

We have incurred significant losses since our inception in May 2001. At March 31, 2016, our accumulated deficit was $476.4 million. We may incur annual operating losses over the next several years as we expand our drug development, commercialization and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.

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

Even if M356 (our generic product candidate for three-times-weekly COPAXONE 40 mg/mL) is approved by the FDA, if Teva is successful in the current M356 ANDA-related patent infringement litigation, we and Sandoz may not launch M356 until the relevant COPAXONE patents expire, or we may have to pay significant damages if we launch before those patents expire and they are ultimately determined to be enforceable, valid and infringed. In addition, Teva may allege that we and Sandoz, in manufacturing and selling GLATOPA and/or M356, are infringing COPAXONE patents other than those at issue in our current M356 patent litigation. If this occurs we may expend substantial resources in resulting litigation, the outcome of which would be uncertain. Any unfavorable outcome in such litigation could decrease or halt GLATOPA sales or future M356 sales, if any, prior to a successful defense of such litigation or expiration of any such patents, and we and Sandoz may incur significant damages, reducing our profits and having a material adverse effect on our business.

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

Teva may also assert that our manufacturing and sale of M356 and/or GLATOPA infringes COPAXONE-related patents other than those at issue in the current M356 ANDA-related patent infringement litigation, including patents that may issue in the future. If so, we would expect to incur significant expenses under the terms of our collaboration with Sandoz to respond to and litigate these claims. Furthermore, we may be ordered to pay damages from the sale of M356 and/or GLATOPA if we are found to have infringed Teva’s patents. Litigation concerning intellectual property and proprietary technologies can be protracted and expensive, and can distract management and other key personnel from running our business.

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

Brand companies may develop alternative versions of a reference brand product as part of a life cycle extension strategy, and may obtain approval of the alternative version under a supplemental new drug application, for a drug, or biologics license application for a biologic. The alternative version may offer patients added benefits such as a more convenient form of administration or dosing regimen. Should the brand company succeed in obtaining an approval of an alternative product, it may capture a significant share of the collective reference brand product market and significantly reduce the market for the original reference brand product and thereby the potential size of the market for our generic or biosimilar products. For example, Teva’s three-times-weekly COPAXONE 40 mg/mL, which launched in early 2014, accounts for more than 70% of the overall U.S. glatiramer acetate market (20 mg/mL and 40mg/mL). As a result, the market potential for GLATOPA has decreased, and may decrease further as additional patients are converted from once-daily COPAXONE to three-times-weekly COPAXONE. In addition, the alternative product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the alternative product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.

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

As of March 31, 2016, we had cash, cash equivalents and marketable securities totaling approximately $362.8 million. For the three months ended March 31, 2016, we had a net loss of $24 million and our operations provided cash of $13.9 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development and commercialization of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements will depend on many factors, including but not limited to:

•                  the level of sales of GLATOPA;

•                  the successful commercialization of M356 and our other product candidates;

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

Our near-term ability to generate GLATOPA product revenue depends, in large part, on Sandoz’ continued ability to manufacture and commercialize GLATOPA, maintain pricing levels and market share and compete with Teva’s three-times-weekly COPAXONE 40 mg/mL, which currently accounts for more than 70% of the overall U.S. glatiramer acetate market (20 mg/mL and 40mg/mL). Because GLATOPA is only a substitutable generic version of the once-daily 20 mg/mL formulation of COPAXONE, the market potential of GLATOPA is negatively impacted by the conversion of patients from once-daily COPAXONE to three-times-weekly COPAXONE. In addition, other competitors may in the future receive approval to market generic versions of the 20 mg/mL formulation of COPAXONE which would further impact our product revenue, which is based on a fifty-percent contractual profit share and, as a result, our business, including our near-term financial results and our ability to utilize GLATOPA revenue to fund future discovery and development programs, may suffer.

Any future Enoxaparin product revenue is dependent on the continued successful manufacture and commercialization of Enoxaparin Sodium Injection.

Our near-term ability to generate Enoxaparin product revenue depends, in large part, on Sandoz’ continued ability to manufacture and commercialize Enoxaparin Sodium Injection, maintain pricing levels and market share and compete with LOVENOX brand competition as well as authorized and other generic competition.

Sandoz is facing increasing competition and pricing pressure from brand, authorized generic and other currently-approved generic competitors, which has and will continue to impact Sandoz’ net sales and profits from Enoxaparin Sodium Injection, and therefore our product revenue. Furthermore, other competitors may in the future receive approval to market generic enoxaparin products which would further impact our product revenue, which is based on a fifty-percent contractual profit share.

Due to these circumstances, the resulting market price for our Enoxaparin Sodium Injection product has substantially decreased and may decrease further. In the year ended December 31, 2015, we received $5.1 million in product revenue from Sandoz’ sales of Enoxaparin Sodium Injection, and we do not anticipate significant enoxaparin revenue in the near term. As a result, our business, including our near-term financial results, may suffer.

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

Our revenue and profits will depend heavily upon the availability of adequate reimbursement for the use of our approved product candidates from governmental and other third-party payers, both in the United States and in foreign markets. Reimbursement by a third-party payer may depend upon a number of factors, including the third-party payer’s determination that use of a product is:

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

While the United States Court of Appeals for the Federal Circuit ruled that the practice of our patented commercial manufacturing test by Amphaster did not fall within the scope of the safe harbor from patent infringement under federal patent law, 35 USC section 271(e)(1), Amphastar may challenge the ruling and there may remain uncertainty in the future regarding enforcement of our patents protecting manufacturing test methods. Additional information about this litigation is set forth under Part II, Item 3 “Legal Proceedings” in this Quarterly Report on Form 10-Q. The uncertainty regarding the scope of the safe harbor may impair our ability to enforce certain of our patent rights and reduce the likelihood of enforcing certain of our patent rights to protect our innovations and our products. Accordingly, we do not know the degree of future enforceability for some of our proprietary rights.

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

Risks Relating to Our Dependence on Third Parties

The 2006 Sandoz Collaboration Agreement is important to our business. If Sandoz AG fails to adequately perform under this collaboration, or if we or Sandoz AG terminate all or a portion of this collaboration, the development and commercialization of some of our products and product candidates, including GLATOPA and M356, would be impacted, delayed or terminated and our business would be adversely affected.

Either we or Sandoz AG may terminate the 2006 Sandoz Collaboration Agreement for material uncured breaches or certain events of bankruptcy or insolvency by the other party. For some of the products, for any termination of the 2006 Sandoz Collaboration Agreement other than a termination by Sandoz AG due to our uncured breach or bankruptcy, or a termination by us alone due to the need for clinical trials, we will be granted an exclusive license under certain intellectual property of Sandoz AG to develop and commercialize the particular product. In that event, we would need to expand our internal capabilities or enter into another collaboration, which could cause significant delays that could prevent us from completing the development and commercialization of such product. For some products, if Sandoz AG terminates the 2006 Sandoz Collaboration Agreement due to our uncured breach or bankruptcy, or if there is a termination by us alone due to the need for clinical trials, Sandoz AG would retain the exclusive right to develop and commercialize the applicable product. In that event, we would no longer have any influence over the development or commercialization strategy of such product. In addition, for other products, if Sandoz AG terminates due to our uncured breach or bankruptcy, Sandoz AG retains a right to license certain of our intellectual property without the obligation to make any additional payments for such licenses. For certain products, if the 2006 Sandoz Collaboration Agreement is terminated other than due to our uncured breach or bankruptcy, neither party will have a license to the other party’s intellectual property. In that event, we would need to expand our internal capabilities or enter into another collaboration, which, if we were able to do so, could cause significant delays that could prevent us from completing the development and commercialization of such product. Any alternative collaboration could also be on less favorable terms to us. Accordingly, if the 2006 Sandoz Collaboration Agreement is terminated, our introduction of certain products may be significantly delayed, or our revenue may be significantly reduced, either of which could have a material adverse effect on our business.

Under our collaboration agreement, we are dependent upon Sandoz AG to successfully continue to commercialize GLATOPA and are significantly dependent on Sandoz AG to successfully commercialize M356. We do not fully control Sandoz AG’s commercialization activities or the resources it allocates to our products. While the 2006 Sandoz Collaboration Agreement contemplates joint decision making and alignment, our interests and Sandoz AG’s interests may differ or conflict from time-to-time or we may disagree with Sandoz AG’s level of effort or resource allocation. Sandoz AG may internally prioritize our products differently than we do or it may fail to allocate sufficient resources to effectively or optimally commercialize our products and alignment may only be achieved through dispute resolution. If these events were to occur, our business would be adversely affected.

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

Under the Mylan Collaboration Agreement, we are dependent upon Mylan to successfully perform its responsibilities and activities, including conducting clinical trials for certain products and leading the commercialization of products. We do not control Mylan’s execution of its responsibilities, including commercialization activities, or the resources it allocates to our products. Our interests and Mylan’s interests may differ or conflict from time to time, or we may disagree with Mylan’s level of effort or resource allocation. Mylan may internally prioritize our products differently than we do or it may not allocate sufficient resources to effectively or optimally execute its responsibilities or activities. If these events were to occur, our business would be adversely affected.

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

•                  FDA approval of other companies’ ANDAs for generic versions of COPAXONE;

•                  marketing and/or launch of other companies’ generic versions of COPAXONE;

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

•                  failure to demonstrate therapeutic equivalence, biosimilarity or interchangeability with respect to our technology-enabled generic product candidates such as M356 or biosimilars such as M923 or M834;

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

Item 6.                                                                                 EXHIBITS

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
*10.1	Non-Employee Director Compensation Summary
*+10.2	Collaboration Agreement, by and between Momenta Pharmaceuticals, Inc. and Mylan Ireland Limited, executed as of January 8, 2016.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Label Linkbase Document.
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.REF	XBRL Taxonomy Reference Linkbase Document.

*                                                                 Filed herewith.

**                                                          Furnished herewith.

+                                                                 Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Unaudited, Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: May 6, 2016
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)
Date: May 6, 2016

	By:	/s/ Richard P. Shea
Richard P. Shea, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)