Form 10-Q
period 2016-06-30
MOMENTA PHARMACEUTICALS INC
filed 2016-08-05
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 29, 2016, there were 70,744,044 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are about future events or future results, or are otherwise not statements of historical fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management. In some cases, these statements can be identified by words such as “anticipate,” “approach,” “believe,” “can,” “contemplate,” “continue,” “could,” “ensure,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “objective,” “opportunity,” “plan,” “potential”, “predict,” “project,” “pursue,” “seek,” “schedule,” “should,” “strategy,” “target,” “typically,” “will,” “would,” and other similar words or expressions, or the negative of these words or similar words or expressions. These statements include, but are not limited to, statements regarding our expectations regarding the development and utility of our products and product candidates; development, manufacture and commercialization of our products and product candidates; efforts to seek and manage relationships with collaboration partners, including without limitation for our biosimilar programs; the timing of clinical trials and the availability of results; the timing of launch of products and product candidates; GLATOPA®  (glatiramer acetate injection) market share, market potential and product revenues; M356 launch timing and market potential; the timing, merits, strategy, impact and outcome of litigation and legal proceedings; collaboration revenues and research and development revenues; manufacturing, including but not limited to our intent to rely on contract manufacturers; regulatory filings, reviews and approvals; the sufficiency of our current capital resources and projected milestone payments and product revenues for future operations; our future financial position, including but not limited to our future operating losses, our potential future profitability, our future expenses, the composition and mix of our cash, cash equivalents and marketable securities, our future revenues and our future liabilities; our funding transactions and our intended uses of proceeds thereof; Enoxaparin Sodium Injection product revenues and market potential; product candidate development costs; receipt of contingent milestone payments; accounting policies, estimates and judgments; our estimates regarding the fair value of our investment portfolio; the market risk of our cash equivalents, marketable securities, and derivative, foreign currency and other financial instruments; rights, obligations, terms, conditions and allocation of responsibilities and decisionmaking under our collaboration agreements; the regulatory pathway for biosimilars; our strategy, including but not limited to our regulatory strategy, and scientific approach; the importance of key customer distribution arrangements; market potential and acceptance of our products and product candidates; future capital requirements; reliance on our collaboration partners and other third parties; the competitive landscape; changes in, impact of and compliance with laws, rules and regulations; product reimbursement policies and trends; pricing of pharmaceutical products, including our products and product candidates; our stock price; our intellectual property strategy and position; sufficiency of insurance; attracting and retaining qualified personnel; our internal controls and procedures; acquisitions or investments in companies, products and technologies; entering into license arrangements; marketing plans; financing our planned operating and capital expenditure; leasing additional facilities; materials used in our research and development; issuance of shares to satisfy the Parivid milestone payment; unblinding the data from the Phase 2 trial of necuparanib, confirming the futility analysis of necuparanib, and determining next steps for the necuparanib program; dilution; royalty rates; and vesting of equity awards.

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

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$88,224	$61,461
Marketable securities	248,692	288,583
Collaboration receivable	35,862	21,185
Prepaid expenses and other current assets	4,085	3,479
Total current assets	376,863	374,708
Property and equipment, net	21,796	21,896
Restricted cash	20,660	20,660
Intangible assets, net	5,498	3,528
Other long-term assets	936	248

Total assets	$425,753	$421,040

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,139	$4,053
Accrued expenses	15,688	24,499
Deferred revenue	17,144	9,770
Other current liabilities	122	460
Total current liabilities	45,093	38,782
Deferred revenue, net of current portion	42,189	12,213
Other long-term liabilities	3,832	69

Total liabilities	91,114	51,064
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 5,000 shares authorized, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value per share designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized, 70,921 shares issued and 70,692 shares outstanding at June 30, 2016 and 69,077 shares issued and 68,958 outstanding at December 31, 2015	7	7
Additional paid-in capital	834,829	824,385
Accumulated other comprehensive income	286	4
Accumulated deficit	(497,370)	(452,372)
Treasury stock, at cost, 229 shares at June 30, 2016 and 119 shares at December 31, 2015	(3,113)	(2,048)

Total stockholders’ equity	334,639	369,976

Total liabilities and stockholders’ equity	$425,753	$421,040
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Collaboration revenues:
Product revenue	$20,692	$19,305	$35,492	$22,027
Research and development revenue	5,738	25,595	10,788	31,436
Total collaboration revenue	26,430	44,900	46,280	53,463

Operating expenses:
Research and development*	33,173	33,983	61,930	56,733
General and administrative*	14,896	13,329	30,543	21,219
Total operating expenses	48,069	47,312	92,473	77,952

Operating loss	(21,639)	(2,412)	(46,193)	(24,489)

Other income:
Interest income	591	122	1,071	234
Other income	62	68	124	156
Total other income	653	190	1,195	390

Net loss	$(20,986)	$(2,222)	$(44,998)	$(24,099)

Basic and diluted net loss per share	$(0.31)	$(0.04)	$(0.66)	$(0.41)

Weighted average shares used in computing basic and diluted net loss per share	68,532	61,680	68,409	58,106

Comprehensive loss:
Net loss	$(20,986)	$(2,222)	$(44,998)	$(24,099)
Net unrealized holding gains on available-for-sale marketable securities	149	18	282	36
Comprehensive loss	$(20,837)	$(2,204)	$(44,716)	$(24,063)

* Non-cash share-based compensation expense included in operating expenses is as follows:

Research and development	$2,319	$3,125	$4,384	$910
General and administrative	$2,670	$3,491	$5,433	$1,321

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(44,998)	$(24,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	3,804	3,963
Share-based compensation expense	9,817	2,231
Amortization of premium on investments	429	563
Amortization of intangibles	898	530
Changes in operating assets and liabilities:
Collaboration receivable	(14,677)	(25,791)
Prepaid expenses and other current assets	(606)	934
Other long-term assets	(688)	—
Accounts payable	8,086	(5,538)
Accrued expenses	(8,811)	6,997
Deferred revenue	37,350	(4,130)
Other current liabilities	(338)	61
Other long-term liabilities	895	(301)

Net cash used in operating activities	(8,839)	(44,580)

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,704)	(1,360)
Purchases of marketable securities	(221,982)	(68,040)
Proceeds from maturities of marketable securities	261,726	92,334

Net cash provided by investing activities	36,040	22,934

Cash Flows from Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	—	148,439
Net proceeds from issuance of common stock under ATM facilities	—	64,503
Proceeds from issuance of common stock under stock plans	627	21,210
Repurchase of common stock pursuant to share surrender	(1,065)	(2,048)

Net cash (used in) provided by financing activities	(438)	232,104

Increase in cash and cash equivalents	26,763	210,458
Cash and cash equivalents, beginning of period	61,461	61,349
Cash and cash equivalents, end of period	$88,224	$271,807

Non-Cash Investing Activity:
Intangible asset and shares due to Parivid	$2,868	$—

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

At June 30, 2016, the Company had collaboration and license agreements with Sandoz AG (formerly Sandoz N.V. and Biochemie West Indies, N.V.), an affiliate of Novartis Pharma AG, and Sandoz Inc. (formerly Geneva Pharmaceuticals, Inc.), collectively referred to as Sandoz; Sandoz AG; Baxalta U.S. Inc., Baxalta GmbH and Baxalta Incorporated, collectively referred to as Baxalta; and Mylan Ireland Limited, a wholly-owned, indirect subsidiary of Mylan N.V., or Mylan.

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

The following table presents anti-dilutive shares for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average anti-dilutive shares related to:
Outstanding stock options	7,156	3,814	6,908	5,167
Restricted stock awards	1,323	501	829	593

Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same for the three and six months ended June 30, 2016 and 2015. Anti-dilutive shares comprise the impact of the number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income. Furthermore, 1,430,460 performance-based restricted common stock awards that were granted between April and June of 2016 had not vested as of June 30, 2016, and were excluded from diluted shares outstanding as the vesting conditions for the awards, discussed further in Note 6 “Share-Based Payments - Restricted Stock Awards,” had not been met as of June 30, 2016.

Fair Value Measurements

The tables below present information about the Company’s assets that are regularly measured and carried at fair value as of June 30, 2016 and December 31, 2015, and indicate the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

Description	Balance as of June 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds and overnight repurchase agreements	$84,682	$59,682	$25,000	$—
Marketable securities:
Corporate debt securities	40,602	—	40,602	—
Commercial paper obligations	94,376	—	94,376	—
Asset-backed securities	113,714	—	113,714	—

Total	$333,374	$59,682	$273,692	$—

Description	Balance as of December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds and overnight repurchase agreements	$54,077	$30,077	$24,000	$—
Marketable securities:
U.S. government-sponsored enterprise securities	24,290	—	24,290	—
Corporate debt securities	73,651	—	73,651	—
Commercial paper obligations	125,805	—	125,805	—
Asset-backed securities	64,837	—	64,837	—

Total	$342,660	$30,077	$312,583	$—

There have been no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2016 and 2015. In addition, there were no changes in valuation techniques or transfers between the fair value measurement levels during the three and six months ended June 30, 2016. The fair value of Level 2 instruments classified as marketable securities were determined through third party pricing services. For a description of the Company’s validation procedures related to prices provided by third party pricing services, refer to Note 2 “Summary of Significant Accounting Policies: Fair Value Measurements” to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. The carrying amounts reflected in the Company’s accompanying condensed consolidated balance sheets for cash, accounts receivable, unbilled receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Cash, Cash Equivalents and Marketable Securities

The Company’s cash equivalents are primarily composed of money market funds carried at fair value, which approximates cost at June 30, 2016 and December 31, 2015. The Company classifies corporate debt securities, commercial paper, asset-backed securities and U.S. government-sponsored enterprise securities as short-term and long-term marketable securities in its consolidated financial statements. See Note 2 “Summary of Significant Accounting Policies: Cash, Cash Equivalents and Marketable Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the Company’s accounting policies.

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of June 30, 2016 and December 31, 2015 (in thousands):

As of June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$88,224	$—	$—	$88,224
Corporate debt securities due in one year or less	40,611	—	(9)	40,602
Commercial paper obligations due in one year or less	94,150	226	—	94,376
Asset-backed securities due in one year or less	113,645	71	(2)	113,714

Total	$336,630	$297	$(11)	$336,916

Reported as:
Cash and cash equivalents	$88,224	$—	$—	$88,224
Marketable securities	248,406	297	(11)	248,692

Total	$336,630	$297	$(11)	$336,916

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$61,461	$—	$—	$61,461
U.S. government-sponsored enterprise securities due in one year or less	24,285	5	—	24,290
Corporate debt securities due in one year or less	73,735	1	(84)	73,652
Commercial paper obligations due in one year or less	125,693	120	(8)	125,805
Asset-backed securities due in one year or less	64,866	—	(30)	64,836

Total	$350,040	$126	$(122)	$350,044

Reported as:
Cash and cash equivalents	$61,461	$—	$—	$61,461
Marketable securities	288,579	126	(122)	288,583

Total	$350,040	$126	$(122)	$350,044

At June 30, 2016 and December 31, 2015, the Company held 19 and 66 marketable securities, respectively, that were in a continuous unrealized loss position for less than one year. At June 30, 2016 and December 31, 2015, there were no securities in a continuous unrealized loss position for greater than one year.  The Company believes the unrealized losses were caused by fluctuations in interest rates.

The following table summarizes the aggregate fair value of these securities as of June 30, 2016 and December 31, 2015 (in thousands):

	As of June 30, 2016		As of December 31, 2015
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Corporate debt securities due in one year or less	$38,701	$(9)	$70,657	$(84)
Commercial paper obligations due in one year or less	$—	$—	$33,734	$(8)
Asset-backed securities due in one year or less	$11,756	$(2)	$61,337	$(30)

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from

Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating the method of adoption and the potential impact that Topic 606 may have on its financial position and results of operations.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes (Topic 740). The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The adoption of this standard in the first quarter of 2016 did not have a material impact on the Company’s financial position or results of operations as its net deferred tax assets have been fully offset by a valuation allowance.

 In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The Company is currently evaluating the impact of adopting this new accounting standard on its financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-8, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This new standard relates to when another party, along with the entity, is involved in providing a good or a service to a customer. In those circumstances, Topic 606 requires the entity to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. The Company will adopt this new standard concurrently with adoption of ASU No. 2014-9.

In March 2016, the FASB issued ASU No. 2016-9, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under the new standard all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The new standard also provides for companies to make an entity-wide accounting policy election on how to account for award forfeitures. Entities can either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The accounting standard is effective for interim and annual periods after December 15, 2016. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact of adopting this new accounting standard on its financial position and results of operations.

3. Intangible Assets

In April 2007, the Company entered into an asset purchase agreement with Parivid, LLC, or Parivid, a provider of data integration and analysis services, and S. Raguram, the principal owner of Parivid. Pursuant to the asset purchase agreement, the Company acquired certain of the assets and assumed certain of the liabilities of Parivid related to the acquired assets in exchange for $2.5 million in cash paid at closing and certain contingent milestone payments in a combination of cash and/or stock in the manner and on the terms and conditions set forth in the asset purchase agreement if certain milestones are achieved within fifteen years of the date of the asset purchase agreement. The asset purchase agreement was amended in August 2009 and in July 2011. Between 2009 and 2011, the Company made cash payments to Parivid of $7.3 million and issued 91,576 shares of its common stock valued at $10.92 per share to Parivid in satisfaction of certain Enoxaparin Sodium Injection-related milestones under the amended asset purchase agreement. As of June 18, 2016, the one-year anniversary of the commercial launch of GLATOPA, GLATOPA remained the sole generic COPAXONE 20 mg/mL product on the U.S. market, triggering the final milestone payment under the amended asset purchase agreement. In connection with the final milestone, in June 2016, the Company recorded an intangible asset and a non-current liability of $2.9 million. The Company plans to issue 265,605 shares of its common stock to Parivid in the third quarter of 2016 to satisfy the GLATOPA-related milestone.

Intangible assets consist solely of the core developed technology assets acquired from Parivid. The intangible developed technology assets are being amortized over the estimated useful life of the GLATOPA developed technology of approximately six years. The Company will amortize its intangibles through June of 2021. As of June 30, 2016 and December 31, 2015, intangible assets, net of accumulated amortization, were as follows (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Total intangible assets for core and developed technology and non-compete agreement	$13,295	$(7,797)	$5,498	$10,427	$(6,899)	$3,528

The weighted-average amortization period for the Company’s intangible assets is six years. Amortization is computed using the straight-line method over the useful lives of the respective intangible assets as there is no other pattern of use that is reasonably estimable. Amortization expense was approximately $0.6 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively. Amortization expense was approximately $0.9 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively.

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

The Company designated $0.7 million as collateral for a letter of credit related to the lease of office and laboratory space located at 320 Bent Street in Cambridge, Massachusetts. This balance will remain restricted through February 2027 and during any lease term extensions and therefore is classified as non-current in the Company's consolidated balance sheet. The Company will earn interest on the balance.

5. Collaboration and License Agreements

At June 30, 2016, the Company had collaboration and license agreements with Sandoz, Sandoz AG, Baxalta and Mylan.

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

	For the Three Months Ended June 30, 2016
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Baxalta Collaboration Agreement	Mylan Collaboration Agreement (1)	Total Collaborations
Collaboration revenues:
Product revenue	$—	$20,692	$—	$—	$20,692
Research and development revenue:
Recognition of upfront payments and license payments	—	—	2,442	1,843	4,285
Research and development services and external costs under Sandoz and Baxalta collaborations	61	739	653	—	1,453
Total research and development revenue	$61	$739	$3,095	$1,843	$5,738
Total collaboration revenues	$61	$21,431	$3,095	$1,843	$26,430
Operating expenses:
Research and development expense(2)(3)	$—	$1,001	$164	$8,408	$9,573
General and administrative expense(2)(3)	$469	$180	$42	$452	$1,143
Total operating expenses	$469	$1,181	$206	$8,860	$10,716

	For the Three Months Ended June 30, 2015
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Baxalta Collaboration Agreement	Total Collaborations
Collaboration revenues:
Product revenue	$121	$19,184	$—	$19,305
Research and development revenue:
Milestone payments	—	20,000	—	20,000
Recognition of upfront payments and license payments	—	—	2,442	2,442
Research and development services and external costs	130	794	2,229	3,153
Total research and development revenue	$130	$20,794	$4,671	$25,595
Total collaboration revenues	$251	$39,978	$4,671	$44,900
Operating expenses:
Research and development expense(2)	$177	$282	$517	$976
General and administrative expense(2)	$112	$33	$227	$372
Total operating expenses	$289	$315	$744	$1,348

(1)	The Mylan Collaboration Agreement, as defined below, became effective on February 9, 2016.

(2)
The amounts generally represent external expenditures, including amortization of an intangible asset, and exclude salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies, as the majority of such costs are not directly charged to programs.

(3)
As a result of the cost-sharing provisions of the Mylan Collaboration Agreement, the Company offset approximately $8.4 million against research and development costs and $0.5 million against general and administrative costs during the three months ended June 30, 2016. During the six months ended June 30, 2016, the Company offset approximately $12.1 million against research and development costs and $0.6 million against general and administrative costs.

	For the Six Months Ended June 30, 2016
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Baxalta Collaboration Agreement	Mylan Collaboration Agreement (1)	Total Collaborations
Collaboration revenues:
Product revenue	$—	$35,492	$—	$—	$35,492
Research and development revenue:
Recognition of upfront payments and license payments	—	—	4,884	2,765	7,649
Research and development services and external costs under Sandoz and Baxalta collaborations	138	1,384	1,617	—	3,139
Total research and development revenue	$138	$1,384	$6,501	$2,765	$10,788
Total collaboration revenues	$138	$36,876	$6,501	$2,765	$46,280
Operating expenses:
Research and development expense(2)(3)	$—	$1,294	$478	$12,088	$13,860
General and administrative expense(2)(3)	$1,533	$275	$324	$564	$2,696
Total operating expenses	$1,533	$1,569	$802	$12,652	$16,556

	For the Six Months Ended June 30, 2015
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Baxalta Collaboration Agreement	Total Collaborations
Collaboration revenues:
Product revenue	$2,843	$19,184	$—	$22,027
Research and development revenue:
Milestone payments	—	20,000	—	20,000
Recognition of upfront payments and license payments	—	—	4,130	4,130
Research and development services and external costs	381	1,478	5,447	7,306
Total research and development revenue	$381	$21,478	$9,577	$31,436
Total collaboration revenues	$3,224	$40,662	$9,577	$53,463
Operating expenses:
Research and development expense(2)	$208	$429	$1,125	$1,762
General and administrative expense(2)	$222	$110	$633	$965
Total operating expenses	$430	$539	$1,758	$2,727

(1)	The Mylan Collaboration Agreement, as defined below, became effective on February 9, 2016.

(2)
The amounts generally represent external expenditures, including amortization of an intangible asset, and exclude salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies, as the majority of such costs are not directly charged to programs.

(3)
As a result of the cost-sharing provisions of the Mylan Collaboration Agreement, the Company offset approximately $8.4 million against research and development costs and $0.5 million against general and administrative costs during the three months ended June 30, 2016. During the six months ended June 30, 2016, the Company offset approximately $12.1 million against research and development costs and $0.6 million against general and administrative costs.

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

Sandoz began selling Enoxaparin Sodium Injection in July 2010. For the three months ended March 2015, the Company received a 10% royalty on net sales. In June 2015, the Company and Sandoz amended the 2003 Sandoz Collaboration Agreement, effective April 1, 2015, to provide that Sandoz would pay the Company 50% of contractually-defined profits on sales. Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the three and six months ended June 30, 2016, and therefore the Company did not record product revenue for Enoxaparin Sodium Injection in those periods. See “Product revenue” in the table above for product revenue earned by the Company in the three and six months ended June 30, 2015 on Sandoz’ sales of Enoxaparin Sodium Injection.

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

Sandoz commenced sales of GLATOPA in the United States on June 18, 2015. Under the 2006 Sandoz Collaboration Agreement, the Company earns 50% of contractually-defined profits on Sandoz’ worldwide net sales of GLATOPA. The Company is entitled to earn 50% of contractually-defined profits on Sandoz’ worldwide net sales of M356, if M356 is commercialized. Profits on net sales of GLATOPA and M356 are calculated by deducting from net sales the costs of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. Sandoz is responsible for funding all of the legal expenses incurred under the 2006 Sandoz Collaboration Agreement; however, a portion of certain legal expenses, including any patent infringement damages, can be offset against the profit-sharing amounts in proportion to the Company’s 50% profit sharing interest.

For the three months ended June 30, 2016, the Company recorded $20.7 million in product revenues from Sandoz’ sales of GLATOPA. For the six months ended June 30, 2016, the Company recorded $35.5 million in product revenues from Sandoz’ sales of GLATOPA. The Company is eligible to receive in the aggregate up to $120.0 million in additional milestone payments upon the achievement of certain commercial and sales-based milestones for GLATOPA and M356 in the United States. None of these payments, once received, is refundable and there are no general rights of return in the arrangement. Sandoz AG has agreed to indemnify the Company for various claims, and a certain portion of such costs may be offset against certain future payments received by the Company.

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

Baxalta Collaboration Agreement

The Company and Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, collectively referred to as Baxter, entered into a global collaboration and license agreement effective February 2012, or the Baxter Collaboration Agreement, to develop and commercialize biosimilars, including M923. In connection with Baxter’s internal corporate restructuring in July 2015, Baxter assigned all of its rights and obligations under the Baxter Collaboration Agreement to Baxalta. In light of the assignment, all references to Baxter and the Baxter Collaboration Agreement have been replaced with references to Baxalta and the Baxalta Collaboration Agreement, respectively. On June 3, 2016, Baxalta Incorporated and Shire plc, or Shire, announced the completion of the combination of Baxalta Incorporated and Shire. As a result of the combination, Baxalta Incorporated is a wholly-owned subsidiary of Shire.

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

Baxalta has a right of first negotiation with respect to collaborating with the Company on the development of any biosimilar product candidate that could compete with M923 based on the same mechanism of action. This right is effective until December 2017, subject to certain restrictions as outlined in the Baxalta Collaboration Agreement. Under the terms of the Baxalta Collaboration Agreement, the Company received an initial cash payment of $33.0 million, a $7.0 million license payment for achieving pre-defined “minimum development criteria” for M834, and $12.0 million in technical and development milestone payments in connection with the UK Medicines and Healthcare Products Regulatory Agency’s acceptance of Baxalta’s clinical trial application to initiate a pharmacokinetic clinical trial for M923. While under the Baxalta Collaboration Agreement, the Company is eligible to receive from Baxalta, in aggregate, up to $50.0 million in regulatory milestone payments for M923, on a sliding scale, where, based on the product’s regulatory application, there is a significant reduction in the scope and expense of the clinical trial program required for regulatory approval. To date, the expenditures by Baxalta in the clinical trial program may have significantly reduced, or potentially eliminated, this potential milestone payment.

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

In accordance with FASB’s ASU No. 2009-13: Multiple-Deliverable Revenue Arrangements (Topic 615), the Company identified the deliverables at the inception of the Baxalta Collaboration Agreement. The deliverables were determined to include (i) six development and product licenses, for each of M923, M834 and the four additional collaboration products, (ii) research and development services related to each of M923, M834 and the four additional collaboration products and (iii) the Company’s participation in a joint steering committee. The Company determined that each of the license deliverables does not have stand-alone value apart from the related research and development services deliverables because (1) there are no other vendors selling similar, competing products on a stand-alone basis, (2) Baxalta does not have the contractual right to resell the license, and (3) Baxalta is unable to use the license for its intended purpose without the Company’s performance of research and development services. As such, the Company determined that with respect to this arrangement separate units of accounting exist for each of the six licenses together with the related research and development services, as well as the one unit of accounting for the joint steering committee. The estimated selling price for these units of accounting was determined based on similar license arrangements and the nature of the research and development services to be performed for Baxalta and market rates for similar services. At the inception of the Baxalta Collaboration Agreement, arrangement consideration of $61.0 million, which included the $33.0 million upfront payment and aggregate option payments for the four additional collaboration products of $28.0 million, was allocated to the units of accounting based on the relative selling price method. Of the $61 million, $10.3 million was allocated to the M923 product license together with the related research and development services, $10.3 million to each of the four additional collaboration product licenses with the related research and development services, $9.4 million was allocated to the M834 product license together with the related research and development services due to that product’s stage of development at the time the license was delivered, and $114,000 was allocated to the joint steering committee unit of accounting.

At the inception of the Baxalta Collaboration Agreement, the Company delivered development and product licenses for M923 and M834 and commenced revenue recognition of the arrangement consideration allocated to those products. In addition, the Company began revenue recognition for the arrangement consideration allocated to the joint steering committee unit of accounting. Baxalta’s termination of its option to license M511 in December 2013 as well as its termination of M834 and the lapsing of its right to select additional products in February 2015 reduced the number of deliverables from seven to two and decreased the total consideration from $61.0 million to $40.0 million. The Company determined that the change in total consideration received and total deliverables under the arrangement represented a change in estimate and, as a result, the Company reallocated the revised total consideration of $40.0 million to the remaining deliverables under the agreement using the original best estimate of selling price. The remaining deliverables are the combined unit of account for the M923 license and the related research and development services and the Company’s participation on the joint steering committee. Of the $40 million, $39.6 million was allocated to the M923 product license together with the related research and development services and $0.4 million was allocated to the joint steering committee unit of accounting. The Company recognized the resulting change in revenue as a result of the decrease in deliverables and expected consideration on a prospective basis beginning in the first quarter of 2015. The Company records this revenue on a straight-line basis over the applicable performance period, which begins upon delivery of the development and product license and ends upon FDA approval of the product. The Company currently estimates that the performance period for M923 and for the joint steering committee is approximately six years. As of June 30, 2016, $17.1 million of revenue was deferred under this agreement, of which $9.8 million was included in current liabilities and $7.3 million was included in non-current liabilities in the consolidated balance sheet.

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

In accordance with FASB’s ASU No. 2009-13: Multiple-Deliverable Revenue Arrangements (Topic 615), the Company identified the deliverables at the inception of the Mylan Collaboration Agreement. The deliverables were determined to include (i) six development and product licenses, for each of M834 and the five additional collaboration products, (ii) research and development services related to each of M834 and the five additional collaboration products and (iii) the Company’s participation in the joint steering committee. The Company has determined that each of the license deliverables does not have stand-alone value apart from the related research and development services deliverables because (1) there are no other vendors selling similar, competing products on a stand-alone basis, (2) Mylan does not have the contractual right to resell the license, and (3) Mylan is unable to use the license for its intended purpose without the Company’s performance of research and development services. As such, the Company determined that with respect to this arrangement separate units of accounting exist for each of the six licenses together with the related research and development services, or the combined units of accounting, as well as a separate unit of accounting for participation in the joint steering committee. VSOE and TPE were not available for the combined units of accounting. As such, the Company determined BESP for the combined units of accounting based on an analysis of its existing license arrangements and other available data and the nature and extent of the research and development services to be performed. BESP for the joint steering committee unit of accounting was based on market rates for similar services. At the inception of the Mylan Collaboration Agreement, total arrangement consideration of $45 million was allocated to each of the units of accounting based on the relative selling price method. Of the $45 million, $8.2 million was allocated to the M834 combined unit of accounting, between $5.7 million and $9.0 million to the five additional combined units of accounting, considering the products’ stage of development at the time the licenses were delivered, and $51,000 was allocated to the joint steering committee unit of accounting. Changes in the key assumptions used to determine BESP for the units of accounting would not have a significant effect on the allocation of arrangement consideration.

At the inception of the Mylan Collaboration Agreement, the Company delivered development and product licenses for all six collaboration products and commenced revenue recognition of the arrangement consideration allocated the respective units of accounting. In addition, the Company began revenue recognition for the arrangement consideration allocated to the joint steering committee unit of accounting. The Company is recording revenue on a straight-line basis over the applicable performance period during which the research and development services are expected to be delivered, which begins upon delivery of the development and product license and ends upon FDA approval of the product. The Company currently estimates that the performance period for the M834 unit of accounting is approximately four years, an average of approximately seven years for the additional five combined units of accounting and approximately eight years for the joint steering committee unit of accounting. As of June 30, 2016, of the $45 million in total arrangement consideration, $2.7 million was recognized as research and development revenue and $7.4 million was included in current liabilities and $34.9 million was included in non-current liabilities in the consolidated balance sheet.

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

As discussed above, Mylan will fund a portion of its 50% share of collaboration expenses, in part, through up to $200 million in contingent milestone payments across the six product candidates. The contingent payments will reduce the collaboration receivable balance and any unused portion of the contingent payment will be available to offset Mylan’s 50% share of collaboration costs in future periods. If in a given year a contingent payment is not expected to be made by Mylan and there is no balance available from a prior contingent payment balance as of the beginning of the collaboration year, the parties will reconcile total collaboration expenses on a semi-annual basis and Mylan will make a payment to the Company. For the six months ended June 30, 2016, the Company reduced research and development expenses by $12.1 million and general and administrative expenses by $0.6 million, representing Mylan’s 50% share of collaboration expenses.

6. Share-Based Payments

Share-Based Compensation

The following table summarizes share-based compensation expense (income) recorded in the three and six months ended June 30, 2016 and 2015 (in thousands):

Share-based compensation expense (income)	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Outstanding employee and non-employee stock option grants	$2,372	$2,647	$5,130	$5,016
Outstanding restricted stock awards	2,514	3,877	4,472	(2,973)
Employee stock purchase plan	103	92	215	188
Total compensation expense	$4,989	$6,616	$9,817	$2,231

During the six months ended June 30, 2016, the Company granted 1,230,202 stock options, of which 774,302 were granted in connection with annual merit awards, 269,900 were granted to new hires and 55,000 were granted to members of our board of directors. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions are noted in the table below. The weighted average grant date fair value of option awards granted during the three months ended June 30, 2016 and 2015 was $5.85 per option and $11.00 per option, respectively. The weighted average grant date fair value of option awards granted during the six months ended June 30, 2016 and 2015 was $5.82 per option and $7.84 per option, respectively.

The following tables summarize the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015
Expected volatility	62%	54%	57%	61%
Expected dividends	—	—	—	—
Expected life (years)	5.8	5.4	0.5	0.5
Risk-free interest rate	1.5%	2.1%	0.5%	0.1%

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Expected volatility	58%	60%	56%	61%
Expected dividends	—	—	—	—
Expected life (years)	6.1	6.1	0.5	0.5
Risk-free interest rate	1.5%	1.8%	0.4%	0.1%

At June 30, 2016, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $16.3 million, net of estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.7 years.

During the six months ended June 30, 2016, the Company issued 52,116 of common stock to employees under the employee stock purchase plan, or ESPP, resulting in proceeds of approximately $0.6 million.

Restricted Stock Awards

The Company has also made awards of time-based and performance-based restricted common stock to its employees and officers. In the six months ended June 30, 2016, the Company awarded 434,821 shares of time-based restricted common stock to its employees and officers. The time-based restricted common stock vest as to 25% on the one year anniversary of the grant date and as to 6.25% quarterly over three years that follow the grant date. The time-based awards are generally forfeited if the employment relationship terminates with the Company prior to vesting.

Between April and June of 2016, the Company awarded 1,535,160 shares of performance-based restricted common stock to employees and officers. The vesting of the shares is subject to achieving up to two of three possible company-wide milestones on or before April 13, 2019. Upon achieving each of the first and second milestones, 25% of the shares will vest on the milestone achievement date, and an additional 25% of the shares will vest on the one-year anniversary of such achievement date, subject to a minimum one year vesting period from the date of grant and a requirement that recipients are employees on any applicable vesting date. Each quarter the Company evaluates the probability of achieving the milestones on or before April 13, 2019, and its estimate of the implicit service period over which the fair value of the awards will be recognized and expensed. The Company determined that it is probable that the performance conditions will be achieved and therefore is expensing the fair value of the shares over the implicit service period using the accelerated attribution method. In the second quarter of 2016, the Company recognized approximately $1.7 million of stock compensation costs related to the awards.

Between 2011 and early 2013, the Company awarded 949,620 shares of performance-based restricted common stock to its employees and officers. The performance-based restricted common stock was scheduled to vest upon FDA approval of the GLATOPA Abbreviated New Drug Application, or ANDA, on or before the performance deadline date of March 28, 2015 according to the following schedule: 50% of the shares vest upon FDA approval and 50% vest upon the one year anniversary of FDA approval. The Company had historically determined that the performance condition was probable of being achieved by March 28, 2015 and, as a result, had recognized approximately $10.5 million of stock compensation costs related to the awards. On March 11, 2015, the Board of Directors approved an amendment to the awards that extended the performance deadline date to September 1, 2015 and provided for the forfeiture of 15% of the number of shares originally subject to each award on the 29th of each month, beginning March 29, 2015 until the shares vested or were forfeited in full. On March 29, 2015, 117,898 shares of performance-based restricted common stock were forfeited pursuant to the modified awards. The Company evaluated the modification and determined it was a Type III modification or “Improbable to Probable” pursuant to ASC 718 as the awards, on the date of modification, were no longer deemed to be probable of being earned by March 28, 2015. As a result, the Company reversed the cumulative compensation cost related to the original awards of $10.5 million in the first quarter of 2015. Also, in accordance with ASC 718, the Company re-measured the modified awards with a measurement date of March 11, 2015, and determined the aggregate compensation was $9.8 million. The FDA approved GLATOPA on April 16, 2015. The Company recognized the compensation cost attributed to the modified awards as follows: the first 50% of the awards were expensed over the period beginning on March 11, 2015 and ending on April 16, 2015, the date of FDA approval, and the remaining 50% of the awards were expensed over the period beginning on March 11, 2015 and ending on April 16, 2016, the one year anniversary of FDA approval. Accordingly, approximately $9.4 million of stock compensation cost for awards that were earned and vested was recognized in the period between March 11, 2015 and June 30, 2016.

As of June 30, 2016, the total remaining unrecognized compensation cost related to all nonvested time-based and performance-based restricted stock awards amounted to $17.6 million, which is expected to be recognized over the weighted average remaining requisite service period of 3.2 years.

A summary of the status of nonvested shares of restricted stock as of June 30, 2016 and the changes during the six months then ended are presented below (in thousands, except fair values):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	761	$14.61
Granted	1,969	10.01
Vested	(449)	14.49
Forfeited	(186)	11.13
Nonvested at June 30, 2016	2,095	$10.62

Nonvested shares of restricted stock that have time-based or both performance-based and time-based vesting conditions as of June 30, 2016 are summarized below (in thousands):

Vesting Schedule	Nonvested Shares
Time-based	665
Performance-based and time-based	1,430

Nonvested at June 30, 2016	2,095

7. Equity Financings

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

In May 2014, the Company entered into an At-the-Market Equity Offering Sales Agreement, or the 2014 ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which the Company was authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. The Company paid Stifel a commission of 2.00% of the gross proceeds from the sale of shares of its common stock under this facility. The offering was conducted by the Company pursuant to an effective shelf registration statement on Form S-3 previously filed with the SEC (Reg. No. 333-188227) and a related prospectus supplement. The Company intends to use the net proceeds from this facility to advance its development pipeline and for general corporate purposes, including working capital. Between October 2014 and April 2015, the Company sold approximately 5.4 million shares of common stock under the 2014 ATM Agreement, raising aggregate net proceeds of approximately $73.5 million. The Company concluded sales under the 2014 ATM Agreement in April 2015.

In April 2015, the Company entered into a new ATM Agreement, or the 2015 ATM Agreement, with Stifel, under which the Company is authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. The Company is required to pay Stifel a commission of 2.0% of the gross proceeds from the sale of shares of its common stock under the 2015 ATM Agreement. Sales of common stock under this facility have been made pursuant to an effective shelf registration statement on Form S-3 previously filed with the SEC (Reg. No. 333-188227) and a related prospectus supplement. Between April 2015 and December 2015, the Company sold approximately 0.5 million shares of common stock under the 2015 ATM Agreement, raising aggregate net proceeds of approximately $9.3 million. No shares were sold under the 2015 ATM Agreement in the six months ended June 30, 2016.

8. Commitments and Contingencies

The disclosures relating to the Company’s operating lease obligations are included in its Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016.

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

In July 2013, the District Court granted a motion by Amphastar and Actavis for summary judgment. The Company filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, which the CAFC denied in May 2014. On November 10, 2015, the CAFC affirmed the District Court summary judgment decision with respect to Actavis, reversed the District Court summary judgment decision with respect to Amphastar, and remanded the case against Amphastar to the District Court. On January 11, 2016, Amphastar filed a petition for rehearing by the CAFC, which was denied on February 17, 2016. The District Court trial is scheduled to begin on July 10, 2017. The collateral for the security bond posted in the litigation remains outstanding. In the event that the Company is not successful in further prosecution or settlement of this action against Amphastar, and Amphastar is able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. Amphastar has filed motions to increase the amount of the security bond, which the Company and Sandoz Inc. have opposed. On May 17, 2016, Amphastar filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court, or the Court. The Court invited a response from Momenta and Sandoz Inc., which was filed on August 1, 2016. The Court is expected to issue its decision on whether to grant Amphastar’s petition in the Fall of 2016.

On September 17, 2015, Amphastar filed a complaint against the Company and Sandoz Inc. in the United States District Court for the Central District of California. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, the Company and Sandoz Inc. sought to prevent Amphastar from selling generic enoxaparin sodium injection and thereby exclude competition for generic enoxaparin sodium injection in violation of federal and California anti-trust laws and California unfair business laws. Amphastar is seeking unspecified damages and fees. In December 2015, the Company and Sandoz Inc. filed a motion to dismiss and a motion to transfer the case. In January 2016, the case was transferred to the United States District Court for the District of Massachusetts. In February 2016, Amphastar filed a writ of mandamus with the United States Court of Appeals for the Ninth Circuit requesting that the court reverse and review the District Court’s grant of transfer, and in May 2016, the writ requested by Amphastar was denied. On July 27, 2016, the Company’s and Sandoz Inc.’s motion to dismiss was granted by the District Court, and the case was dismissed.

On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against the Company and Sandoz Inc. in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic enoxaparin sodium injection. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, the Company and Sandoz Inc. sought to prevent Amphastar from selling generic enoxaparin sodium injection and thereby exclude competition for generic enoxaparin sodium injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and unspecified damages and fees. In December 2015, the Company and Sandoz Inc. filed a motion to dismiss and a motion to transfer the case to the United States District Court for the District of Massachusetts. Hearings on the motions were held before a U.S. magistrate in April 2016 and February 2016, respectively. These motions are pending before the magistrate and subject to review by the court. While the outcome of litigation is inherently uncertain, the Company believes this suit is without merit, and it intends to vigorously defend itself in this litigation.

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

To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. Although we were profitable in fiscal years 2010 and 2011, since that time we have been incurring operating losses, and we expect to incur annual operating losses over the next several years as we advance our drug development portfolio. As of June 30, 2016, we had an accumulated deficit of approximately $497 million. We will need to generate significant revenue to return to profitability. We expect that our return to profitability, if at all, will most likely come from the commercialization of the products in our drug development portfolio.

Complex Generics

GLATOPA®—Generic COPAXONE® (glatiramer acetate injection) 20 mg/mL

On April 16, 2015, the FDA approved the ANDA for once-daily GLATOPA (glatiramer acetate injection) 20 mg/mL, a generic equivalent of once-daily COPAXONE® 20 mg/mL. GLATOPA is the first “AP” rated, substitutable generic equivalent of once-daily COPAXONE. Sandoz commenced sales of GLATOPA on June 18, 2015. Under our collaboration agreement with Sandoz AG, we earn 50% of contractually-defined profits on GLATOPA sales. For the three months ended June 30, 2016, we recorded $20.7 million in product revenues from Sandoz’ sales of GLATOPA.

GLATOPA was formerly referred to as M356. M356 now refers to our generic product candidate for three-times-weekly COPAXONE 40 mg/mL.

M356—Generic Three-times-weekly COPAXONE® (glatiramer acetate injection) 40 mg/mL

An ANDA with a Paragraph IV certification for our generic version of three-times-weekly COPAXONE 40 mg/mL, which was filed in February 2014, remains under review by the FDA. Our M356 formulation contains the same drug substance as GLATOPA, which we believe should help streamline the FDA review of the ANDA. To date, we are the only ANDA applicant for the three-times-weekly COPAXONE 40 mg/mL with an FDA-approved active pharmaceutical ingredient. If we are successful in our challenge of the patents related to 40 mg/mL COPAXONE, and based on the scheduled September 2016 trial start date and assuming customary patent litigation timelines, we believe M356 could be approved, following expiration of regulatory exclusivity and of any 30-month stay, if applicable, and be on the market as early as the first quarter of 2017. In August 2015, the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, or PTAB, instituted an Inter Partes Review, or IPR, filed by a third party challenging the validity of several of the same patents relating to 40 mg/mL COPAXONE that are the subject of our patent litigation.  Although the IPR decision, which is expected in August 2016, is not binding on the court, we believe the outcome of this IPR could indirectly impact our M356 litigation and launch timelines.

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

Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the six months ended June 30, 2016, and therefore we recorded no revenue for Enoxaparin Sodium Injection in the period.

Biosimilars

M923—Biosimilar HUMIRA® (adalimumab) Candidate

In connection with Baxter’s internal corporate restructuring in July 2015, Baxter assigned all of its rights and obligations under the Baxter Collaboration Agreement to Baxalta. In light of the assignment, all references to Baxter and the Baxter Collaboration Agreement have been replaced with references to Baxalta and the Baxalta Collaboration Agreement, respectively. On June 3, 2016, Baxalta Incorporated and Shire announced the completion of the combination of Baxalta Incorporated and Shire. As a result of the combination, Baxalta Incorporated is a wholly owned subsidiary of Shire.

In February 2015, Baxalta commenced a randomized, double-blind, single-dose study in healthy volunteers to compare the pharmacokinetics, safety, tolerability and immunogenicity of M923 versus EU-sourced and US-sourced HUMIRA. A total of 324 healthy volunteers were enrolled in the study. The volunteers were randomized 1:1:1 to receive a single 40 mg injection of M923, US-sourced HUMIRA, or EU-sourced HUMIRA. The volunteers were followed for 71 days. In December 2015, we announced that M923 met its primary endpoint in the study as the data demonstrated pharmacokinetic bioequivalence to the reference products. In October 2015, Baxalta initiated a pivotal clinical trial of M923 in patients with chronic plaque psoriasis. The trial is a randomized, double-blind, active control, multi-center, global study in patients with chronic plaque psoriasis to compare the safety, efficacy and immunogenicity of M923 with HUMIRA. In April 2016, we and Baxalta completed enrollment in the pivotal clinical trial for M923, and we expect to report data from this trial in late 2016. Baxalta is planning to submit the first regulatory submission for marketing approval for M923 in 2017 and, subject to marketing approval and patent considerations, we expect first commercial launch to be as early as 2018.

M834—Biosimilar ORENCIA® (abatacept) Candidate

On January 8, 2016, we and Mylan entered into the Mylan Collaboration Agreement, which became effective on February 9, 2016, pursuant to which we and Mylan agreed to collaborate exclusively, on a world-wide basis, to develop, manufacture and commercialize six of our biosimilar candidates, including M834. Under the terms of the Mylan Collaboration Agreement, Mylan paid us a non-refundable upfront payment of $45 million in March 2016. In addition, we and Mylan will share equally costs, including development, manufacturing, commercialization and certain legal expenses, and profits (losses) across the six product candidates. We are in the final stages of preclinical and process development work and plan to initiate a clinical trial of M834 in the second half of 2016. Subject to development, marketing approval and patent considerations, we expect to be able to launch M834 in the 2020 timeframe to be able to be among the first biosimilars of ORENCIA on the market.

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

As of June 30, 2016, we had over 100 employees working on our biosimilars programs. We maintain a state-of-the-art development facility for bioprocess manufacturing development and scale-up.

Novel Therapeutics

Necuparanib

On August 3, 2016, we discontinued further accrual of our Part B, or Phase 2, portion of our Phase 1/2 clinical trial evaluating necuparanib in combination with nab-paclitaxel (ABRAXANE®) and gemcitabine in patients with advanced metastatic pancreatic cancer. The decision to discontinue enrollment was based on the recommendation of the independent Data Safety Monitoring Board, or DSMB, for the trial following the outcome of a planned interim futility analysis. In making its recommendation, the DSMB did not cite any new safety concerns and no new toxicities were observed that necessitated immediate discontinuation of study drug in patients; however, the DSMB determined that necuparanib in combination with nab-paclitaxel and gemcitabine did not show a sufficient level of efficacy to warrant continued enrollment. We plan to unblind the data from the Phase 2 trial, confirm the futility analysis and determine the next steps for the necuparanib program.

Other Novel Therapeutic Programs

We are continuing to advance M281, our Anti-FcRn program, and M230, our selective immunomodulator of Fc receptors, or SIF3, program. We initiated a Phase 1 dosing study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of M281 in healthy volunteers in June 2016, and we expect to report data from this trial in the second half of 2017. We expect to initiate a clinical trial for M230 in 2017. We are currently identifying and pursuing potential collaboration opportunities to further develop and commercialize our hsIVIg program.

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

In May 2014, we entered into an At-the-Market Equity Offering Sales Agreement, or the 2014 ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which we were authorized to issue and sell shares of our common stock having aggregate sales proceeds of up to $75.0 million from time to time through Stifel, acting as sales agent and/or principal. We paid Stifel a commission of 2.0% of the gross proceeds from the sale of shares of our common stock under this facility. The offering was conducted by us pursuant to an effective shelf registration statement on Form S-3 previously filed with the SEC (Reg. No. 333-188227) and a related prospectus supplement. We intend to use the net proceeds from this facility to advance our development pipeline and for general corporate purposes, including working capital. Between October 2014 and April 2015, we sold approximately 5.4 million shares of common stock under the 2014 ATM Agreement, raising aggregate net proceeds of approximately $73.5 million. We concluded sales under the 2014 ATM Agreement in April 2015.

In April 2015, we entered into a new ATM Agreement, or the 2015 ATM Agreement, with Stifel, under which we are authorized to issue and sell shares of our common stock having aggregate sales proceeds of up to $75.0 million from time to time through Stifel, acting as sales agent and/or principal. We are required to pay Stifel a commission of 2.0% of the gross proceeds from the sale of shares of our common stock under the 2015 ATM Agreement. From April 2015 through December 2015, we sold approximately 0.5 million shares of common stock under the 2015 ATM Agreement pursuant to an effective shelf registration statement previously filed with the SEC (Reg. No. 333-188227) and a related prospectus supplement, raising aggregate net proceeds of approximately $9.3 million. We did not sell any shares of common stock under the 2015 ATM Agreement in the six months ended June 30, 2016.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

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

For the three months ended June 30, 2016, we recorded $20.7 million in product revenues from Sandoz’ sales of GLATOPA. For the three months ended June 30, 2015, we recorded $19.2 million in product revenues from Sandoz’s sales of GLATOPA net of a deduction of $9.0 million for reimbursement to Sandoz of 50% of pre-launch GLATOPA-related legal expenses incurred by Sandoz since 2008. In the second quarter of 2016, our share of Sandoz’s profits was $20.7 million compared with $28.2 million in the second quarter of 2015. The decrease in our share of Sandoz’s profits of $7.5 million, or 27%, from the 2015 period to the 2016 period is driven in part by the shipment of initial trade inventories of GLATOPA in June 2015. We estimate that the number of prescriptions for GLATOPA represents nearly 38% of the once-daily 20 mg/mL U.S. glatiramer acetate market.

We believe there is a meaningful market opportunity for GLATOPA. The price for COPAXONE 20 mg/mL has increased over 165% since 2009 and there is no other generic for multiple sclerosis currently available in the United States. However, Teva received marketing approval of its three-times-weekly COPAXONE 40 mg/mL in January 2014. Teva’s three-times-weekly COPAXONE 40 mg/mL accounts for approximately 77% of the overall U.S. glatiramer acetate market (20 mg/mL and 40 mg/mL). Because GLATOPA is only a substitutable generic version of the 20 mg/mL formulation of COPAXONE, the market potential of GLATOPA is negatively impacted by the conversion of patients from once-daily COPAXONE to three-times-weekly COPAXONE. Teva reported $4.0 billion in worldwide sales of COPAXONE (20 mg/mL and 40 mg/mL) in 2015, $3.2 billion of which was from the United States.

Enoxaparin Sodium Injection—Generic LOVENOX®

Effective April 1, 2015, we began to earn 50% of contractually-defined profits on Sandoz’ sales of Enoxaparin Sodium Injection.

Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the three months ended June 30, 2016, and therefore we recorded no revenue for Enoxaparin Sodium Injection in the period. For the three months ended June 30, 2015, we recorded $0.1 million in profit share, net of a $0.1 million claw-back adjustment of pre-launch development expenses. The decrease in our product revenue was $0.1 million, or 100%, from the 2015 period to the 2016 period and was attributed to lower unit sales driven by lower market share.

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

Research and development revenue was $5.7 million and $25.6 million for the three months ended June 30, 2016 and 2015, respectively. The decrease in research and development revenue of $19.9 million, or 78%, from the 2015 period to the 2016 period was primarily due to $20 million in milestone payments earned in the second quarter of 2015 upon GLATOPA’s being the sole generic of COPAXONE 20 mg/mL to receive FDA approval in April 2015 and upon first commercial sale of GLATOPA in June 2015.

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

Research and development expense for the three months ended June 30, 2016 was $33.2 million, compared with $34.0 million for the three months ended June 30, 2015. The decrease of $0.8 million, or 2%, from the 2015 period to the 2016 period was due to decreases of $0.8 million in stock-based compensation expense and $8.4 million representing Mylan’s 50% share of biosimilar program collaboration costs, which was offset by increases of: $4.4 million in third-party development costs for M281 and certain of the biosimilar programs under our collaboration with Mylan; $2.2 million in non-clinical expenses to advance our novel autoimmune programs; $1.0 million in personnel-related expenses; $0.7 million in necuparanib Phase 2 clinical trial costs; and $0.1 million in other expenses.

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

The following table sets forth, in thousands, the primary components of our research and development external expenditures, including the amortization of our intangible asset, for each of our principal development programs for the three months ended June 30, 2016 and 2015. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of	Three Months Ended June 30,		Project Inception to
	June 30, 2016	2016	2015	June 30, 2016
External Costs Incurred by Product Candidate:
GLATOPA and M356—Generic COPAXONE® (20 mg/mL and 40 mg/mL)	ANDAs filed(1)	$1,001	$282	$50,157
Necuparanib—Oncology Product Candidate	Phase 2	2,235	3,004	42,166
Biosimilars	Various(2)	10,170	6,482	91,803
Other novel therapeutic programs	Various(3)	7,263	3,253
Internal Costs		20,912	20,962
Subtotal		$41,581	$33,983
Less: Reimbursable from Mylan(4)		(8,408)	—
Total Research and Development Expenses(4)		$33,173	$33,983

(1)	On April 16, 2015, the FDA approved the ANDA for once-daily GLATOPA. Sandoz launched GLATOPA on June 18, 2015. The ANDA for M356 is under FDA review.

(2)
Biosimilars include M923, a biosimilar candidate of HUMIRA® (adalimumab), M834, a biosimilar candidate of ORENCIA® (abatacept), as well as five other biosimilar candidates. Enrollment in a Baxalta-initiated pivotal clinical trial of M923 in patients with chronic plaque psoriasis is complete. We are in the final stages of preclinical and process development work and plan to initiate a clinical trial of M834 in the second half of 2016. Our other biosimilar candidates are in discovery and process development.

(3)
Other novel therapeutic programs include M281, for which a Phase 1 dosing study was initiated in 2016; M230, for which we expect to initiate a clinical trial in 2017; hsIVIg; as well as other discovery and non-clinical stage programs.

(4)
As a result of the cost-sharing provisions of the Mylan Collaboration Agreement, we offset approximately $8.4 million against research and development costs during the three months ended June 30, 2016.

GLATOPA and M356 external expenditures increased by $0.7 million, or 255% from the 2015 period to the 2016 period as we continued to support our M356 40 mg/mL ANDA filing. The decrease in our necuparanib external expenditures of $0.8 million, or 26%, from the 2015 period to the 2016 period was due to maturation of the Phase 2 clinical trial. External expenditures for our biosimilars programs increased by $3.7 million, or 57%, from the 2015 period to the 2016 period due to an increase of $4.0 million in development costs as we advanced the biosimilars programs, including M834, under our collaboration with Mylan. This increase was offset by a decrease of $0.3 million for M923, reflecting that Baxalta has clinical development responsibility for that program. The increase of $4.0 million, or 123%, in other novel therapeutic program external expenditures from the 2015 period to the 2016 period was due to increased nonclinical and process development to advance M281 into the clinic and M230 towards the clinic.

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

General and administrative expense for the three months ended June 30, 2016 was $14.9 million, compared with $13.3 million for the three months ended June 30, 2015. The increase of $1.6 million, or 12%, from the 2015 period to the 2016 period was due to an increase of $2.1 million in professional fees driven mainly by legal expenses, consulting fees and recruiting expenses. These increases were offset by a decrease of $0.5 million representing Mylan’s 50% share of collaboration costs under the cost-sharing provisions of the Mylan Collaboration Agreement.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

Interest Income

Interest income was $0.6 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively. The increase of $0.5 million from the 2015 period to the 2016 period was caused by higher average investment balances due to 2015 fundraising activities.

Other Income

Other income was $0.1 million for each of the three months ended June 30, 2016 and 2015 and represents other income related to a job creation tax award that was granted to us in the fourth quarter of 2012.

Comparison of Six Months Ended June 30, 2016 and 2015

Collaboration Revenue

GLATOPA®—Generic COPAXONE® (glatiramer acetate injection) 20 mg/mL

For the six months ended June 30, 2016, we recorded $35.5 million in product revenues from Sandoz’ sales of GLATOPA. For the six months ended June 30, 2015, we recorded $19.2 million in product revenues from Sandoz’ sales of GLATOPA net of a deduction of $9.0 million for reimbursement to Sandoz of 50% of pre-launch GLATOPA-related legal expenses incurred by Sandoz since 2008. Our share of Sandoz’s profits for the six months ended June 30, 2016 was $35.5 million, compared with $28.2 million in June 2015, the month Sandoz launched GLATOPA. The increase in our share of

Sandoz’s profits of $7.3 million, or 26%, from the 2015 period to the 2016 period was primarily due to higher GLATOPA units sold.

Enoxaparin Sodium Injection—Generic LOVENOX®

Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the six months ended June 30, 2016, and therefore we recorded no revenue for Enoxaparin Sodium Injection in the period. For the six months ended June 30, 2015, we earned $2.8 million in product revenue consisting of $0.1 million in second quarter profits, net of a claw-back adjustment of $0.1 million, and $2.7 million in royalties earned in the first quarter on Sandoz’s reported net sales of Enoxaparin Sodium Injection of $25.9 million. The decrease in our product revenue was $2.8 million, or 100%, from the 2015 period to the 2016 period and was attributed to the change in our collaboration economics and lower unit sales driven by lower market share and lower prices in response to competitor pricing reductions on enoxaparin.

Research and Development Revenue

Research and development revenue was $10.8 million and $31.4 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in research and development revenue of $20.6 million, or 66%, from the 2015 period to the 2016 period was primarily due to $20.0 million in milestone payments we earned in the second quarter of 2015 upon GLATOPA’s being the sole generic of COPAXONE 20 mg/mL to receive FDA approval in April 2015 and upon first commercial sale of GLATOPA in June 2015.

Research and Development Expense

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

Research and development expense for the six months ended June 30, 2016 was $61.9 million, compared with $56.7 million for the six months ended June 30, 2015. The increase of $5.2 million, or 9%, from the 2015 period to the 2016 period primarily resulted from increases of: $11.2 million in third-party research and process development costs primarily attributable to advance our biosimilar and novel autoimmune programs; $5.1 million in personnel-related expenses, of which $1.6 million is due to increased headcount and $3.5 million is primarily attributed to the reversal of prior period share-based compensation expense in the first quarter of 2015 associated with performance-based restricted stock awards that decreased the amount of research and development expenses we recorded; $0.7 million in allocated expenses for rent and maintenance of facilities, depreciation and amortization of leasehold improvements and equipment; and $0.3 million in intangible amortization. These increases were partially offset by a decrease of $12.1 million for Mylan’s 50% share of collaboration costs under the cost-sharing provisions of the Mylan Collaboration Agreement. In March 2015, we amended performance stock awards related to the GLATOPA ANDA approval to reduce the number of shares subject to the awards and to extend the performance period. Upon the amendment, stock compensation previously recognized was reversed and new stock compensation was recognized ratably based on the GLATOPA ANDA approval, which occurred in April 2015. In the first six months of 2015 research and development expense included a stock compensation credit of $5.1 million and expense of $3.0 million relating to the performance grants. In the first six months of 2016 research and development expense relating to the performance grants was $0.6 million.

The following table sets forth, in thousands, the primary components of our research and development external expenditures, including the amortization of our intangible asset, for each of our principal development programs for the six months ended June 30, 2016 and 2015. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of	Six Months Ended June 30,		Project Inception to
	June 30, 2016	2016	2015	June 30, 2016
External Costs Incurred by Product Candidate:
GLATOPA and M356—Generic COPAXONE® (20 mg/mL and 40 mg/mL)	ANDAs filed(1)	$1,294	$429	$50,157
Necuparanib—Oncology Product Candidate	Phase 2	5,290	5,104	42,166
Biosimilars	Various(2)	16,356	10,378	91,803
Other novel therapeutic programs	Various(3)	9,862	5,400
Internal Costs		41,216	35,422
Subtotal		$74,018	$56,733
Less: Reimbursable from Mylan(4)		(12,088)	—
Total Research and Development Expenses(4)		$61,930	$56,733

(1)	On April 16, 2015, the FDA approved the ANDA for once-daily GLATOPA. Sandoz launched GLATOPA on June 18, 2015. The ANDA for M356 is under FDA review.

(2)
Biosimilars include M923, a biosimilar candidate of HUMIRA® (adalimumab), M834, a biosimilar candidate of ORENCIA® (abatacept), as well as five other biosimilar candidates. Enrollment in a Baxalta-initiated pivotal clinical trial of M923 in patients with chronic plaque psoriasis is complete. We are in the final stages of preclinical and process development work and plan to initiate a clinical trial of M834 in the second half of 2016. Our other biosimilar candidates are in discovery and process development.

(3)
Other novel therapeutic programs include M281, for which a Phase 1 dosing study was initiated in 2016; M230, for which we expect to initiate a clinical trial in 2017; hsIVIg; as well as other discovery and non-clinical stage programs.

(4)	As a result of the cost-sharing provisions of the Mylan Collaboration Agreement, we offset approximately $12.1 million against research and development costs during the six months ended June 30, 2016.

GLATOPA and M356 external expenditures increased by $0.9 million, or 202%, from the 2015 period to the 2016 period as we continued to support our M356 40 mg/mL ANDA filing. Necuparanib external expenditures increased by $0.2 million from the 2015 period to the 2016 period as we accrued patients in our Phase 2 clinical trial. External expenditures for our biosimilars programs increased by $6.0 million, or 58%, from the 2015 period to the 2016 period due to an increase of $6.6 million in development costs as we advanced the biosimilars programs, including M834, under our collaboration with Mylan. This increase was offset by a decrease of $0.6 million for M923, reflecting that Baxalta has clinical development responsibility for that program. The increase of $4.5 million, or 83%, in other novel therapeutic programs external expenditures from the 2015 period to the 2016 period was due to increased nonclinical and process development to advance M281 and M230. Finally, internal costs grew by $5.8 million, or 16%, from the 2015 period to the 2016 period as we increased our headcount.

General and Administrative Expense

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

General and administrative expense for the six months ended June 30, 2016 was $30.5 million, compared with $21.2 million for the six months ended June 30, 2015. The increase of $9.3 million, or 44%, from the 2015 period to the 2016 period was primarily due to increases of $6.4 million in personnel-related expenses, of which $2.3 million is due to increased headcount and $4.1 million is primarily due to the reversal of prior period share-based compensation expense in the first quarter of 2015 associated with performance-based stock awards that decreased the amount of general and administrative expenses we recorded (discussed under “-- Research and Development Expense”), and $3.5 million in increased professional fees, driven mainly by consulting, legal and recruiting expenses. These increases were partially offset by a decrease of $0.6 million for Mylan’s 50% share of collaboration costs under the cost-sharing provisions of the Mylan Collaboration Agreement. In the first six months of 2015, general and administrative expense included a stock compensation credit of $5.4 million and an expense of $3.1 million relating to the performance grants. In the first six months of 2016 general and administrative expense relating to the performance grants was $0.7 million.

Interest Income

Interest income was $1.1 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively. The increase of $0.9 million from the 2015 period to the 2016 period was caused by higher average investment balances due to 2015 fundraising activities.

Other Income

Other income was $0.1 million for each of the six months ended June 30, 2016 and 2015, and represents other income related to a job creation tax award that was granted to us in the fourth quarter of 2012.

Liquidity and Capital Resources

At June 30, 2016, we had $336.9 million in cash, cash equivalents and marketable securities and $35.9 million in collaboration receivables, including $20.7 million for our profit share from GLATOPA sales in the three months ended June 30, 2016. In addition, we also held $20.7 million in restricted cash, of which $17.5 million serves as collateral for a security bond posted in the litigation against Amphastar. Our funds at June 30, 2016 were primarily invested in commercial paper, overnight repurchase agreements, asset-backed securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 12 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant market risk at June 30, 2016.

We have funded our operations primarily through the sale of equity securities and payments received under our collaboration and license agreements, including product revenue from Sandoz’ sales of Enoxaparin Sodium Injection and GLATOPA. Since our inception through June 30, 2016, we have received $638.0 million through private and public issuances of equity securities, including approximately $148.0 million in net proceeds from our May 2015 public offering of common stock and approximately $83.0 million under our At-the-Market Equity Offering Sales Agreements, or the ATM Agreements, with Stifel, Nicolaus & Company, Incorporated entered into in May 2014 and April 2015, respectively. As of June 30, 2016, we had received a cumulative total of $693.0 million under our collaborations with Sandoz, including $469.0 million in revenues on sales of Enoxaparin Sodium Injection and regulatory and commercial milestones related to that product, and $99.0 million in revenues on sales of GLATOPA and regulatory and commercial milestones related to that product. In addition, we received $85.0 million under our collaboration with Baxalta, including a $33.0 million upfront payment, $33.0 million in reimbursement of research and development services and costs and $19.0 million in license and milestone payments. In March 2016, we received a $45.0 million upfront payment from Mylan under the Mylan Collaboration Agreement. We expect to receive in 2016 $60.0 million of the up to $200.0 million in contingent milestone payments from Mylan under the Mylan Collaboration Agreement, such payments representing Mylan’s funding of its share of collaboration expenses.

We expect to fund our planned operating and expenditure requirements through a combination of current cash, cash equivalents and marketable securities; equity financings, including sales of common stock under our 2015 ATM Agreement; and milestone payments and product revenues under existing collaboration agreements. We may also seek funding from new collaborations and strategic alliances, debt financings and other financial arrangements. Future funding transactions may or may not be similar to our prior funding transactions. There can be no assurance that future funding transactions will be available on favorable terms, or at all. We currently believe that our current capital resources and projected milestone payments and product revenues will be sufficient to meet our operating requirements through at least the end of 2018.

In February 2016, we filed a shelf registration statement on Form S-3 (Reg No. 333-209813) with the SEC registering the offer, sale and issuance, from time to time, of common stock, preferred stock, debt securities and warrants. Our prior shelf registration statement on Form S-3 (Reg No. 333-188227) expired in April 2016.

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(8,839)	$(44,580)
Net cash provided by investing activities	$36,040	$22,934
Net cash (used in) provided by financing activities	$(438)	$232,104
Net increase in cash and cash equivalents	$26,763	$210,458

Cash provided by (used in) operating activities

The cash provided by or used in operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Cash used in operating activities was $8.8 million for the six months ended June 30, 2016 reflecting a net loss of $45.0 million, which was partially offset by non-cash charges of $4.7 million for depreciation and amortization of property, equipment and intangible assets, $9.8 million in shared-based compensation and $0.4 million for amortization of purchased premiums on our marketable securities.  The net change in our operating assets and liabilities provided cash of $21.2 million and resulted from: an increase in collaboration receivable of $14.7 million driven primarily by a receivable of $12.7 million representing the net amount due from Mylan for its 50% share of collaboration expenses under the cost-sharing arrangement. Additional changes include: an increase in prepaid expenses and other current assets of $0.6 million due to the timing of advance payments to vendors for nonclinical studies and other services and the amortization of those payments; an increase in other long-term assets of $0.7 million for advance payments to vendors for agreements with service periods that extend beyond 12 months; an increase in accounts payable of $8.1 million and a decrease in accrued expenses of $8.8 million due to the timing of vendor payments; an increase in deferred revenue of $37.4 million, primarily due to receipt of a $45.0 million upfront payment from Mylan offset by revenue recognized under the Baxalta and Mylan collaborations; a decrease in other current liabilities of $0.3 million primarily due to adjustments made to the short-term portions of the deferred rent and tenant improvement liabilities to reflect the extension of our 320 Bent Street lease agreement; and an increase in other long-term liabilities of $0.9 million to adjust the long-term portions of the deferred rent and tenant improvement liabilities for the extension of our 320 Bent Street lease agreement.

Cash used in operating activities was $44.6 million for the six months ended June 30, 2015 reflecting a net loss of $24.1 million, which was partially offset by non-cash charges of $4.5 million for depreciation and amortization of property, equipment and intangible assets, $2.2 million in shared-based compensation and $0.6 million for amortization of purchased premiums on our marketable securities. In addition, the net change in our operating assets and liabilities used cash of $27.8 million and resulted from: an increase in collaboration receivable of $25.8 million, driven primarily by a receivable of $19.2 million from Sandoz for second quarter 2015 GLATOPA profit share and a receivable of $10.0 million for a GLATOPA commercial milestone offset by lower reimbursable FTEs and costs for M923; a decrease in prepaid expenses and other current assets of $0.9 million due to the timing of advance payments to vendors for services and the amortization of those payments; a decrease in accounts payable of $5.5 million due to timing of vendor payments; an increase in accrued expenses of $7.0 million primarily due to process development services for our biosimilars programs; a decrease in deferred revenue of $4.1 million, due to higher quarterly amortization of revenue from the $33.0 million Baxalta upfront payment in 2012 and a $7.0 million M834 pre-defined “minimum development criteria” license payment in 2014; and a decrease in other long-term liabilities of $0.3 million, of which $0.1 million represents the amortization of a job creation tax award and $0.1 million is the amortization of the tenant improvement allowance over the term of our facility lease.

Cash provided by (used in) investing activities

Cash provided by investing activities of $36.0 million for the six months ended June 30, 2016 includes cash inflows of $261.7 million from maturities of marketable securities offset by cash outflows of $222.0 million for purchases of marketable securities and $3.7 million for capital equipment and leasehold improvements.

Cash provided by investing activities of $22.9 million for the six months ended June 30, 2015 includes cash inflows of $92.3 million from maturities of marketable securities partially offset by cash outflows of $68.0 million for purchases of marketable securities and $1.4 million for capital equipment and leasehold improvements.

Cash provided by (used in) financing activities

Cash used in financing activities of $0.4 million for the six months ended June 30, 2016 consists of $1.0 million of cash paid to tax authorities in connection with the vesting of employee performance-based restricted stock partially offset by $0.6 million in proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

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

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations including royalties payable to third parties, purchase commitments to various contractual research and manufacturing organizations and operating lease obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016 have not materially changed since we filed that report.

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

Please refer to Revenue Recognition within Note 2 “Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements for our discussion of our revenue recognition policy for our multiple element arrangements. The notes to our condensed consolidated financial statements are contained in Part I, Item I of this Quarterly Report on Form 10-Q.

New Accounting Standards

Please refer to Note 2 “Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements for a discussion of new accounting standards. The notes to our consolidated financial statements are contained in Part I, Item I of this Quarterly Report on Form 10-Q.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2016, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2016. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

M834-Related Proceedings

On July 2, 2015, we filed a petition for IPR with the PTAB to challenge the validity of U.S. Patent No 8,476,239, a patent for ORENCIA owned by Bristol Myers Squibb, or BMS. The PTAB issued a decision instituting the IPR proceedings in January 2016, and BMS filed for a rehearing by the full PTAB. Briefings by the parties will take place in 2016, with oral arguments scheduled for September 2016. A final opinion from the PTAB is expected in January 2017.

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

In July 2013, the District Court granted a motion by Amphastar and Actavis for summary judgment. We filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, which the CAFC denied in May 2014. On November 10, 2015, the CAFC affirmed the District Court summary judgment decision with respect to Actavis, reversed the District Court summary judgment decision with respect to Amphastar, and remanded the case against Amphastar to the District Court. On January 11, 2016, Amphastar filed a petition for rehearing by the CAFC, which was denied on February 17, 2016. The District Court trial is scheduled to begin on July 10, 2017. On May 17, 2016, Amphastar filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court, or the Court. The Court invited a response from Momenta and Sandoz Inc., which was filed with the Court on August 1, 2016. The Court is expected to issue its decision on whether to grant Amphastar’s petition in the Fall of 2016.

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

On September 17, 2015, Amphastar filed a complaint against us and Sandoz Inc. in the United States District Court for the Central District of California. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, we and Sandoz Inc. sought to prevent Amphastar from selling generic enoxaparin sodium injection and thereby exclude competition for generic enoxaparin sodium injection in violation of federal and California anti-trust laws and California unfair business laws. Amphastar is seeking unspecified damages and fees. In December 2015, we and Sandoz Inc. filed a motion to dismiss and a motion to transfer the case. In January 2016, the case was transferred to the United States District Court for the District of Massachusetts. In February 2016, Amphastar filed a writ of mandamus with the United States Court of Appeals for the Ninth Circuit requesting that the court reverse and review the District Court’s grant of transfer, and in May 2016, the writ requested by Amphastar was denied. On July 27, 2016, our and Sandoz Inc.’s motion to dismiss was granted by the District Court, and the case was dismissed.

On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital (“NGH”) filed a class action suit against us and Sandoz Inc. in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic enoxaparin sodium injection. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, we and Sandoz Inc. sought to prevent Amphastar from selling generic enoxaparin sodium injection and thereby exclude competition for generic enoxaparin sodium injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and unspecified damages and fees. In December 2015, we and Sandoz Inc. filed a motion to dismiss and a motion to transfer the case to the United States District Court for the District of Massachusetts. Hearings on the motions were held before a U.S. magistrate in April 2016 and February 2016, respectively. These motions are pending before the magistrate and subject to review by the court. While the outcome of litigation is inherently uncertain, we believe this suit is without merit, and we intend to vigorously defend ourself in this litigation.

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

We have incurred significant losses since our inception in May 2001. At June 30, 2016, our accumulated deficit was $497 million. We may incur annual operating losses over the next several years as we expand our drug development, commercialization and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.

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

Even if M356 (our generic product candidate for three-times-weekly COPAXONE 40 mg/mL) is approved by the FDA, if Teva is successful in the current M356 ANDA-related patent infringement litigation or Teva appeals a loss at trial, Sandoz may defer launch of M356 until the relevant COPAXONE patents expire or are ultimately determined not to be valid, unenforceable or not infringed. Otherwise, we may have to reimburse Sandoz for significant damages from contractual profits if Sandoz launches before those patents expire and they are ultimately determined to be enforceable, valid and infringed. In addition, Teva may allege that we and Sandoz, in manufacturing and selling GLATOPA and/or M356, are infringing COPAXONE patents other than those at issue in our current M356 patent litigation. If this occurs we may expend substantial resources from contractual profits in resulting litigation, the outcome of which would be uncertain. Any unfavorable outcome in such litigation could decrease or halt GLATOPA sales or future M356 sales, if any, prior to a successful defense of such litigation or expiration of any such patents, and we and Sandoz may incur significant damages, reducing our contractual profits and having a material adverse effect on our business.

Should Teva succeed in the current M356 ANDA-related patent infringement litigation, the launch of M356, if approved, may not occur until the patents expire, which would impair our ability to commercialize M356 and would harm our business and financial condition. If M356 is approved by the FDA prior to a decision in the patent infringement litigation, and Sandoz launches prior to such decision, and if Teva is ultimately successful, we and Sandoz may be liable for significant damages, including damages in excess of M356 product revenue, and our business and financial condition would be materially harmed. The possibility of incurring liability for such damages may reduce the scope of, or may delay, any launch of M356 prior to a favorable outcome of the patent infringement litigation by Sandoz. In addition, if we are unsuccessful in litigation, or pending the outcome of litigation or while litigation is pending, a court could issue a temporary injunction or a permanent injunction preventing us from manufacturing and selling M356 and prohibiting the use of previously manufactured product for commercial sale until a favorable outcome of the litigation or the expiration of the patents.

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

Pricing and market share of generic and biosimilar products may decline, often dramatically, as other generics or biosimilars of the same brand name drug or reference product, respectively, enter the market. Competing generics include brand name manufacturers’ “authorized generics” of their own brand name products. Generally, earlier-to-market generics and biosimilars are better able to gain significantly greater market share than later-to-market competing generics and biosimilars, respectively. Accordingly, revenue and profits from GLATOPA and, if approved, our generic and biosimilar product candidates, may be significantly reduced based on the timing and number of competing generics and biosimilars, respectively. We expect GLATOPA and, if approved, certain of our generic and biosimilar product candidates may face intense and increasing competition from other generics and biosimilars. For example, Mylan announced that the FDA had accepted for filing its ANDAs for generic versions of COPAXONE, and Synthon announced that it submitted ANDAs to the FDA for generic versions of COPAXONE. A launch of an additional generic version of COPAXONE could significantly reduce anticipated revenue from GLATOPA.

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

Brand companies may develop alternative versions of a reference brand product as part of a life cycle extension strategy, and may obtain approval of the alternative version under a supplemental new drug application, for a drug, or biologics license application for a biologic. The alternative version may offer patients added benefits such as a more convenient form of administration or dosing regimen. Should the brand company succeed in obtaining an approval of an alternative product, it may capture a significant share of the collective reference brand product market and significantly reduce the market for the original reference brand product and thereby the potential size of the market for our generic or biosimilar products. For example, Teva’s three-times-weekly COPAXONE 40 mg/mL, which launched in early 2014, accounts for approximately 77% of the overall U.S. glatiramer acetate market (20 mg/mL and 40 mg/mL). As a result, the market potential for GLATOPA has decreased, and may decrease further as additional patients are converted from once-daily COPAXONE to three-times-weekly COPAXONE. In addition, the alternative product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the alternative product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.

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

As of June 30, 2016, we had cash, cash equivalents and marketable securities totaling approximately $336.9 million. For the six months ended June 30, 2016, we had a net loss of $45.0 million and our operations used cash of $8.8 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development and commercialization of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements will depend on many factors, including but not limited to:

•	the level of sales of GLATOPA;

•	the successful commercialization of M356 and our other product candidates;

•	the cost of advancing our product candidates and funding our development programs, including the costs of nonclinical and clinical studies and obtaining regulatory approvals;

•	the receipt of milestone payments under our Baxalta Collaboration Agreement and continuation payments under our Mylan Collaboration Agreement;

•	the continuation of activities under our Baxalta Collaboration Agreement without disruption following the combination of Baxalta Incorporated and Shire;

•	the timing of FDA approval of the products of our competitors;

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

We expect to finance and manage our planned operating and capital expenditure requirements principally through our current cash, cash equivalents and marketable securities, capital raised through our collaboration agreements and equity financings, including utilization of our At-the-Market financing facility, and milestone payments and product revenues under existing collaboration agreements. We believe that these funds will be sufficient to meet our operating requirements through at least the end of 2018. We may seek additional funding in the future through third-party collaborations and licensing arrangements, public or private debt financings or from other sources. Any additional capital raised through the sale of equity may dilute existing investors’ percentage ownership of our common stock. Capital raised through debt financing would require us to make periodic interest payments and may impose potentially restrictive covenants on the conduct of our business. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also may not be able to fund our obligations under one or more of our collaboration agreements, which could enable one or more of our collaborators to terminate their agreements with us, and therefore harm our business, financial condition and results of operations.

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

Our near-term ability to generate GLATOPA product revenue depends, in large part, on Sandoz’ continued ability to manufacture and commercialize GLATOPA, maintain pricing levels and market share and compete with Teva’s three-times-

weekly COPAXONE 40 mg/mL, which currently accounts for approximately 77% of the overall U.S. glatiramer acetate market (20 mg/mL and 40 mg/mL). Because GLATOPA is only a substitutable generic version of the once-daily 20 mg/mL formulation of COPAXONE, the market potential of GLATOPA is negatively impacted by the conversion of patients from once-daily COPAXONE to three-times-weekly COPAXONE. In addition, other competitors may in the future receive approval to market generic versions of the 20 mg/mL formulation of COPAXONE which would further impact our product revenue, which is based on a fifty-percent contractual profit share and, as a result, our business, including our near-term financial results and our ability to utilize GLATOPA revenue to fund future discovery and development programs, may suffer.

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

If our patent litigation against Amphastar related to Enoxaparin Sodium Injection is not successful or third parties are successful in anti-trust litigation against us relating to Enoxparin Sodium Injection, we may be liable for damages and our business may be materially harmed.

In the event that we are not successful in our continued prosecution of our suit against Amphastar and Amphastar is able to prove it suffered damages as a result of the preliminary injunction preventing it from selling its enoxaparin product in the United States having been in effect, we could be liable for up to $35 million of the security bond for such damages. This amount may be increased if Amphastar is successful in their motion to increase the amount of the security bond. Moreover, if third parties are successful in anti-trust litigation against us for asserting our enoxaparin patent rights, they may be able to recover damages incurred as a result of enforcement of our patent rights, thereby negatively affecting our financial condition and results of operations.

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

The FDA’s practice is to rule within 150 days on Citizen Petitions that seek to prevent approval of an ANDA if the petition was filed after the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA. If, at the end of the 150-day period, the ANDA is not ready for approval or rejection, then the FDA has typically denied and dismissed the petition without acting on the petition. For example, Teva Neuroscience, Inc. filed eight Citizen Petitions regarding GLATOPA, all of which have been denied, dismissed or withdrawn. Teva also sought reversal of the denial of a Citizen Petition in federal court. Other third parties may also file Citizen Petitions requesting that the FDA adopt specific approval standards for generic or biosimilar products. Teva may seek to file additional Citizen Petitions pertaining to the 40 mg/mL M356 ANDA, and seek to delay or prevent the FDA approval of the 40 mg/mL M356 ANDA, which could materially harm our business.

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

We face, and will continue to face, competition with regard to our products and, if approved, our product candidates, based on many different factors, including:

•	the safety and effectiveness of our products;

•
with regard to our generic products and our generic and biosimilar product candidates, the differential availability of clinical data and experience and willingness of physicians, payers and formularies to rely on biosimilarity data;

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

If we or our collaborators are unable to establish and maintain key customer distribution arrangements, sales of our products, and therefore revenue, would be adversely impacted.

Drug products are sold through various channels, including retail, mail order, and to hospitals through group purchasing organizations, or GPOs. The distribution of such products is also managed by pharmacy benefit management firms such as Express Scripts or CVS. These purchasers and pharmacy benefit management firms rely on competitive bidding, discounts and rebates across their purchasing arrangements. We also believe that we, in collaboration with commercial collaboration partners, will need to maintain adequate drug supplies, remain price competitive, comply with FDA regulations and provide high-quality products to establish and maintain these relationships. The GPOs, pharmacy benefit management firms and other customers with whom we or our collaborators have established contracts may also have relationships with our competitors and may decide to contract for or otherwise prefer products other than ours, limiting access of products to certain market segments. Our sales could also be negatively affected by any rebates, discounts or fees that are required by, or offered to, GPOs, pharmacy benefit management firms, and customers, including wholesalers, distributors, retail chains or mail order services, to gain and retain market acceptance for our or our competitors’ products. For example, if pharmacy benefit management firms, distributors and other customers contract with Teva for net price discounts or rebates on COPAXONE 20 mg/mL and 40 mg/mL in exchange for exclusivity or preferred status for COPAXONE prior to approval and launch of M356, our opportunity to capture market share would be significantly restricted for the term of these contracts even after a launch of M356. If we or our collaborators are unable to establish and maintain competitive distribution arrangements with all of these customers, sales of our products, our revenue and our profits would suffer.

Even if we receive approval to market our product candidates, the market may not be receptive to our product candidates upon their commercial introduction, which could adversely affect our ability to generate sufficient revenue from product sales to maintain or grow our business.

Even if our product candidates are successfully developed and approved for marketing, our success and growth will also depend upon the acceptance of our products by patients, physicians and third-party payers. Acceptance of our products will be a function of our products being clinically useful, being cost effective and demonstrating sameness, in the case of our generic product candidate, and biosimilarity or interchangeability, in the case of our biosimilar product candidates, with an acceptable side effect profile as compared to existing or future treatments. In addition, even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time.

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

Determination of therapeutic equivalence of M356 to COPAXONE 40 mg/mL will be based, in part, on our demonstration of the chemical equivalence of our version to their respective reference listed drugs. The FDA may not agree that we have adequately characterized M356 or that M356 and COPAXONE 40 mg/mL are chemical equivalents. In that case, the FDA may require additional information, including nonclinical or clinical trial results, to determine therapeutic equivalence or to confirm that any inactive ingredients or impurities do not compromise the product’s safety and efficacy. Provision of sufficient information for approval may be difficult, expensive and lengthy. We cannot predict whether M356 will receive FDA approval as therapeutically equivalent to COPAXONE 40 mg/mL.

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

Assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent. We may be subject to a third-party preissuance submission of prior art to the the U.S. Patent and Trademark Office, or U.S. PTO, or become involved in opposition, derivation, reexamination, IPR or interference proceedings challenging our patent rights or the patent rights of others. For example, several of our European patents are being challenged in opposition proceedings before the European Patent Office. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

Our pending patent applications may not result in issued patents. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the U.S. PTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries.

While the United States Court of Appeals for the Federal Circuit ruled that the practice of our patented commercial manufacturing test by Amphastar did not fall within the scope of the safe harbor from patent infringement under federal patent law, 35 USC section 271(e)(1), Amphastar is seeking to challenge the ruling at the U.S. Supreme Court, and there may remain uncertainty in the future regarding enforcement of our patents protecting manufacturing test methods. Additional information about this litigation is set forth under Part II, Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q. The uncertainty regarding the scope of the safe harbor may impair our ability to enforce certain of our patent rights and reduce the likelihood of enforcing certain of our patent rights to protect our innovations and our products. Accordingly, we do not know the degree of future enforceability for some of our proprietary rights.

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

Since many of our product candidates are developed under collaborations with third parties, we do not have sole decision making authority with respect to commercialization or development of those product candidates. We have built relationships and work collaboratively with our third party collaborators and manufacturers to ensure the success of our development and commercialization efforts. A significant change in the senior management team, or business operations, including, a change in control or internal corporate restructuring, of any of our collaboration partners or third party manufacturers could result in delayed timelines on our products. In addition, we may have to re-establish working relationships and familiarize new counterparts with our products and business. Any such change may result in the collaboration partner or third party manufacturer internally re-prioritizing our programs or decreasing resources allocated to support our programs. For example, in June 2016, Baxalta Incorporated and Shire announced the completion of a combination of Baxalta Incorporated and Shire. As a result of such combination, we are dependent on Shire to allocate resources for future development and commercialization of M923, and there could be changes or delays in the timing of the M923 program in connection with the integration of Baxalta Incorporated and Shire. Similar changes with respect to any of our other collaborators may negatively impact our business operations.

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

•
litigation involving our company or our general industry or both, including litigation pertaining to the launch of our, our collaborative partners’ or our competitors’ products, including without limitation, a decision in the M356 patent litigation or a competitors’ related patent litigation that prevents the launch or delays the launch of our M356 product;

•	a decision in favor of, or against, Amphastar in our patent litigation suits, a settlement related to any case; or a decision in favor of third parties in anti-trust litigation filed against us;

•	announcements by other companies regarding the status of their ANDAs for generic versions of COPAXONE;

•	FDA approval of other companies’ ANDAs for generic versions of COPAXONE;

•	marketing and/or launch of other companies’ generic versions of COPAXONE;

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

Item 6.    EXHIBITS

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
+*10.1	Amendment No. 4, dated May 26, 2016, to the Collaboration and License Agreement, dated June 13, 2007, by and between Sandoz AG and the Registrant, as amended.
*10.2	Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan (as amended and restated).
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

+	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to Unaudited, Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.
Date: August 5, 2016
	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)
Date: August 5, 2016

	By:	/s/ Richard P. Shea
Richard P. Shea, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)