Form 10-Q/A
period 2016-03-31
MOMENTA PHARMACEUTICALS INC
filed 2016-09-01
CIK 1235010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

As of August 31, 2016, there were 70,983,760 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE

Momenta Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (the “Original Form 10-Q”) as an exhibit-only filing in response to a comment letter received from the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.2 to the Original Form 10-Q. This Amendment is being filed solely to re-file Exhibit 10.2 to remove the redaction of certain information. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Original Form 10-Q. This Amendment does not reflect events occurring after the filing of the Original Form 10-Q and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Original Form 10-Q in any way.

Item 6.    EXHIBITS

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
***10.1	Non-Employee Director Compensation Summary.

*+10.2	Collaboration Agreement, by and between Momenta Pharmaceuticals, Inc. and Mylan Ireland Limited, executed as of January 8, 2016.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Taxonomy Extension Schema Document.

***101.CAL	XBRL Taxonomy Calculation Linkbase Document.

***101.LAB	XBRL Taxonomy Label Linkbase Document.

***101.PRE	XBRL Taxonomy Presentation Linkbase Document.

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

***101.REF	XBRL Taxonomy Reference Linkbase Document.

*                                    Filed herewith.

**                             Furnished herewith.

***                      Previously filed or furnished with, or incorporated by reference in, the Original Form 10-Q.

+                                    Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

The following materials filed with the Original Form 10-Q for the period ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Unaudited, Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.

Date: September 1, 2016	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: September 1, 2016	By:	/s/ Richard P. Shea
Richard P. Shea, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)