Form 10-Q
period 2016-09-30
MOMENTA PHARMACEUTICALS INC
filed 2016-11-04
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 31, 2016, there were 71,021,528 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are about future events or future results, or are otherwise not statements of historical fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management. In some cases, these statements can be identified by words such as “anticipate,” “approach,” “believe,” “can,” “contemplate,” “continue,” “could,” “ensure,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “objective,” “opportunity,” “plan,” “potential”, “predict,” “project,” “pursue,” “seek,” “schedule,” “should,” “strategy,” “target,” “typically,” “will,” “would,” and other similar words or expressions, or the negative of these words or similar words or expressions. These statements include, but are not limited to, statements regarding our expectations regarding the development and utility of our products and product candidates; development, manufacture and commercialization of our products and product candidates; efforts to seek and manage relationships with collaboration partners, including without limitation for our biosimilar programs; the timing of clinical trials and the availability of results; the timing of launch of products and product candidates; GLATOPA®  (glatiramer acetate injection) market share, market potential and product revenues; M356 launch timing and market potential; the timing, merits, strategy, impact and outcome of litigation and legal proceedings; collaboration revenues and research and development revenues; manufacturing, including but not limited to our intent to rely on contract manufacturers; regulatory filings, reviews and approvals; the sufficiency of our current capital resources and projected milestone payments and product revenues for future operations; our future financial position, including but not limited to our future operating losses, our potential future profitability, our future expenses, the composition and mix of our cash, cash equivalents and marketable securities, our future revenues and our future liabilities; our funding transactions and our intended uses of proceeds thereof; Enoxaparin Sodium Injection product revenues and market potential; product candidate development costs; receipt of contingent milestone payments; accounting policies, estimates and judgments; our estimates regarding the fair value of our investment portfolio; the market risk of our cash equivalents, marketable securities, and derivative, foreign currency and other financial instruments; rights, obligations, terms, conditions and allocation of responsibilities and decision making under our collaboration agreements; the regulatory pathway for biosimilars; our strategy, including but not limited to our regulatory strategy, and scientific approach; the importance of key customer distribution arrangements; market potential and acceptance of our products and product candidates; future capital requirements; reliance on our collaboration partners and other third parties; the competitive landscape; changes in, impact of and compliance with laws, rules and regulations; product reimbursement policies and trends; pricing of pharmaceutical products, including our products and product candidates; our stock price; our intellectual property strategy and position; sufficiency of insurance; attracting and retaining qualified personnel; our internal controls and procedures; acquisitions or investments in companies, products and technologies; entering into license arrangements; marketing plans; financing our planned operating and capital expenditure; leasing additional facilities; materials used in our research and development; transfer of regulatory, development, manufacturing and commercialization activities and related records for M923; the assignment of third party agreements relating to M923; the grant of licenses and the payment of a royalty on net sales relating to M923; Baxalta’s continuing to perform development and manufacturing activities for M923; dilution; royalty rates; and vesting of equity awards.

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

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$106,279	$61,461
Marketable securities	202,679	288,583
Collaboration receivable	45,752	21,185
Prepaid expenses and other current assets	4,816	3,479
Total current assets	359,526	374,708
Property and equipment, net	20,976	21,896
Restricted cash	21,761	20,660
Intangible assets, net	5,478	3,528
Other long-term assets	1,369	248

Total assets	$409,110	$421,040

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,801	$4,053
Accrued expenses	16,539	24,499
Deferred revenue	21,740	9,770
Other current liabilities	83	460
Total current liabilities	48,163	38,782
Deferred revenue, net of current portion	33,310	12,213
Other long-term liabilities	1,858	69

Total liabilities	83,331	51,064
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 5,000 shares authorized, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value per share designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized, 71,246 shares issued and 71,017 shares outstanding at September 30, 2016 and 69,077 shares issued and 68,958 outstanding at December 31, 2015	7	7
Additional paid-in capital	843,549	824,385
Accumulated other comprehensive income	250	4
Accumulated deficit	(514,914)	(452,372)
Treasury stock, at cost, 229 shares at September 30, 2016 and 119 shares at December 31, 2015	(3,113)	(2,048)

Total stockholders’ equity	325,779	369,976

Total liabilities and stockholders’ equity	$409,110	$421,040
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Collaboration revenues:
Product revenue	$23,339	$8,666	$58,831	$30,693
Research and development revenue	5,805	5,129	16,593	36,565
Total collaboration revenue	29,144	13,795	75,424	67,258

Operating expenses:
Research and development*	31,568	31,733	93,498	88,466
General and administrative*	15,758	12,459	46,301	33,678
Total operating expenses	47,326	44,192	139,799	122,144

Operating loss	(18,182)	(30,397)	(64,375)	(54,886)

Other income	638	347	1,833	737

Net loss	$(17,544)	$(30,050)	$(62,542)	$(54,149)

Basic and diluted net loss per share	$(0.26)	$(0.44)	$(0.91)	$(0.88)

Weighted average shares used in computing basic and diluted net loss per share	68,799	68,004	68,540	61,442

Comprehensive loss:
Net loss	$(17,544)	$(30,050)	$(62,542)	$(54,149)
Net unrealized holding (losses) gains on available-for-sale marketable securities	(36)	(4)	246	32
Comprehensive loss	$(17,580)	$(30,054)	$(62,296)	$(54,117)

* Non-cash share-based compensation expense included in operating expenses is as follows:

Research and development	$2,042	$2,122	$6,426	$3,031
General and administrative	$2,897	$2,435	$8,330	$3,756

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(62,542)	$(54,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,726	5,799
Share-based compensation expense	14,756	6,787
Amortization of premium on investments	524	987
Amortization of intangibles	1,240	796
Changes in operating assets and liabilities:
Collaboration receivable	(24,567)	(2,693)
Prepaid expenses and other current assets	(1,337)	136
Restricted cash	(1,101)	59
Other long-term assets	(1,121)	—
Accounts payable	5,748	(1,714)
Accrued expenses	(7,960)	3,779
Deferred revenue	33,067	(6,572)
Other current liabilities	(377)	25
Other long-term liabilities	1,789	(422)

Net cash used in operating activities	(36,155)	(47,182)

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,806)	(2,747)
Purchases of marketable securities	(264,905)	(281,500)
Proceeds from maturities of marketable securities	350,531	105,844

Net cash provided by (used in) investing activities	80,820	(178,403)

Cash Flows from Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	—	148,439
Net proceeds from issuance of common stock under ATM facilities	—	64,503
Proceeds from issuance of common stock under stock plans	1,218	23,329
Repurchase of common stock pursuant to share surrender	(1,065)	(2,048)

Net cash provided by financing activities	153	234,223

Increase in cash and cash equivalents	44,818	8,638
Cash and cash equivalents, beginning of period	61,461	61,349
Cash and cash equivalents, end of period	$106,279	$69,987

Non-Cash Investing Activity:
Common shares issued to Parivid to settle milestone payment	$3,190	$—

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Business

Momenta Pharmaceuticals, Inc., or the Company or Momenta, was incorporated in the state of Delaware in May 2001 and began operations in early 2002. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company focused on developing generic versions of complex drugs, biosimilars and novel therapeutics for autoimmune diseases. The Company presently derives all of its revenue from its collaborations.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s audited consolidated financial statements for the year ended December 31, 2015, which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on February 26, 2016. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

The accompanying condensed consolidated financial statements reflect the operations of the Company and the Company’s wholly-owned subsidiary, Momenta Pharmaceuticals Securities Corporation. All significant intercompany accounts and transactions have been eliminated.

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

At September 30, 2016, the Company had collaboration and license agreements with Sandoz AG (formerly Sandoz N.V. and Biochemie West Indies, N.V.), an affiliate of Novartis Pharma AG, and Sandoz Inc. (formerly Geneva Pharmaceuticals, Inc.), collectively referred to as Sandoz; Sandoz AG; Baxalta U.S. Inc., Baxalta GmbH and Baxalta Incorporated, collectively referred to as Baxalta; and Mylan Ireland Limited, a wholly-owned, indirect subsidiary of Mylan N.V., or Mylan.

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

The following table presents anti-dilutive shares for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average anti-dilutive shares related to:
Outstanding stock options	6,826	2,690	6,880	4,341
Restricted stock awards	1,500	457	1,052	547

Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same for the three and nine months ended September 30, 2016 and 2015. Anti-dilutive shares comprise the impact of the number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income. Furthermore, 1,439,985 performance-based restricted common stock awards that were granted between April and September 30, 2016 had not vested as of September 30, 2016, and were excluded from diluted shares outstanding as the vesting conditions for the awards, discussed further in Note 6 “Share-Based Payments - Restricted Stock Awards,” had not been met as of September 30, 2016.

Fair Value Measurements

The tables below present information about the Company’s assets that are regularly measured and carried at fair value as of September 30, 2016 and December 31, 2015, and indicate the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

Description	Balance as of September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds and overnight repurchase agreements	$103,808	$80,808	$23,000	$—
Marketable securities:
Corporate debt securities	14,170	—	14,170	—
Commercial paper obligations	88,010	—	88,010	—
Asset-backed securities	100,499	—	100,499	—

Total	$306,487	$80,808	$225,679	$—

Description	Balance as of December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds and overnight repurchase agreements	$54,077	$30,077	$24,000	$—
Marketable securities:
U.S. government-sponsored enterprise securities	24,290	—	24,290	—
Corporate debt securities	73,651	—	73,651	—
Commercial paper obligations	125,805	—	125,805	—
Asset-backed securities	64,837	—	64,837	—

Total	$342,660	$30,077	$312,583	$—

There have been no impairments of the Company’s assets measured and carried at fair value during the three and nine months ended September 30, 2016 and 2015. In addition, there were no changes in valuation techniques or transfers between the fair value measurement levels during the three and nine months ended September 30, 2016. The fair value of Level 2 instruments classified as marketable securities were determined through third party pricing services. For a description of the Company’s validation procedures related to prices provided by third party pricing services, refer to Note 2 “Summary of Significant Accounting Policies: Fair Value Measurements” to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. The carrying amounts reflected in the Company’s accompanying condensed consolidated balance sheets for cash, accounts receivable, unbilled receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Cash, Cash Equivalents and Marketable Securities

The Company’s cash equivalents are primarily composed of money market funds carried at fair value, which approximate cost at September 30, 2016 and December 31, 2015. The Company classifies corporate debt securities, commercial paper, asset-backed securities and U.S. government-sponsored enterprise securities as short-term and long-term marketable securities in its consolidated financial statements. See Note 2 “Summary of Significant Accounting Policies: Cash, Cash Equivalents and Marketable Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the Company’s accounting policies.

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of September 30, 2016 and December 31, 2015 (in thousands):

As of September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$106,279	$—	$—	$106,279
Corporate debt securities due in one year or less	14,172	2	(4)	14,170
Commercial paper obligations due in one year or less	87,773	237	—	88,010
Asset-backed securities due in one year or less	100,484	16	(1)	100,499

Total	$308,708	$255	$(5)	$308,958

Reported as:
Cash and cash equivalents	$106,279	$—	$—	$106,279
Marketable securities	202,429	255	(5)	202,679

Total	$308,708	$255	$(5)	$308,958

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$61,461	$—	$—	$61,461
U.S. government-sponsored enterprise securities due in one year or less	24,285	5	—	24,290
Corporate debt securities due in one year or less	73,735	1	(84)	73,652
Commercial paper obligations due in one year or less	125,693	120	(8)	125,805
Asset-backed securities due in one year or less	64,866	—	(30)	64,836

Total	$350,040	$126	$(122)	$350,044

Reported as:
Cash and cash equivalents	$61,461	$—	$—	$61,461
Marketable securities	288,579	126	(122)	288,583

Total	$350,040	$126	$(122)	$350,044

At September 30, 2016 and December 31, 2015, the Company held 11 and 66 marketable securities, respectively, that were in a continuous unrealized loss position for less than one year. At September 30, 2016 and December 31, 2015, there were no securities in a continuous unrealized loss position for greater than one year.  The Company believes the unrealized losses were caused by fluctuations in interest rates.

The following table summarizes the aggregate fair value of these securities as of September 30, 2016 and December 31, 2015 (in thousands):

	As of September 30, 2016		As of December 31, 2015
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Corporate debt securities due in one year or less	$7,167	$(4)	$70,657	$(84)
Commercial paper obligations due in one year or less	$—	$—	$33,734	$(8)
Asset-backed securities due in one year or less	$21,684	$(1)	$61,337	$(30)

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. The Company is currently evaluating the method of adoption and the potential impact that these standards may have on its financial position and results of operations.

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

3. Intangible Assets

In April 2007, the Company entered into an asset purchase agreement with Parivid, LLC, or Parivid, a provider of data integration and analysis services, and S. Raguram, the principal owner of Parivid. Pursuant to the asset purchase agreement, the Company acquired certain of the assets and assumed certain of the liabilities of Parivid related to the acquired assets in exchange for $2.5 million in cash paid at closing and certain contingent milestone payments in a combination of cash and/or stock in the manner and on the terms and conditions set forth in the asset purchase agreement if certain milestones were achieved within fifteen years of the date of the asset purchase agreement. The asset purchase agreement was amended in August 2009 and in July 2011. Between 2009 and 2011, the Company made cash payments to Parivid of $7.3 million and issued 91,576 shares of its common stock valued at $10.92 per share to Parivid in satisfaction of certain Enoxaparin Sodium Injection-related milestones under the amended asset purchase agreement. As of June 18, 2016, the one-year anniversary of the commercial launch of GLATOPA, GLATOPA remained the sole generic COPAXONE 20 mg/mL product on the U.S. market, triggering the final milestone payment under the amended asset purchase agreement. In connection with the final milestone, in June 2016, the Company recorded an intangible asset and a non-current liability of $2.9 million. On August 10, 2016, the Company issued 265,605 shares of its common stock to Parivid to satisfy the GLATOPA-related milestone. The Company recorded $3.2 million as an intangible asset based on the number of shares issued and the closing price of the Company’s common stock on the date the shares were issued to Parivid.

Intangible assets consist solely of the core developed technology assets acquired from Parivid. The intangible assets are being amortized using the straight-line method over the estimated useful life of GLATOPA of approximately six years through June 2021. As of September 30, 2016 and December 31, 2015, intangible assets, net of accumulated amortization, were as follows (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Total intangible assets for core and developed technology and non-compete agreement	$13,617	$(8,139)	$5,478	$10,427	$(6,899)	$3,528

The weighted-average amortization period for the Company’s intangible assets is six years. Amortization expense was approximately $0.3 million for each of the three months ended September 30, 2016 and 2015. Amortization expense was approximately $1.2 million and $0.8 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company expects to incur amortization expense of approximately $1.2 million per year for each of the next four years and approximately $0.9 million in the fifth year.

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

The Company designated $0.7 million as collateral for a letter of credit related to the lease of office and laboratory space located at 320 Bent Street in Cambridge, Massachusetts. This balance will remain restricted through February 2027 and during any lease term extensions and therefore is classified as non-current in the Company’s consolidated balance sheet. The Company will earn interest on the balance.

Simultaneous with the execution of the lease of office and laboratory space located at 301 Binney Street in Cambridge, Massachusetts in September 2016, the Company is obligated to deliver to the lessor a security deposit in the form of an irrevocable standby letter of credit in the amount of approximately two months of the monthly base rent, or $1.1 million. Although the letter of credit was issued in October 2016, the Company considers this amount restricted as of September 30, 2016. This balance will remain restricted through June 2025 and during any lease term extensions and therefore is classified as non-current in the Company’s consolidated balance sheet. The Company will earn interest on the balance.

5. Collaboration and License Agreements

At September 30, 2016, the Company had collaboration and license agreements with Sandoz, Sandoz AG, Baxalta and Mylan.

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

The following tables provide amounts by period indicated and by line item included in the Company’s accompanying condensed consolidated statements of operations and comprehensive loss attributable to transactions arising from its significant collaborative arrangements and all other arrangements, as defined in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 808, Collaborative Arrangements. The dollar amounts in the tables below are in thousands.

	For the Three Months Ended September 30, 2016
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Baxalta Collaboration Agreement	Mylan Collaboration Agreement (1)	Total Collaborations
Collaboration revenues:
Product revenue	$—	$23,339	$—	$—	$23,339
Research and development revenue:
Recognition of upfront payments and license payments	—	—	2,498	1,785	4,283
Research and development services and external costs	128	494	900	—	1,522
Total research and development revenue	$128	$494	$3,398	$1,785	$5,805
Total collaboration revenues	$128	$23,833	$3,398	$1,785	$29,144
Operating expenses:
Research and development expense(2)(3)	$1	$349	$402	$8,809	$9,561
General and administrative expense(2)(3)	$332	$66	$—	$847	$1,245
Total operating expenses	$333	$415	$402	$9,656	$10,806

	For the Three Months Ended September 30, 2015
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Baxalta Collaboration Agreement	Total Collaborations
Collaboration revenues:
Product revenue	$—	$8,666	$—	$8,666
Research and development revenue:
Milestone payments	—	—	—	—
Recognition of upfront payments and license payments	—	—	2,442	2,442
Research and development services and external costs	69	742	1,876	2,687
Total research and development revenue	$69	$742	$4,318	$5,129
Total collaboration revenues	$69	$9,408	$4,318	$13,795
Operating expenses:
Research and development expense(2)	$—	$274	$251	$525
General and administrative expense(2)	$104	$38	$166	$308
Total operating expenses	$104	$312	$417	$833

(1)	The Mylan Collaboration Agreement, as defined below, became effective on February 9, 2016.

(2)
The amounts generally represent external expenditures, including amortization of an intangible asset, and exclude salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies, as the majority of such costs are not directly charged to programs.

(3)
As a result of the cost-sharing provisions of the Mylan Collaboration Agreement, the Company offset approximately $7.7 million against research and development costs and $0.4 million against general and administrative costs during the three months ended September 30, 2016.

	For the Nine Months Ended September 30, 2016
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Baxalta Collaboration Agreement	Mylan Collaboration Agreement (1)	Total Collaborations
Collaboration revenues:
Product revenue	$—	$58,831	$—	$—	$58,831
Research and development revenue:
Recognition of upfront payments and license payments	—	—	7,382	4,550	11,932
Research and development services and external costs	266	1,878	2,517	—	4,661
Total research and development revenue	$266	$1,878	$9,899	$4,550	$16,593
Total collaboration revenues	$266	$60,709	$9,899	$4,550	$75,424
Operating expenses:
Research and development expense(2)(3)	$1	$1,643	$880	$20,897	$23,421
General and administrative expense(2)(3)	$1,865	$341	$316	$1,411	$3,933
Total operating expenses	$1,866	$1,984	$1,196	$22,308	$27,354

	For the Nine Months Ended September 30, 2015
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Baxalta Collaboration Agreement	Total Collaborations
Collaboration revenues:
Product revenue	$2,843	$27,850	$—	$30,693
Research and development revenue:
Milestone payments	—	20,000	—	20,000
Recognition of upfront payments and license payments	—	—	6,572	6,572
Research and development services and external costs	450	2,220	7,323	9,993
Total research and development revenue	$450	$22,220	$13,895	$36,565
Total collaboration revenues	$3,293	$50,070	$13,895	$67,258
Operating expenses:
Research and development expense(2)	$208	$703	$1,376	$2,287
General and administrative expense(2)	$326	$149	$798	$1,273
Total operating expenses	$534	$852	$2,174	$3,560

(1)	The Mylan Collaboration Agreement, as defined below, became effective on February 9, 2016.

(2)
The amounts generally represent external expenditures, including amortization of an intangible asset, and exclude salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies, as the majority of such costs are not directly charged to programs.

(3)
As a result of the cost-sharing provisions of the Mylan Collaboration Agreement, the Company offset approximately $19.8 million against research and development costs and $1.0 million against general and administrative costs during the nine months ended September 30, 2016.

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

Sandoz began selling Enoxaparin Sodium Injection in July 2010. For the three months ended March 2015, the Company received a 10% royalty on net sales. In June 2015, the Company and Sandoz amended the 2003 Sandoz Collaboration Agreement, effective April 1, 2015, to provide that Sandoz would pay the Company 50% of contractually-defined profits on sales. For the nine months ended September 30, 2015, the Company earned $2.8 million in product revenue consisting of $0.1 million in profits from Sandoz' sales of Enoxaparin in the second quarter of 2015, net of a claw-back adjustment of $0.1 million, and $2.7 million in royalties from Sandoz' sales of Enoxparin in the first quarter of 2015. Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the three months ended September 30, 2016, three months ended September 30, 2015 or the nine months ended September 30, 2016, and therefore the Company did not record product revenue for Enoxaparin Sodium Injection in those periods.

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

2006 Sandoz Collaboration Agreement

In 2006 and 2007, the Company entered into a series of agreements, including a collaboration and license agreement, as amended, or the 2006 Sandoz Collaboration Agreement, with Sandoz AG; and a stock purchase agreement and an investor rights agreement, with Novartis Pharma AG. Under the 2006 Sandoz Collaboration Agreement, the Company and Sandoz AG agreed to exclusively collaborate on the development and commercialization of GLATOPA and M356, among other products. Costs, including development costs and the costs of clinical studies, will be borne by the parties in varying proportions depending on the type of expense. For GLATOPA and M356, the Company is generally responsible for all of the development costs in the United States. For GLATOPA and M356 outside of the United States, the Company shares development costs in proportion to its profit sharing interest. The Company is reimbursed at a contractual FTE rate for any FTE employee expenses as well as any external costs incurred in the development of products to the extent development costs are born by Sandoz. All commercialization costs are borne by Sandoz.

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

For the three months ended September 30, 2016, the Company recorded $23.3 million in product revenues from Sandoz’ sales of GLATOPA. For the nine months ended September 30, 2016, the Company recorded $58.8 million in product revenues from Sandoz’ sales of GLATOPA. The Company is eligible to receive in the aggregate up to $120 million in additional milestone payments upon the achievement of certain commercial and sales-based milestones for GLATOPA and M356 in the United States. None of these payments, once received, is refundable and there are no general rights of return in the arrangement. Sandoz AG has agreed to indemnify the Company for various claims, and a certain portion of such costs may be offset against certain future payments received by the Company.

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

Baxalta Collaboration Agreement

The Company and Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, collectively referred to as Baxter, entered into a global collaboration and license agreement effective February 2012, or the Baxter Collaboration Agreement, to develop and commercialize biosimilars, including M923. In connection with Baxter’s internal corporate restructuring in July 2015, Baxter assigned all of its rights and obligations under the Baxter Collaboration Agreement to Baxalta. In light of the assignment, all references to Baxter and the Baxter Collaboration Agreement have been replaced with references to Baxalta and the Baxalta Collaboration Agreement, respectively. On June 3, 2016, Baxalta Incorporated and Shire plc, or Shire, announced the completion of the combination of Baxalta Incorporated and Shire. As a result of the combination, Baxalta Incorporated is a wholly-owned subsidiary of Shire. On September 27, 2016, Baxalta gave the Company twelve months’ prior written notice of the exercise of its right to terminate for its convenience the Baxalta Collaboration Agreement.

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

Under the Baxalta Collaboration Agreement, each party granted the other an exclusive license under its intellectual property rights to develop and commercialize M923 for all therapeutic indications. The Company agreed to provide development and related services on a commercially reasonable basis through the filing of an Investigational New Drug application, or IND, or equivalent application in the European Union for M923. Development and related services include high-resolution analytics, characterization, and product and process development. Baxalta is responsible for clinical development, manufacturing and commercialization activities and will exclusively distribute and market M923. The Company has the right to participate in a joint steering committee, consisting of an equal number of members from the Company and Baxalta, to oversee and manage the development and commercialization of M923 under the collaboration. Costs, including development costs, payments to third parties for intellectual property licenses, and expenses for legal proceedings, including the patent exchange process pursuant to the Biologics Price Competition and Innovation Act of 2009, will be borne by the parties in varying proportions, depending on the type of expense and the stage of development. The Company is reimbursed at a contractual FTE rate for any FTE employee expenses and external development costs for reimbursable activities related to M923.

Under the terms of the Baxalta Collaboration Agreement, the Company received an initial cash payment of $33 million, a $7 million license payment for achieving pre-defined “minimum development criteria” for M834, and $12 million in technical and development milestone payments in connection with the UK Medicines and Healthcare Products Regulatory Agency’s acceptance of Baxalta’s clinical trial application to initiate a pharmacokinetic clinical trial for M923.

Under the terms of the Baxalta Collaboration Agreement, the effective date of the termination is twelve months following the date Baxalta gave the termination notice, as more particularly set forth in the Baxalta Collaboration Agreement, or the Effective Date. As of the Effective Date, (i) Baxalta is obligated to transfer to the Company all ongoing regulatory, development, manufacturing and commercialization activities and related records for M923 and, at the Company’s request, assign to the Company any third party agreements reasonably necessary for and primarily related to the development, manufacture, and commercialization of M923 to the extent permitted by the agreements' terms, (ii) the licenses granted pursuant to the Baxalta Collaboration Agreement by the Company to Baxalta under the Company’s intellectual property rights relating to M923 will terminate, the licenses granted pursuant to the Baxalta Collaboration Agreement by Baxalta to the

Company under Baxalta’s intellectual property rights relating to M923 will survive, and Baxalta is obligated to grant to the Company additional licenses under Baxalta’s intellectual property rights relating to M923 existing as of the Effective Date, and (iii) the Company is obligated to pay to Baxalta a royalty of 5% of net sales, as such term is defined in the Baxalta Collaboration Agreement, until Baxalta’s development expenses and commercialization costs, as such terms are defined in the Baxalta Collaboration Agreement, occurring through the Effective Date are reimbursed. Following receipt of the termination notice, the Company is no longer eligible to receive any regulatory milestone payments under the Baxalta Collaboration Agreement. Prior to the Effective Date, Baxalta is obligated to continue to perform development and manufacturing activities for M923, which is currently in a pivotal clinical trial from which data is expected to be reported in 2016.

In accordance with FASB’s ASU No. 2009-13: Multiple-Deliverable Revenue Arrangements (Topic 615), the Company identified the deliverables at the inception of the Baxalta Collaboration Agreement. The deliverables were determined to include (i) six development and product licenses, for each of M923, M834 and the four additional collaboration products, (ii) research and development services related to each of M923, M834 and the four additional collaboration products and (iii) the Company’s participation in a joint steering committee. The Company determined that each of the license deliverables does not have stand-alone value apart from the related research and development services deliverables because (1) there are no other vendors selling similar, competing products on a stand-alone basis, (2) Baxalta does not have the contractual right to resell the license, and (3) Baxalta is unable to use the license for its intended purpose without the Company’s performance of research and development services. As such, the Company determined that with respect to this arrangement separate units of accounting exist for each of the six licenses together with the related research and development services, as well as the one unit of accounting for the joint steering committee. The estimated selling price for these units of accounting was determined based on similar license arrangements and the nature of the research and development services to be performed for Baxalta and market rates for similar services. At the inception of the Baxalta Collaboration Agreement, arrangement consideration of $61 million, which included the $33 million upfront payment and aggregate option payments for the four additional collaboration products of $28.0 million, was allocated to the units of accounting based on the relative selling price method. Of the $61 million, $10.3 million was allocated to the M923 product license together with the related research and development services, $10.3 million to each of the four additional collaboration product licenses with the related research and development services, $9.4 million was allocated to the M834 product license together with the related research and development services due to that product’s stage of development at the time the license was delivered, and $114,000 was allocated to the joint steering committee unit of accounting.

At the inception of the Baxalta Collaboration Agreement, the Company delivered development and product licenses for M923 and M834 and commenced revenue recognition of the arrangement consideration allocated to those products. In addition, the Company began revenue recognition for the arrangement consideration allocated to the joint steering committee unit of accounting. Baxalta’s termination of its option to license M511 in December 2013 as well as its termination of M834 and the lapsing of its right to select additional products in February 2015 reduced the number of deliverables from seven to two and decreased the total consideration from $61 million to $40 million. The Company determined that the change in total consideration received and total deliverables under the arrangement represented a change in estimate and, as a result, the Company reallocated the revised total consideration of $40 million to the remaining deliverables under the agreement using the original best estimate of selling price. The remaining deliverables are the combined unit of account for the M923 license and the related research and development services and the Company’s participation on the joint steering committee. Of the $40 million, $39.6 million was allocated to the M923 product license together with the related research and development services and $0.4 million was allocated to the joint steering committee unit of accounting. The Company recognized the resulting change in revenue as a result of the decrease in deliverables and expected consideration on a prospective basis. The Company recorded this revenue on a straight-line basis over the applicable performance period, which began with delivery of the development and product license and ends upon FDA approval of the product.

As a result of Baxalta's termination notice, the Company's performance period for M923 and the joint steering committee will end on the Effective Date, as defined above; therefore, the Company will recognize the remaining deferred revenue balance as of September 30, 2016 of $14.6 million ratably as revenue over the remaining performance period of twelve months, with quarterly amortization of $3.7 million for the next three quarters and $3.5 million in the third quarter of 2017. The impact of this change in estimate on the Company's net loss and net loss per share was immaterial for the three and nine months ended September 30, 2016.

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

At the inception of the Mylan Collaboration Agreement, the Company delivered development and product licenses for all six collaboration products and commenced revenue recognition of the arrangement consideration allocated the respective units of accounting. In addition, the Company began revenue recognition for the arrangement consideration allocated to the joint steering committee unit of accounting. The Company is recording revenue on a straight-line basis over the applicable performance period during which the research and development services are expected to be delivered, which begins upon delivery of the development and product license and ends upon FDA approval of the product. The Company currently estimates that the performance period for the M834 unit of accounting is approximately four years, an average of approximately seven years for the additional five combined units of accounting and approximately eight years for the joint steering committee unit of accounting. As of September 30, 2016, $40.4 million was deferred under this agreement, of which $7.1 million was included in current liabilities and $33.3 million was included in non-current liabilities in the consolidated balance sheet.

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

As discussed above, Mylan will fund a portion of its 50% share of collaboration expenses, in part, through up to $200 million in contingent milestone payments across the six product candidates. The contingent payments will reduce the collaboration receivable balance and any unused portion of the contingent payment will be available to offset Mylan’s 50% share of collaboration costs in future periods. If in a given year a contingent payment is not expected to be made by Mylan and there is no balance available from a prior contingent payment balance as of the beginning of the collaboration year, the parties will reconcile total collaboration expenses on a semi-annual basis and Mylan will make a payment to the Company. For the nine months ended September 30, 2016, the Company reduced research and development expenses by $19.8 million and general and administrative expenses by $1.0 million, representing Mylan’s 50% share of collaboration expenses.

6. Share-Based Payments

Share-Based Compensation

The following table summarizes share-based compensation expense (income) recorded in each of the three and nine months ended September 30, 2016 and 2015 (in thousands):

Share-based compensation expense (income)	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Outstanding employee and non-employee stock option grants	$2,149	$2,769	$7,278	$7,785
Outstanding restricted stock awards	2,688	1,691	7,161	(1,282)
Employee stock purchase plan	102	97	317	284
Total compensation expense	$4,939	$4,557	$14,756	$6,787

During the nine months ended September 30, 2016, the Company granted 1,351,852 stock options, of which 812,302 were granted in connection with annual merit awards, 358,550 were granted to new hires and 181,000 were granted to members of our board of directors. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions are noted in the table below. The weighted average grant date fair value of option awards granted during the three months ended September 30, 2016 and 2015 was $6.77 per option and $11.14 per option, respectively. The weighted average grant date fair value of option awards granted during the nine months ended September 30, 2016 and 2015 was $5.90 per option and $8.00 per option, respectively.

The following tables summarize the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015
Expected volatility	60%	53%	58%	58%
Expected dividends	—	—	—	—
Expected life (years)	6.1	6.2	0.5	0.5
Risk-free interest rate	1.4%	1.9%	0.4%	0.1%

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Expected volatility	58%	60%	57%	59%
Expected dividends	—	—	—	—
Expected life (years)	6.1	6.1	0.5	0.5
Risk-free interest rate	1.5%	1.8%	0.4%	0.1%

At September 30, 2016, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $14.8 million, net of estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.6 years.

During the nine months ended September 30, 2016, the Company issued 104,892 shares of common stock to employees under the employee stock purchase plan, or ESPP, resulting in proceeds of approximately $1.1 million.

Restricted Stock Awards

The Company has also made awards of time-based and performance-based restricted common stock to its employees and officers. In the nine months ended September 30, 2016, the Company awarded 434,821 shares of time-based restricted common stock to its employees and officers. The time-based restricted common stock vest as to 25% on the one year anniversary of the grant date and as to 6.25% quarterly over three years that follow the grant date. The time-based awards are generally forfeited if the employment relationship terminates with the Company prior to vesting.

Between April 13, 2016 and September 30, 2016, the Company awarded 1,576,860 shares of performance-based restricted common stock to employees and officers. The vesting of the shares is subject to achieving up to two of three possible company-wide milestones on or before April 13, 2019; however, the Company determined that, as a result of discontinuing the necuparanib program, only two of the three company-wide milestones are possible to achieve during the vesting period. Upon achieving each of the first and second milestones, 25% of the shares will vest on the milestone achievement date, and an additional 25% of the shares will vest on the one year anniversary of such achievement date, subject to a minimum one year vesting period from the date of grant and a requirement that recipients are employees on any applicable vesting date. Each quarter, the Company evaluates the probability of achieving the milestones on or before April 13, 2019, and its estimate of the implicit service period over which the fair value of the awards will be recognized and expensed. The Company has determined that attainment of the performance conditions is probable and is expensing the fair value of the shares over the implicit service period using the accelerated attribution method. In the third quarter of 2016, the Company changed its estimate of the implicit service period, and the fair value of the shares is being recognized over the revised implicit service period. The impact of this change in estimate on the Company's net loss and net loss per share was immaterial. In the three months ended September 30, 2016, the Company recognized approximately $1.9 million of stock compensation costs related to the awards. In the nine months ended September 30, 2016, the Company recognized approximately $3.6 million of stock compensation costs related to the awards.

Between 2011 and early 2013, the Company awarded 949,620 shares of performance-based restricted common stock to its employees and officers. The performance-based restricted common stock was scheduled to vest upon FDA approval of the GLATOPA Abbreviated New Drug Application, or ANDA, on or before the performance deadline date of March 28, 2015 according to the following schedule: 50% of the shares vest upon FDA approval and 50% vest upon the one year anniversary of FDA approval. The Company had historically determined that the performance condition was probable of being achieved by March 28, 2015 and, as a result, had recognized approximately $10.5 million of stock compensation costs related to the awards. On March 11, 2015, the Board of Directors approved an amendment to the awards that extended the performance deadline date to September 1, 2015 and provided for the forfeiture of 15% of the number of shares originally subject to each award on the 29th of each month, beginning March 29, 2015 until the shares vested or were forfeited in full. On March 29, 2015, 117,898 shares of performance-based restricted common stock were forfeited pursuant to the modified awards. The Company evaluated the modification and determined it was a Type III modification or “Improbable to Probable” pursuant to ASC 718 as the awards, on the date of modification, were no longer deemed to be probable of being earned by March 28, 2015. As a result, the Company reversed the cumulative compensation cost related to the original awards of $10.5 million in the first quarter of 2015. Also, in accordance with ASC 718, the Company re-measured the modified awards with a measurement date of March 11, 2015, and determined the aggregate compensation was $9.8 million. The FDA approved GLATOPA on April 16, 2015. The Company recognized the compensation cost attributed to the modified awards as follows: the first 50% of the awards were expensed over the period beginning on March 11, 2015 and ending on April 16, 2015, the date of FDA approval, and the remaining 50% of the awards were expensed over the period beginning on March 11, 2015 and ending on April 16, 2016, the one year anniversary of FDA approval. Accordingly, approximately $9.4 million of stock compensation cost for awards that were earned and vested was recognized in the period between March 11, 2015 and April 18, 2016.

As of September 30, 2016, the total remaining unrecognized compensation cost related to all nonvested time-based and performance-based restricted stock awards amounted to $15.3 million, which is expected to be recognized over the weighted average remaining requisite service period of 2.9 years.

A summary of the status of nonvested shares of restricted stock as of September 30, 2016 and the changes during the nine months ended September 30, 2016 are presented below (in thousands, except fair values):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	761	$14.61
Granted	2,012	10.05
Vested	(485)	14.53
Forfeited	(228)	10.99
Nonvested at September 30, 2016	2,060	$10.57

Nonvested shares of restricted stock that have time-based or both performance-based and time-based vesting conditions as of September 30, 2016 are summarized below (in thousands):

Vesting Schedule	Nonvested Shares
Time-based	620
Performance-based and time-based	1,440
Nonvested at September 30, 2016	2,060

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

In April 2015, the Company entered into a new ATM Agreement, or the 2015 ATM Agreement, with Stifel, under which the Company is authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. The Company is required to pay Stifel a commission of 2.0% of the gross proceeds from the sale of shares of its common stock under the 2015 ATM Agreement. From April 2015 through December 2015, the Company sold approximately 0.5 million shares of common stock under the 2015 ATM Agreement pursuant to an effective shelf registration statement on Form S-3 previously filed with the SEC (Reg. No. 333-188227) and a related prospectus supplement, and raised aggregate net proceeds of approximately $9.3 million. The shelf registration statement on Form S-3 (Reg No. 333-188227) expired in April 2016. In February 2016, the Company filed a shelf registration statement on Form S-3 (Reg No. 333-209813) with the SEC registering the offer, sale and issuance, from time to time, of common stock, preferred stock, debt securities and warrants. No shares were sold under the 2015 ATM Agreement in the nine months ended September 30, 2016.

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

On February 5, 2013, the Company and BMR-Rogers Street LLC, or BMR, entered into a lease agreement, or the Second Bent Street Lease, to lease 104,678 square feet of office and laboratory space located in the basement and first and second floors at 320 Bent Street, Cambridge, Massachusetts, beginning on September 1, 2013 and ending on August 31, 2016. Annual rental payments due under the Second Bent Street Lease were approximately $6.1 million during the first lease year, $6.2 million during the second lease year, and $6.3 million during the third lease year. On December 30, 2015, the Company and BMR entered into an amendment, or the Amendment, to Second Bent Street Lease agreement. The Amendment extends the expiration date of the lease term from August 31, 2016 to February 28, 2027. Under the Amendment, the Company is not required to pay BMR any base rent from September 1, 2016 through February 28, 2017; however the Company is required to pay BMR certain operating expenses. Beginning on March 1, 2017 and ending on August 31, 2017, the Company is obligated to pay BMR an initial monthly base rent of approximately $0.6 million, or $68.00 per square foot. The Company's monthly base rent will increase by three percent of the then-current base rent on September 1 of each year during the extended term of the Lease, beginning on September 1, 2017. During the period from September 1, 2016 through June 30, 2018, BMR has agreed to pay the Company a tenant improvement allowance not to exceed $4.7 million for reimbursement of certain laboratory and office improvements.

On September 14, 2016, the Company entered into a Sublease, or the Sublease, with Biogen MA Inc., or Biogen, pursuant to which the Company will sublease approximately 79,683 square feet of office and laboratory space on the fifth floor of 301 Binney Street, Cambridge, Massachusetts, or the Premises. Biogen leases the Premises from BMR pursuant to a Lease, dated as of March 31, 2015, as amended, or the Prime Lease. The term of the Sublease will commence on January 1, 2018, and will expire on June 29, 2025, unless terminated earlier in accordance with the terms of the Sublease, or the Term. From January

1, 2018, through December 31, 2018, the Company is obligated to pay a monthly base rent of $504,659, or $76 per square foot. The Company’s monthly base rent will increase by approximately 3% of the then-current monthly base rent on each of January 1, 2019, and January 1, 2020. Thereafter, the Company’s monthly base rent will increase by approximately 1.85% of the then-current monthly base rent on January 1 of each of the remaining years of the Term. In addition, the Company is obligated to pay certain costs and expenses payable by Biogen under the Prime Lease. Simultaneous with the execution of the Sublease, the Company is obligated to deliver to Biogen a security deposit in the form of an irrevocable standby letter of credit in the amount of approximately two months of the monthly base rent at the average rate per square foot over the Term.

Total operating lease commitments as of September 30, 2016 are as follows (in thousands):

October 1 to December 31, 2016	$1,267
2017	11,023
2018	15,249
2019	14,044
2020	14,460
2021	14,815
2022 and beyond	69,894
Total future minimum lease payments	$140,752

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

M356-Related Litigation

On September 10, 2014, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed suit against the Company and Sandoz Inc. in the United States District Court for the District of Delaware in response to the filing by Sandoz Inc. of the ANDA with a Paragraph IV certification for M356. The suit initially alleged infringement related to two Orange Book-listed patents for COPAXONE 40 mg/mL, each expiring in 2030, and seeks declaratory and injunctive relief prohibiting the launch of the Company’s product until the last to expire of these patents. In April 2015, Teva and Yeda filed an additional suit against the Company and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement related to a third Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in March 2015 and expires in 2030. In May 2015, this suit was consolidated with the initial suit filed in September 2014. In November 2015, Teva and Yeda filed a suit against the Company and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement related to a fourth Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in October 2015 and expires in 2030. Teva and Yeda seek declaratory and injunctive relief prohibiting the launch of M356 until the expiration of this patent. In December 2015, this suit was consolidated with the initial suit filed in September 2014. The Company and Sandoz Inc. have asserted various defenses and filed counterclaims for declaratory judgments of non-infringement, invalidity and unenforceability of the COPAXONE 40 mg/mL patents. The trial concluded in October 2016, and the Company expects the District Court to issue a decision in the first quarter of 2017.

Enoxaparin Sodium Injection-related Litigation

On September 21, 2011, the Company and Sandoz Inc. sued Amphastar and Actavis, in the United States District Court for the District of Massachusetts for infringement of two of the Company’s patents. Also in September 2011, the Company filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar and Actavis from selling their enoxaparin product in the United States. In October 2011, the District Court granted the Company’s motion for a preliminary injunction and entered an order enjoining Amphastar and Actavis from advertising, offering for sale or selling their enoxaparin product in the United States until the conclusion of a trial on the merits and required the Company and Sandoz Inc. to post a security bond of $100 million in connection with the litigation. Amphastar and Actavis appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in January 2012, the CAFC stayed the preliminary injunction. In August 2012, the CAFC vacated the preliminary injunction and remanded the case to the District Court. In September 2012, the Company filed a petition with the CAFC for a rehearing by the full court en banc, which was denied. In February 2013, the Company filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court, which was denied in June 2013.

In July 2013, the District Court granted a motion by Amphastar and Actavis for summary judgment. The Company filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, which the CAFC denied in May 2014. On November 10, 2015, the CAFC affirmed the District Court summary judgment decision with respect to Actavis, reversed the District Court summary judgment decision with respect to Amphastar, and remanded the case against Amphastar to the District Court. On January 11, 2016, Amphastar filed a petition for rehearing by the CAFC, which was denied on February 17, 2016. On May 17, 2016, Amphastar filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court, which was denied on October 3, 2016. The District Court trial is scheduled to begin on July 10, 2017. The collateral for the security bond posted in the litigation remains outstanding. In the event that the Company is not successful in further prosecution or settlement of this action against Amphastar, and Amphastar is able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. Amphastar has filed motions to increase the amount of the security bond, which the Company and Sandoz Inc. have opposed.

On September 17, 2015, Amphastar filed a complaint against the Company and Sandoz Inc. in the United States District Court for the Central District of California. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, the Company and Sandoz Inc. sought to prevent Amphastar from selling generic enoxaparin sodium injection and thereby exclude competition for generic enoxaparin sodium injection in violation of federal and California anti-trust laws and California unfair business laws. Amphastar is seeking unspecified damages and fees. In December 2015, the Company and Sandoz Inc. filed a motion to dismiss and a motion to transfer the case. In January 2016, the case was transferred to the United States District Court for the District of Massachusetts. In February 2016, Amphastar filed a writ of mandamus with the United States Court of Appeals for the Ninth Circuit requesting that the court reverse and review the District Court’s grant of transfer, and in May 2016, the writ requested by Amphastar was denied. On July 27, 2016, the Company’s and Sandoz Inc.’s motion to dismiss was granted by the District Court, and the case was dismissed. On August 25, 2016, Amphastar filed a notice of appeal from the dismissal with the United States Court of Appeals for the First Circuit, and the Court issued a briefing schedule that concludes by the end of 2016.

On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against the Company and Sandoz Inc. in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic enoxaparin sodium injection. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, the Company and Sandoz Inc. sought to prevent Amphastar from selling generic enoxaparin sodium injection and thereby exclude competition for generic enoxaparin sodium injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and unspecified damages and fees. In December 2015, the Company and Sandoz Inc. filed a motion to dismiss and a motion to transfer the case to the United States District Court for the District of Massachusetts. Hearings on the motions were held before a U.S. magistrate in April 2016 and February 2016, respectively. On September 29, 2016, the magistrate judge filed a Report and Recommendation to the District Court to deny the motions to dismiss and to transfer. These motions are subject to briefing and review by the District Court. While the outcome of litigation is inherently uncertain, the Company believes this suit is without merit, and it intends to vigorously defend itself in this litigation.

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

Overview

We are a biotechnology company focused on developing generic versions of complex drugs, biosimilars and novel therapeutics for autoimmune diseases.

To date, we have devoted substantially all of our capital resource expenditures to the research and development of our products and product candidates. Although we were profitable in fiscal years 2010 and 2011, since that time we have been incurring operating losses, and we expect to incur annual operating losses over the next several years as we advance our drug development portfolio. As of September 30, 2016, we had an accumulated deficit of approximately $514.9 million. We will need to generate significant revenue to return to profitability. We expect that our return to profitability, if at all, will most likely come from the commercialization of the products in our drug development portfolio.

Complex Generics

GLATOPA®—Generic Once-daily COPAXONE® (glatiramer acetate injection) 20 mg/mL

On April 16, 2015, the FDA approved the ANDA for once-daily GLATOPA (glatiramer acetate injection) 20 mg/mL, a generic equivalent of once-daily COPAXONE® 20 mg/mL. GLATOPA is the first “AP” rated, substitutable generic equivalent of once-daily COPAXONE. Sandoz commenced sales of GLATOPA on June 18, 2015. Under our collaboration agreement with Sandoz AG, we earn 50% of contractually-defined profits on GLATOPA sales. For the three months ended September 30, 2016, we recorded $23.3 million in product revenues from Sandoz’ sales of GLATOPA.

GLATOPA was formerly referred to as M356. M356 now refers to our generic product candidate for three-times-weekly COPAXONE 40 mg/mL.

M356—Generic Three-times-weekly COPAXONE® (glatiramer acetate injection) 40 mg/mL

An ANDA with a Paragraph IV certification for our generic version of three-times-weekly COPAXONE 40 mg/mL, which was filed in February 2014, remains under review by the FDA. Our M356 formulation contains the same drug substance as GLATOPA, which we believe should help streamline the FDA review of the ANDA. To date, we are the only ANDA applicant for the three-times-weekly COPAXONE 40 mg/mL with an FDA-approved active pharmaceutical ingredient. If we are successful in our challenge of the patents related to COPAXONE 40 mg/mL, the trial for which concluded in October 2016, and assuming customary patent litigation timelines, we believe M356 could be approved, following expiration of regulatory exclusivity and of any 30-month stay, if applicable, and be on the market as early as the first quarter of 2017. In August 2015, the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, or PTAB, instituted an Inter Partes Review, or IPR, filed by a third party challenging the validity of several of the same patents relating to COPAXONE 40 mg/mL that are the subject of our patent litigation.  In August 2016, the PTAB issued opinions invalidating the COPAXONE 40 mg/mL patents that were the subject of the IPR.

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

Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the three months ended September 30, 2016, and therefore we recorded no product revenue for Enoxaparin Sodium Injection in the period.

Biosimilars

M923—Biosimilar HUMIRA® (adalimumab) Candidate

In connection with Baxter’s internal corporate restructuring in July 2015, Baxter assigned all of its rights and obligations under the Baxter Collaboration Agreement to Baxalta. In light of the assignment, all references to Baxter and the Baxter Collaboration Agreement have been replaced with references to Baxalta and the Baxalta Collaboration Agreement, respectively. On June 3, 2016, Baxalta Incorporated and Shire announced the completion of the combination of Baxalta Incorporated and Shire. As a result of the combination, Baxalta Incorporated is a wholly owned subsidiary of Shire. On September 27, 2016, Baxalta gave us twelve months’ prior written notice of the exercise of its right to terminate for its convenience the Baxalta Collaboration Agreement.

Under the terms of the Baxalta Collaboration Agreement, the effective date of the termination is twelve months following the date Baxalta gave the termination notice, as more particularly set forth in the Baxalta Collaboration Agreement, or the Effective Date. As of the Effective Date, (i) Baxalta is obligated to transfer to us all ongoing regulatory, development, manufacturing and commercialization activities and related records for M923 and, at our request, assign to us any third party agreements reasonably necessary for and primarily related to the development, manufacture, and commercialization of M923 to the extent permitted by the agreements' terms, (ii) the licenses granted pursuant to the Baxalta Collaboration Agreement by us to Baxalta under our intellectual property rights relating to M923 will terminate, the licenses granted pursuant to the Baxalta Collaboration Agreement by Baxalta to us under Baxalta’s intellectual property rights relating to M923 will survive, and Baxalta is obligated to grant to us additional licenses under Baxalta’s intellectual property rights relating to M923 existing as of the Effective Date, and (iii) we are obligated to pay to Baxalta a royalty of 5% of net sales, as such term is defined in the Baxalta Collaboration Agreement, until Baxalta’s development expenses and commercialization costs, as such terms are defined in the Baxalta Collaboration Agreement, occurring through the Effective Date are reimbursed.

In February 2015, Baxalta commenced a randomized, double-blind, single-dose study in healthy volunteers to compare the pharmacokinetics, safety, tolerability and immunogenicity of M923 versus EU-sourced and US-sourced HUMIRA. A total of 324 healthy volunteers were enrolled in the study. The volunteers were randomized 1:1:1 to receive a single 40 mg injection of M923, US-sourced HUMIRA, or EU-sourced HUMIRA. The volunteers were followed for 71 days. In December 2015, we announced that M923 met its primary endpoint in the study as the data demonstrated pharmacokinetic bioequivalence to the reference products. In October 2015, Baxalta initiated a pivotal clinical trial of M923 in patients with chronic plaque psoriasis. The trial is a randomized, double-blind, active control, multi-center, global study in patients with chronic plaque psoriasis to compare the safety, efficacy and immunogenicity of M923 with HUMIRA. In April 2016, we and Baxalta completed enrollment in the pivotal clinical trial for M923, and we expect to report data from this trial in late 2016. The first regulatory submission for marketing approval for M923 is planned in 2017 and, subject to marketing approval and patent considerations, we are planning for the first commercial launch to be as early as 2018.

M834—Biosimilar ORENCIA® (abatacept) Candidate

On January 8, 2016, we and Mylan entered into the Mylan Collaboration Agreement, which became effective on February 9, 2016, pursuant to which we and Mylan agreed to collaborate exclusively, on a world-wide basis, to develop, manufacture and commercialize six of our biosimilar candidates, including M834. Under the terms of the Mylan Collaboration Agreement, Mylan paid us a non-refundable upfront payment of $45 million in March 2016. In addition, we and Mylan will share equally costs, including development, manufacturing, commercialization and certain legal expenses, and profits (losses) across the six product candidates. In November 2016, we initiated a randomized, double-blind, three-arm, parallel group, single-dose Phase 1 clinical trial in normal healthy volunteers to compare the pharmacokinetics, safety and immunogenicity of M834 to US-sourced and EU-sourced ORENCIA. We plan to report top-line data from the trial by the end of 2017. Subject to development, marketing approval and patent considerations, we expect to be able to launch M834 in the 2020 timeframe to be able to be among the first biosimilars of ORENCIA on the market.

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

As of September 30, 2016, we had approximately 100 employees working on our biosimilars programs. We maintain a state-of-the-art development facility for bioprocess manufacturing development and scale-up.

Novel Therapeutics

Necuparanib

On August 3, 2016, we discontinued further accrual of our Part B, or Phase 2, portion of our Phase 1/2 clinical trial evaluating necuparanib in combination with nab-paclitaxel (ABRAXANE®) and gemcitabine in patients with advanced metastatic pancreatic cancer. The decision to discontinue enrollment was based on the recommendation of the independent Data Safety Monitoring Board for the trial following the outcome of a planned interim futility analysis. On August 22, 2016, after confirming the results of the futility analysis and reviewing the unblinded safety and efficacy data and the results of various sensitivity and subgroup analyses, we decided to discontinue the necuparanib program.

M281

We are continuing to advance M281, our Anti-FcRn program. We initiated a Phase 1 dosing study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of M281 in healthy volunteers in June 2016, and we expect to report data from this trial in the second half of 2017.

Other Novel Therapeutic Programs

We expect to initiate a clinical trial for M230, our selective immunomodulator of Fc receptors, or SIF3, program, in 2017. We are also advancing M254, our hsIVIg program, which is currently in pre-clinical development.

We believe M281, M230, and M254 could have potential as products capable of treating a large number of immunological disorders driven by antibodies, immune complexes, and Fc receptor biology. Such disorders include rheumatoid arthritis, autoimmune neurologic diseases such as Guillain-Barre syndrome, chronic inflammatory demyelinating neuropathy and myasthenia gravis, autoimmune blood disorders such as immune thrombocytopenic purpura, systemic autoimmune diseases such as dermatomyositis, lupus nephritis, and catastrophic antiphospholipid syndrome, antibody-mediated transplant rejection, and autoimmune blistering diseases, several of which have few treatment options. We continue efforts to identify and explore possible collaboration opportunities to advance these programs.

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

In April 2015, we entered into a new ATM Agreement, or the 2015 ATM Agreement, with Stifel, under which we are authorized to issue and sell shares of our common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. We are required to pay Stifel a commission of 2.0% of the gross proceeds from the sale of shares of our common stock under the 2015 ATM Agreement. From April 2015 through December 2015, we sold approximately 0.5 million shares of common stock under the 2015 ATM Agreement pursuant to an effective shelf registration statement previously filed with the SEC (Reg. No. 333-188227) and a related prospectus supplement, raising aggregate net proceeds of approximately $9.3 million. We did not sell any shares of common stock under the 2015 ATM Agreement in the nine months ended September 30, 2016.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

Collaboration Revenue

Collaboration revenue includes both product revenue and research and development revenue earned under our collaborative arrangements. Product revenue includes our contractually-defined profits and/or royalties earned on Sandoz’ sales of Enoxaparin Sodium Injection and GLATOPA.

GLATOPA®—Generic Once-daily COPAXONE® (glatiramer acetate injection) 20 mg/mL

Sandoz commenced sales of GLATOPA in the United States on June 18, 2015. We earn 50% of contractually-defined profits on Sandoz’ sales of GLATOPA. A portion of certain GLATOPA legal expenses, including any patent infringement damages, is deducted from our profits in proportion to our 50% profit sharing interest.

For the three months ended September 30, 2016, we recorded $23.3 million in product revenues from Sandoz’ sales of GLATOPA. For the three months ended September 30, 2015, we recorded $8.7 million in product revenues from Sandoz’ sales of GLATOPA. The increase in product revenues of $14.6 million, or 168%, from the three months ended September 30, 2015 to the three months ended September 30, 2016 was primarily due to a higher number of GLATOPA units sold. We estimate that the number of prescriptions for GLATOPA represents nearly 40% of the once-daily 20 mg/mL U.S. glatiramer acetate market.

We believe there is a meaningful market opportunity for GLATOPA. The price for COPAXONE 20 mg/mL has increased over 189% since 2009, and there is no other generic for relapsing forms of multiple sclerosis currently available in the United States. However, Teva received marketing approval of its three-times-weekly COPAXONE 40 mg/mL in January 2014. Teva’s three-times-weekly COPAXONE 40 mg/mL accounts for approximately 78% of the overall U.S. glatiramer acetate market (20 mg/mL and 40 mg/mL) based on total prescriptions. Because GLATOPA is a substitutable generic version of the once-daily 20 mg/mL formulation of COPAXONE and not the three-times-weekly COPAXONE, the market potential of GLATOPA is negatively impacted by the conversion of patients from once-daily COPAXONE to three-times-weekly COPAXONE. Teva reported $4.0 billion in worldwide sales of COPAXONE (20 mg/mL and 40 mg/mL) in 2015, $3.2 billion of which was from the United States.

Enoxaparin Sodium Injection—Generic LOVENOX®

Effective April 1, 2015, we began to earn 50% of contractually-defined profits on Sandoz’ sales of Enoxaparin Sodium Injection.

Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the three months ended September 30, 2016 or the three months ended September 30, 2015, and therefore we recorded no product revenue for Enoxaparin Sodium Injection in those periods.

Due to increased generic competition and resulting decreased market pricing for generic enoxaparin sodium injection products, we do not anticipate significant Enoxaparin Sodium Injection product revenue in the near future.

Research and Development Revenue

Research and development revenue generally consists of amounts earned by us under our collaborations for:

•	Technical development, regulatory and commercial milestones under the Sandoz and Baxalta collaborations;

•	Reimbursement of research and development services and reimbursement of development costs under our Sandoz and Baxalta collaborations; and

•	Recognition of upfront arrangement consideration under our Baxalta and Mylan collaborations.

Research and development revenue was $5.8 million and $5.1 million for the three months ended September 30, 2016 and 2015, respectively. The increase in research and development revenue of $0.7 million, or 14%, from the three months ended September 30, 2015 to the three months ended September 30, 2016 was primarily due to $1.8 million of revenue recognized in the third quarter of 2016 from the amortization of the $45 million non-refundable, up-front payment under the Mylan Collaboration Agreement offset, by lower reimbursable FTE and external expenses for M923.

We expect collaborative research and development revenue earned by us related to FTE and external expense reimbursement from Baxalta and Sandoz will fluctuate from quarter to quarter in 2016 depending on our research and development activities. We expect to recognize the arrangement consideration under our collaboration with Mylan ratably as revenue over our performance period with a quarterly revenue amount of approximately $1.8 million. We expect to recognize the remaining balance of deferred revenue under our collaboration with Baxalta ratably as revenue over our remaining performance period with a quarterly revenue amount of approximately $3.7 million for the next three quarters and approximately $3.5 million in the third quarter of 2017.

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

Research and development expense for the three months ended September 30, 2016 was $31.6 million, compared with $31.7 million for the three months ended September 30, 2015. The decrease of $0.1 million, or 1%, from the three months ended September 30, 2015 to the three months ended September 30, 2016 was due to a decrease of $7.7 million representing Mylan’s 50% share of biosimilar program collaboration costs, offset primarily by increases of: $3.2 million in third-party process development costs for our biosimilar programs under our collaboration with Mylan; $1.9 million in nonclinical study costs to advance our novel autoimmune programs; $1.8 million in necuparanib Phase 2 clinical trial costs due in part to the termination of the development program; $0.3 million in personnel-related expenses; $0.2 million in laboratory expenses; and $0.1 million in expenses for rent and maintenance of facilities.

The lengthy process of securing FDA approval for generics, biosimilars and new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall. Accordingly, we cannot currently estimate with any degree of certainty the amount of time or money that we will be required to expend in the future on our product candidates prior to their regulatory approval, if such approval is ever granted. As a result of these uncertainties surrounding the timing and outcome of any approvals, we are currently unable to estimate when, if ever, our product candidates will generate revenues and cash flows.

The following table sets forth, in thousands, the primary components of our research and development external expenditures, including the amortization of our intangible asset, for each of our principal development programs for the three months ended September 30, 2016 and 2015. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of	Three Months Ended September 30,		Project Inception to
	September 30, 2016	2016	2015	September 30, 2016
External Costs Incurred by Product Candidate:
GLATOPA and M356—Generic COPAXONE® (20 mg/mL and 40 mg/mL)	ANDAs filed(1)	$349	$274	$50,506
Necuparanib	(2)	3,474	3,901	45,640
Biosimilars	Various(3)	10,085	4,277	101,888
Other novel therapeutic programs	Various(4)	6,189	4,742
Internal Costs		19,143	18,539
Subtotal		$39,240	$31,733
Less: Reimbursable from Mylan(5)		(7,672)	—
Total Research and Development Expenses(5)		$31,568	$31,733

(1)	On April 16, 2015, the FDA approved the ANDA for once-daily GLATOPA. Sandoz launched GLATOPA on June 18, 2015. The ANDA for M356 is under FDA review.

(2)
On August 3, 2016, we discontinued further accrual of our Part B, or Phase 2, portion of our Phase 1/2 clinical trial evaluating necuparanib in combination with nab-paclitaxel (ABRAXANE®) and gemcitabine in patients with advanced metastatic pancreatic cancer. The decision to discontinue enrollment was based on the recommendation of the independent Data Safety Monitoring Board for the trial following the outcome of a planned interim futility analysis. On August 22, 2016, after confirming the results of the futility analysis and reviewing the unblinded safety and efficacy data and the results of various sensitivity and subgroup analyses, we decided to discontinue the necuparanib program.

(3)
Biosimilars include M923, a biosimilar candidate of HUMIRA® (adalimumab), M834, a biosimilar candidate of ORENCIA® (abatacept), as well as five other biosimilar candidates. Enrollment in a Baxalta-initiated pivotal clinical trial of M923 in patients with chronic plaque psoriasis was completed in April 2016. We initiated a Phase 1 clinical trial of M834 in November 2016. Our other biosimilar candidates are in discovery and process development.

(4)
Other novel therapeutic programs include M281, for which a Phase 1 dosing study was initiated in 2016; M230, for which we expect to initiate a clinical trial in 2017; hsIVIg; as well as other discovery and nonclinical stage programs.

(5)
As a result of the cost-sharing provisions of the Mylan Collaboration Agreement, we offset approximately $7.7 million against research and development costs during the three months ended September 30, 2016.

GLATOPA and M356 external expenditures increased by $0.1 million, or 27% from the three months ended September 30, 2015 to the three months ended September 30, 2016 as we continued to support our M356 ANDA filing. The decrease in our necuparanib external expenditures of $0.4 million, or 11%, from the three months ended September 30, 2015 to the three months ended September 30, 2016 was due to winding down the Phase 2 clinical trial. External expenditures for our biosimilars programs increased by $5.8 million, or 136%, from the three months ended September 30, 2015 to the three months ended September 30, 2016 due to an increase in development costs as we advance our biosimilars programs, including M834, under our collaboration with Mylan. The increase of $1.4 million, or 31%, in other novel therapeutic program external expenditures from the three months ended September 30, 2015 to the three months ended September 30, 2016 was due to Phase 1 clinical trial costs for M281 and nonclinical and process development costs to advance M230 towards the clinic. Finally, internal costs increased by $0.6 million, or 3%, from the three months ended September 30, 2015 to the three months ended September 30, 2016 primarily due to headcount-related costs.

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

General and administrative expense for the three months ended September 30, 2016 was $15.8 million, compared with $12.5 million for the three months ended September 30, 2015. The increase of $3.3 million, or 26%, from the three months ended September 30, 2015 to the three months ended September 30, 2016 was due to increases of $1.4 million in personnel-related expenses due to growth in our headcount; $1.5 million in professional fees including legal expenses, consulting fees and recruiting expenses; $0.4 million in stock-based compensation expense primarily due to performance-based restricted stock awards granted in 2016; and $0.4 million in expenses for rent and maintenance of facilities. These increases were offset by a decrease of $0.4 million representing Mylan’s 50% share of collaboration costs under the cost-sharing provisions of the Mylan Collaboration Agreement.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

Other Income

Other income includes interest income, income related to a job creation tax award and other items of income. Interest income was $0.6 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively. The increase of $0.3 million, or 100%, from the three months ended September 30, 2015 to the three months ended September 30, 2016 was caused by higher average investment balances due to 2015 fundraising activities.

Comparison of Nine Months Ended September 30, 2016 and 2015

Collaboration Revenue

GLATOPA®—Generic COPAXONE® (glatiramer acetate injection) 20 mg/mL

For the nine months ended September 30, 2016, we recorded $58.8 million in product revenues from Sandoz’ sales of GLATOPA. For the nine months ended September 30, 2015, we recorded $27.9 million in product revenues from Sandoz’ sales of GLATOPA, reflecting $36.9 million in profits net of a deduction of $9.0 million for reimbursement to Sandoz of 50% of pre-launch GLATOPA-related legal expenses incurred by Sandoz since 2008. The increase in product revenues of $30.9 million, or 111%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was due primarily to higher GLATOPA units sold in the 2016 period.

Enoxaparin Sodium Injection—Generic LOVENOX®

Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the nine months ended September 30, 2016, and therefore we recorded no product revenue for Enoxaparin Sodium Injection in the period. For the nine months ended September 30, 2015, we earned $2.8 million in product revenue consisting of $2.7 million in royalties earned in the first quarter of 2015 on Sandoz’ reported net sales of Enoxaparin Sodium Injection of $25.9 million and $0.1 million in second quarter 2015 profits, net of a claw-back adjustment of $0.1 million. The decrease in our product revenue was $2.8 million, or 100%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 and was attributed to the change in our collaboration economics and lower unit sales driven by lower market share and lower prices in response to competitor pricing reductions on enoxaparin.

Research and Development Revenue

Research and development revenue was $16.6 million and $36.6 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in research and development revenue of $20.0 million, or 55%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was primarily due to $20.0 million in milestone payments we earned in the second quarter of 2015 upon GLATOPA being the sole generic of COPAXONE 20 mg/mL to receive FDA approval in April 2015 and upon first commercial sale of GLATOPA in June 2015.

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

Research and development expense for the nine months ended September 30, 2016 was $93.5 million, compared with $88.5 million for the nine months ended September 30, 2015. The increase of $5.0 million, or 6%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 primarily resulted from increases of: $12.1 million in third-party research and process development costs primarily attributable to advance our biosimilar and novel autoimmune programs; $5.5 million in personnel-related expenses, of which $1.8 million is due to increased headcount and $3.4 million is primarily attributed to share-based compensation expense associated with performance-based restricted stock awards granted in 2016 that increased the amount of research and development expenses we recorded; $3.1 million in nonclinical study costs for M281 and M834; $2.9 million in costs for the Phase 1 clinical study for M281, the Phase 2 clinical trial for necuparanib and start-up costs for the Phase 1 clinical study of M834; $0.8 million in expenses for rent and maintenance of facilities, depreciation and amortization of leasehold improvements and equipment; and $0.4 million in intangible amortization. These increases were partially offset by a decrease of $19.8 million for Mylan’s 50% share of collaboration costs under the cost-sharing provisions of the Mylan Collaboration Agreement.

The following table sets forth, in thousands, the primary components of our research and development external expenditures, including the amortization of our intangible asset, for each of our principal development programs for the nine months ended September 30, 2016 and 2015. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of	Nine Months Ended September 30,		Project Inception to
	September 30, 2016	2016	2015	September 30, 2016
External Costs Incurred by Product Candidate:
GLATOPA and M356—Generic COPAXONE® (20 mg/mL and 40 mg/mL)	ANDAs filed(1)	$1,643	$703	$50,506
Necuparanib	(2)	8,764	9,005	45,640
Biosimilars	Various(3)	26,442	14,656	101,888
Other novel therapeutic programs	Various(4)	16,052	10,143
Internal Costs		60,358	53,959
Subtotal		$113,259	$88,466
Less: Reimbursable from Mylan(5)		(19,761)	—
Total Research and Development Expenses(5)		$93,498	$88,466

(1)	On April 16, 2015, the FDA approved the ANDA for once-daily GLATOPA. Sandoz launched GLATOPA on June 18, 2015. The ANDA for M356 is under FDA review.

(2)
On August 3, 2016, we discontinued further accrual of our Part B, or Phase 2, portion of our Phase 1/2 clinical trial evaluating necuparanib in combination with nab-paclitaxel (ABRAXANE®) and gemcitabine in patients with advanced metastatic pancreatic cancer. The decision to discontinue enrollment was based on the recommendation of the independent Data Safety Monitoring Board for the trial following the outcome of a planned interim futility analysis. On August 22, 2016, after confirming the results of the futility analysis and reviewing the unblinded safety and efficacy data and the results of various sensitivity and subgroup analyses, we decided to discontinue the necuparanib program.

(3)
Biosimilars include M923, a biosimilar candidate of HUMIRA® (adalimumab), M834, a biosimilar candidate of ORENCIA® (abatacept), as well as five other biosimilar candidates. Enrollment in a Baxalta-initiated pivotal clinical trial of M923 in patients with chronic plaque psoriasis was completed in April 2016. We initiated a Phase 1 clinical trial of M834 in November 2016. Our other biosimilar candidates are in discovery and process development.

(4)
Other novel therapeutic programs include M281, for which a Phase 1 dosing study was initiated in 2016; M230, for which we expect to initiate a clinical trial in 2017; hsIVIg; as well as other discovery and nonclinical stage programs.

(5)
As a result of the cost-sharing provisions of the Mylan Collaboration Agreement, we offset approximately $19.8 million against research and development costs during the nine months ended September 30, 2016.

GLATOPA and M356 external expenditures increased by $0.9 million, or 134%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 as we continued to support our M356 ANDA filing. Necuparanib external expenditures decreased by $0.2 million, or 3%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 as we wind down the discontinued Phase 2 clinical trial. External expenditures for our biosimilars programs increased by $11.8 million, or 80%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 due to an increase of $12.3 million in development costs as we advance the biosimilars programs, including M834, under our collaboration with Mylan. This increase was offset by a decrease of $0.5 million for M923, reflecting that Baxalta has clinical development responsibility for that program. The increase of $5.9 million, or 58%, in other novel therapeutic programs external expenditures from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was due to Phase 1 clinical trial costs for M281 and nonclinical and process development costs to advance M230 towards the clinic. Finally, internal costs grew by $6.4 million, or 12%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 primarily due to headcount-related costs.

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

General and administrative expense for the nine months ended September 30, 2016 was $46.3 million, compared with $33.7 million for the nine months ended September 30, 2015. The increase of $12.6 million, or 37%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was primarily due to increases of: $8.2 million in personnel-related expenses, of which $3.1 million is due to increased headcount and $4.6 million is primarily due to share-based compensation expense associated with performance-based restricted stock awards granted in 2016 that increased the amount of general and administrative expenses we recorded; $5.0 million in increased professional fees, driven mainly by consulting, legal and recruiting expenses; and $0.4 million in expense for maintenance of facilities. These increases were partially offset by a decrease of $1.0 million for Mylan’s 50% share of collaboration costs under the cost-sharing provisions of the Mylan Collaboration Agreement.

Other Income

Other income includes interest income, income related to a job creation tax award and other items of income. Interest income was $1.6 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively. The increase of $1.1 million, or 220%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was caused by higher average investment balances due to 2015 fundraising activities. Other income was $0.2 million for each of the nine months ended September 30, 2016 and 2015.

Liquidity and Capital Resources

At September 30, 2016, we had $309.0 million in cash, cash equivalents and marketable securities and $45.8 million in collaboration receivables, including $23.3 million for our profit share from GLATOPA sales in the three months ended September 30, 2016. In addition, we also held $21.8 million in restricted cash, of which $17.5 million serves as collateral for a security bond posted in the litigation against Amphastar. Our funds at September 30, 2016 were primarily invested in commercial paper, overnight repurchase agreements, asset-backed securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 12 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant market risk at September 30, 2016.

We have funded our operations primarily through the sale of equity securities and payments received under our collaboration and license agreements, including product revenue from Sandoz’ sales of Enoxaparin Sodium Injection and GLATOPA. Since our inception through September 30, 2016, we have received $638 million through private and public issuances of equity securities, including approximately $148 million in net proceeds from our May 2015 public offering of common stock and approximately $83 million under our At-the-Market Equity Offering Sales Agreements, or the ATM Agreements, with Stifel, Nicolaus & Company, Incorporated, entered into in May 2014 and April 2015, respectively. As of September 30, 2016, we had received a cumulative total of $715 million under our collaborations with Sandoz, including $469 million in revenues on sales of Enoxaparin Sodium Injection and regulatory and commercial milestones related to that product, and $122 million in revenues on sales of GLATOPA and regulatory and commercial milestones related to that product. In addition, we received $86 million under our collaboration with Baxalta, including a $33 million upfront payment, $34 million in reimbursement of research and development services and costs and $19 million in license and milestone payments. In March 2016, we received a $45 million upfront payment from Mylan under the Mylan Collaboration Agreement. In October 2016, we achieved a M834-related milestone necessary to earn $25 million of the up to $200 million in contingent milestone payments from Mylan under the Mylan Collaboration Agreement, such payments representing Mylan’s funding of its share of collaboration expenses. We also expect to achieve in 2016 another milestone necessary to earn an additional $35 million of the continent milestone payments.

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

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(36,155)	$(47,182)
Net cash provided by (used in) investing activities	$80,820	$(178,403)
Net cash provided by financing activities	$153	$234,223
Net increase in cash and cash equivalents	$44,818	$8,638

Cash used in operating activities

The cash used in operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Cash used in operating activities was $36.2 million for the nine months ended September 30, 2016 reflecting a net loss of $62.5 million, which was partially offset by non-cash charges of $7.0 million for depreciation and amortization of property, equipment and intangible assets, $14.8 million in shared-based compensation and $0.5 million for amortization of purchased premiums on our marketable securities.  The net change in our operating assets and liabilities provided cash of $4.1 million and primarily resulted from an increase in deferred revenue of $33.1 million, due to the receipt of a $45 million upfront payment from Mylan less revenue recognized under the Baxalta and Mylan collaborations and an increase in accounts payable of $5.7 million due to the timing of vendor payments. The sources of cash described above were offset by an increase in collaboration receivable of $24.6 million driven primarily by a receivable of $20.7 million representing the net amount due from Mylan for its 50% share of collaboration expenses under the cost-sharing arrangement; a decrease in accrued expenses of $8.0 million due to the timing of vendor payments; an increase in restricted cash of $1.1 million related to a letter of credit for our 301 Binney Street sublease; and an increase in other long-term assets of $1.0 million for the non-current portion of advance payments to vendors for services to be rendered in future periods.

Cash used in operating activities was $47.2 million for the nine months ended September 30, 2015 reflecting a net loss of $54.1 million, which was partially offset by non-cash charges of $6.6 million for depreciation and amortization of property, equipment and intangible assets, $6.8 million in shared-based compensation and $1.0 million for amortization of purchased premiums on our marketable securities. In addition, the net change in our operating assets and liabilities used cash of $7.4 million and primarily resulted from a decrease in deferred revenue of $6.6 million, due to higher amortization of the $33 million upfront payment under our Baxalta collaboration and an increase in collaboration receivable of $2.7 million, driven primarily by a receivable of $8.7 million from Sandoz for third quarter 2015 GLATOPA profit share and the collection of a $4.7 million receivable for fourth quarter 2014 Enoxaparin Sodium Injection royalties. These decreases were partially offset by the net change in accounts payable and accrued expenses of $2.1 million due to timing of vendor payments.

Cash provided by (used in) investing activities

Cash provided by investing activities of $80.8 million for the nine months ended September 30, 2016 includes cash inflows of $350.5 million from maturities of marketable securities offset by cash outflows of $264.9 million for purchases of marketable securities and $4.8 million for capital equipment and leasehold improvements.

Cash used in investing activities of $178.4 million for the nine months ended September 30, 2015 includes cash outflows of $281.5 million for purchases of marketable securities and $2.7 million for capital equipment and leasehold improvements partially offset by cash inflows of $105.8 million from maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities of $0.2 million for the nine months ended September 30, 2016 consists of $1.2 million in proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan offset by $1.0 million of cash paid to tax authorities in connection with the vesting of employee performance-based restricted stock.

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
The following table summarizes our contractual obligations and commercial commitments at September 30, 2016 (in thousands):

Contractual obligations	Total	September 30, 2016	2017 through 2018	2019 through 2020	2021	After 2021
License maintenance obligations	$1,163	$—	$465	$465	$233	*
Operating lease obligations	140,752	1,267	26,272	28,504	14,815	$69,894
Total contractual obligations	$141,915	$1,267	$26,737	$28,969	$15,048	$69,894
* After 2021, the annual obligations, which extended through the life of the patents are approximately $0.2 million per year.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2016, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2016. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

M356-Related Proceedings

On September 10, 2014, Teva and Yeda filed suit against us and Sandoz Inc. in the United States District Court for the District of Delaware in response to the filing by Sandoz Inc. of the ANDA with a Paragraph IV certification for M356. The suit initially alleged infringement related to two Orange Book-listed patents for COPAXONE 40 mg/mL, each expiring in 2030, and seeks declaratory and injunctive relief prohibiting the launch of our product until the last to expire of these patents. In April 2015, Teva and Yeda filed an additional suit against us and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement related to a third Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in March 2015 and expires in 2030. In May 2015, this suit was consolidated with the initial suit filed in September 2014. In November 2015, Teva and Yeda filed a suit against us and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement related to a fourth Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in October 2015 and expires in 2030. Teva and Yeda seek declaratory and injunctive relief prohibiting the launch of M356 until the expiration of this patent. In December 2015, this suit was consolidated with the initial suit filed in September 2014. We and Sandoz Inc. have asserted various defenses and filed counterclaims for declaratory judgments of non-infringement, invalidity and unenforceability of the COPAXONE 40 mg/mL patents. The trial concluded in October 2016, and we expect the District Court to issue a decision in the first quarter of 2017.

M834-Related Proceedings

On July 2, 2015, we filed a petition for IPR with the PTAB to challenge the validity of U.S. Patent No 8,476,239, a patent for ORENCIA owned by Bristol Myers Squibb, or BMS. The PTAB issued a decision instituting the IPR proceedings in January 2016, and BMS filed for a rehearing by the full PTAB. Oral arguments took place in September 2016. A final opinion from the PTAB is due in January 2017.

Enoxaparin Sodium Injection-Related Proceedings

On September 21, 2011, we and Sandoz Inc. sued Amphastar and Actavis in the United States District Court for the District of Massachusetts for infringement of two of our patents. Also in September 2011, we filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar and Actavis from selling their enoxaparin product in the United States. In October 2011, the District Court granted our motion for a preliminary injunction and entered an order enjoining Amphastar and Actavis from advertising, offering for sale or selling their enoxaparin product in the United States until the conclusion of a trial on the merits and required us and Sandoz to post a security bond of $100 million in connection with the litigation. Amphastar and Actavis appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in January 2012, the CAFC stayed the preliminary injunction. In August 2012, the CAFC vacated the preliminary injunction and remanded the case to the District Court. In September 2012, we filed a petition with the CAFC for rehearing by the full court en banc, which was denied. In February 2013, we filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court, which was denied in June 2013.

In July 2013, the District Court granted a motion by Amphastar and Actavis for summary judgment. We filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, which the CAFC denied in May 2014. On November 10, 2015, the CAFC affirmed the District Court summary judgment decision with respect to Actavis, reversed the District Court summary judgment decision with respect to Amphastar, and remanded the case against Amphastar to the District Court. On January 11, 2016, Amphastar filed a petition for rehearing by the CAFC, which was denied on February 17, 2016. On May 17, 2016, Amphastar filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court, which was denied on October 3, 2016. The District Court trial is scheduled to begin on July 10, 2017.

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

On September 17, 2015, Amphastar filed a complaint against us and Sandoz Inc. in the United States District Court for the Central District of California. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, we and Sandoz Inc. sought to prevent Amphastar from selling generic enoxaparin sodium injection and thereby exclude competition for generic enoxaparin sodium injection in violation of federal and California anti-trust laws and California unfair business laws. Amphastar is seeking unspecified damages and fees. In December 2015, we and Sandoz Inc. filed a motion to dismiss and a motion to transfer the case. In January 2016, the case was transferred to the United States District Court for the District of Massachusetts. In February 2016, Amphastar filed a writ of mandamus with the United States Court of Appeals for the Ninth Circuit requesting that the court reverse and review the District Court’s grant of transfer, and in May 2016, the writ requested by Amphastar was denied. On July 27, 2016, our and Sandoz Inc.’s motion to dismiss was granted by the District Court, and the case was dismissed. On August 25, 2016, Amphastar filed a notice of appeal from the dismissal with the United States Court of Appeals for the First Circuit, and the Court issued a briefing schedule that concludes by the end of 2016.

On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital (“NGH”) filed a class action suit against us and Sandoz Inc. in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic enoxaparin sodium injection. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, we and Sandoz Inc. sought to prevent Amphastar from selling generic enoxaparin sodium injection and thereby exclude competition for generic enoxaparin sodium injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and unspecified damages and fees. In December 2015, we and Sandoz Inc. filed a motion to dismiss and a motion to transfer the case to the United States District Court for the District of Massachusetts. Hearings on the motions were held before a U.S. magistrate in April 2016 and February 2016, respectively. On September 29, 2016, the magistrate judge filed a Report and Recommendation to the District Court to deny the motions to dismiss and to transfer. These motions are subject to briefing and review by the District Court. While the outcome of litigation is inherently uncertain, we believe this suit is without merit, and we intend to vigorously defend ourselves in this litigation.

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

We have incurred significant losses since our inception in May 2001. At September 30, 2016, our accumulated deficit was $515 million. We may incur annual operating losses over the next several years as we expand our drug development, commercialization and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our drug candidates, and effectively manufacture, market and sell any drugs we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.

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

Pricing and market share of generic and biosimilar products may decline, often dramatically, as other generics or biosimilars of the same brand name drug or reference product, respectively, enter the market. Competing generics include brand name manufacturers’ “authorized generics” of their own brand name products. Generally, earlier-to-market generics and biosimilars are better able to gain significantly greater market share than later-to-market competing generics and biosimilars, respectively. Accordingly, revenue and profits from GLATOPA and, if approved, our generic and biosimilar product candidates, may be significantly reduced based on the timing and number of competing generics and biosimilars, respectively. We expect GLATOPA and, if approved, certain of our generic and biosimilar product candidates may face intense and increasing competition from other generics and biosimilars. For example, Mylan announced that the FDA has accepted for filing its ANDAs for generic versions of COPAXONE, and Synthon announced that it submitted ANDAs to the FDA for generic versions of COPAXONE. A launch of an additional generic version of COPAXONE could significantly reduce anticipated revenue from GLATOPA and, if approved and launched, M356.

In addition, the first biosimilar determined to be interchangeable with a particular reference product for any condition of use is eligible for a period of market exclusivity that delays an FDA determination that a second or subsequent biosimilar product is interchangeable with that reference product for any condition of use until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued under 42 U.S.C. § 262(l)(6). A determination that another company’s product is interchangeable with HUMIRA, ORENCIA or another of the reference products for which we have a biosimilar product candidate prior to approval of M923, M834 or our other applicable biosimilar product candidates may therefore delay any determination that our product is interchangeable with the reference product, which may materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue.

If an alternative version of a name brand drug or reference product, such as COPAXONE, HUMIRA or ORENCIA, is developed that has a new product profile and labeling, the alternative version of the product could significantly reduce the market share of the original name brand drug or reference product, and may cause a significant decline in sales or potential sales of our corresponding generic or biosimilar product.

Brand companies may develop alternative versions of a reference brand product as part of a life cycle extension strategy, and may obtain approval of the alternative version under a supplemental new drug application, for a drug, or biologics license application, for a biologic. The alternative version may offer patients added benefits such as a more convenient form of administration or dosing regimen. Should the brand company succeed in obtaining an approval of an alternative product, it may capture a significant share of the collective reference brand product market and significantly reduce the market for the original reference brand product and thereby the potential size of the market for our generic or biosimilar products. For example, Teva’s three-times-weekly COPAXONE 40 mg/mL, which launched in early 2014, accounts for approximately 78% of the overall U.S. glatiramer acetate market (20 mg/mL and 40 mg/mL) based on total prescriptions. As a result, the market potential for GLATOPA has decreased, and may decrease further as additional patients are converted from once-daily COPAXONE to three-times-weekly COPAXONE. In addition, the alternative product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the alternative product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.

If the market for a name brand drug, or reference product, such as COPAXONE, HUMIRA or ORENCIA, significantly declines, sales or potential sales of our corresponding generic and biosimilars product and product candidates may suffer and our business would be materially impacted.

Competition in the biotechnology industry is intense. Reference products face competition on numerous fronts as technological advances are made or new products are introduced that may offer patients a more convenient form of administration, increased efficacy or improved safety profile. As new products are approved that compete with the reference product to our generic products and product candidates and our biosimilar product candidates, respectively, sales of reference products may be significantly and adversely impacted and may render the reference products obsolete.

Current injectable treatments commonly used to treat multiple sclerosis, including COPAXONE, are competing with novel therapeutic products, including oral therapies. These oral therapies may offer patients a more convenient form of administration than COPAXONE and may provide increased efficacy.

If the market for the reference product is impacted, we in turn may lose significant market share or market potential for our generic or biosimilar products and product candidates, and the value for our generic or biosimilar pipeline could be negatively impacted. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.

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

As of September 30, 2016, we had cash, cash equivalents and marketable securities totaling approximately $309.0 million. For the nine months ended September 30, 2016, we had a net loss of $62.5 million and our operations used cash of $36.2 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development and commercialization of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements will depend on many factors, including but not limited to:

•	the level of sales of GLATOPA;

•	the successful commercialization of M356 and our other product candidates;

•	the cost of advancing our product candidates and funding our development programs, including the costs of nonclinical and clinical studies and obtaining regulatory approvals;

•	the receipt of continuation payments under our Mylan Collaboration Agreement;

•
the continuation without disruption of development and manufacturing activities of M923 during the twelve month notice period leading up to, and after, the effective date of Baxalta’s termination of the Baxalta Collaboration Agreement;

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

Because we have limited internal capabilities for late-stage product development, manufacturing, sales, marketing and distribution, we may need to enter into strategic alliances with other companies. For example, we have entered into collaboration agreements to develop and commercialize our complex generics programs and our biosimilar programs. In the future, we may also find it necessary to form similar strategic alliances with major pharmaceutical companies to jointly develop and/or commercialize other product candidates across our product areas. In such alliances, we would expect our collaboration partners to provide substantial capabilities in clinical development, manufacturing, regulatory affairs, sales and marketing. We may not be successful in entering into any such alliances. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. If we are unable to secure or maintain such alliances we may not have the capabilities necessary to continue or complete development of our product candidates and bring them to market, which may have an adverse effect on our business.

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

Our near-term ability to generate GLATOPA product revenue depends, in large part, on Sandoz’ continued ability to manufacture and commercialize GLATOPA, maintain pricing levels and market share and compete with Teva’s three-times-weekly COPAXONE 40 mg/mL, which currently accounts for approximately 78% of the overall U.S. glatiramer acetate market (20 mg/mL and 40 mg/mL) based on total prescriptions. Because GLATOPA is only a substitutable generic version of the once-daily 20 mg/mL formulation of COPAXONE, the market potential of GLATOPA is negatively impacted by the conversion of patients from once-daily COPAXONE to three-times-weekly COPAXONE. In addition, other competitors may in the future receive approval to market generic versions of the 20 mg/mL formulation of COPAXONE which would further impact our product revenue, which is based on a fifty-percent contractual profit share and, as a result, our business, including our near-term financial results and our ability to utilize GLATOPA revenue to fund future discovery and development programs, may suffer.

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

If our patent litigation against Amphastar related to Enoxaparin Sodium Injection is not successful or third parties are successful in anti-trust litigation against us relating to Enoxaparin Sodium Injection, we may be liable for damages and our business may be materially harmed.

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

Many manufacturers of branded products have increasingly used legislative, regulatory and other means to delay regulatory approval and to seek to restrict competition from manufacturers of generic drugs and biosimilars. These efforts have included:

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

•	appealing denials of Citizen Petitions in United States federal district courts and seeking injunctive relief to reverse approval of generic drug or biosimilar applications;

•	restricting access to reference products for equivalence and biosimilarity testing that interfere with timely generic and biosimilar development plans, respectively;

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

The FDA’s practice is to rule within 150 days on Citizen Petitions that seek to prevent approval of an ANDA if the petition was filed after the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA. If, at the end of the 150-day period, the ANDA is not ready for approval or rejection, then the FDA has typically denied and dismissed the petition without acting on the petition. For example, Teva Neuroscience, Inc. filed eight Citizen Petitions regarding GLATOPA, all of which have been denied, dismissed or withdrawn. Teva also sought reversal of the denial of a Citizen Petition in federal court. Other third parties may also file Citizen Petitions requesting that the FDA adopt specific approval standards for generic or biosimilar products. Teva may seek to file additional Citizen Petitions pertaining to the M356 ANDA, and seek to delay or prevent the FDA approval of the M356 ANDA, which could materially harm our business.

If these efforts to delay or block competition are successful, we may be unable to sell our generic and biosimilar products, if approved, which could have a material adverse effect on our sales and profitability.

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

•
more extensive experience in commercializing generic drugs, biosimilars and novel therapeutics, conducting nonclinical studies, conducting clinical trials, obtaining regulatory approvals, challenging patents and manufacturing and marketing pharmaceutical products;

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

Drug products and biologics are sold through various channels, including retail, mail order, and to hospitals through group purchasing organizations, or GPOs. The distribution of such products is also managed by pharmacy benefit management firms such as Express Scripts or CVS. These purchasers and pharmacy benefit management firms rely on competitive bidding, discounts and rebates across their purchasing arrangements. We also believe that we, in collaboration with commercial collaboration partners, will need to maintain adequate drug supplies, remain price competitive, comply with FDA regulations and provide high-quality products to establish and maintain these relationships. The GPOs, pharmacy benefit management firms and other customers with whom we or our collaborators have established contracts may also have relationships with our competitors and may decide to contract for or otherwise prefer products other than ours, limiting access of products to certain market segments. Our sales could also be negatively affected by any rebates, discounts or fees that are required by, or offered to, GPOs, pharmacy benefit management firms, and customers, including wholesalers, distributors, retail chains or mail order services, to gain and retain market acceptance for our or our competitors’ products. For example, if pharmacy benefit management firms, distributors and other customers contract with Teva for net price discounts or rebates on COPAXONE 20 mg/mL and 40 mg/mL in exchange for exclusivity or preferred status for COPAXONE prior to approval and launch of M356, our opportunity to capture market share would be significantly restricted for the term of these contracts even after a launch of M356. If we or our collaborators are unable to establish and maintain competitive distribution arrangements with all of these customers, sales of our products, our revenue and our profits would suffer.

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

As we continue to evolve from a company primarily involved in drug discovery and development into one that is also involved in the development and commercialization of multiple pharmaceutical products, we may have difficulty managing our growth and expanding our operations successfully.

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

In addition, our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. For example, some jurisdictions, such as the District of Columbia, have imposed licensing requirements for sales representatives. In addition, the District of Columbia and the Commonwealth of Massachusetts, as well as the federal government, by way of the Sunshine Act provisions of the Patient Protection and Affordable Care Act of 2010, have established reporting requirements that would require public reporting of consulting and research fees to health care professionals. Because the reporting requirements vary in each jurisdiction, compliance will be complex and expensive and may create barriers to entering the commercialization phase. The need to build new systems as part of our growth could place a strain on our administrative and operational infrastructure. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Such requirements may also impact our opportunities to collaborate with physicians at academic research centers as new restrictions on academic-industry relationships are put in place. In the past, collaborations between academia and industry have led to important new innovations, but the new laws may have an effect on these activities. While we cannot predict whether any legislative or regulatory changes will have negative or positive effects, they could have a material adverse effect on our business, financial condition and potential profitability.

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

•	difficulty integrating the operations and personnel of the acquired business, and difficulty retaining the key personnel of the acquired business;

•	difficulty incorporating the acquired technologies;

•	difficulties or failures with the performance of the acquired technologies or products;

•	we may face product liability risks associated with the sale of the acquired company’s products;

•	disruption or diversion of management’s attention by transition or integration issues and the complexity of managing diverse locations;

•	difficulty maintaining uniform standards, internal controls, procedures and policies;

•	the acquisition may result in litigation from terminated employees or third parties; and

•	we may experience significant problems or liabilities associated with product quality, technology and legal contingencies.

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

The regulatory climate in the United States for follow-on versions of biologic and complex protein products remains uncertain, even following the enactment of legislation establishing a regulatory pathway for the approval of biosimilars under the Biologics Price Competition and Innovation Act, or BPCI Act. For example, the FDA only recently issued guidance on certain matters concerning approval of biosimilars, including quality considerations and scientific considerations and to date, only four biosimilar products have been approved under the 351(k) pathway, and, to our knowledge, only a limited number of biosimilar applications have been accepted for review by the FDA. The pathway contemplates approval of two categories of follow-on biologic products: (1) biosimilar products, which are highly similar to the existing reference product, notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences from the reference product and (2) interchangeable biologic products, which in addition to being biosimilar can be expected to produce the same clinical result in any given patient without an increase in risk due to switching from the reference product. Only interchangeable biosimilar products would be considered substitutable at the retail pharmacy level without the intervention of a physician. The legislation authorizes but does not require the FDA to establish standards or criteria for determining biosimilarity and interchangeability, and also authorizes the FDA to use its discretion to determine the nature and extent of product characterization, nonclinical testing and clinical testing on a product-by-product basis.

Our competitive advantage in this area will depend on our success in demonstrating to the FDA that our analytics, biocharacterization and protein engineering platform technology provides a level of scientific assurance that facilitates determinations of biosimilarity and/or interchangeability, reduces the need for large scale clinical trials or other testing, and raises the scientific quality requirements for our competitors to demonstrate that their products are highly similar to a reference product. Our ability to succeed will depend in part on our ability to invest in new programs and develop data in a timeframe that enables the FDA to consider our approach within the context of the biosimilar meeting and application review process. In addition, the FDA will likely require significant new resources and expertise to review biosimilar applications, and the timeliness of the review and approval of our future applications could be adversely affected if there were a decline or even limited growth in FDA funding. Our strategy to reduce and target clinical requirements by relying on analytical and functional nonclinical data may not be successful or may take longer than strategies that rely more heavily on clinical trial data.

The regulatory pathway also creates a number of additional obstacles to the approval and launch of biosimilar and interchangeable products, including:

•
a requirement for the applicant, as a condition to using the pre-approval patent exchange and clearance process, to share, in confidence, the information in its abbreviated pathway application with the reference product company’s and patent owner’s counsel;

•	the inclusion of multiple potential patent rights in the patent clearance process; and

•	a grant to each reference product company of 12 years of marketing exclusivity following the reference product approval.

Furthermore, the regulatory pathway creates the risk that the brand company, during its 12-year marketing exclusivity period, will develop and replace its product with a non-substitutable or modified product that may also qualify for an additional 12-year marketing exclusivity period, reducing the opportunity for substitution at the retail pharmacy level for interchangeable biosimilars. Finally, the legislation also creates the risk that, as reference product and biosimilar companies gain experience with the regulatory pathway, subsequent FDA determinations or court rulings could create additional areas for potential disputes and resulting delays in biosimilars approval.

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

Although the FDA may determine that a generic product is therapeutically equivalent to a brand product and provide it with an “A” rating in the FDA’s Orange Book, this designation is not binding on state pharmacy boards or agencies for generic drugs. As a result, in states that do not deem our generic drugs and product candidates therapeutically equivalent, physicians will be required to specifically prescribe a generic product alternative rather than have a routine substitution at the pharmacy level for the prescribed brand product. Should this occur with respect to one of our generic drugs or product candidates, it could materially reduce sales in those states which would substantially harm our business.

While a designation of interchangeability is a finding by the FDA that a biosimilar can be substituted at the pharmacy without physician intervention or prescription, reference product pharmaceutical companies are lobbying state legislatures to enact physician prescription requirements, or in the absence of a prescription, physician and patient notification requirements, special labeling requirements and alternative naming requirements which if enacted could create barriers to substitution and adoption rates of interchangeable biologics as well as biosimilars. Should this occur with respect to one of our biosimilars or interchangeable biologic product candidates, it could materially reduce sales in those states which would substantially harm our business.

If our nonclinical studies and clinical trials for our novel product candidates are not successful, we will not be able to obtain regulatory approval for commercial sale of those product candidates.

To obtain regulatory approval for the commercial sale of our novel product candidates, we are required to demonstrate through nonclinical studies and clinical trials that our product candidates are safe and effective. Nonclinical studies and clinical trials of novel product candidates are lengthy and expensive and the historical failure rate for novel product candidates is high.

A failure of one or more of our nonclinical studies or clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, nonclinical studies and clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our novel product candidates, including:

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

•	the cost of our clinical trials may be greater than we anticipate;

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects or our product candidates may have other unexpected characteristics; and

•
we may decide to modify or expand the clinical trials we are undertaking if new agents are introduced that influence current standard of care and medical practice, warranting a revision to our clinical development plan.

The results from nonclinical studies of a novel product candidate and in initial human clinical studies of a novel product candidate may not predict the results that will be obtained in subsequent human clinical trials. If we are required by regulatory authorities to conduct additional clinical trials or other testing of our novel product candidates that we did not anticipate, if we are unable to successfully complete our clinical trials or other tests, or if the results of these trials are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for our novel product candidates or we may not be able to obtain marketing approval at all. Our product development costs will also increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products. If any of these events occur, our business will be materially harmed.

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

Moreover, increasing efforts by governmental and third-party payers, in the United States and abroad, to cap or reduce healthcare costs or introduce price controls or price negotiation may cause the government or other organizations to limit both coverage and level of reimbursement for approved products and, as a result, they may not cover or provide adequate payment for our products and product candidates. We expect to experience pricing pressures in connection with the sale of any of our products and product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

The FDA has reported that it has a substantial backlog of ANDA filings that have resulted in significant delays in the review and approval of ANDAs and amendments or supplements due to insufficient staffing and resources. Resource constraints have also resulted in significant delays in conducting ANDA-related pre-approval inspections. Until the backlog of ANDA filings is reduced, our applications and supplements may be subject to significant delays during their review cycles, which may adversely affect our business.

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

The development and commercialization of our lead biosimilar, M923, could be delayed or terminated as a result of Baxalta’s notice of termination of the Baxalta Collaboration Agreement, and our business may be adversely affected.

On September 27, 2016, Baxalta gave us twelve months’ prior written notice of the exercise of its right to terminate for its convenience the Baxalta Collaboration Agreement. Under the terms of the Baxalta Collaboration Agreement, we have the right to research, develop, manufacture and commercialize M923 or license a third party to do so after the effective date of the termination. Prior to the effective date of the termination, Baxalta is obligated to continue to perform development and manufacturing activities for M923. If Baxalta does not allocate sufficient resources for development and commercialization of M923 during the twelve month notice period, there could be significant delays in the M923 program. In addition, there could be changes or delays in the timing of the M923 program in connection with the transition of the M923 program back to us. In the event we elect to research, develop, manufacture and commercialize M923, we would need to expand our internal capabilities, in connection with which there could be significant delays in the M923 program. In the event we elect to license M923 to a third party, the terms of such a license and collaboration could be less favorable than those under the Baxalta Collaboration

Agreement, and finding and negotiating a new collaboration could cause significant delays in the M923 program. Any of the delays described above could prevent us from commercializing M923. In addition, we may need to seek additional financing to support the research, development and commercialization of M923, or alternatively we may decide to discontinue M923, which could have a material adverse effect on our business.

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

We have a limited number of personnel with experience in, and we do not own facilities for, manufacturing products. In addition, we do not have, and do not intend to develop, the ability to manufacture material for our clinical trials or at commercial scale. To develop our product candidates, apply for regulatory approvals and commercialize any products, we or our collaborative partners need to contract for or otherwise arrange for the necessary manufacturing facilities and capabilities. In order to generate revenue from the sales of Enoxaparin Sodium Injection and GLATOPA, sufficient quantities of such product must also be produced in order to satisfy demand. If these contract manufacturers are unable to manufacture sufficient quantities of product, comply with regulatory requirements, or breach or terminate their manufacturing arrangements with us, the development and commercialization of the affected products or product candidates could be delayed, which could have a material adverse effect on our business. In addition, any change in these manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and the expenses relating to the transfer of necessary technology and processes could be significant.

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

In addition, the FDA and other regulatory authorities require that our products be manufactured according to current good manufacturing practices, or cGMP, regulations and that proper procedures are implemented to assure the quality of our sourcing of raw materials and the manufacture of our products. Any failure by us, our collaborative partners or our third-party manufacturers to comply with cGMP, and/or our failure to scale-up our manufacturing processes could lead to a delay in, or failure to obtain, regulatory approval. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including product recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions. To the extent we rely on a third-party manufacturer, the risk of non-compliance with cGMPs may be greater and the ability to effect corrective actions for any such noncompliance may be compromised or delayed.

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

A significant change in the business operations of, a change in the financial condition of, a change in senior executive management within, or a change in control of our third party collaborators, or any future collaboration partners or third party manufacturers could have a negative impact on our business operations.

Since many of our product candidates are developed under collaborations with third parties, we do not have sole decision making authority with respect to commercialization or development of those product candidates. We have built relationships and work collaboratively with our third party collaborators and manufacturers to ensure the success of our development and commercialization efforts. A significant change in the senior management team, a change in the financial condition or a change in the business operations, including a change in control or internal corporate restructuring, of any of our collaboration partners or third party manufacturers, could result in delayed timelines on our products. In addition, we may have to re-establish working relationships and familiarize new counterparts with our products and business. Any such change may result in the collaboration partner or third party manufacturer internally re-prioritizing our programs or decreasing resources or funding allocated to support our programs. For example, in June 2016, Baxalta Incorporated and Shire announced the completion of a combination of Baxalta Incorporated and Shire, as a result of which Baxalta Incorporated became a wholly-owned subsidiary of Shire. On September 27, 2016, Baxalta gave us twelve months’ prior written notice of the exercise of its right to terminate for its convenience the Baxalta Collaboration Agreement. As a result, we are dependent on Shire to allocate resources for development and commercialization of M923 during the twelve month notice period, and there could be changes or delays in the timing of the M923 program in connection with the transition of the M923 program back to us. Similar changes with respect to any of our other collaborators may negatively impact our business operations.

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

•
litigation involving our company or our general industry or both, including litigation pertaining to the launch of our collaborative partners’ or our competitors’ products, including without limitation, a decision in the M356 patent litigation or a competitors’ related patent litigation that prevents the launch or delays the launch of our M356 product;

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

•	results or delays in our or our competitors’ clinical trials or regulatory filings;

•	enactment of legislation that repeals the law enacting the biosimilar regulatory approval pathway or amends the law in a manner that is adverse to our biosimilar development strategy;

•	failure to demonstrate therapeutic equivalence, biosimilarity or interchangeability with respect to our technology-enabled generic product candidate, M356, or biosimilars such as M923 or M834;

•	demonstration of or failure to demonstrate the safety and efficacy for our novel product candidates;

•	our inability to manufacture any products in conformance with cGMP or in sufficient quantities to meet the requirements for the commercial sale of the product or to meet market demand;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	the discovery of unexpected or increased incidence in patients’ adverse reactions to the use of our products or product candidates or indications of other safety concerns;

•	developments or disputes concerning our patents or other proprietary rights;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	termination of any of our product development and commercialization collaborations;

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	investors’ general perception of our company, our products, the economy and general market conditions;

•	rapid or disorderly sales of stock by holders of significant amounts of our stock; or

•	significant fluctuations in the price of securities generally or biotech company securities specifically.

If any of these factors cause an adverse effect on our business, results of operations or financial condition, the price of our common stock could fall and investors may not be able to sell their common stock at or above their respective purchase prices.

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

Item 6.    EXHIBITS

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
*10.1	Sublease, between Biogen MA Inc. and the Registrant, dated September 14, 2016.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to Unaudited, Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.

Date: November 4, 2016	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2016	By:	/s/ Richard P. Shea
Richard P. Shea, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)