Form 10-Q/A
period 2007-06-30
MOMENTA PHARMACEUTICALS INC
filed 2016-12-16
CIK 1235010

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

As of December 12, 2016, there were 71,228,323 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE

Momenta Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (the “Original Form 10-Q”) as an exhibit-only filing in response to a comment letter received from the Securities and Exchange Commission regarding a request for the extension of confidential treatment of certain portions of Exhibit 10.1 to the Original Form 10-Q. This Amendment is being filed solely to re-file Exhibit 10.1 to remove the redaction of certain information. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

Item 6.         EXHIBITS

*+10.1	Collaboration and License Agreement dated June 13, 2007 by and between Sandoz AG and the Company.

**10.2	Letter Agreement dated June 12, 2007 by and between the Massachusetts Institute of Technology and the Company.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                        Filed herewith.

**                 Previously filed or furnished with, or incorporated by reference in, the Original Form 10-Q.

+                       Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.

Date: December 16, 2016	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: December 16, 2016	By:	/s/ Scott M. Storer
Scott M. Storer, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)