Form 10-K
period 2016-12-31
MOMENTA PHARMACEUTICALS INC
filed 2017-02-24
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (617) 491-9700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	The NASDAQ Stock Market (The NASDAQ Global Select Market)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant's voting shares of Common Stock held by non-affiliates of the registrant on June 30, 2016, based on $10.80 per share, the last reported sale price of Common Stock on The NASDAQ Global Select Market on that date, was $744,539,278.
As of February 1, 2017, the registrant had 71,853,002 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the information required by Part III of Form 10-K will appear in the registrant's definitive Proxy Statement on Schedule 14A for its 2017 Annual Meeting of Stockholders and are hereby incorporated by reference into this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this Annual Report on Form 10-K that are about future events or future results, or are otherwise not statements of historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management. In some cases, these statements can be identified by words such as "anticipate," "believe," "continue," "could," "hope," "target," "project," "goal," "objective," "plan," "potential," "predict," "might," "estimate," "expect," "intend," "may," "seek", "should," "will," "would," "look forward" and other similar words or expressions, or the negative of these words or similar words or expressions. These statements include, but are not limited to, statements regarding our expectations regarding the development and utility of our products and product candidates; development, manufacture and commercialization of our products and product candidates; efforts to seek and manage relationships with collaboration partners, including without limitation for our biosimilar and novel therapeutic programs; the timing of clinical trials and the availability of results; the timing of launch of products and product candidates, including GLATOPA® (glatiramer acetate injection) 40 mg/mL; GLATOPA market share, market potential and product revenues; the timing, merits, strategy, impact and outcome of litigation and legal proceedings; collaboration revenues and research and development revenues; manufacturing, including statements regarding Sandoz' third party fill/finish manufacturer for GLATOPA, Pfizer Inc.; timing of regulatory filings, reviews and approvals, including the timing of the regulatory review and approval of the GLATOPA 40 mg/mL ANDA; the sufficiency of our current capital resources and projected milestone payments and product revenues for future operations; our future financial position, including but not limited to our future operating losses, our potential future profitability, our future expenses, the composition and mix of our cash, cash equivalents and marketable securities, our future revenues and our future liabilities; our funding transactions and our intended uses of proceeds thereof; Enoxaparin Sodium Injection product revenues and market potential; product candidate development costs; receipt of contingent milestone payments; accounting policies, estimates and judgments; our estimates regarding the fair value of our investment portfolio; the market risk of our cash equivalents, marketable securities, and derivative, foreign currency and other financial instruments; rights, obligations, terms, conditions and allocation of responsibilities and decision making under our collaboration agreements; the regulatory pathway for biosimilars; our strategy, including but not limited to our regulatory strategy, and scientific approach; the importance of key customer distribution arrangements; market potential and acceptance of our products and product candidates; future capital requirements; reliance on our collaboration partners and other third parties, including Sandoz' third party fill/finish manufacturer for GLATOPA, Pfizer Inc.; the competitive landscape; changes in, impact of and compliance with laws, rules and regulations; product reimbursement policies and trends; pricing of pharmaceutical products, including our products and product candidates; our stock price; our intellectual property strategy and position; sufficiency of insurance; attracting and retaining qualified personnel; our internal controls and procedures; acquisitions or investments in companies, products and technologies; entering into collaboration and/or license arrangements; marketing plans; financing our planned operating and capital expenditure; leasing additional facilities; materials used in our research and development; transfer of regulatory, development, manufacturing and commercialization activities and related records for M923; Baxalta’s performance of transitional development and manufacturing activities for M923; dilution; royalty rates; and vesting of equity awards.
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

PART I
Item 1.    BUSINESS
Our Company
We are a biotechnology company focused on developing generic versions of complex drugs, biosimilars and novel therapeutics for autoimmune disease.
Our approach to drug discovery and development is built around a complex systems analysis platform that we use to obtain a detailed understanding of complex chemical and biologic systems, design product candidates, evaluate the biological function of products and product candidates, and develop reliable and scalable manufacturing processes. The core objective of our platform is to resolve the complexity of molecular structures and related biologic systems. We first map the key measurements needed to obtain comprehensive data on a targeted molecular structure and related biology and then develop a set of analytic tools and methods, including standard, modified and proprietary analytics, to generate the data, including multiple related and complementary, or orthogonal, measures. We also utilize proprietary data analytics software. Applying our approach, we developed the first generic version of LOVENOX® (enoxaparin sodium injection), which was approved by the United States Food and Drug Administration, or FDA, in July 2010, and GLATOPA® 20 mg/mL, which was approved by the FDA in April 2015 and is, to date, the only generic version of once-daily COPAXONE® (glatiramer acetate injection) 20 mg/mL. Both products were approved without the need for clinical safety and efficacy data.
Today we are developing biosimilar and novel drug candidates using some of the structural and process insights gained from our work on complex generics. We believe our complex systems analysis platform and our biological protein engineering capabilities gives us a competitive advantage in developing biosimilars and novel therapeutics. The analytic tools and methods, models and data sets, and the knowledge and insights developed in one area further expand the platform and can direct, inform and advance efforts in other areas. For example, in our biosimilars program, the analytics aimed at fully characterizing monoclonal antibodies and fusion proteins were adapted from the physicochemical analytics we developed in our complex generics programs. The biocharacterization efforts for our complex generics and biosimilar programs provide a core set of models and biologic data sets that can form the basis of inquiries in our novel therapeutic research. Our understanding of the impact of sialylation patterns on antibodies derived in our biosimilars program has informed our research on our novel autoimmune product candidates. In selecting our current development programs and in the evaluation of any potentially new programs, we look for those opportunities where we believe we can best leverage our platform to realize a competitive advantage to bring new medicines to patients and create value for our stockholders.
We have three product areas: Complex Generics, Biosimilars and Novel Therapeutics. A summary of our programs in each area is set forth below.

Complex Generics
Our Approach
We have developed generic versions of two complex drugs. Generics are therapeutic equivalents of chemically synthesized brand name drugs that were approved by the FDA under New Drug Applications, or NDAs. While most chemically synthesized brand name drugs are simple small molecules that are relatively easy to duplicate, we have focused on developing generic versions of LOVENOX and COPAXONE, which are complex molecular mixtures that are difficult to analyze and reproduce.
Our Programs
GLATOPA®20 mg/mL—Generic Once-daily COPAXONE® (glatiramer acetate injection) 20 mg/mL
GLATOPA 20 mg/mL is a generic version of once-daily COPAXONE 20 mg/mL indicated for the treatment of patients with relapsing forms of multiple sclerosis, a chronic disease of the central nervous system characterized by inflammation and neurodegeneration. COPAXONE is available in both a once-daily 20 mg/mL formulation, which was approved by the FDA in 1996, and a three-times-weekly 40 mg/mL formulation, which was approved in January 2014. COPAXONE is marketed in the United States by Teva Neuroscience, Inc., a subsidiary of Teva Pharmaceutical Industries, Ltd.
GLATOPA 20 mg/mL was approved by the FDA on April 16, 2015 and was launched on June 18, 2015. GLATOPA 20 mg/mL is the first "AP" rated, substitutable generic equivalent of once-daily COPAXONE. GLATOPA 20 mg/mL was developed and is being commercialized in collaboration with Sandoz AG, or Sandoz, the generic pharmaceuticals division of Novartis Pharma AG, or Novartis. Under our collaboration agreement, Sandoz is responsible for commercialization of GLATOPA 20 mg/mL, and we earn 50% of contractually-defined profits on GLATOPA 20 mg/mL sales. The terms of our Sandoz collaboration for GLATOPA 20 mg/mL are further discussed below under "Collaborations, Licenses and Asset Purchases—Sandoz."
On February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturing partner for GLATOPA, Pfizer Inc., received an FDA warning letter. The FDA warning letter does not restrict the production or shipment of the GLATOPA 20 mg/mL product that is currently marketed by Sandoz in the United States.
For the year ended December 31, 2016, we recorded $74.6 million in product revenues from Sandoz' profits on sales of GLATOPA 20 mg/mL.
GLATOPA 20 mg/mL was formerly referred to as "GLATOPA." GLATOPA now refers to GLATOPA 20 mg/mL and our generic product candidate for three-times-weekly COPAXONE 40 mg/mL, GLATOPA 40 mg/mL, collectively.
GLATOPA 40 mg/mL—Generic Three-times-weekly COPAXONE® (glatiramer acetate injection) 40 mg/mL
GLATOPA 40 mg/mL is our generic product candidate for three-times-weekly COPAXONE 40 mg/mL. GLATOPA 40 mg/mL is being developed in collaboration with Sandoz. Under our collaboration agreement, Sandoz is responsible for commercialization of GLATOPA 40 mg/mL, if approved, and we will earn 50% of contractually-defined profits on GLATOPA 40 mg/mL sales, if any. The terms of our Sandoz collaboration for GLATOPA 40 mg/mL are further discussed below under "Collaborations, Licenses and Asset Purchases—Sandoz."
The ANDA seeking approval of GLATOPA 40 mg/mL was filed by Sandoz in February 2014 and remains under review by the FDA. Our GLATOPA 40 mg/mL formulation contains the same active pharmaceutical ingredient, or API, as GLATOPA 20 mg/mL, which we believe should help streamline the FDA review of the ANDA. To date, we are the only ANDA applicant for the three-times-weekly COPAXONE 40 mg/mL with an FDA-approved API. On February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturing partner for GLATOPA, Pfizer Inc., received an FDA warning letter. The FDA may withhold approval of pending drug applications listing the facility, including the ANDA for GLATOPA 40 mg/mL, until satisfactory resolution of the compliance observations in the FDA warning letter. We therefore believe that an approval of the GLATOPA 40 mg/mL ANDA in the first quarter of 2017 is unlikely.
The ANDA approval process and related patent challenge process are described below under "Regulatory and Legal Matters—United States Government Regulation—"ANDA Approval Process for Generics" and "—Patent Challenge Process ANDAs." Legal proceedings related to GLATOPA 40 mg/mL are described below under "Item 3. Legal Proceedings -- GLATOPA 40 mg/mL-Related Proceedings."
Teva reported $3.5 billion and $3.2 billion in U.S. sales of COPAXONE (combined 20 mg/mL and 40 mg/mL) in 2016 and 2015, respectively.
GLATOPA 40 mg/mL was formerly referred to as "M356."

Enoxaparin Sodium Injection—Generic LOVENOX®
Enoxaparin Sodium Injection is a generic version of LOVENOX indicated for the prevention and treatment of deep vein thrombosis and to support the treatment of acute coronary syndromes. LOVENOX is marketed in the United States by Sanofi. Our Enoxaparin Sodium Injection was developed and is being commercialized in the United States in collaboration with Sandoz. Under the collaboration agreement, Sandoz is responsible for commercialization of Enoxaparin Sodium Injection and we earn 50% of contractually-defined profits on Enoxaparin Sodium Injection sales.
Due to increased generic competition and resulting decreased market pricing for generic enoxaparin sodium injection products, we do not anticipate significant Enoxaparin Sodium Injection product revenue in the near future.

Biosimilars
Our Approach
Biosimilars are biologics that are highly similar to therapeutic biologic products, referred to as reference products, approved by the FDA under Biologics License Applications, or BLAs. Biologics are produced using living cells. Biosimilars have no clinically meaningful differences from their respective reference products in terms of safety, purity and potency. Our approach to biosimilars has three parts:

1.	Build a broad and diverse product portfolio.
We are advancing a broad portfolio of biosimilar candidates. We believe having a broad portfolio can help diversify risk, reduce reliance on single source revenue and allow us to capture the scale, technology, and regulatory synergies that are possible in biologic product development. Our portfolio consists of over half a dozen complex biosimilar candidates such as monoclonal antibodies and fusion proteins at various stages of development. We select biosimilar candidates with development and litigation timelines that we believe provide us the opportunity to have the first, or among the first, biosimilars on the market for each targeted reference product.

2.	Gain competitive advantage through our scientific approach and regulatory strategies.
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
We are developing and commercializing M834 and five other programs in collaboration with Mylan Ireland Limited, or Mylan. Mylan provides financial resources, manufacturing expertise and extensive commercial reach to better position our product candidates for future commercial success. We are identifying and exploring possible collaboration partners for M923 who similarly possess global commercial capabilities and can help secure high quality, low cost manufacturing and distribution.
Biologics represent an important advance in the treatment of disease and continue to have a transformative impact on the lives of patients with difficult to treat conditions like cancer and autoimmune disease. The market for biologics is significant and growing. In 2016, the global biologics market represented approximately $225 billion in sales, with virtually the entire market comprised of brand products. In 2020, global sales of biologics are expected to be approximately $306 billion. Many currently commercially successful biologics are expected to face loss of patent exclusivity in the next five to ten years. While therapeutically beneficial, biologics can be extremely costly to patients, costing upwards of thousands, or even hundreds of thousands, of dollars a year. They can also be costly to governments, insurers and other payers of healthcare benefits. Biosimilars are expected to generally be more affordable than their reference products. As a result, we believe there is a significant market potential for biosimilars.
Our Programs
M923—Biosimilar HUMIRA® (adalimumab) Candidate

We are developing M923 as a biosimilar of HUMIRA. HUMIRA is a monoclonal antibody that can bind to a substance in the body known as tumor necrosis factor, or TNF, thereby inhibiting the known effect of TNF as a potent mediator of inflammation. HUMIRA is indicated for the treatment of patients with rheumatoid arthritis, Crohn's disease, ulcerative colitis and psoriasis, among other diseases. HUMIRA is the largest selling therapeutic in the world. HUMIRA is marketed globally by AbbVie.
In February 2015, a randomized, double-blind, single-dose study was commenced in healthy volunteers to compare the pharmacokinetics, safety, tolerability and immunogenicity of M923 versus EU-sourced and US-sourced HUMIRA. A total of 324 healthy volunteers were enrolled in the study. The volunteers were randomized 1:1:1 to receive a single 40 mg injection of M923, US-sourced HUMIRA, or EU-sourced HUMIRA. The volunteers were followed for 71 days. In December 2015, we announced that M923 met its primary endpoint in the study as the data demonstrated pharmacokinetic bioequivalence to the reference products. In October 2015, a pivotal confirmatory clinical trial of M923 was initiated in patients with moderate-to-severe chronic plaque psoriasis. The trial is a randomized, double blind, active control, multi-center, global study in patients with moderate-to-severe chronic plaque psoriasis to compare the safety, efficacy and immunogenicity of M923 with HUMIRA. In April 2016, enrollment in the pivotal clinical trial for M923 was completed, and in November 2016, following an interim analysis, we announced that M923 met its primary endpoint in the study. The proportion of subjects in the study who achieved the primary endpoint, at least 75% reduction in the Psoriasis Area and Severity Index, or PASI-75, following 16 weeks of treatment, was equivalent between M923 and HUMIRA. The estimated difference in responders was well within the pre-specified confidence interval, confirming equivalence. Equivalence was also achieved for all secondary efficacy endpoints, including the achievement of PASI-50, PASI-90, proportion achieving clear or near-clear skin, and change from baseline in absolute PASI score. Adverse events were comparable in terms of type, frequency, and severity, and were consistent with the published safety data for HUMIRA. Due to unexpectedly high enrollment rates, additional patients to those included in the interim analysis were enrolled in the study. We expect to present final analysis of the full dataset for the study at a future conference or in a future publication. The first regulatory submission for marketing approval for M923 is planned for mid-2017 and, subject to marketing approval and patent considerations, we are planning for the first commercial launch to be as early as the 2020 timeframe.
M923 was previously developed in collaboration with Baxalta. In June 2016, Baxalta became a wholly-owned subsidiary of Shire plc. In September 2016, Baxalta gave us twelve months' prior written notice of the exercise of its right to terminate for its convenience our collaboration agreement. On December 31, 2016, we and Baxalta entered into an asset return and termination agreement pursuant to which the collaboration agreement was terminated effective December 31, 2016. Baxalta was relieved of its obligations to perform activities for M923 after that date, except for certain clinical and regulatory activities expected to be completed by April 2017, and in January 2017, Baxalta paid us a one-time payment of $51.2 million, representing the costs Baxalta would have incurred in performing the activities it would have performed under the collaboration agreement through the original termination effective date. The terms of the collaboration agreement and the asset return and termination agreement are described below under "Collaborations, Licenses and Asset Purchases - Baxalta."
AbbVie reported approximately $16.1 billion in worldwide sales of HUMIRA in 2016, including approximately $10.4 billion in the United States. Total worldwide sales of HUMIRA are expected to be approximately $18.2 billion in 2020, including approximately $13.1 billion in the United States.
M834—Biosimilar ORENCIA® (abatacept) Candidate
M834 is being developed as a biosimilar of ORENCIA. ORENCIA is a complex fusion protein composed of the Fc region of the immunoglobulin IgG1 fused to the extracellular domain of CTLA-4 that inhibits an immune response by blocking certain T cell signals. ORENCIA is the only CTLA-4Ig fusion protein approved for autoimmune diseases. ORENCIA is approved for use in treating patients with rheumatoid arthritis and juvenile idiopathic arthritis and is in development for several high unmet need indications. Analysts estimate that worldwide ORENCIA sales could increase to $2.5 billion by 2020. ORENCIA is marketed globally by Bristol-Myers Squibb and co-promoted by Ono Pharmaceutical in Japan.
M834 is being developed and commercialized in collaboration with Mylan. Under our collaboration agreement, we and Mylan share equally costs and profits (losses) for M834. We and Mylan share development and manufacturing responsibilities, and Mylan will lead commercialization of M834, if approved. The terms of our Mylan collaboration are further discussed below under "Collaborations, Licenses and Asset Purchases—Mylan."
In November 2016, we initiated a randomized, double-blind, three-arm, parallel group, single-dose Phase 1 clinical trial in normal healthy volunteers to compare the pharmacokinetics, safety and immunogenicity of M834 to US-sourced and EU-sourced ORENCIA. We plan to report top-line data from the trial in the second half of 2017. We believe there is currently limited biosimilar competition for M834. Subject to development, marketing approval and patent considerations, we expect to be able to launch M834 in the 2020 timeframe to be able to be among the first biosimilars of ORENCIA on the market.

ORENCIA's composition of matter patents expire in the United States in 2019. In December 2016, the U.S. PTAB in an Inter Partes Review we filed upheld the validity of Bristol-Myers Squibb's formulation patent '239 on ORENCIA. We are considering our options to appeal. Information about this proceeding is further discussed below under "Item 3. Legal Proceedings -- M834-Related Proceedings."
Bristol-Myers Squibb reported approximately $2.3 billion in worldwide sales of ORENCIA in 2016, including approximately $1.5 billion in the United States.
Other Biosimilar Programs in Collaboration with Mylan
In addition to M834, we are also developing five other biosimilar candidates from our portfolio with Mylan, including our undisclosed biosimilar candidate, M710. We and Mylan will share equally costs and profits (losses) related to these earlier stage product candidates. We and Mylan will share development and manufacturing responsibilities across product candidates, and Mylan will lead commercialization of the products, if approved. The terms of our Mylan collaboration are further discussed below under "Collaborations, Licenses and Asset Purchases—Mylan."
Total worldwide sales of the reference products that we are targeting in these biosimilar programs were approximately $17.8 billion in 2016, including approximately $11.1 billion in the United States, and are projected to be approximately $25.3 billion in 2020, including approximately $15.5 billion in the United States. Taking into account the timing of reference product loss of regulatory exclusivity and key reference product patent expirations, we plan to launch each of these products as early as the 2020-2025 timeframe to be among the first biosimilars on the market for each reference product.

Novel Therapeutics
Our Approach
We seek to develop novel therapeutics and novel combinations of therapeutics that may positively modulate key disease pathways and meet significant unmet patient need. The majority of human diseases result from the interaction of a complex web of biologic systems. We believe that applying our complex systems analysis and biological protein engineering platforms may enable new insights into the complex biology underlying diseases and the optimal design of therapeutics. Currently we are applying these platforms to development of novel therapeutics for autoimmune disease.
Autoimmune Diseases
Many autoimmune diseases are characterized by the formation of autoantibodies that bind self-antigens to form immune complexes. These immune complexes can recruit and activate immune cells leading to tissue inflammation and damage, thereby presenting a common pathological mechanism across multiple autoimmune diseases. However, few therapeutic agents exist that interfere directly with these autoantibodies or immune complex-immune cell activation processes. Today, intravenous immunoglobulin, or IVIg, and plasmapheresis represent the most common approaches to treat autoantibody-driven disease. IVIg is a therapeutic drug product that contains pooled, human immunoglobulin G, or IgG, antibodies purified from blood plasma. IVIg is used to treat several inflammatory diseases, including idiopathic thrombocytopenic purpura, or ITP, Kawasaki disease, and chronic inflammatory demyelinating polyneuropathy, or CIDP. We estimate that the global market for immunoglobulin products currently approved for use in the treatment of autoimmune disease is approximately $3.2 billion. The manufacture of IVIg, which requires large amounts of human plasma sourced from donated blood, is expensive, subject to donated blood shortages and often involves high batch-to-batch variation.
We are developing therapeutics for patients with autoimmune diseases, and in particular, those with autoantibody-driven disease. Initially we have applied our complex systems analysis and biological protein engineering platforms in an effort to improve IVIg. We utilized our proprietary sialylation technology, a method to add sialic acid to protein, to create a high potency version of IVIg. By gaining a deeper understanding of IVIg and immune complex driven autoimmune disease, we have designed two novel recombinant therapeutic candidates to leverage what we believe are key biologies associated with autoimmune disease. The design of these candidates was based on our analysis of the complex mechanism of action of IVIg and our insights into biological protein engineering.
We believe our novel product candidates could be capable of treating a large number of immunological disorders driven by antibodies, immune complexes, and Fc receptor biology. Such disorders include systemic lupus erythematosus, autoimmune neurologic diseases such as Guillain-Barre syndrome, chronic inflammatory demyelinating neuropathy and myasthenia gravis, autoimmune blood disorders such as immune thrombocytopenic purpura, systemic autoimmune diseases such as dermatomyositis, and antiphospholipid syndrome, antibody-mediated transplant rejection, and autoimmune blistering diseases, several of which have few treatment options.

Our Programs
M254 - hsIVIg Candidate
M254 is a hyper-sialylated version of IVIg. Using our proprietary sialylation technology, we have developed a robust, controlled sialylation process to generate tetra-Fc-sialylated immunoglobulins, or hsIVIg, with consistent enhanced anti-inflammatory activity. In nonclinical trials, hsIVIg has been shown to have up to ten times more enhanced anti-inflammatory activity than IVIg in a variety of animal models of autoimmune disease.
Our hsIVIg product is currently in nonclinical development and has the potential to be developed as a high-potency alternative to IVIg. We plan to initiate a toxicology study in 2017 that will enable an Investigational New Drug application, or IND, with the FDA. We continue to identify and explore potential collaboration opportunities to further develop and commercialize this product candidate.
M281 - Anti-FcRn Candidate
M281 is a fully-human monoclonal antibody that blocks the neonatal Fc receptor, or FcRn. This receptor recycles IgG antibodies, enabling a long half-life. M281 blocks this receptor, effectively inhibiting the binding of IgGs and leading to the rapid clearance of IgGs, similar to what occurs in plasmapheresis. M281 exhibits high affinity to human and non-human FcRn in nonclinical studies and shows selective induction of human and non-human IgG clearance. Based on this data, we believe M281 has the potential for use as acute and chronic/intermittent therapies in a broad range of autoantibody driven disease.
A Phase 1 study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of M281 was initiated in June 2016. In January 2017, we announced that we had successfully completed five cohorts in the Phase 1 single ascending dose, or SAD, study in healthy volunteers. In the SAD portion of the study, a single dose of 30 mg/kg achieved up to 80% reduction in circulating IgG antibodies, and M281 was well-tolerated with no serious adverse events observed. The multiple ascending portion of the study was initiated in January 2017. We plan to report the full data from the single and multiple ascending dose portions of the study in the second half of 2017.
M230 - Selective Immunomodulator of Fc receptors (SIF3) Candidate
M230, a selective immunomodulator of Fc receptors, or SIF3, is a novel homogenous recombinant Fc multimer containing three IgG Fc regions joined carefully to maximize activity. The multiple Fc domains of immune complexes aggregate Fcγ receptors, or FcγRs, triggering cellular activation processes that play critical roles in inflammation and tissue damage. The development of therapeutics that broadly antagonize FcγRs has been hampered by a limited understanding of the molecular determinants directing FcγRs activation. Through the engineering and characterization of oligomeric Fc structures we believe we have novel insights into FcγRs modulation for the development of M230. Nonclinical data has shown that M230 enhances the molecules' avidity and affinity for the Fc receptors matching the potency and efficacy of IVIg at significantly lower doses.
On January 5, 2017, we entered into a License and Option Agreement, which became effective on February 17, 2017, with CSL Behring Recombinant Facility AG, or CSL, a wholly-owned indirect subsidiary of CSL Limited, pursuant to which we have granted CSL an exclusive worldwide license to research, develop, and commercialize M230. We and CSL plan to advance this candidate with a goal of beginning clinical development in 2017. The terms of our CSL collaboration are further discussed below under "Collaborations, Licenses and Asset Purchases-CSL."
Necuparanib— Former Oncology Product Candidate
In August 2016, following the outcome of a planned futility analysis, we discontinued development of necuparanib, an oncology product candidate then being studied in a Phase 2 clinical trial.

Collaborations, Licenses and Asset Purchases
Sandoz
In 2006 and 2007, we entered into a series of agreements, including a collaboration and license agreement, as amended, or the 2006 Sandoz Collaboration Agreement, with Sandoz and a stock purchase agreement and an investor rights agreement with Novartis. Under the 2006 Sandoz Collaboration Agreement, we and Sandoz agreed to exclusively collaborate on the development and commercialization of GLATOPA, among other products. Costs, including development costs and the costs of clinical studies, will be borne by the parties in varying proportions depending on the type of expense. For GLATOPA, we are generally responsible for all of the development costs in the United States. For GLATOPA outside of the United States, we share development costs in proportion to our profit sharing interest. We are reimbursed at a contractual FTE rate for any full-time equivalent employee expenses as well as any external costs incurred in the development of products to the extent development costs are born by Sandoz. All commercialization costs will be borne by Sandoz as they are incurred for all products.
Sandoz commenced sales of GLATOPA 20 mg/mL in the United States on June 18, 2015. Under the 2006 Sandoz Collaboration Agreement, we earn 50% of contractually-defined profits on Sandoz' worldwide net sales of GLATOPA 20 mg/mL. We are entitled to earn 50% of contractually-defined profits on Sandoz' worldwide net sales of GLATOPA 40 mg/mL, if and when GLATOPA 40 mg/mL is commercialized. Profits on net sales of GLATOPA are calculated by deducting from net sales the costs of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. With respect to GLATOPA, Sandoz is responsible for funding all of the legal expenses incurred under the 2006 Sandoz Collaboration Agreement, except for our FTE costs with respect to certain legal activities for GLATOPA; however, a portion of certain legal expenses, including any patent infringement damages, can be offset by Sandoz against the profit-sharing amounts in proportion to our 50% profit sharing interest. In the year ended December 31, 2015, we earned a $10 million regulatory milestone payment upon GLATOPA 20 mg/mL receiving sole FDA approval and an additional $10 million milestone payment upon the first commercial sale of GLATOPA 20 mg/mL. We are eligible to receive up to $120 million in additional milestone payments upon the achievement of certain commercial and sales-based milestones for GLATOPA in the United States. None of these payments, once received, is refundable and there are no general rights of return in the arrangement. Sandoz has agreed to indemnify us for various claims, and a certain portion of such costs may be offset against certain future payments received by us.
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
The term of the 2006 Sandoz Collaboration Agreement extends throughout the development and commercialization of the products until the last sale of the products, unless earlier terminated by either party pursuant to the provisions of the 2006 Sandoz Collaboration Agreement. The 2006 Sandoz Collaboration Agreement may be terminated if either party breaches the 2006 Sandoz Collaboration Agreement or files for bankruptcy. In addition, either we or Sandoz may terminate the 2006 Sandoz Collaboration Agreement with respect to GLATOPA 40 mg/mL, if clinical trials are required for regulatory approval of GLATOPA 40 mg/mL.
Under the stock purchase agreement, we sold approximately 4.7 million shares of our common stock to Novartis for an aggregate purchase price of $75 million, representing a premium of $13.6 million based on the closing price of our common stock on The NASDAQ Global Select Market on the date of purchase. As of December 31, 2016, Novartis had sold all of its shares of our common stock.
Mylan
We and Mylan, a wholly-owned indirect subsidiary of Mylan N.V., entered into a collaboration agreement, or the Mylan Collaboration Agreement, which became effective on February 9, 2016, pursuant to which we and Mylan agreed to collaborate exclusively, on a worldwide basis, to develop, manufacture and commercialize six of our biosimilar candidates, including M834.
Under the terms of the Mylan Collaboration Agreement, Mylan paid us a non-refundable upfront payment of $45 million. In addition, we and Mylan agreed to share equally costs (including development, manufacturing, commercialization and certain legal expenses) and profits (losses) with respect to such product candidates, with Mylan funding its share of collaboration expenses incurred by us, in part, through up to six contingent early development milestone payments, totaling up to $200 million across the six product candidates.
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
CSL
We and CSL Behring Recombinant Facility AG, or CSL, a wholly-owned indirect subsidiary of CSL Limited, entered into a License and Option Agreement, or the CSL License Agreement, which became effective on February 17, 2017, or the Effective Date, pursuant to which we granted CSL an exclusive worldwide license to research, develop, and commercialize our M230 pre-clinical product candidate, an Fc multimer protein that is a selective immunomodulator of the Fc receptor. The CSL License Agreement also provides, on an exclusive basis, for us and CSL to conduct research on other Fc multimer proteins, and provides CSL the right to develop and commercialize these additional research products globally.
Pursuant to the CSL License Agreement, CSL has agreed to pay us a non-refundable upfront payment of $50 million. For the development and commercialization of M230, we are eligible to receive up to $550 million in contingent clinical, regulatory and sales milestone payments, and additional negotiated milestone payments for a named research stage product should that enter development. We are also entitled to sales-based royalty payments in percentages ranging from a mid-single digit to low-double digits for M230 and a named research stage product should that enter development and be commercialized, and royalties and development milestone payments to be negotiated for any other products developed under the CSL License Agreement. Sales milestones are based on aggregated sales across M230 and any other products developed under the CSL License Agreement. We also have the option to participate in a cost-and-profit sharing arrangement, under which we would fund 50% of global research and development costs and 50% of U.S. commercialization costs for all products developed pursuant to the CSL License Agreement, or the Co-Funded Products, in exchange for either a 50% share of U.S. profits or 30% share of U.S. profits, determined by the stage of development at which we make such election. For Co-Funded Products, royalties remain payable for territories outside of the United States and milestone payments are reduced. We also have the right to opt-out of such arrangement at our sole discretion, which would result in milestone payments and royalties reverting to their pre-arrangement amounts. We also have the option to participate in the promotion of Co-Funded Products in the United States, subject to a co-promotion agreement to be negotiated with CSL.
Under the CSL License Agreement, we have granted CSL an exclusive license under our intellectual property to research, develop, manufacture and commercialize product candidates for all therapeutic indications. CSL has granted us a non-exclusive, royalty-free license under CSL’s intellectual property for our research and development activities pursuant to the CSL License Agreement and our commercialization activities under any co-promotion agreement with CSL.

We and CSL will form a joint steering committee, or JSC, consisting of an equal number of members from Momenta and CSL, to facilitate the research, development, and commercialization of product candidates.
Unless earlier terminated, the term of the CSL License Agreement commenced on the Effective Date and will continue until the later of (i) the expiration of all payment obligations with respect to products under the CSL License Agreement, (ii) we are no longer co-funding development or commercialization of any products and (iii) we and CSL are not otherwise collaborating on the development and commercialization of products or product candidates. CSL may terminate the CSL License Agreement on a product-by-product basis subject to notice periods and certain circumstances related to clinical development. We may terminate the CSL License Agreement under certain circumstances related to the development of M230 and if no activities are being conducted under the CSL License Agreement. Either party may terminate the CSL License Agreement (i) on a product-by-product basis if certain patent challenges are made, (ii) on a product-by-product or country-by-country basis for material breaches, or (iii) due to the other party’s bankruptcy. Upon termination of the CSL License Agreement, subject to certain exceptions, the licenses granted under the CSL License Agreement terminate. In addition, dependent upon the circumstances under which the CSL License Agreement is terminated, we or CSL have the right to continue the research, development, and commercialization of terminated products, including rights to certain data, for the continued development and sale of terminated products and, subject to certain limitations, obligations to make sales-based royalty payments to the other party.
CSL's obligations under the CSL License Agreement are guaranteed by its parent company, CSL Limited.
Baxalta
We and Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA (or collectively referred to as Baxter) entered into a global collaboration and license agreement, or the Baxter Collaboration Agreement, effective February 2012, to develop and commercialize biosimilars, including M923. In connection with Baxter's internal corporate restructuring in July 2015, Baxter assigned the Baxter Collaboration Agreement to Baxalta U.S. Inc., Baxalta GmbH and Baxalta Incorporated (or collectively referred to as Baxalta). Subsequent to the assignment, we refer to "Baxter" as "Baxalta" and the "Baxter Collaboration Agreement" as the "Baxalta Collaboration Agreement." On September 27, 2016, Baxalta gave us twelve months’ prior written notice of the exercise of its right to terminate for its convenience the Baxalta Collaboration Agreement. On December 31, 2016, we and Baxalta entered into an asset return and termination agreement, or the Baxalta Termination Agreement, which made the termination of the Baxalta Collaboration Agreement effective as of December 31, 2016.
Under the Baxalta Collaboration Agreement, we and Baxalta agreed to collaborate, on a worldwide basis, on the development and commercialization of M923 and M834, and Baxalta had the right to select four additional reference products to target for biosimilar development under the collaboration. In July 2012, Baxalta selected an additional product candidate and in December 2013, following an internal portfolio review, terminated its option to license the product candidate. In February 2015, Baxalta's right to select additional programs expired without further exercise. Also, in February 2015, Baxalta terminated in part the Baxalta Collaboration Agreement as it related to M834 and all worldwide development and commercialization rights for M834 reverted to us.
Under the Baxalta Collaboration Agreement, each party granted the other an exclusive license under its intellectual property rights to develop and commercialize M923 for all therapeutic indications. We agreed to provide development and related services on a commercially reasonable basis through the filing of an IND or equivalent application in the European Union for M923. Development and related services included high-resolution analytics, characterization, and product and process development. Baxalta was responsible for clinical development, manufacturing and commercialization activities for M923. We had the right to participate in a joint steering committee, consisting of an equal number of members from us and Baxalta, to oversee and manage the development and commercialization of M923 under the collaboration. Costs, including development costs, payments to third parties for intellectual property licenses, and expenses for legal proceedings, including the patent exchange process pursuant to the Biologics Price Competition and Innovation Act of 2009, was to be borne by the parties in varying proportions, depending on the type of expense and the stage of development. We were generally responsible for research and process development costs prior to filing an IND or equivalent application in the European Union, and the cost of in-human clinical trials, manufacturing in accordance with current good manufacturing practices and commercialization was borne by Baxalta.
Under the terms of the Baxalta Collaboration Agreement, we received an initial cash payment of $33 million, a $7 million license payment for achieving pre-defined "minimum development criteria" for M834, and $12 million in technical and development milestone payments in connection with the UK Medicines and Healthcare Products Regulatory Agency's acceptance of Baxalta's clinical trial application to initiate a pharmacokinetic clinical trial for M923. We were reimbursed at a contractual FTE rate for any FTE employee expenses and external development costs for reimbursable activities related to M923. Had M923 been successfully developed and launched under the Baxalta Collaboration Agreement, Baxalta would have been required to pay us royalties on net sales of licensed products worldwide, with a base royalty rate in the high single digits with the potential for significant tiered increases based on the number of competitors, the interchangeability of the product, and the sales tier for the product. The maximum royalty with all potential increases would have been slightly more than double the base royalty.
On June 3, 2016, Baxalta Incorporated and Shire plc, or Shire, announced the completion of the combination of Baxalta Incorporated and Shire. As a result of the combination, Baxalta Incorporated, of which Baxalta US Inc. and Baxalta GmbH are wholly-owned subsidiaries, is a wholly-owned subsidiary of Shire. On September 27, 2016, Baxalta gave us twelve months’ prior written notice of the exercise of its right to terminate for its convenience the Baxalta Collaboration Agreement. Under the terms of the Baxalta Collaboration Agreement, the effective date of the termination was twelve months following the date Baxalta gave the termination notice, as more particularly set forth in the Baxalta Collaboration Agreement. As of the termination effective date, (i) Baxalta was obligated to transfer to us all ongoing regulatory, development, manufacturing and commercialization activities and related records for M923 and, at our request, assign to us any third party agreements reasonably necessary for and primarily related to the development, manufacture, and commercialization of M923 to the extent permitted by the agreements' terms, (ii) the licenses granted pursuant to the Baxalta Collaboration Agreement by us to Baxalta under our intellectual property rights relating to M923 would terminate, the licenses granted pursuant to the Baxalta Collaboration Agreement by Baxalta to us under Baxalta’s intellectual property rights relating to M923 would survive, and Baxalta was obligated to grant to us additional licenses under Baxalta’s intellectual property rights relating to M923 existing as of the termination effective date, and (iii) we were obligated to pay to Baxalta a royalty of 5% of net sales, as such term is defined in the Baxalta Collaboration Agreement, until Baxalta’s development expenses and commercialization costs, as such terms are defined in the Baxalta Collaboration Agreement, occurring through the termination effective date were reimbursed. Following receipt of the termination notice, we were no longer eligible to receive any regulatory milestone payments under the Baxalta Collaboration Agreement. Prior to the termination effective date, Baxalta was obligated to continue to perform development and manufacturing activities for M923.
On December 31, 2016, we and Baxalta entered into the Baxalta Termination Agreement, amending certain termination provisions of the Baxalta Collaboration Agreement. Under the terms of the Baxalta Termination Agreement, the termination of the Baxalta Collaboration Agreement was effective December 31, 2016. Baxalta was relieved of its obligations to continue to perform development, manufacturing or commercialization activities for M923 after December 31, 2016, except for certain clinical and regulatory activities that are expected to be completed by April 2017, which we refer to as the Transition Services. In order to fund the other activities that it would have been required to perform under the Baxalta Collaboration Agreement through the original termination effective date, in January 2017, Baxalta paid us a one-time cash payment of $51.2 million. Under the termination provisions of the Baxalta Collaboration Agreement, following the commercialization of M923, we are obligated to pay to Baxalta a royalty of 5% of M923's net sales (as such term is defined in the Baxalta Collaboration Agreement) until the combined total amount of Baxalta’s development expenses and commercialization costs (as such terms are defined in the Baxalta Collaboration Agreement) are reimbursed. Effective December 31, 2016, under the Baxalta Termination Agreement, this royalty obligation covers Baxalta's actual development expenses and commercialization costs incurred through December 31, 2016, plus Baxalta's costs incurred in providing the Transition Services and plus the $51.2 million payment we received in January 2017. The licenses granted pursuant to the Baxalta Collaboration Agreement by us to Baxalta under our intellectual property rights relating to M923 terminated as of December 31, 2016, except solely to the extent reasonably necessary or useful for Baxalta to perform the Transition Services. The licenses granted by Baxalta to us under its intellectual property rights relating to M923 survive, and Baxalta has granted to us licenses under additional Baxalta intellectual property rights, if any, relating to M923 existing upon completion of the Transition Services. The Baxalta Termination Agreement also assigned to us certain third party agreements relating to the development, manufacture, and commercialization of M923.
Parivid
In April 2007, we entered into an asset purchase agreement with Parivid, LLC, or Parivid, a provider of data integration and analysis services to us, and S. Raguram, the principal owner and Chief Technology Officer of Parivid. Pursuant to the purchase agreement, which was amended in August 2009 and July 2011, we acquired certain of the assets and assumed certain of the liabilities of Parivid related to the acquired assets in exchange for $2.5 million in cash paid at closing and up to $11.0 million in contingent milestone payments in a combination of cash and/or stock in the manner and on the terms and conditions set forth in the purchase agreement if certain milestones are achieved within 15 years of the date of the purchase agreement. In August 2016, we paid the final milestone payment under the purchase agreement by issuing 265,605 shares of our common stock to Parivid upon GLATOPA 20 mg/mL remaining the sole generic COPAXONE 20 mg/mL product on the U.S. market for one-year following its commercial launch in June 2016.

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
We license or own a patent portfolio of around 150 patent families, each of which includes United States patent applications and/or issued patents as well as foreign counterparts to certain of the United States patents and patent applications. Our patent portfolio includes issued or pending claims covering:

•	methods and technologies for characterizing complex generics and biosimilars, including our biosimilar HUMIRA candidate and our biosimilar ORENCIA candidate;

•	methods for manufacturing complex generics and biosimilars, including our biosimilar HUMIRA candidate and our biosimilar ORENCIA candidate;

•	composition of matter, methods of use, and methods of making novel therapeutics for autoimmune disease, including our novel product candidates such as M230, M281 and M254;

•	composition of matter, methods of use, and methods of making certain novel low molecular weight heparins;

•	composition of matter and use of certain heparinases, heparinase variants and other enzymes; and

•	methods and technologies for the analysis and synthesis of polysaccharides.
The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of our patent applications will result in the issuance of any patents. Moreover, any issued patent does not guarantee us the right to practice the patented technology or to commercialize the patented product. Third parties may have blocking patents that could be used to prevent us from commercializing our patented products and practicing our patented technology. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or the length of the term of patent protection that we may have for our products. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our generic, biosimilar and novel products. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.
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

Manufacturing
We do not own or operate facilities for commercial scale manufacturing of our products. We do own a process development scale manufacturing facility used in the development of our biologics. While we have personnel with experience and expertise in manufacturing, as well as process development, analytical development, quality assurance and quality control, we rely on contract manufacturers and our collaboration partners for manufacturing and supply activities. Under the 2006 Sandoz Collaboration Agreement, Sandoz is responsible for commercial manufacture of GLATOPA. Under the Mylan Collaboration Agreement, we and Mylan will jointly oversee manufacturing activities, with us having primary responsibility for contracting with contract manufacturers for clinical supply for products and Mylan having primary responsibility for contracting with contract manufacturers for commercial supply for products other than M834. Under the CSL License Agreement, CSL is responsible for manufacturing activities, except that we are responsible, at CSL's direction, for contracting with contract manufacturers for certain clinical supply of M230.

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

Sales, Marketing and Distribution
We do not currently have any sales, marketing and distribution capabilities other than strategic sales and marketing expertise, nor do we currently have any plans to build a sales, marketing and distribution capability to support any of our products. While we have personnel with experience and expertise in sales and marketing, we rely on our collaboration partners for these activities. In order for us to commercialize any products we would have to either develop a sales, marketing and distribution infrastructure or collaborate or contract with third parties that have sales, marketing and distribution capabilities. Under the 2006 Sandoz Collaboration Agreement, Sandoz is responsible for commercializing GLATOPA. Under the Mylan Collaboration Agreement, we have an option to participate in the commercialization of products, in a supporting commercial role, with Mylan in the United States. Under the CSL License Agreement, CSL is responsible for commercialization of products and we have an option to co-promote products in the United States.

Regulatory and Legal Matters
Government authorities in the United States, at the federal, state and local level, the European Union and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing and exporting and importing of products such as those we are developing.
United States Government Regulation
In the United States, the information that must be submitted to the FDA in order to obtain market approval of a new drug or biologic varies depending on whether the drug or biologic is a new product whose safety and effectiveness has not previously been demonstrated in humans, or a drug or biologic whose active ingredient(s) and certain other properties are the same as those of a previously approved drug or biologic, i.e., biosimilar. Approval of new drugs and biologics follows the NDA and BLA routes, respectively. A drug that claims to be the same as an already approved NDA drug may be able to file for approval under the ANDA approval pathway. Beginning in 2010, with the enactment of the Biologics Price Competition and Innovation Act, or BPCI Act, a biosimilar may also be filed for approval under the abbreviated pathway under Section 351(k) of the Public Health Service Act.
ANDA Approval Process for Generics
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
Generally, in an ANDA submission, determination of the "sameness" of the active ingredients to those in the reference listed drug is based on the demonstration of the chemical equivalence of the components of the generic version to those of the branded product. While the standard for demonstrating chemical equivalence is relatively straightforward for small molecule drugs, it is inherently more difficult to define sameness for the active ingredients of complex drugs. Under the NDA pathway, these types of drugs include products such as recombinant versions of certain hormones, among others. Due to the limited number of ANDA submissions for generic complex drugs, the FDA has not reached a final position for demonstrating chemical equivalence for many of these products specifically, nor provided broad guidance for achieving "sameness" for complex drugs in general. In many cases, the criteria the FDA may apply are evolving and are being determined on an application-by-application basis.
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
Generic drug products that are found to be therapeutically equivalent by the FDA receive an "A" rating in FDA's Orange Book, which lists all approved drug products and therapeutic equivalence evaluations. Products that are therapeutically equivalent can be expected in the FDA's judgment to have equivalent clinical effect and no difference in their potential for adverse effects when used under the approved conditions of their approved labeling. Products with "A" ratings are generally substitutable for the innovator drug by both in-hospital and retail pharmacies. Many health insurance plans require automatic substitution for "A" rated generic versions of products when they are available, although physicians may still prescribe the branded drug for individual patients. On rare occasions in the past, generic products were approved that were not rated as therapeutically equivalent, and these products were generally not substitutable at retail pharmacies. Therapeutic equivalence ratings are used under Medicare to determine reimbursement for generic drugs and facilitate market uptake of generic drugs.
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
The brand manufacturer may seek to delay or prevent the approval of an ANDA by filing a Citizen Petition or other forms of comments with the FDA. For example, a Citizen Petition may request the FDA to rule that a determination of "sameness" and/or therapeutic equivalence for a particular ANDA is not possible without extensive clinical testing, based on the characteristics of the brand product. Because relatively few ANDAs for complex mixture drugs have been reviewed by FDA, such a petition could substantially delay approval, or result in non-approval, of an ANDA for a complex mixture generic product. For example, Teva filed a Citizen Petition that argued that "sameness" could not be established by any applicant filing an ANDA for a generic COPAXONE on the grounds that COPAXONE was too complex to be thoroughly characterized. The FDA denied Teva's petition in connection with the approval of the ANDA for GLATOPA 20 mg/mL. The review of the Citizen Petition or other comments filed with the FDA and the preparation of the FDA response, however, can involve significant legal and regulatory resources that may extend the time for FDA review and approval of an ANDA.
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
Approval Process for Biosimilars
With the enactment of federal healthcare reform legislation in 2010, the Biologics Price Competition and Innovation Act, or BPCI Act, was enacted which created a new abbreviated approval pathway for biosimilars. The abbreviated pathway is codified in Section 351(k) of the Public Health Service Act. Under Section 351(k), the FDA must wait four years after approval of a product under a BLA before accepting a filing for a biosimilar version of the reference product, and the FDA cannot approve a biosimilar version of the reference product until 12 years after the reference product was approved under a BLA. In addition, the new legislation redefines "biologic" versus "drug." There is a ten year transition period during which applicants can elect regulation as a drug or biologic when applications are filed.
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
The FDA has the discretion to determine whether one or more of these elements are necessary and its guidance to date does not establish a single method for demonstrating biosimilarity but states that the degree of residual uncertainty that remains following analytical and nonclinical research will determine the nature and the extent of clinical studies that may be required. In 2012, the FDA implemented its biosimilar user fee program which includes a fee-based meeting process for consultation between applicants and the FDA reviewing division on biosimilar and interchangeable biologics applications under the new approval pathway. It provides for pre-application meetings where the applicant can propose and submit analytic, physicochemical and biologic characterization data along with a proposed development plan. The proposed development plan may have a reduced scope of clinical development based on the nature and extent of the characterization data. There are defined time periods for meetings and written advice. Since 2012, the FDA has published a series of draft and final guidance documents for the development and registration of biosimilars and interchangeable biologics, on topics ranging from demonstrating biosimilarity and interchangeability, non-proprietary naming, labeling and other scientific and regulatory issues. The draft and final guidance documents indicate that the FDA will consider the totality-of-the-evidence developed by an applicant in determining the nature and extent of the development, nonclinical and clinical requirements for a biosimilar or interchangeable biologic product. In addition, the guidance documents confirm the importance of analytical characterization to demonstrating biosimilarity and interchangeability in showing the absence of differences from the reference product. Where differences are identified, uncertainty associated with their clinical meaning or impact is expected to be resolved by nonclinical testing and clinical trials. The greater the similarity, the less uncertainty and the more likely the FDA will authorize an applicant to conduct targeted clinical trials or use extrapolation in support of demonstrating biosimilarity and interchangeability. The BPCI Act also provides for limited regulatory exclusivity for the first FDA-approved interchangeable biologic with respect to each reference product. This means that the FDA will defer approval of additional interchangeable biologics to the same reference product for defined periods of one year or more.
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
NDA and BLA Approval Processes for New Drugs and Biologics
In the United States, the FDA regulates drugs and biologics under the Federal Food, Drug, and Cosmetic Act, and, in the case of biologics, also under the Public Health Service Act, and implementing regulations. The steps required before a new drug or biologic may be marketed in the United States include:

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

•	satisfactory completion of FDA inspections of nonclinical and or clinical testing sites;

•	satisfactory completion of an FDA Advisory Committee review, if applicable; and

•	FDA review and approval of the NDA or BLA.
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
Manufacturing Requirements
Before approving an NDA, BLA, ANDA or Section 351(a) application, the FDA may inspect the facility or the facilities at which the product is manufactured. The FDA will not approve the product, and may delay an approval of an application, unless or until it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, BLA, ANDA or Section 351(a) application, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
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
Foreign Regulation
In addition to regulations in the United States, we are and will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products in those markets. Whether or not we obtain FDA approval for a product, we must obtain approval of a clinical trial application or product from the applicable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.
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
GLATOPA
GLATOPA 20 mg/mL is a substitutable generic equivalent for, and competes directly with, Teva's once-daily COPAXONE 20 mg/mL. It also competes with Teva's three-times-weekly COPAXONE 40 mg/mL. If the ANDA for GLATOPA 40 mg/mL is approved, GLATOPA 40 mg/mL would be a substitutable generic for, and would compete directly with, Teva's three-times-weekly COPAXONE 40 mg/mL. Teva's three-times-weekly COPAXONE 40 mg/mL, which launched in early 2014, accounts for approximately 81% of the overall U.S. glatiramer acetate market (20 mg/mL and 40mg/mL) based on volume prescribed. Teva's three-times-weekly COPAXONE 40 mg/mL share of the overall glatiramer acetate market may continue to increase, which could continue to decrease the size of the 20 mg/mL glatiramer acetate market and the market potential for GLATOPA 20 mg/mL. Currently, GLATOPA 20 mg/mL is the sole approved generic for once-daily COPAXONE 20 mg/mL in the United States and, to date, there is no approved generic for three-times-weekly COPAXONE 40 mg/mL in the United States. However, we may be subject to competition from other generic versions of COPAXONE approved in the future by the FDA. ANDAs for generic versions of COPAXONE 20 mg/mL and/or 40 mg/mL have been submitted to the FDA by Mylan Inc., Synthon Pharmaceuticals, Inc., Dr. Reddy's Laboratories, Amneal Pharmaceuticals, and Biocon Ltd. Other ANDAs or other regulatory applications may have been submitted or may be submitted in the future. In addition, GLATOPA 20 mg/mL competes (and GLATOPA 40 mg/mL, if approved, will compete) with other FDA approved multiple sclerosis therapies. These currently include, among others, Rebif (interferon-beta-1a), marketed by EMD Serono Inc. and Pfizer Inc.; Avonex (interferon beta-1a), Tysabri (natalizumab), Tecfidera (dimethyl fumarate), Plegridy (peginterferon beta-1a), and Zinbryta (daclizumab), each marketed by Biogen Idec Inc.; Betaseron (interferon-beta-1b), marketed by Bayer Schering Pharma; Extavia (interferon-Beta-1b) and Gilenya (fingolimod), each marketed by Novartis Pharmaceuticals Corporation; Lemtrada (alemtuzumab), marketed by Sanofi and Bayer; and Aubagio (teriflunomide), marketed by Sanofi.
Biosimilars
If approved, our biosimilar candidates would compete with their applicable reference products, biosimilars to those reference products, as well as other therapies used to treat the indications for which our biosimilars would be approved. Many of the companies developing biosimilars are significantly larger than us, have substantially greater financial resources and have significant pre-existing resources to devote to their biosimilars business. Amgen’s biosimilar to HUMIRA, Amjevita, received FDA approval in 2016 and a Committee for Medicinal Products for Human Use, or CHMP, positive opinion in January 2017. Currently, Sandoz, Samsung Bioepis, Fujifilm Kyowa Kirin Bio., Pfizer, Boehringer Ingelheim, Biocon/Mylan, Merck KGaA, LG Life Sciences, Coherus, Innovent Biologics, Oncobiologics, Biocad, Genor/Biocnd, and Bio-Thera have biosimilars to HUMIRA in clinical development. There are two biosimilars to HUMIRA approved in India, one from Torrent Pharmaceuticals and one from Zydus Cadila. Alphamab, bioXpress, Dr. Reddy's Laboratories, and Harvest Moon have announced they are developing a biosimilar to ORENCIA.
Novel Therapeutics
Our novel product pipeline will also face substantial competition from major pharmaceutical and other biotechnology companies. Our development work focused on Fc biology, which has yielded three named product candidates: M230, an Fc multimer, M281, anti-FcRn, and M254, hyper-sialylated IVIg. These candidates face competition from a number of companies. Merck & Co. and Pfizer have compounds in development that are mechanistically similar to M230. Pfizer's compound is in nonclinical development, and Merck's compound completed a Phase I clinical trial in May 2015. Several companies, including UCB, HanAll, Shire, Syntimmune and Argenx are developing FcRn targeted agents. UCB's compound is in a phase II clinical trial in ITP. Argenx’s compound is in a phase 2 trial in myasthenia gravis, and Syntimmune’s compound is in a phase I clinical trial. HanAll and Shire are in nonclinical development. M254 would compete with currently marketed intravenous and subcutaneous IgG products, including Octagam 5% and Octagam 10% marketed by Octapharma, Gammagard S/D, Gammagard Liquid 10%, Cuvitru and HyQvia marketed by Shire, Carimune, Privigen Liquid 10%, Carimune NF, and Hizentra marketed by CSL Behring, Flebogamma 5% DIF, Gamunex-C, Flebogamma 10% DIF marketed by Grifols, Gammaplex marketed by BPL Holdings, Gammaked marketed by Kendrion Biopharma, and Bivigam Liquid 10% marketed by Biotest, as well as those that are currently in development.

Employees
We believe that our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2016, we had 290 employees, including 81 employees who hold Ph.D. degrees and one employee who holds an M.D degree. Our employees are not represented by any collective bargaining group or labor union, and we believe our relations with our employees are good.

Research and Development Expenses
Research and development expenses consist of costs incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, license fees, consulting fees, nonclinical and clinical trial costs, contract research and manufacturing costs, and the costs of laboratory equipment and facilities. Research and development expense for 2016 was $119.9 million, compared with $126.0 million in 2015 and $106.5 million in 2014.

Financial Information about Segments and Geographic Areas
We view our business as one reportable operating segment—the discovery, development and commercialization of pharmaceutical products. We derive our revenues from our collaborations. All of our revenues through December 31, 2016 have come from our collaborators and are based solely on activities in the United States. Our long-lived assets were $26.0 million, $25.4 million and $30.0 million at December 31, 2016, 2015, and 2014, respectively, and are located solely in the United States. See Part II, Item 6 "Selected Consolidated Financial Information" and the section entitled "Segment Reporting" appearing in Note 2 to our consolidated financial statements for further information about our segment. The notes to our consolidated financial statements are contained in Part II, Item 8 of this Annual Report on Form 10-K.

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
In this Annual Report on Form 10-K, the terms "Momenta," "we," "us" "the Company" and "our" refer to Momenta Pharmaceuticals, Inc. and its subsidiary.
We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the Securities and Exchange Commission at the Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a web site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission.
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
Item 1A.    RISK FACTORS
Investing in our securities involves a high degree of risk. You should carefully consider the risks, uncertainties and other important factors described below in addition to other information included or incorporated by reference in this Annual Report on Form 10-K before purchasing our securities. The risks, uncertainties and other important factors described below are not the only ones we face. Additional risks, uncertainties and other important factors of which we are unaware, or that we currently believe are not material, may also affect us. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer.

Risks Relating to Our Business

If we or our collaborative partners encounter difficulties in our supply or manufacturing arrangements, including an inability by third party manufacturers to satisfy FDA quality standards and related regulatory requirements, our development and commercialization efforts may be materially harmed.

We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend upon our collaborative partners and other third parties, including sole source suppliers, to provide raw materials meeting FDA quality standards and related regulatory requirements, manufacture the drug substance, produce the final drug product and provide certain analytical services with respect to our products and product candidates. The FDA and other regulatory authorities require that our products be manufactured according to current good manufacturing practices, or cGMP, regulations and that proper procedures are implemented to assure the quality of our sourcing of raw materials and the manufacture of our products. Any failure by us, our collaborative partners or our third-party manufacturers to comply with cGMP and/or scale-up manufacturing processes could lead to a delay in, or failure to obtain, regulatory approval. In addition, such failure could be the basis for action by the FDA to withdraw approvals for products previously granted to us and for other regulatory action, including product recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions. To the extent we rely on a third-party manufacturer, the risk of non-compliance with cGMPs may be greater and the ability to effect corrective actions for any such noncompliance may be compromised or delayed. For example, on February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturing partner for GLATOPA, Pfizer Inc., received an FDA warning letter. The FDA warning letter does not restrict the production or shipment of the GLATOPA 20 mg/mL product that is currently marketed by Sandoz in the United States; however, the FDA may withhold approval of pending drug applications listing the facility, including the ANDA for GLATOPA 40 mg/mL, until satisfactory resolution of the compliance observations in the FDA warning letter. If the FDA delays an approval of the GLATOPA 40 mg/mL until satisfactory resolution of the compliance observations in the FDA warning letter, the greater the risk to us and Sandoz of prior or contemporaneous competition from other generic versions of COPAXONE 40 mg/mL. Any prior or contemporaneous competition from other generic versions of COPAXONE 40 mg/mL could have a material adverse impact on our business, financial position and results of operations and could cause the market value of our common stock to decline.

In addition, any change in manufacturers, including for GLATOPA, could be costly because the commercial terms of any new arrangement could be less favorable, and the expenses and development and commercial delays relating to the transfer of necessary technology and processes could be significant. For GLATOPA 40 mg/mL, the longer the period of time that it would take for Sandoz to transfer the necessary technology and processes to a new fill/finish manufacturer, the greater the risk to us and Sandoz of prior or contemporaneous competition from other generic versions of COPAXONE 40 mg/mL. Any prior or contemporaneous competition from other generic versions of COPAXONE 40 mg/mL could have a material adverse impact on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Moreover, in order to generate revenue from the sales of Enoxaparin Sodium Injection, GLATOPA 20 mg/mL, and if approved, GLATOPA 40 mg/mL, sufficient quantities of such product must also be produced in order to satisfy demand. If these contract manufacturers and suppliers, which include sole source suppliers, are unable to manufacture sufficient quantities of product or breach or terminate their manufacturing arrangements with us or Sandoz, as applicable, the development and commercialization of the affected products or product candidates could be delayed, which could have a material adverse effect on our business.

We have relied upon third parties, including sole source suppliers, to produce material for nonclinical and clinical studies and may continue to do so in the future. We cannot be certain that we will be able to obtain and/or maintain long-term supply and supply arrangements of those materials on acceptable terms, if at all. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our product candidates or market them.

If GLATOPA 40 mg/mL is launched following any FDA approval and prior to final resolution of product-related patent infringement litigation in our favor, we may incur significant damages.

Sandoz has the sole right to decide the timing and scope of the launch of GLATOPA 40 mg/mL following FDA approval. If Sandoz markets and sells GLATOPA 40 mg/mL following any FDA approval and prior to a final judicial resolution of product-related patent infringement litigation in our and Sandoz’ favor, we and Sandoz may be subject to claims for patent infringement damages. Damages for infringement may in some instances exceed the amount of revenue earned by the infringing product. If Sandoz launches GLATOPA 40 mg/mL prior to final resolution of any product-related patent infringement litigation and Teva subsequently succeeds in any such litigation, we and Sandoz may be liable for significant damages. Our collaboration with Sandoz provides that our fifty (50) percent share of such damages would be payable from any contractual profits due to us from sales of GLATOPA. Our payment of such damages could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Sandoz may delay or reduce the scope of a GLATOPA 40 mg/mL launch following any FDA approval until we and Sandoz prevail in product-related patent infringement litigation or until the relevant patents expire.

Since the damages associated with a GLATOPA 40 mg/mL launch prior to final resolution of any product-related patent infringement litigation in our and Sandoz’ favor can be substantial, Sandoz may delay or reduce the scope of a GLATOPA 40 mg/mL launch following any FDA approval. A delayed launch could occur as late as final resolution of all GLATOPA 40 mg/mL-related patent infringement litigation in our and Sandoz’ favor or, if we and Sandoz are unsuccessful in such litigation, the expiration of the GLATOPA 40 mg/mL-related patents. A launch that is delayed or reduced in scope could delay or reduce any future contractual profits due to us from sales of GLATOPA 40 mg/mL, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.
Sandoz may be prevented from marketing and selling GLATOPA 40 mg/mL following any FDA approval if Teva is successful in obtaining injunctive relief.

A court may issue a temporary or permanent injunction pending the outcome of any GLATOPA 40 mg/mL-related patent infringement litigation or as a remedy if Teva prevails in any GLATOPA 40 mg/mL-related patent infringement litigation. An injunction would prevent us and Sandoz from manufacturing and selling GLATOPA 40 mg/mL and/or prohibit the use of previously manufactured GLATOPA 40 mg/mL for commercial sale until we and Sandoz prevail in litigation or the relevant patents expire. If Teva is successful in obtaining injunctive relief for any GLATOPA 40 mg/mL-related patents, Sandoz’ ability to successfully commercialize GLATOPA 40 mg/mL would be significantly impaired, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

We may incur significant expenses and damages in the future in connection with allegations by Teva that we and Sandoz are infringing COPAXONE-related patents other than those at issue in the current GLATOPA 40 mg/mL-related patent infringement suits.

We and Sandoz are currently parties in patent infringement litigation in respect of all Orange Book-listed patents for COPAXONE 40 mg/mL as well as an additional COPAXONE 40 mg/mL-related patent. Teva may allege in the future that our and Sandoz’ manufacturing and sale of GLATOPA infringes COPAXONE-related patents other than those at issue in the currently pending litigation, including patents that may issue in the future. We would incur significant expenses under the terms of our collaboration with Sandoz to respond to and litigate any such claims, the outcomes of which would be uncertain. Furthermore, we may be liable for significant damages from the contractual profits of GLATOPA 20 mg/mL and, if approved and launched, GLATOPA 40 mg/mL if we and Sandoz are found to have infringed any such patents, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline. Moreover, litigation concerning intellectual property and proprietary technologies can be protracted and expensive and can distract management and personnel from running our business.

If other generic versions of the brand name drugs, or other biosimilars of the reference products, for which we have products or product candidates, including GLATOPA 20 mg/mL, GLATOPA 40 mg/mL, M923 and M834, are approved and successfully commercialized, our business would suffer.

Pricing and market share of generic and biosimilar products may decline, often dramatically, as other generics or biosimilars of the same brand name drug or reference product, respectively, enter the market. Competing generics include brand name manufacturers’ “authorized generics” of their own brand name products. Generally, earlier-to-market generics and biosimilars are better able to gain significantly greater market share than later-to-market competing generics and biosimilars, respectively. Accordingly, revenue and profits from GLATOPA 20 mg/mL and, if approved, our generic and biosimilar product candidates, may be significantly reduced based on the timing and number of competing generics and biosimilars, respectively. We expect GLATOPA 20 mg/mL and, if approved, certain of our generic and biosimilar product candidates may face intense and increasing competition from other generics and biosimilars. For example, Mylan and several other companies have submitted ANDAs to the FDA for generic versions of COPAXONE. A launch of an additional generic version of COPAXONE could significantly reduce anticipated revenue from GLATOPA 20 mg/mL and, if approved and launched, GLATOPA 40 mg/mL. The longer the period of time that it takes us and Sandoz to receive approval of the GLATOPA 40 mg/mL ANDA, the greater the risk of prior or contemporaneous competition from other generic versions of COPAXONE. On February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturing partner for GLATOPA, Pfizer Inc., received an FDA warning letter. The FDA may withhold approval of pending drug applications listing the facility, including the ANDA for GLATOPA 40 mg/mL, until satisfactory resolution of the compliance observations in the FDA warning letter.

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

If an alternative version of a reference product, such as COPAXONE, HUMIRA or ORENCIA, is developed that has a new product profile and labeling, the alternative version of the product could significantly reduce the market share of the original reference product, and may cause a significant decline in sales or potential sales of our corresponding generic or biosimilar product.

Brand companies may develop alternative versions of a reference product as part of a life cycle extension strategy, and may obtain approval of the alternative version under a supplemental new drug application, for a drug, or biologics license application, for a biologic. The alternative version may offer patients added benefits such as a more convenient form of administration or dosing regimen. Should the brand company succeed in obtaining an approval of an alternative product, it may capture a significant share of the collective reference product market and significantly reduce the market for the original reference product and thereby the potential size of the market for our generic or biosimilar products. For example, Teva’s three-times-weekly COPAXONE 40 mg/mL, which launched in early 2014, accounts for approximately 81% of the overall U.S. glatiramer acetate market (20 mg/mL and 40 mg/mL) based on volume prescribed. As a result, the market potential for GLATOPA 20 mg/mL has decreased, and may decrease further as additional patients are converted from once-daily COPAXONE to three-times-weekly COPAXONE. In addition, the alternative product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the alternative product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.

If the market for a reference product, such as COPAXONE, HUMIRA or ORENCIA, significantly declines, sales or potential sales of our corresponding generic and biosimilars product and product candidates may suffer and our business would be materially impacted.

Competition in the biotechnology industry is intense. Reference products face competition on numerous fronts as technological advances are made or new products are introduced that may offer patients a more convenient form of administration, increased efficacy or improved safety profile. As new products are approved that compete with the reference product to our generic products and product candidates and our biosimilar product candidates, respectively, sales of reference products and biosimilar and generics may be significantly and adversely impacted and may render the reference products obsolete.

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

Our future GLATOPA product revenue is dependent on the continued successful commercialization of GLATOPA 20 mg/mL and successful commercialization of GLATOPA 40 mg/mL, if approved.

Our near-term ability to generate GLATOPA product revenue depends, in large part, on Sandoz’ ability to continue to manufacture and commercialize GLATOPA 20 mg/mL, manufacture and commercialize GLATOPA 40 mg/mL, if approved. On February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturing partner for GLATOPA, Pfizer Inc., received an FDA warning letter. The FDA warning letter does not restrict the production or shipment of the GLATOPA 20 mg/mL product that is currently marketed by Sandoz in the United States; however, the FDA may withhold approval of pending drug applications listing the facility, including the ANDA for GLATOPA 40 mg/mL, until satisfactory resolution of the compliance observations in the FDA warning letter.

Our near-term ability to generate GLATOPA product revenue also depends in large part on Sandoz' ability to maintain market share and the pricing levels for GLATOPA 20 mg/mL and, if approved, GLATOPA 40 mg/mL, as Sandoz competes with Teva’s three-times-weekly COPAXONE 40 mg/mL, which currently accounts for approximately 81% of the overall U.S.

glatiramer acetate market (20 mg/mL and 40 mg/mL) based on volume prescribed. Because GLATOPA 20 mg/mL is only a substitutable generic version of the once-daily 20 mg/mL formulation of COPAXONE, the market potential of GLATOPA 20 mg/mL is negatively impacted by the conversion of patients from once-daily COPAXONE 20 mg/mL to three-times-weekly COPAXONE 40 mg/mL prior to the approval and launch of the GLATOPA 40 mg/mL product, which is currently pending FDA approval. Following any such approval and launch of the GLATOPA 40 mg/mL product, our near-term ability to generate GLATOPA product revenue will continue to depend on Sandoz' ability to compete with Teva's three-times-weekly COPAXONE 40 mg/mL product. In addition, other competitors may in the future receive approval to market generic versions of the 20 mg/mL or 40 mg/mL formulations of COPAXONE which would further impact our product revenue, which is based on a fifty-percent contractual profit share and, as a result, our business, including our near-term financial results and our ability to utilize GLATOPA revenue to fund future discovery and development programs, may suffer.

Any future Enoxaparin Sodium Injection product revenue is dependent on the successful manufacture and commercialization of Enoxaparin Sodium Injection.

Our near-term ability to generate Enoxaparin Sodium Injection product revenue depends, in large part, on Sandoz’ ability to manufacture and commercialize Enoxaparin Sodium Injection and compete with LOVENOX brand competition as well as authorized and other generic competition. Sandoz is facing increasing competition and pricing pressure from brand, authorized generic and other currently-approved generic competitors, which has and will continue to impact Sandoz’ net sales and profits from Enoxaparin Sodium Injection, and therefore our product revenue. Furthermore, other competitors may in the future receive approval to market generic Enoxaparin products which would further impact our product revenue, which is based on a fifty-percent contractual profit share. Due to these circumstances, the resulting market price for our Enoxaparin Sodium Injection product has substantially decreased and may decrease further. Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the year ended December 31, 2016, and therefore we recorded no product revenue for Enoxaparin Sodium Injection in the same period. Accordingly, we do not anticipate significant Enoxaparin Sodium Injection revenue in the near term.

If our patent litigation against Amphastar related to Enoxaparin Sodium Injection is not successful or third parties are successful in antitrust litigation against us relating to Enoxaparin Sodium Injection, we may be liable for damages and our business may be materially harmed.

In the event that we are not successful in our continued prosecution of our suit against Amphastar and Amphastar is able to prove it suffered damages as a result of the preliminary injunction preventing it from selling its Enoxaparin product in the United States, we could be liable for up to $35 million of the security bond for such damages. Moreover, if third parties are successful in antitrust litigation against us for asserting our Enoxaparin patent rights, they may be able to recover damages incurred as a result of enforcement of our patent rights, thereby negatively affecting our financial condition and results of operations.

If efforts by manufacturers of reference products to delay or limit the use of generics or biosimilars are successful, our sales of generic and biosimilar products may suffer.

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

The FDA’s practice is to rule within 150 days on Citizen Petitions that seek to prevent approval of an ANDA if the petition was filed after the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA. If, at the end of the 150-day period, the ANDA is not ready for approval or rejection, then the FDA has typically denied and dismissed the petition without acting on the petition. For example, Teva Neuroscience, Inc. filed eight Citizen Petitions regarding GLATOPA 20 mg/mL, all of which have been denied, dismissed or withdrawn. Teva also sought reversal of the denial of a Citizen Petition in federal court. Other third parties may also file Citizen Petitions requesting that the FDA adopt specific approval standards for generic or biosimilar products. Teva may seek to file additional Citizen Petitions pertaining to the GLATOPA 40 mg/mL ANDA or file other forms of comments to the FDA, and seek to delay or prevent the FDA approval of the GLATOPA 40 mg/mL ANDA, which could materially harm our business.

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

Drug products and biologics are sold through various channels, including retail, mail order, and to hospitals through group purchasing organizations, or GPOs. The distribution of such products is also managed by pharmacy benefit management firms, or PBMs, such as Express Scripts or CVS. These GPOs and PBMs rely on competitive bidding, discounts and rebates across their purchasing arrangements. We believe that we, in collaboration with commercial collaboration partners, will need to maintain adequate drug supplies, remain price competitive, comply with FDA regulations and provide high-quality products to establish and maintain relationships with GPOs and PBMs. The GPOs, PBMs and other customers with whom we or our collaborators have established contracts may also have relationships with our competitors and may decide to contract for or otherwise prefer products other than ours, limiting access of products to certain market segments. Our sales could also be negatively affected by any rebates, discounts or fees that are required by, or offered to, GPOs, PBMs, and customers, including wholesalers, distributors, retail chains or mail order services, to gain and retain market acceptance for our or our competitors’ products. For example, if PBMs, distributors and other customers contract with Teva for net price discounts or rebates on COPAXONE 20 mg/mL and 40 mg/mL in exchange for exclusivity or preferred status for COPAXONE prior to approval and launch of GLATOPA 40 mg/mL, our opportunity to capture market share would be significantly restricted for the term of these contracts even after a launch of GLATOPA 40 mg/mL. If we or our collaborators are unable to establish and maintain competitive distribution arrangements with all of these customers, sales of our products, our revenue and our profits would suffer.

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

Factors that we believe will materially affect market acceptance of our product candidates under development include:

•	the timing of our receipt of any marketing approvals, the terms of any approval and the countries in which approvals are obtained;

•	the safety, efficacy and ease of administration of our products;

•	the competitive pricing of our products;

•	physician confidence in the safety and efficacy of complex generic products or biosimilars;

•	the absence of, or limited clinical data available from, sameness testing of our complex generic products and biosimilarity or interchangeability testing of our biosimilar products;

•	the success and extent of our physician education and marketing programs;

•	the clinical, medical affairs, sales, distribution and marketing efforts of competitors; and

•	the availability and amount of government and third-party payer reimbursement.

If our products do not achieve market acceptance, we will not be able to generate sufficient revenue from product sales to maintain or grow our business.

If we are not able to retain our current management team or attract and retain qualified scientific, technical and business personnel, our business will suffer.

We are dependent on the members of our management team for our business success. Our employment arrangements with our executive officers are terminable by either party on short notice or no notice. We do not carry key person life insurance on the lives of any of our personnel. The loss of any of our executive officers would result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and approval of our product candidates. In addition, there is intense competition from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, for human resources, including management, in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful development and commercialization of our product candidates. Another component of retention is the intrinsic value of equity awards, including stock options. Stock options granted to our executives and employees are may be under pressure given the volatility of our stock performance and at such times may not always provide a retentive effect. If we lose key members of our management team, or are unable to attract and retain qualified personnel, our business could be negatively affected.

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

Our operations rely on the secure processing, storage and transmission of confidential and other information in our and our third party contractors' computer systems and networks. Our internal computer systems are vulnerable to breakdown or breach, including as a result of computer viruses, security breaches by individuals with authorized access, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The increased use of mobile and cloud technologies can heighten these and other operational risks. Moreover, systems breaches are increasing in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect. Any breakdown or breach by employees or others may pose a risk that sensitive data, including clinical trial data, intellectual property, trade secrets or personal information belonging to us, our patients or our collaborators may be exposed to unauthorized persons or to the public. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture and commercialize our products and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our products and product candidates could be delayed, we could suffer reputational harm, we could be subject to regulatory action, and the trading price of our common stock could be adversely affected. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to breakdown or breach of our computer systems and other related breaches.

As we continue to evolve from a company primarily involved in discovery and development of pharmaceutical products into one that is also involved in the development and commercialization of multiple pharmaceutical products, we may have difficulty managing our growth and expanding our operations successfully.

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

In addition, our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. For example, some jurisdictions, such as the District of Columbia, have imposed licensing requirements for sales representatives. In addition, the District of Columbia and the Commonwealth of Massachusetts, as well as the federal government, by way of the Sunshine Act provisions of the Patient Protection and Affordable Care Act of 2010, have established reporting requirements that would require public reporting of consulting and research fees to health care professionals. Because the reporting requirements vary in each jurisdiction, compliance can be complex and expensive and may create barriers to entering the commercialization phase. The need to build new systems as part of our growth could place a strain on our administrative and operational infrastructure. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Such requirements may also impact our opportunities to collaborate with physicians at academic research centers as new restrictions on academic-industry relationships are put in place. In the past, collaborations between academia and industry have led to important new innovations, but the new laws may have an effect on these activities. While we cannot predict whether any legislative or regulatory changes will have negative or positive effects, they could have a material adverse effect on our business, financial condition and potential profitability.

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

Our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment requires the commitment of significant financial and managerial resources.

Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a publicly traded company or comply with the requirements of the SEC or the Sarbanes-Oxley Act of 2002, as amended. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our stock and our business.

Risks Relating to Our Financial Position and Need for Additional Capital

We have incurred a cumulative loss since inception. If we do not generate significant revenue, we may not return to profitability.

We have incurred significant losses since our inception in May 2001. At December 31, 2016, our accumulated deficit was $473 million. We may incur annual operating losses over the next several years as we expand our product development, commercialization and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture, market and sell any products we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.

To be profitable, we and our collaborative partners must succeed in developing and commercializing products with significant market potential. This will require us and our collaborative partners to be successful in a range of challenging activities: developing product candidates; obtaining regulatory approval for product candidates through either existing or new regulatory approval pathways; clearing allegedly infringing patent rights; enforcing our patent rights; and manufacturing, distributing, marketing and selling products. Our potential profitability will also be adversely impacted by the entry of competitive products and, if so, the degree of the impact could be affected by whether the entry is before or after the launch of our products. We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, discover or develop other therapeutic candidates or continue our operations. A decline in the value of our company could cause our shareholders to lose all or part of their investment.

We will require substantial funds and may require additional capital to execute our business plan and, if additional capital is not available, we may need to delay, limit or cease our product development efforts or other operations. If we are unable to fund our obligations under our collaboration and license agreements, we may breach those agreements and our collaboration partners could terminate those agreements.

As of December 31, 2016, we had cash, cash equivalents and marketable securities totaling approximately $353.2 million. For the year ended December 31, 2016, we had a net loss of $21.0 million and our operations provided cash of $7.9 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development and commercialization of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements will depend on many factors, including but not limited to:

•	the level of sales of GLATOPA 20 mg/mL;

•	the successful commercialization of GLATOPA 40 mg/mL and our other product candidates;

•	the cost of advancing our product candidates and funding our development programs, including the costs of nonclinical and clinical studies and obtaining regulatory approvals;

•	the receipt of continuation payments under our Mylan Collaboration Agreement;

•	the receipt of milestone payments under our CSL License Agreement;

•
the continuation without disruption of development and manufacturing activities of M923 following Baxalta’s termination of the Baxalta Collaboration Agreement, which was effective on December 31, 2016;

•	the timing of FDA approval of the products of our competitors;

•
the cost of litigation, including with Amphastar relating to Enoxaparin Sodium Injection, that is not otherwise covered by our collaboration agreements, or potential patent litigation with others, as well as any damages, including possibly treble damages, that may be owed to third parties should we be unsuccessful in such litigation;

•	the ability to enter into additional strategic alliances for our non-partnered programs, such as M923, as well as the terms and timing of any milestone, royalty or profit share payments thereunder;

•	the continued progress in our research and development programs, including completion of our nonclinical studies and clinical trials;

•	the cost of acquiring and/or in-licensing other technologies, products or assets; and

•	the cost of manufacturing, marketing and sales activities, if any.

We expect to finance and manage our planned operating and capital expenditure requirements principally through our current cash, cash equivalents and marketable securities, capital raised through our collaboration and license agreements and equity financings, including utilization of our At-the-Market financing facility, continuation and milestone payments and product revenues under existing collaboration and license agreements. We believe that these funds will be sufficient to meet our operating requirements through at least the end of 2018. We may seek additional funding in the future through third-party collaborations and licensing arrangements, public or private debt financings or from other sources. Additional funds may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also may not be able to fund our obligations under one or more of our collaboration and license agreements, which could enable one or more of our collaborators to terminate their agreements with us, and therefore harm our business, financial condition and results of operations.

Raising additional capital by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We may seek to raise the additional capital necessary to fund our operations through public or private equity offerings, debt financings, and collaboration and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect our stockholders’ rights or, in the case of debt securities, require us to pay interest that would reduce our cash flows from operations or comply with certain covenants that could restrict our operations. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

Risks Relating to Development and Regulatory Approval

The future success of our business is significantly dependent on the success of our GLATOPA 40 mg/mL product candidate. If we are not able to obtain regulatory approval for the commercial sale of our GLATOPA 40 mg/mL product candidate, our future results of operations will be adversely affected.

Our future results of operations depend to a significant degree on our ability to obtain regulatory approval for and commercialize GLATOPA 40 mg/mL. Our application for GLATOPA 40 mg/mL has been under review with the FDA since February 2014. To receive approval, we will be required to demonstrate to the satisfaction of the FDA, among other things, that GLATOPA 40 mg/mL:

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

Determination of therapeutic equivalence of GLATOPA 40 mg/mL to COPAXONE 40 mg/mL will be based, in part, on our demonstration of the chemical equivalence of our version to its respective reference listed drugs. The FDA may not agree that we have adequately characterized GLATOPA 40 mg/mL or that GLATOPA 40 mg/mL and COPAXONE 40 mg/mL are chemical equivalents. In that case, the FDA may require additional information, including nonclinical or clinical trial results, to determine therapeutic equivalence or to confirm that any inactive ingredients or impurities do not compromise the product’s safety and efficacy. Provision of sufficient information for approval may be difficult, expensive and lengthy. We cannot predict whether GLATOPA 40 mg/mL will receive FDA approval as therapeutically equivalent to COPAXONE 40 mg/mL.

In the event that the FDA modifies its current standards for therapeutic equivalence with respect to generic versions of COPAXONE 40 mg/mL, or requires us to conduct clinical trials or complete other lengthy procedures, the commercialization of GLATOPA 40 mg/mL could be delayed or prevented or become more expensive. Regulatory approval of this or any other product may also be significantly delayed where manufacturing inspections are pending or have unresolved pending compliance issues. Delays in any part of the process or our inability to obtain regulatory approval for GLATOPA 40 mg/mL could adversely affect our operating results by restricting or significantly delaying our introduction of GLATOPA 40 mg/mL.

Moreover, on February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturing partner for GLATOPA, Pfizer Inc., received an FDA warning letter. The FDA may withhold approval of pending drug applications listing the facility, including the ANDA for GLATOPA 40 mg/mL, until satisfactory resolution of the compliance observations in the FDA warning letter.

Although the BPCI Act establishes a regulatory pathway for the approval by the FDA of biosimilars, the standards for determining biosimilarity and interchangeability for biosimilars are only just being implemented by the FDA under recently developed and developing guidance. Therefore, substantial uncertainty remains about the potential value of our scientific approach and regulatory strategy for biosimilar development.

The regulatory climate in the United States for biosimilar versions of biologic and complex protein products remains uncertain, even following the enactment of legislation establishing a regulatory pathway for the approval of biosimilars under the Biologics Price Competition and Innovation Act, or BPCI Act. For example, the FDA only recently issued a series of draft and final guidance documents on certain matters concerning approval of biosimilars, interchangeable biologics, non-proprietary naming and labeling, as well as quality and scientific considerations. Experience will develop as the number of products and applications increase. The pathway contemplates approval of two categories of follow-on biologic products: (1) biosimilar products, which are highly similar to the existing reference product, notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences from the reference product and (2) interchangeable biologic products, which in addition to being biosimilar can be expected to produce the same clinical result in any given patient without an increase in risk due to switching from the reference product. Only interchangeable biosimilar products would be considered substitutable at the retail pharmacy level without the intervention of a physician. The legislation authorizes but does not require the FDA to establish standards or criteria for determining biosimilarity and interchangeability, and also authorizes the FDA to use its discretion to determine the nature and extent of product characterization, nonclinical testing and clinical testing on a product-by-product basis.

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

Furthermore, the regulatory pathway creates the risk that the reference product company, during its 12-year marketing exclusivity period, will develop and replace its product with a non-substitutable or modified product that may also qualify for an additional 12-year marketing exclusivity period, reducing the opportunity for substitution at the retail pharmacy level for interchangeable biosimilars. Finally, the legislation also creates the risk that, as reference product and biosimilar companies gain experience with the regulatory pathway, subsequent FDA determinations or court rulings could create additional areas for potential disputes and resulting delays in biosimilars approval.

In addition, there is reconsideration and legislative debate that could lead to the repeal or amendment of the healthcare legislation. If the legislation is significantly amended or is repealed with respect to the biosimilar approval pathway, our opportunity to develop biosimilars (including interchangeable biologics) could be materially impaired and our business could be materially and adversely affected. Similarly, the legislative debate at the federal level regarding the federal government budget in 2013 restricted federal agency funding for the biosimilar pathway, including biosimilar user fee funding for fiscal year 2014, and has resulted in delays in hiring and in the conduct of meetings with biosimilar applicants and the review of biosimilar meeting and application information. The scheduling and conduct of biosimilar meeting and applications review was also suspended during the U.S. Government shutdown in October 2013, and could be subject to future suspensions as a result of future deadlocks in passage of federal appropriations bills in 2017 or future years. In addition, the hiring and regulatory freeze implemented by the federal government in 2017 and other potential regulatory reform initiatives could also impact the future implementation of the biosimilar regulatory pathway. While proposals to repeal the Affordable Care Act do not appear to include proposals to repeal the BPCI Act, there is still some uncertainty about that possibility. Depending on the timing and the extent of these funding, meeting and review disruptions, our development of biosimilar products could be delayed.

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

Even if we are able to obtain regulatory approval for our generic and biosimilar product candidates as therapeutically equivalent or interchangeable, state pharmacy boards or agencies may conclude that our products are not substitutable at the pharmacy level for the corresponding reference product. If our generic or biosimilar products are not substitutable at the pharmacy level for the corresponding reference product, this could materially reduce sales of our products and our business would suffer.

Although the FDA may determine that a generic product is therapeutically equivalent to a reference product and provide it with an “A” rating in the FDA’s Orange Book, this designation is not binding on state pharmacy boards or agencies for generic drugs. As a result, in states that do not deem our generic drugs and product candidates therapeutically equivalent, physicians will be required to specifically prescribe a generic product alternative rather than have a routine substitution at the pharmacy level for the prescribed reference product. Should this occur with respect to one of our generic drugs or product candidates, it could materially reduce sales in those states which would substantially harm our business.

While a designation of interchangeability is a finding by the FDA that a biosimilar can be substituted at the pharmacy without physician intervention or prescription, reference product pharmaceutical companies are lobbying state legislatures and the FDA to enact physician prescription requirements, or in the absence of a prescription, physician and patient notification requirements, special labeling requirements and unique naming requirements for biosimilars which if enacted could create barriers to substitution and adoption rates of interchangeable biologics as well as non-interchangeable biosimilars. Should this occur with respect to one of our biosimilars or interchangeable biologic product candidates in a discriminatory manner, it could materially reduce sales in those states which would substantially harm our business. To date, the FDA has adopted a non-discriminatory policy that would apply the same non-proprietary naming requirements to reference products.

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

The results from nonclinical studies of a novel product candidate and in initial human clinical studies of a novel product candidate may not predict the results that will be obtained in subsequent human clinical trials. If we are required by regulatory authorities to conduct additional clinical trials or other testing of our novel product candidates that we did not anticipate, if we are unable to successfully complete our clinical trials or other tests, or if the results of these trials are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for our novel product candidates or we may not be able to obtain marketing approval at all. Our product development costs will also increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our novel product candidates. If any of these events occur, our business will be materially harmed.

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

Even after approval, any pharmaceutical products we develop will be subject to ongoing regulatory review, including the review of clinical results that are reported after our products are made commercially available. Any regulatory approvals that we obtain for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, the manufacturer and manufacturing facilities we use to produce any of our product candidates will be subject to periodic review and inspection by the FDA, or foreign equivalent, and other regulatory agencies. We will be required to report any serious and unexpected adverse experiences and certain quality problems with our products and make other periodic reports to the FDA. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer or facility, including withdrawal of the product from the market. Certain changes to an approved product, including in the way it is manufactured or promoted, often require prior FDA approval before the product as modified may be marketed. If we fail to comply with applicable FDA regulatory requirements, we may be subject to fines, warning letters, civil penalties, refusal by the FDA to approve pending applications or supplements, suspension or withdrawal of regulatory approvals, product recalls and seizures, injunctions, operating restrictions, refusal to permit the import or export of products, and/or criminal prosecutions and penalties.

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

In addition, the FDA’s policies may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs, and to spur innovation, but its ultimate implementation remains unclear. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

Obtaining coverage and reimbursement approval for a product from each government or other third-party payer is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payer. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. There is substantial uncertainty whether any particular payer will reimburse the use of any product incorporating new technology. Even when a payer determines that a product is eligible for reimbursement, the payer may impose coverage limitations that preclude payment for some uses that are approved by the FDA or comparable authority. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other products or services, and may reflect budgetary constraints and/or imperfections in Medicare, Medicaid or other data used to calculate these rates. Net prices for products may be reduced by mandatory discounts or rebates required by government health care programs or by any future relaxation of laws that restrict imports of certain medical products from countries where they may be sold at lower prices than in the United States.

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

We also anticipate that application of the existing and evolving reimbursement regimes to biosimilar products will be somewhat uncertain. In the 2016 Physician Fee Schedule Final Rule, CMS made it clear that the payment amount for a biosimilar is based on the average sales price of all products included within the same billing and payment code. In general, this means that CMS will group biosimilar products that rely on a common reference product’s biologics license application into the same payment calculation, and these products will share a common payment limit and billing code. Separate codes could reduce or significantly impair the value of interchangeability of the biosimilar. However, it is unclear what effect this will have on private payors. Reimbursement uncertainty could adversely impact market acceptance of biosimilar products.

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

The MMA changed the way Medicare covers and reimburses for pharmaceutical products. The legislation introduced a new reimbursement methodology based on average sales prices for pharmaceutical products that are used in hospital settings or under the direct supervision of a physician and, starting in 2006, expanded Medicare coverage for pharmaceutical product purchases by the elderly. In addition, the MMA requires the creation of formularies for self-administered pharmaceutical products, and provides authority for limiting the number of pharmaceutical products that will be covered in any therapeutic class and provides for plan sponsors to negotiate prices with manufacturers and suppliers of covered pharmaceutical products. As a result of the MMA and the expansion of federal coverage of pharmaceutical products, we expect continuing pressure to contain and reduce costs of pharmaceutical products. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for our products and could materially adversely affect our operating results and overall financial condition. While the MMA generally applies only to pharmaceutical product benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement policies and any reduction in coverage or payment that results from the MMA may result in a similar reduction in coverage or payments from private payers.

Furthermore, healthcare reform legislation that was enacted in 2010 and is now being implemented could significantly change the United States health care system and the reimbursement of products. A primary goal of the law is to reduce or limit the growth of health care costs, which could change the market for pharmaceuticals and biological products. The law contains provisions that will affect companies in the pharmaceutical industry and other healthcare-related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include an increase to the mandatory rebates for pharmaceutical products sold into the Medicaid program, an extension of the rebate requirement to pharmaceutical products used in risk-based Medicaid managed care plans, an extension of mandatory discounts for pharmaceutical products sold to certain critical access hospitals, cancer hospitals and other covered entities, and discounts and fees applicable to brand-name pharmaceutical products. Although many of these provisions may not apply directly to us, they may change business practices in our industry and, assuming our products are approved for commercial sale, such changes could adversely impact our profitability.

Moreover, increasing efforts by governmental and third-party payers, in the United States and abroad, to cap or reduce healthcare costs or introduce price controls or price negotiation may cause the government or other organizations to limit both coverage and level of reimbursement for approved products and, as a result, they may not cover or provide adequate payment for our products and product candidates. We expect to experience pricing pressures in connection with the sale of any of our products and product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs, surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Additionally, the BPCI Act establishes an abbreviated regulatory pathway for the approval of biosimilars and provides that reference products may receive 12 years of market exclusivity, with a possible six-month extension for pediatric products. By creating a new approval pathway for biosimilars and adjusting reimbursement for biosimilars, the new law could promote the development and commercialization of biosimilars. However, given the uncertainty of how the law will be interpreted and implemented, the impact of the law on our strategy for biosimilars as well as novel biologics remains uncertain. Other provisions in the law, such as the comparative effectiveness provisions, may ultimately impact positively or negatively both brand and biosimilars products alike depending on an applicant’s clinical data, effectiveness and cost profile. If a reference product cannot be shown to provide a benefit over other therapies, then it might receive reduced coverage and reimbursement. While this might increase market share for biosimilars based on cost savings, it could also have the effect of reducing biosimilars’ market share.

The full effects of the U.S. healthcare reform legislation cannot be known until the new law is implemented through regulations or guidance issued by the CMS and other federal and state health care agencies. While we cannot predict whether any legislative or regulatory changes will have negative or positive effects, they could have a material adverse effect on our business, financial condition and potential profitability. In addition, litigation may prevent some or all of the legislation from taking effect. In 2017 and beyond, we may face additional uncertainties as a result of likely federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the U.S. healthcare reform legislation. There is no assurance that the U.S. healthcare reform legislation, as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

Our research and development involves, and may in the future involve, the use of hazardous materials and chemicals and certain radioactive materials and related equipment. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Insurance may not provide adequate coverage against potential liabilities, and we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

The FDA has reported that it has a substantial backlog of ANDA filings that have resulted in significant delays in review and approval of applications. As a result, the review and potential approval of our application for GLATOPA 40 mg/mL may be significantly delayed.

The FDA has reported that it has a substantial backlog of ANDA filings that have resulted in significant delays in the review and approval of ANDAs and amendments or supplements due to insufficient staffing and resources. Resource constraints have also resulted in significant delays in conducting ANDA-related pre-approval inspections. Until the backlog of ANDA filings is reduced, our application for GLATOPA 40 mg/mL and any supplements may be subject to significant delays during their review cycles, which may adversely affect our business and financial condition. In addition, the hiring freeze implemented by the federal government in 2017 could also impact the review and potential approval of our application for GLATOPA 40 mg/mL, which may adversely affect our business and financial condition.

Risks Relating to Intellectual Property

If we are not able to obtain and enforce patent protection for our discoveries, our ability to successfully commercialize our product candidates will be harmed, and we may not be able to operate our business profitably.

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

Assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent. We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or U.S. PTO, or become involved in opposition, derivation, reexamination, Inter Partes Review, or IPR, or interference proceedings challenging our patent rights or the patent rights of others. For example, several of our European patents are being challenged in opposition proceedings before the European Patent Office. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

We in-license a portion of our proprietary technologies, and if we fail to comply with our obligations under any of the related agreements, we could lose license rights that are necessary to develop our product candidates.

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

Risks Relating to Our Dependence on Third Parties

The 2006 Sandoz Collaboration Agreement is important to our business. If Sandoz AG fails to adequately perform under this collaboration, or if we or Sandoz AG terminate all or a portion of this collaboration, the development and commercialization of some of our products and product candidates, including GLATOPA 20 mg/mL and GLATOPA 40 mg/mL, would be impacted, delayed or terminated and our business would be adversely affected.

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

Under our collaboration agreement, we are dependent upon Sandoz AG to successfully continue to commercialize GLATOPA 20 mg/mL and are significantly dependent on Sandoz AG to successfully commercialize GLATOPA 40 mg/mL. We do not fully control Sandoz AG’s commercialization activities or the resources it allocates to our products. While the 2006 Sandoz Collaboration Agreement contemplates joint decision making and alignment, our interests and Sandoz AG’s interests may differ or conflict from time-to-time or we may disagree with Sandoz AG’s level of effort or resource allocation. Sandoz AG may internally prioritize our products and product candidates differently than we do or it may fail to allocate sufficient resources to effectively or optimally commercialize our products and alignment may only be achieved through dispute resolution. If these events were to occur, our business would be adversely affected.

The development and commercialization of our lead biosimilar product candidate, M923, could be delayed or terminated as a result of the termination of the Baxalta Collaboration Agreement, and our business may be adversely affected.

On September 27, 2016, Baxalta gave us twelve months’ prior written notice of the exercise of its right to terminate for its convenience the Baxalta Collaboration Agreement, or the Baxalta Termination. On December 31, 2016, we and Baxalta entered into an Asset Return and Termination Agreement pursuant to which the effective date of the Baxalta Termination was December 31, 2016. Following the effective date of the Baxalta Termination, Baxalta is not obligated to continue to perform development, manufacturing or commercialization activities for M923 except for certain transitional clinical and regulatory activities that are expected to be completed by April 2017. If Baxalta does not allocate sufficient resources for the agreed upon transitional clinical and regulatory activities for M923, there could be significant delays in the M923 program. Furthermore, there could be changes or delays in the timing of the M923 program in connection with the transition of the M923 program back to us.

In addition, following the effective date of the Baxalta Termination, we have the right to research, develop, manufacture and commercialize M923 or license a third party to do so. In the event we elect to research, develop, manufacture and commercialize M923 by ourselves, we would need to expand our internal capabilities, in connection with which there could be significant delays in the M923 program. In the event we elect to license M923 to a third party, the terms of such a license and collaboration could be less favorable than those under the Baxalta Collaboration Agreement, and finding and negotiating a new collaboration could cause significant delays in the M923 program. Any of the delays described above could prevent us from commercializing M923. In addition, we may need to seek additional financing to support the research, development and commercialization of M923, or alternatively we may decide to discontinue M923, which could have a material adverse effect on our business.

The Mylan Collaboration Agreement is important to our business. If we or Mylan fail to adequately perform under the Agreement, or if we or Mylan terminate the Mylan Collaboration Agreement, the development and commercialization of one or more of our biosimilar candidates, including M834, could be delayed or terminated and our business would be adversely affected.

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

If the Mylan Collaboration Agreement were terminated and we had the right to continue the development and commercialization of one or more terminated products, to fully exercise that right, we would need to expand our internal capabilities or enter into another collaboration, which, if we were able to do so, could cause significant delays that could prevent us from commercializing those products. Any alternative collaboration could be on less favorable terms to us. In addition, we may need to seek additional financing to support the development and commercialization of any terminated products, or alternatively we may decide to discontinue one or more terminated products, which could have a material adverse effect on our business. If the Mylan Collaboration Agreement were terminated and Mylan had the right to continue the development and commercialization of one or more terminated products, we would have no influence or input into those activities.

Under the Mylan Collaboration Agreement, we are dependent upon Mylan to successfully perform its responsibilities and activities, including conducting clinical trials for certain products and leading the commercialization of products. We do not control Mylan’s execution of its responsibilities, including commercialization activities, or the resources it allocates to our products. Our interests and Mylan’s interests may differ or conflict from time to time, or we may disagree with Mylan’s level of effort or resource allocation. Mylan may internally prioritize our products and product candidates differently than we do or it may not allocate sufficient resources to effectively or optimally execute its responsibilities or activities. If these events were to occur, our business would be adversely affected.

The CSL License Agreement is important to our business. If we or CSL fail to adequately perform under the Agreement, or if we or CSL terminate the Agreement, the development and commercialization of our novel therapeutic, M230, could be delayed or terminated and our business would be adversely affected.

CSL may terminate the CSL License Agreement on a product-by-product basis subject to notice periods and certain circumstances related to clinical development. We may terminate the CSL License Agreement under certain circumstances related to the development of M230 and if no activities are being conducted under the CSL License Agreement. Either party may terminate the Agreement on a product-by-product basis if certain patent challenges are made, on a product-by-product or country-by-country basis for material breaches, or due to the other party’s bankruptcy. Upon termination of the CSL License Agreement, subject to certain exceptions, the licenses granted under the CSL License Agreement terminate. In addition, dependent upon the circumstances under which the CSL License Agreement is terminated, we or CSL have the right to continue the research, development, and commercialization of terminated products, including rights to certain data, for the continued development and sale of terminated products and, subject to certain limitations, obligations to make sales-based royalty payments to the other party.

If the CSL License Agreement were terminated and we had the right to continue the research, development, and commercialization of one or more terminated products, to fully exercise that right, we would need to expand our internal capabilities or enter into another collaboration, which, if we were able to do so, could cause significant delays that could prevent us from commercializing those products. Any alternative collaboration could be on less favorable terms to us. In addition, we may need to seek additional financing to support the research, development and commercialization of any terminated products, or alternatively we may decide to discontinue one or more terminated products, which could have a material adverse effect on our business. If the CSL License Agreement were terminated and CSL had the right to continue the development and commercialization of one or more terminated products, we would have no influence or input into those activities.

Under the CSL License Agreement, we are dependent upon CSL to successfully perform its responsibilities and activities, including the research, development and commercialization of M230 and research on other Fc multimer proteins. We do not control CSL’s execution of its responsibilities or the resources it allocates to our products and product candidates. Our interests and CSL’s interests may differ or conflict from time to time, or we may disagree with CSL’s level of effort or resource allocation. CSL may internally prioritize our products and product candidates differently than we do or it may not allocate sufficient resources to effectively or optimally execute its responsibilities or activities. If these events were to occur, our business would be adversely affected.

We may need to enter into additional strategic alliances with other companies that can provide capabilities and funds for the development and commercialization of our product candidates. If we are unsuccessful in forming or maintaining these arrangements on favorable terms, we may have to alter our development and commercialization plans, and our business could be adversely affected.

Because we have limited internal capabilities for late-stage product development, manufacturing, sales, marketing and distribution, we may need to enter into strategic alliances with other companies in addition to our current alliances with Sandoz, Mylan and CSL. In such alliances, we would expect our collaboration partners to provide substantial capabilities in clinical development, manufacturing, regulatory affairs, sales and marketing. We may not be successful in entering into any such alliances as a result of many factors including the following:

•	competition in seeking appropriate collaborators;

•	restrictions on future strategic alliances in existing strategic alliance agreements;

•	a reduced number of potential collaborators due to recent business combinations of large pharmaceutical companies;

•	inability to negotiate strategic alliances on a timely basis; and

•	inability to negotiate strategic alliances on acceptable terms.

Even if we do succeed in securing such alliances, we may not be able to maintain them or they may be unsuccessful. We may be unable to maintain a strategic alliance if the development or approval of a product candidate that is the subject of the alliance is delayed or sales of an approved product that is the subject of the alliance are disappointing. The success of our collaboration agreements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Any such alliance would entail numerous operational and financial risks, including significant integration and implementation challenges that could disrupt our business and divert our management's time and attention. If we are unable to secure or maintain such alliances or if such alliances are unsuccessful, we may not have the capabilities necessary to continue or complete development of our product candidates and bring them to market, which may have an adverse effect on our business.

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

A significant change in the business operations of, a change in the financial condition of, a change in senior executive management within, or a change in control of our third-party collaborators, or any future collaboration partners or third party manufacturers could have a negative impact on our business operations.

Since many of our product candidates are developed under collaborations or licenses with third parties, we do not have sole decision making authority with respect to commercialization or development of those product candidates. We have built relationships and work collaboratively with our third-party collaborators and manufacturers to ensure the success of our development and commercialization efforts. A significant change in the senior management team, a change in the financial condition or a change in the business operations, including a change in control or internal corporate restructuring, of any of our collaboration partners or third-party manufacturers, could result in delayed timelines on our products. In addition, we may have to re-establish working relationships and familiarize new counterparts with our products and business. Any such change may result in the collaboration partner or third party manufacturer internally re-prioritizing our programs or decreasing resources or funding allocated to support our programs. For example, in June 2016, Baxalta Incorporated and Shire announced the completion of a combination of Baxalta Incorporated and Shire, as a result of which Baxalta Incorporated became a wholly-

owned subsidiary of Shire. On September 27, 2016, Baxalta gave us twelve months’ prior written notice of the exercise of its right to terminate for its convenience the Baxalta Collaboration Agreement, and on December 31, 2016, we and Baxalta entered into an Asset Return and Termination Agreement pursuant to which the effective date of the Baxalta Termination was December 31, 2016. Baxalta is obligated to perform certain transitional clinical and regulatory activities that are expected to be completed by April 2017. As a result, we are dependent on Shire to allocate resources for the agreed upon transitional clinical and regulatory activities of M923, and there could be changes or delays in the timing of the M923 program in connection with the transition of the M923 program back to us. Similar changes with respect to any of our other collaborators may negatively impact our business operations.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Finally, these provisions establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings. These provisions would apply even if the offer may be considered beneficial by some stockholders.

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.

The stock market in general and the market prices for securities of biotechnology companies in particular have experienced extreme volatility that often has been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock has been, and is likely to continue to be, volatile. Furthermore, our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	delays in achievement of, or failure to achieve, program milestones that are associated with the valuation of our company or significant milestone revenue;

•	failure of GLATOPA 20 mg/mL to sustain profitable sales or market share that meet expectations of securities analysts;

•
other adverse FDA decisions relating to our GLATOPA programs, including any FDA decision to delay approval of the GLATOPA 40 mg/mL ANDA until satisfactory resolution of the compliance observations in the FDA's February 2017 warning letter to Pfizer, Sandoz’ third party fill/finish manufacturing partner for GLATOPA, and an FDA decision to require additional data, including requiring clinical trials, as a condition to GLATOPA 40 mg/mL ANDA approval;

•
litigation involving our company or our general industry or both, including litigation pertaining to the launch of our collaborative partners’ or our competitors’ products, including without limitation, a decision in the GLATOPA 40 mg/mL patent litigation or a competitors’ related patent litigation that prevents the launch or delays the launch of our GLATOPA 40 mg/mL product;

•	a decision in favor of, or against, Amphastar in our patent litigation suits, a settlement related to any case; or a decision in favor of third parties in antitrust litigation filed against us;

•	announcements by other companies regarding the status of their ANDAs for generic versions of COPAXONE;

•	FDA approval of other companies’ ANDAs for generic versions of COPAXONE;

•	marketing and/or launch of other companies’ generic versions of COPAXONE;

•
adverse FDA decisions regarding the development requirements for one of our biosimilar product candidates or failure of our other product applications to meet the requirements for regulatory review and/or approval;

•	results or delays in our or our competitors’ clinical trials or regulatory filings;

•	enactment of legislation that repeals the law enacting the biosimilar regulatory approval pathway or amends the law in a manner that is adverse to our biosimilar development strategy;

•
failure to demonstrate therapeutic equivalence with respect to our technology-enabled generic product candidate, GLATOPA 40 mg/mL, or biosimilarity or interchangeability with respect to our biosimilar product candidates such as M923 or M834;

•	demonstration of or failure to demonstrate the safety and efficacy for our novel product candidates;

•	our inability to manufacture any products in conformance with cGMP or in sufficient quantities to meet the requirements for the commercial sale of the product or to meet market demand;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	the discovery of unexpected or increased incidence in patients’ adverse reactions to the use of our products or product candidates or indications of other safety concerns;

•	developments or disputes concerning our patents or other proprietary rights;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	termination of any of our product development and commercialization collaborations;

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	investors’ general perception of our company, our products, the economy and general market conditions;

•	rapid or disorderly sales of stock by holders of significant amounts of our stock; or

•	significant fluctuations in the price of securities generally or biotechnology company securities specifically.

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

The stock market in general has recently experienced significant price and volume fluctuations. In addition, the market prices of securities of companies in the biotechnology industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of or other events at these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. We may be the target of similar litigation in the future. For example, we are aware that several law firms have announced investigations of potential claims against the Company concerning possible violations of federal securities laws in connection with our February 17, 2017, announcement of the FDA warning letter to Sandoz’ third party fill/finish manufacturing partner for GLATOPA. Securities litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition.

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
As of February 5, 2017, pursuant to our sublease agreements, we lease a total of approximately 263,500 square feet of office and laboratory space in Cambridge, Massachusetts:

Property Location	Approximate Square Footage	Use	Lease Expiration Date
675 West Kendall Street Cambridge, Massachusetts 02142	78,500	Laboratory and Office	04/30/2018
320 Bent Street Cambridge, Massachusetts 02141	105,000	Laboratory and Office	02/28/2027
301 Binney Street Cambridge, Massachusetts 02142	80,000	Laboratory and Office	06/29/2025
	263,500
Item 3.    LEGAL PROCEEDINGS
GLATOPA 40 mg/mL-Related Proceedings

On September 10, 2014, Teva and Yeda filed a suit against us and Sandoz Inc. in the United States District Court for the District of Delaware in response to the filing by Sandoz Inc. of the ANDA with a Paragraph IV certification for GLATOPA 40 mg/mL. The suit initially alleged infringement related to two Orange Book-listed patents for COPAXONE 40 mg/mL, each expiring in 2030, and sought declaratory and injunctive relief prohibiting the launch of our product until the last to expire of these patents. In April 2015, Teva and Yeda filed an additional suit against us and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement related to a third Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in March 2015 and expires in 2030. In May 2015, this suit was consolidated with the initial suit that was filed in September 2014. In November 2015, Teva and Yeda filed a suit against us and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement related to a fourth Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in October 2015 and expires in 2030. In December 2015, this suit was also consolidated with the initial suit that was filed in September 2014. Teva and Yeda seek declaratory and injunctive relief prohibiting the launch of GLATOPA 40 mg/mL until the expiration of these patents. On January 30, 2017, the District Court found the four patents to be invalid due to obviousness. On February 2, 2017, Teva and Yeda filed a notice of appeal of the District Court's January 30, 2017, decision to the Court of Appeals for the Federal Circuit.

On December 19, 2016, Teva and Yeda filed suit against us and Sandoz Inc. in the United States District Court for the District of Delaware again in response to the filing by Sandoz Inc. of the ANDA with a Paragraph IV certification for GLATOPA 40 mg/mL for alleged infringement of an Orange Book-listed patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,402,874. On January 31, 2017, Teva filed a suit against us and Sandoz Inc. in the United States District Court for the District of New Jersey alleging infringement related to an additional patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,155,775, which issued in October 2015 and expires in October 2035. We and Sandoz Inc. filed a motion to dismiss and a motion to transfer the suit to the United States District Court for the District of Delaware. On January 31, 2017, Teva voluntarily dismissed us from the New Jersey suit, maintaining the suit against Sandoz Inc. On February 2, 2017, we filed a complaint in the United States District Court for the District of Delaware seeking a declaration that U.S. Patent No. 9,155,775 is invalid, not infringed or not enforceable against us. On February 17, 2017, Teva filed a motion for preliminary injunction against Sandoz Inc. in the New Jersey suit for U.S. Patent No. 9,155,775.

M834-Related Proceedings

On July 2, 2015, we filed a petition for Inter Partes Review, or IPR, with the PTAB to challenge the validity of U.S. Patent No 8,476,239, a patent for ORENCIA owned by Bristol-Myers Squibb, or BMS. The PTAB issued a decision instituting the IPR proceedings in January 2016, and BMS filed for a rehearing by the full PTAB. Oral arguments took place in

September 2016. On December 22, 2016, the PTAB issued a decision upholding the validity of the patent. We filed a notice of appeal in the United States Court of Appeals for the Federal Court on February 22, 2017.

Enoxaparin Sodium Injection-Related Proceedings

On September 21, 2011, we and Sandoz Inc. sued Amphastar and Actavis in the United States District Court for the District of Massachusetts for infringement of two of our patents. Also in September 2011, we filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar and Actavis from selling their Enoxaparin product in the United States. In October 2011, the District Court granted our motion for a preliminary injunction and entered an order enjoining Amphastar and Actavis from advertising, offering for sale or selling their Enoxaparin product in the United States until the conclusion of a trial on the merits and required us and Sandoz Inc. to post a security bond of $100 million in connection with the litigation. Amphastar and Actavis appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in January 2012, the CAFC stayed the preliminary injunction. In August 2012, the CAFC vacated the preliminary injunction and remanded the case to the District Court. In September 2012, we filed a petition with the CAFC for rehearing by the full court en banc, which was denied. In February 2013, we filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court, which was denied in June 2013.

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

On September 17, 2015, Amphastar filed a complaint against us and Sandoz Inc. in the United States District Court for the Central District of California. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, we and Sandoz Inc. sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal and California anti-trust laws and California unfair business laws. Amphastar is seeking unspecified damages and fees. In December 2015, we and Sandoz Inc. filed a motion to dismiss and a motion to transfer the case. In January 2016, the case was transferred to the United States District Court for the District of Massachusetts. In February 2016, Amphastar filed a writ of mandamus with the United States Court of Appeals for the Ninth Circuit requesting that the court reverse and review the District Court’s grant of transfer, and in May 2016, the writ requested by Amphastar was denied. On July 27, 2016, our and Sandoz Inc.’s motion to dismiss was granted by the District Court, and the case was dismissed. On August 25, 2016, Amphastar filed a notice of appeal from the dismissal with the United States Court of Appeals for the First Circuit. Briefing was completed in December 2016, and oral argument was held on February 9, 2017.

On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against us and Sandoz Inc. in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic Enoxaparin Sodium Injection. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, we and Sandoz Inc. sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and unspecified damages and fees. In December 2015, we and Sandoz Inc. filed a motion to dismiss and a motion to transfer the case to the United States District Court for the District of Massachusetts. Hearings on the motions were held before a U.S. magistrate in April 2016 and February 2016, respectively. On September 29, 2016, the magistrate judge filed a Report and Recommendation to the District Court to deny the motions to dismiss and to transfer. These motions are subject to briefing and review by the District Court. While the outcome of litigation is inherently uncertain, we believe this suit is without merit, and we intend to vigorously defend ourselves in this litigation.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded publicly on The NASDAQ Global Select Market under the symbol "MNTA." The following table sets forth the high and low sale prices of our common stock for the periods indicated, as reported on The NASDAQ Global Select Market:

Quarter ended	High	Low
March 31, 2015	$15.98	$10.22
June 30, 2015	25.56	14.58
September 30, 2015	23.89	15.61
December 31, 2015	18.85	14.55
March 31, 2016	$15.15	$7.86
June 30, 2016	13.30	8.82
September 30, 2016	14.24	10.50
December 31, 2016	15.90	10.75
Holders
On February 8, 2017, the approximate number of holders of record of our common stock was 33.
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
Stock Performance Graph
The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2011 through December 31, 2016, in each of (i) our common stock, (ii) The NASDAQ Composite Index and (iii) The NASDAQ Biotechnology Index (capitalization weighted).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Momenta Pharmaceuticals, Inc., the NASDAQ Composite Index,
and the NASDAQ Biotechnology Index

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/11	12/12	12/13	12/14	12/15	12/16
Momenta Pharmaceuticals, Inc.	100.00	67.80	69.24	86.54	101.67	85.34
NASDAQ Composite	100.00	116.41	188.69	216.54	165.47	200.32
NASDAQ Biotechnology	100.00	134.68	307.67	262.08	232.37	328.76
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
Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data set forth below with respect to our statements of operations and comprehensive loss data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 are derived from our audited financial statements included in this Annual Report on Form 10-K. The statements of operations and comprehensive loss data for the years ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited financial statements, which are not included herein. Historical results are not necessarily indicative of future results. See the notes to the consolidated financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found under Item 8 "Financial Statements and Supplementary Data" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

Momenta Pharmaceuticals, Inc.
Selected Financial Data

	2016	2015	2014	2013	2012
	(in thousands, except per share information)
Statements of Operations and Comprehensive Loss Data:
Collaboration revenues:
Product revenue	$74,648	$48,503	$19,963	$16,701	$54,772
Research and development revenue	34,971	41,147	32,287	18,764	9,149
Total collaboration revenue	109,619	89,650	52,250	35,465	63,921
Operating expenses:
Research and development	119,880	126,033	106,482	103,999	80,345
General and administrative	64,466	48,051	45,164	41,057	43,682
Total operating expenses	184,346	174,084	151,646	145,056	124,027
Operating loss	(74,727)	(84,434)	(99,396)	(109,591)	(60,106)
Interest income	2,226	808	548	950	1,238
Other income	51,498	313	248	233	220
Net loss	$(21,003)	$(83,313)	$(98,600)	$(108,408)	$(58,648)

Basic and diluted net loss per share	$(0.31)	$(1.32)	$(1.91)	$(2.13)	$(1.16)

Shares used in calculating basic and diluted net loss per share	68,656	63,130	51,664	50,907	50,411

Comprehensive loss	$(20,921)	$(83,293)	$(98,641)	$(108,494)	$(58,456)

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$150,738	$61,461	$61,349	$29,766	$52,990
Marketable securities	202,413	288,583	130,180	215,916	287,613
Working capital	357,324	335,926	181,541	243,649	339,006
Total assets	477,737	421,040	256,216	316,815	406,629
Deferred revenue	38,632	21,983	30,998	27,716	31,695
Other liabilities	67,197	29,081	18,850	19,262	14,447
Total liabilities	105,829	51,064	49,848	46,978	46,142
Accumulated deficit	(473,375)	(452,372)	(369,059)	(270,459)	(162,051)
Total stockholders' equity	371,908	369,976	206,368	269,837	360,487
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

Business Overview

Introduction
We are a biotechnology company focused on developing generic versions of complex drugs, biosimilars and novel therapeutics for autoimmune disease.
To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. Although we were profitable in fiscal years 2010 and 2011, since that time we have been incurring operating losses and we expect to incur annual operating losses over the next several years as we advance our drug development portfolio. As of December 31, 2016, we had an accumulated deficit of approximately $473 million. We will need to generate significant revenue to return to profitability. We expect that our return to profitability, if at all, will most likely come from the commercialization of the products in our drug development portfolio.
Recent Development—CSL License and Option Agreement
On January 5, 2017, we and CSL Behring Recombinant Facility AG, or CSL, a wholly-owned indirect subsidiary of CSL Limited, entered into a License and Option Agreement, or the CSL License Agreement, which became effective on February 17, 2017, pursuant to which we have granted CSL an exclusive worldwide license to research, develop, and commercialize our M230 nonclinical product candidate, an Fc multimer protein that is a selective immunomodulator of the Fc receptor. The CSL License Agreement also provides, on an exclusive basis, for us and CSL to conduct research on other Fc multimer proteins, and provides CSL the right to develop and commercialize these additional research products globally.
Under the terms of the CSL License Agreement, CSL has agreed to pay us a non-refundable upfront payment of $50 million. For the development and commercialization of M230, we are eligible to receive up to $550 million in contingent clinical, regulatory and sales milestone payments, and additional negotiated milestone payments for a named research stage product should that enter development.
Complex Generics
GLATOPA® 20 mg/mL—Generic Once-daily COPAXONE® (glatiramer acetate injection) 20 mg/mL
On April 16, 2015, the FDA approved the ANDA for once-daily GLATOPA (glatiramer acetate injection) 20 mg/mL, a generic equivalent of once-daily COPAXONE® 20 mg/mL. GLATOPA 20 mg/mL is the first "AP" rated, substitutable generic equivalent of once-daily COPAXONE. Sandoz commenced sales of GLATOPA 20 mg/mL on June 18, 2015. Under our collaboration agreement with Sandoz, we earn 50% of contractually-defined profits on GLATOPA 20 mg/mL sales. For the year ended December 31, 2016, we recorded $74.6 million in product revenues from Sandoz' sales of GLATOPA 20 mg/mL, reflecting $78.2 million in profit share net of a deduction of $3.6 million for reimbursement to Sandoz of 50% of GLATOPA 40 mg/mL legal expenses incurred by Sandoz.
On February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturing partner for GLATOPA, Pfizer Inc., received an FDA warning letter. The FDA warning letter does not restrict the production or shipment of the GLATOPA 20 mg/mL product that is currently marketed by Sandoz in the United States.
GLATOPA 40 mg/mL—Generic Three-times-weekly COPAXONE® (glatiramer acetate injection) 40 mg/mL
An ANDA seeking approval for GLATOPA 40 mg/mL, our generic version of three-times-weekly COPAXONE 40 mg/mL, was filed in February 2014 and remains under review by the FDA. Our GLATOPA 40 mg/mL formulation contains the same drug substance as GLATOPA 20 mg/mL, which we believe should help streamline the FDA review of the ANDA. To date, we are the only ANDA applicants for the three-times-weekly COPAXONE 40 mg/mL with an FDA-approved active pharmaceutical ingredient. On February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturing partner for GLATOPA, Pfizer Inc., received an FDA warning letter. The FDA may withhold approval of pending drug applications listing the facility, including the ANDA for GLATOPA 40 mg/mL, until satisfactory resolution of the compliance observations in the FDA warning letter. We therefore believe that an approval of the GLATOPA 40 mg/mL ANDA in the first quarter of 2017 is unlikely.

On January 30, 2017, the District Court for the District of Delaware found four Orange Book-listed patents related to COPAXONE 40 mg/mL that we were alleged to have infringed to be invalid. Three of these patents had previously been found invalid in August 2016 by the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, or PTAB, in an Inter Partes Review filed by an unrelated third party. On February 2, 2017, Teva and Yeda filed a notice of appeal of the District Court's January 30, 2017, decision to the Court of Appeals for the Federal Circuit. This and other legal proceedings related to GLATOPA 40 mg/mL are described under "Item 3. Legal Proceedings - GLATOPA 40 mg/mL-Related Proceedings."
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
Due to increased generic competition and resulting decreased market pricing for generic enoxaparin sodium injection products, Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the year ended December 31, 2016, and therefore we recorded no product revenue for Enoxaparin Sodium Injection in the same period.
Biosimilars
M923—Biosimilar HUMIRA® (adalimumab) Candidate
In November 2016, following an interim analysis, we announced that the confirmatory, randomized, double-blind, multi-center, global study evaluating the efficacy, safety and immunogenicity of M923 in adult patients with moderate-to-severe chronic plaque psoriasis met its primary endpoint. Patients received up to 48 weeks treatment with M923, HUMIRA, or HUMIRA alternating with M923. The proportion of subjects who achieved the primary endpoint, at least 75% reduction in the Psoriasis Area and Severity Index, or PASI-75, following 16 weeks of treatment, was equivalent between M923 and HUMIRA. The estimated difference in responders was well within the pre-specified confidence interval, confirming equivalence. Equivalence was also achieved for all secondary efficacy endpoints, including the achievement of PASI-50, PASI-90, proportion achieving clear or near-clear skin, and change from baseline in absolute PASI score. Adverse events were comparable in terms of type, frequency, and severity, and were consistent with the published safety data for HUMIRA. Due to unexpectedly high enrollment rates, additional patients to those included in the interim analysis were enrolled in the study. We expect to present final analysis of the full dataset for the study at a future conference or in a future publication.
The first regulatory submission for marketing approval for M923 is planned for mid-2017 and, subject to marketing approval and patent considerations, we are planning for the first commercial launch to be as early as the 2020 timeframe.
On September 27, 2016, Baxalta gave us twelve months’ prior written notice of the exercise of its right to terminate for its convenience the Baxalta Collaboration Agreement, pursuant to which we and Baxalta had agreed to collaborate, on a worldwide basis, on the development and commercialization of M923. On December 31, 2016, we and Baxalta entered into an asset return and termination agreement, or the Baxalta Termination Agreement, amending certain termination provisions of the Baxalta Collaboration Agreement. Under the terms of the Baxalta Termination Agreement, the termination of the Baxalta Collaboration Agreement was made effective December 31, 2016. Baxalta was relieved of its obligations to continue to perform activities for M923 after December 31, 2016, except for certain clinical and regulatory activities that are expected to be completed by April 2017, and in January 2017, Baxalta paid us a one-time cash payment of $51.2 million, representing the costs Baxalta would have incurred in performing the activities it would have performed under the Baxalta Collaboration Agreement through the original termination effective date.
M834—Biosimilar ORENCIA® (abatacept) Candidate
On January 8, 2016, we entered into a collaboration agreement, which became effective on February 9, 2016, with Mylan Ireland Limited, a wholly-owned indirect subsidiary of Mylan N.V., or Mylan, to develop and commercialize M834. In November 2016, we initiated a randomized, double-blind, three-arm, parallel group, single-dose Phase 1 clinical trial in normal healthy volunteers to compare the pharmacokinetics, safety and immunogenicity of M834 to US-sourced and EU-sourced ORENCIA. We plan to report top-line data from the trial in the second half of 2017.
We believe there is currently limited biosimilar competition for M834. Subject to development, marketing approval and patent considerations, we expect to be able to launch M834 in the 2020 timeframe to be able to be among the first biosimilars of ORENCIA on the market.
ORENCIA's composition of matter patents expire in the United States in 2019. In December 2016, the U.S. PTAB in an Inter Partes Review we filed upheld the validity of Bristol-Myers Squibb's formulation patent '239 on ORENCIA. We are considering our options to appeal. Information about this proceeding is further discussed below under "Item 3. Legal Proceedings -- M834-Related Proceedings."
Other Biosimilar Candidates
Under our Mylan collaboration, we and Mylan are also developing five other biosimilar candidates from our portfolio in addition to M834, including our undisclosed biosimilar candidate, M710. We and Mylan will share equally costs and profits (losses) related to these earlier stage product candidates. We and Mylan will share development and manufacturing responsibilities across product candidates, and Mylan will lead commercialization of the products.

As of December 31, 2016, we had approximately 100 employees working on our biosimilars programs. We maintain a state-of-the-art development facility for bioprocess manufacturing development and scale-up and operations.
Novel Therapeutics
We believe our novel programs discussed below could have the potential to produce product candidates capable of treating a large number of immunological disorders driven by antibodies, immune complexes, and Fc receptor biology. Such disorders include rheumatoid arthritis, autoimmune neurologic diseases such as Guillain-Barre syndrome, chronic inflammatory demyelinating neuropathy and myasthenia gravis, autoimmune blood disorders such as immune thrombocytopenic purpura, systemic autoimmune diseases such as dermatomyositis, lupus nephritis, and catastrophic antiphospholipid syndrome, antibody-mediated transplant rejection, and autoimmune blistering diseases, several of which have few treatment options.
M281 - Anti-FcRn Candidate
M281 is a fully-human monoclonal antibody that blocks the neonatal Fc receptor, or FcRn. A Phase 1 study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of M281 was initiated in June 2016. In January 2017, we announced that we had successfully completed five cohorts in the Phase 1 single ascending dose, or SAD, study in healthy volunteers. In the SAD portion of the study, a single dose of 30 mg/kg achieved up to 80% reduction in circulating IgG antibodies, and M281 was well-tolerated with no serious adverse events observed. The multiple ascending portion of the study was initiated in January 2017. We plan to report the full data from the single and multiple ascending dose portions of the study in the second half of 2017.

M230 - Selective Immunomodulator of Fc receptors (SIF3) Candidate
M230, a selective immunomodulator of Fc receptors, or SIF3, is a novel homogenous recombinant Fc multimer containing three IgG Fc regions joined carefully to maximize activity. Nonclinical data have shown that M230 enhances the molecules' avidity and affinity for the Fc receptors matching the potency and efficacy of IVIg at significantly lower doses.
Pursuant to the License and Option Agreement with CSL, we have granted CSL an exclusive worldwide license to research, develop, and commercialize M230. We and CSL plan to advance this candidate with a goal of beginning clinical development in 2017.
M254 - hsIVIg Candidate
M254 is a hyper-sialylated version of IVIg, a therapeutic drug product that contains pooled, human immunoglobulin G, or IgG, antibodies purified from blood plasma. IVIg is used to treat several inflammatory diseases, including idiopathic thrombocytopenic purpura, Kawasaki disease, and chronic inflammatory demyelinating polyneuropathy. Our hsIVIg product is currently in nonclinical development and has the potential to be developed as a high-potency alternative to IVIg. We plan to initiate an IND-enabling toxicology study in 2017. We continue to identify and explore potential collaboration opportunities to further develop and commercialize this product candidate.
Necuparanib—Former Oncology Product Candidate
In August 2016, following the results of a planned futility analysis, we discontinued development of necuparanib, which was then being studied in a Phase 2 clinical trial. The Phase 2 clinical trial was part of a Phase 1/2 clinical trial initiated in 2012 evaluating necuparanib in combination with ABRAXANE® (nab-paclitaxel) plus gemcitabine in patients with advanced metastatic pancreatic cancer.
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
In May 2014, we entered into an At-the-Market Equity Offering Sales Agreement, or the 2014 ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which we were authorized to issue and sell shares of our common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. We paid Stifel a commission of 2.0% of the gross proceeds from the sale of shares of our common stock under this facility. The offering was conducted by us pursuant to an effective shelf registration statement on Form S-3 previously filed with the Securities and Exchange Commission, or SEC, (Reg. No. 333-188227) and a related prospectus supplement. We intend to use the net proceeds from this facility to advance our development pipeline and for general corporate purposes, including working capital. Between October 2014 and April 2015, we sold approximately 5.4 million shares of common stock under the 2014 ATM Agreement, raising aggregate net proceeds of approximately $73.5 million. We concluded sales under the 2014 ATM Agreement in April 2015.
In April 2015, we entered into a new ATM Agreement, or the 2015 ATM Agreement, with Stifel, under which we are authorized to issue and sell shares of our common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. We are required to pay Stifel a commission of 2.0% of the gross proceeds from the sale of shares of our common stock under the 2015 ATM Agreement. From April 2015 through December 2015, we sold approximately 0.5 million shares of common stock under the 2015 ATM Agreement pursuant to an effective shelf registration statement previously filed with the SEC (Reg. No. 333-188227) and a related prospectus supplement, raising aggregate net proceeds of approximately $9.3 million. We did not sell any shares of common stock under the 2015 ATM Agreement in the year ended December 31, 2016.
Results of Operations
Comparison of Years Ended December 31, 2016, 2015 and 2014
Collaboration Revenue
Collaboration revenue includes both product revenue and research and development revenue earned under our collaborative arrangements. Product revenue includes our contractually-defined profits and/or royalties earned on Sandoz’ sales of Enoxaparin Sodium Injection and GLATOPA.

GLATOPA® 20 mg/mL—Generic Once-daily COPAXONE® (glatiramer acetate injection) 20 mg/mL
Sandoz commenced sales of GLATOPA 20 mg/mL in the United States on June 18, 2015. We earn 50% of contractually-defined profits on Sandoz’ sales of GLATOPA 20 mg/mL. A portion of certain legal expenses for GLATOPA, including any patent infringement damages, is deducted from our profits in proportion to our 50% profit sharing interest.
For the year ended December 31, 2016, we recorded $74.6 million in product revenues from Sandoz’ sales of GLATOPA 20 mg/mL, reflecting $78.2 million in profit share net of a deduction of $3.6 million for reimbursement to Sandoz of 50% of GLATOPA-related legal expenses incurred by Sandoz. For the year ended December 31, 2015, we recorded $43.4 million in product revenues from Sandoz' sales of GLATOPA 20 mg/mL, reflecting $52.5 million in profit share net of a deduction of $9.1 million for reimbursement to Sandoz of 50% of GLATOPA-related legal expenses incurred by Sandoz since 2008. The increase in product revenues of $31.2 million, or 72% from the 2015 period to the 2016 period was primarily due to a higher number of GLATOPA 20 mg/mL units sold. We expect that any future quarterly legal expense deductions will be lower as they will generally be incurred and reimbursed on a quarterly basis. We estimate that the number of prescriptions for GLATOPA 20 mg/mL represents approximately 42% of the once-daily 20 mg/mL U.S. glatiramer acetate market.

We believe there is a meaningful market opportunity for GLATOPA 20 mg/mL. The price for once-daily COPAXONE 20 mg/mL has increased over 190% since 2009, and there is no other generic for relapsing forms of multiple sclerosis currently available in the United States. Teva received marketing approval of its three-times-weekly COPAXONE 40 mg/mL in January 2014. Teva’s three-times-weekly COPAXONE 40 mg/mL accounts for approximately 81% of the overall U.S. glatiramer acetate market (20 mg/mL and 40 mg/mL) based on total prescriptions. Because GLATOPA 20 mg/mL is a substitutable generic version of the once-daily 20 mg/mL formulation of COPAXONE and not the three-times-weekly COPAXONE, the market potential of GLATOPA 20 mg/mL is negatively impacted by the conversion of patients from once-daily COPAXONE to three-times-weekly COPAXONE. Teva reported $4.2 billion in worldwide sales of COPAXONE (20 mg/mL and 40 mg/mL) in 2016, $3.5 billion of which was from the United States.

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
Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the year ended December 31, 2016, therefore we recorded no product revenue for Enoxaparin Sodium Injection in that period.

For the year ended December 31, 2015, we earned $5.1 million in product revenue consisting of $6.9 million in contractual profit share and royalties, net of an annual claw-back adjustment of $1.8 million for the product year ended June 30, 2015, on Sandoz' sales of Enoxaparin Sodium Injection. As of December 31, 2015, the 2015 annual claw-back adjustment was fully paid.
For the year ended December 31, 2014, we earned $19.9 million in product revenue, which consists of $20.0 million in royalties on Sandoz' sales of Enoxaparin Sodium Injection, offset by $2.2 million of our contractual share of development and other expenses for the product year ended June 30, 2014, and increased by $2.1 million to reflect an adjustment to royalties earned in the product year ended June 30, 2012.
The decrease in our product revenue was $5.1 million, or 100%, from the 2015 period to the 2016 period was attributed to the change in our collaboration economics (change from a royalty to a profit sharing arrangement) and lower unit sales driven by lower market share and lower prices in response to competitor pricing reductions on enoxaparin.
The decrease in our product revenue was $14.8 million, or 74%, from the 2014 period to the 2015 period, and was attributed to the change in our collaboration economics and lower unit sales driven by lower market share and lower prices in response to competitor pricing reductions on enoxaparin.
Due to increased generic competition and resulting decreased market pricing for generic enoxaparin sodium injection products, we do not anticipate significant Enoxaparin Sodium Injection product revenue in the near future.
Research and Development Revenue
Research and development revenue generally consists of amounts earned by us under our collaborations for:

•	Technical development, regulatory and commercial milestones under the Sandoz and Baxalta collaborations;

•	Reimbursement of research and development services and reimbursement of development costs under our Sandoz and Baxalta collaborations; and

•	Recognition of upfront and license payments under our Baxalta and Mylan collaborations.
Research and development revenue for 2016 was $35.0 million, compared with $41.1 million for 2015 and $32.3 million for 2014. The decrease in research and development revenue of $6.1 million, or 15%, from the 2015 period to the 2016 period resulted from $20 million in milestone payments we earned in 2015 upon GLATOPA 20 mg/mL being the sole generic of COPAXONE 20 mg/mL to receive FDA approval and upon first commercial sale of GLATOPA 20 mg/mL in June 2015, partially offset by the recognition of the remaining balance of the upfront and license payments from Baxalta of $22 million in the 2016 period as we had no further performance obligations under that collaboration agreement as of the termination effective date of December 31, 2016. The increase in research and development revenue of $8.8 million, or 27%, from the 2014 period to the 2015 period is due to an increase of $20 million for 2015 milestone payments we earned on GLATOPA 20 mg/mL's FDA approval and launch partially offset by a decrease of $12 million in milestone payments we earned in 2014 upon achieving technical development criteria for M923 under our collaboration with Baxalta.
We expect collaborative research and development revenue earned by us related to FTE and external expense reimbursement from Sandoz will fluctuate from quarter to quarter in 2017 depending on our research and development activities. We expect to recognize the upfront payment from Mylan ratably as revenue over our performance period with quarterly revenue in 2017 of approximately $2.0 million.
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
Research and development expense for 2016 was $119.9 million, compared with $126.0 million in 2015 and $106.5 million in 2014. The decrease of $6.1 million, or 5%, from the 2015 period to the 2016 period resulted from a decrease of $26.5 million due to Mylan’s 50% share of collaboration costs under the cost-sharing provisions of the Mylan Collaboration Agreement, partially offset by increases of: $7.6 million in third-party research and process development costs primarily attributable to advance our biosimilar and novel autoimmune programs; $4.9 million in personnel-related expenses, of which $2.5 million is due to increased headcount and $2.4 million is primarily attributed to share-based compensation expense associated with performance-based restricted stock awards granted in 2016 that increased the amount of research and development expenses we recorded; $4.3 million in nonclinical study costs for M281, M230 and M834; $2.9 million in costs for the Phase 1 clinical studies of M281 and M834; and $0.7 million in expenses for rent and maintenance of facilities, depreciation and amortization of leasehold improvements, equipment and intangible assets.
The increase of $19.5 million, or 18%, from the 2014 period to the 2015 period primarily resulted from increases of $17.6 million in third-party research and process development costs primarily attributable to advance M834 and M281 towards the clinic; $3.3 million in clinical trial expenses as the necuparanib Phase 2 clinical trial continued to accrue patients; and $1.4 million in nonclinical studies for our novel therapeutics and early stage biosimilar programs. These increases were partially offset by a decrease of $2.5 million for purchases of antibodies to be used in our novel therapeutics research program and a decrease of $0.3 million in personnel-related expenses, primarily attributed to the reversal of prior period share-based compensation expense associated with performance-based stock awards. In 2011 and 2012, we granted broad-based performance stock awards that vested 50% upon FDA approval of our GLATOPA 20 mg/mL ANDA and 50% one year later. The awards were scheduled to expire March 28, 2015. In March 2015, we amended the awards to extend the performance period to September 2015, but with share amounts that decreased monthly. Upon the amendment, stock compensation previously recognized was reversed and new stock compensation was recognized ratably based on the date the FDA approved our GLATOPA 20 mg/mL ANDA, which occurred in April 2015, and the one year anniversary of FDA approval, or April 2016. In the year ended December 31, 2015, research and development expense included a stock compensation credit of $5.1 million and expense of $4.0 million relating to the performance grants.
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
The following table sets forth the primary components of our research and development external expenditures, including the amortization of our intangible asset, for each of our principal development programs for the years ended December 31, 2016, 2015 and 2014. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of December 31, 2016	Year Ended December 31,			Project Inception to December 31, 2016
		2016	2015	2014
External Costs Incurred by Product Candidate:
GLATOPA	ANDAs filed (1)	$1,911	$856	$920	$50,774
Necuparanib	(2)	8,504	11,801	6,739	45,379
Biosimilars	Various (3)	34,593	23,605	19,583	113,720
Other Novel Therapeutic Programs	Various (4)	21,997	15,999	5,213
Internal Costs		79,399	73,772	74,027
Subtotal		$146,404	$126,033	$106,482
Less: Reimbursable from Mylan (5)		(26,524)	—	—
Total Research and Development Expenses(5)		$119,880	$126,033	$106,482
_______________________________________

(1)	On April 16, 2015, the FDA approved the ANDA for once-daily GLATOPA 20 mg/mL. Sandoz launched GLATOPA 20 mg/mL on June 18, 2015. The ANDA for GLATOPA 40 mg/mL is under FDA review.

(2)	In August 2016, following the outcome of a planned futility analysis, we discontinued development of necuparanib, an oncology product candidate then being studied in a Phase 2 clinical trial.

(3)
Biosimilars include M923, a biosimilar candidate of HUMIRA® (adalimumab), M834, a biosimilar candidate of ORENCIA® (abatacept), as well as five other biosimilar candidates. In April 2016, enrollment in the pivotal clinical trial for M923 was completed and in November 2016, following an interim analysis, we announced top-line Phase 3 results including that M923 met its primary endpoint in the study. We initiated a Phase 1 clinical trial of M834 in November 2016. Our other biosimilar candidates are in discovery and process development.

(4)
Other novel therapeutic programs include M281, for which a Phase 1 dosing study was initiated in June 2016; M230, for which we and CSL plan to advance this product candidate with a goal of beginning clinical development in 2017; hsIVIg, which is currently in preclinical development and we are planning to initiate an IND-enabling toxicology study in 2017; as well as other discovery and nonclinical stage programs.

(5)	As a result of the cost-sharing provisions of the Mylan Collaboration Agreement, we offset approximately $26.5 million against research and development costs in 2016.
GLATOPA external expenditures increased by $1.1 million, or 123%, from the 2015 period to the 2016 period as we continued to support our GLATOPA 40 mg/mL ANDA filing. Necuparanib external expenditures decreased by $3.3 million, or 28%, from the 2015 period to the 2016 period following our decision to discontinue development of this product candidate. External expenditures for our biosimilars programs increased by $11.0 million, or 47%, from the 2015 period to the 2016 period primarily due to increased costs to advance our programs, including M834, under the Mylan Collaboration Agreement. The increase of $6.0 million, or 37%, in other novel therapeutic programs external expenditures from the 2015 period to the 2016 period was primarily due to costs incurred in the M281 Phase 1 clinical trial as well as nonclinical and process development costs to advance M230 towards the clinic. Finally, internal costs grew by $5.6 million, or 8%, from the 2015 period to the 2016 period primarily due to headcount-related costs.
Our necuparanib external expenditures increased by $5.1 million, or 75%, from the 2014 period to the 2015 period for patient accruals and CRO costs for the Phase 1/2 clinical trial. The increase of $4.0 million, or 21%, in biosimilars external expenditures from the 2014 period to the 2015 period was due to higher third-party process development and contract research costs incurred for M834 and our other early stage biosimilar candidates partially offset by lower costs for M923 as Baxalta was responsible for clinical development of M923. The increase of $10.8 million, 207%, in other novel therapeutics program external expenditures from the 2014 period to the 2015 period was due to increased nonclinical and process development to advance M281 and M230. The decrease of $0.3 million, or less than 1%, in research and development internal costs from the 2014 period to the 2015 period was primarily due to the reversal of prior period share-based compensation expense associated with performance-based stock awards discussed under "Research and Development Expense".

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
General and administrative expense for 2016 was $64.5 million, compared with $48.1 million in 2015 and $45.2 million in 2014. The increase of $16.4 million, or 34%, from the 2015 period to the 2016 period was due to increases of: $9.6 million in personnel-related expenses, of which $5.1 million is due to increased headcount and $4.5 million is primarily due to share-based compensation expense associated with performance-based restricted stock awards granted in 2016 that increased the amount of general and administrative expenses we recorded; $7.2 million in increased professional fees, driven mainly by consulting, legal and recruiting expenses; and $0.9 million in rent, facility and maintenance expense. These increases were partially offset by a decrease of $1.3 million for Mylan’s 50% share of collaboration costs under the cost-sharing provisions of the Mylan Collaboration Agreement.
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
Interest Income
Interest income was $2.2 million, $0.8 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increases of $1.4 million, or 175%, from the 2015 period to the 2016 period and $0.3 million, or 60%, from the 2014 period to the 2015 period were caused by higher average investment balances due to 2015 fundraising activities.
Other Income
Other income includes income related to a job creation tax award and other items of income. Other income was $51.5 million, $0.3 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. In the year ended December 31, 2016, we recorded other income of $51.2 million in connection with Baxalta's termination of our collaboration agreement. We collected the termination payment in January 2017. Other income also includes $0.2 million, or one-fifth of a job creation tax award, in each of the years ended December 31, 2016, 2015 and 2014.
Liquidity and Capital Resources
At December 31, 2016, we had $353.2 million in cash, cash equivalents and marketable securities and $70.2 million in collaboration receivables, which includes a $51.2 million receivable due from Baxalta in connection with the termination of the collaboration agreement that was collected in January 2017 and $15.8 million in profit share from Sandoz' sales of GLATOPA 20 mg/mL. In addition, we also held $21.8 million in restricted cash, of which $17.5 million serves as collateral for a security bond posted in the litigation against Amphastar. Our funds at December 31, 2016 were primarily invested in commercial paper, overnight repurchase agreements, asset-backed securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 12 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant market risk at December 31, 2016.

We have funded our operations primarily through the sale of equity securities and payments received under our collaboration and license agreements, including product revenue from Sandoz’ sales of Enoxaparin Sodium Injection and GLATOPA 20 mg/mL. Since our inception through December 31, 2016, we have received $638 million through private and public issuances of equity securities, including approximately $148 million in net proceeds from our May 2015 public offering of common stock and approximately $83 million under our At-the-Market Equity Offering Sales Agreements, or the ATM Agreements, with Stifel, entered into in May 2014 and April 2015, respectively. As of December 31, 2016, we had received a cumulative total of $738 million under our collaborations with Sandoz, including $468.6 million in revenues on sales of Enoxaparin Sodium Injection and regulatory and commercial milestones related to that product, and $138.1 million in revenues on sales of GLATOPA 20 mg/mL and regulatory and commercial milestones related to that product. In addition, we received $86.7 million under our collaboration with Baxalta, including a $33 million upfront payment, $34.7 million in reimbursement of research and development services and costs and $19 million in license and milestone payments. In March 2016, we received a $45 million upfront payment from Mylan under the Mylan Collaboration Agreement. In the fourth quarter of 2016, we received $60 million in milestone payments from Mylan, of which $32.9 million will be applied toward the funding of Mylan's 50% share of collaboration expenses that are expected to be incurred in 2017.

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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	$7,888	$(71,515)	$(65,168)
Net cash provided by (used in) investing activities	$80,048	$(163,834)	$75,173
Net cash provided by financing activities	$1,341	$235,461	$21,578
Net increase in cash and cash equivalents	$89,277	$112	$31,583
Cash provided by (used in) operating activities
The cash used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.
Cash provided by operating activities was $7.9 million for the year ended December 31, 2016 reflecting a net loss of $21.0 million, which was partially offset by non-cash charges of $9.1 million for depreciation and amortization of property, equipment and intangible assets, $18.3 million in share-based compensation and $0.6 million for amortization of purchased premiums on our marketable securities. The net change in our operating assets and liabilities provided cash of $0.9 million is primarily due to: a $51.2 million collaboration receivable due from Baxalta in connection with the termination of the collaboration agreement; the collection of $2.1 million in contractual profit on Sandoz' fourth quarter 2015 sales of Enoxaparin Sodium Injection; the receipt of $60 million in milestone payments from Mylan where $27.1 million was used to fund Mylan's 50% share of certain 2016 collaboration expenses and $32.9 million will be applied toward the funding of Mylan's 50% share of collaboration expenses that are expected to be incurred in 2017; and the receipt of a $45 million upfront payment from Mylan of which $6.4 million was recorded as research and development revenue in 2016. In addition, in 2016 we recorded research and development revenue of $22 million representing the remaining unamortized balance of the $40 million upfront and license payments from Baxalta.
Cash used in operating activities was $71.5 million for the year ended December 31, 2015 reflecting a net loss of $83.3 million, which was partially offset by non-cash charges of $8.7 million for depreciation and amortization of property, equipment and intangible assets, $11.4 million for share-based compensation and $1.4 million for amortization of purchased premiums on our marketable securities. The net change in our operating assets and liabilities used cash of $9.7 million, primarily due to: an increase in accounts receivable of $12.0 million, which includes receivables from Sandoz totaling $17.8 million for contractual profit on sales of GLATOPA 20 mg/mL and Enoxaparin Sodium Injection and the receipt of Enoxaparin Sodium Injection royalties totaling $4.7 million; and a decrease in unbilled revenue of $1.1 million primarily due to lower reimbursable FTEs and external costs for M923.

Cash used in operating activities was $65.2 million for the year ended December 31, 2014 reflecting a net loss of $98.6 million, which was partially offset by non-cash charges of $8.7 million for depreciation and amortization of property, equipment and intangible assets, $13.6 million for share-based compensation and $2.2 million for amortization of purchased premiums on our marketable securities. The net change in our operating assets and liabilities provided cash of $9.0 million, primarily driven by decreases in accounts receivable and unbilled revenue totaling $6.2 million, due to lower reimbursable FTEs and external costs for M923, and an increase in deferred revenue of $3.3 million, as we initially deferred revenue recognition of a $7.0 million M834 license payment from Baxalta.
Cash provided by (used in) investing activities
Cash provided by investing activities of $80 million for the year ended December 31, 2016 includes cash inflows of $445.7 million from maturities of marketable securities offset by cash outflows of $360 million for purchases of marketable securities and $5.6 million for capital equipment and leasehold improvements.
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
Cash provided by financing activities
Cash provided by financing activities of $1.3 million for the year ended December 31, 2016 includes $2.4 million from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan partially offset by $1.1 million of cash paid to tax authorities in connection with the vesting of employee performance-based restricted stock.
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
Contractual Obligations
Our major outstanding contractual obligations relate to license maintenance obligations including royalties payable to third parties as well as operating lease obligations.
The following table summarizes our contractual obligations at December 31, 2016 (in thousands):

Contractual Obligations	Total	2017	2018 through 2019	2020 through 2021	After 2021
License maintenance obligations	$1,080	$150	$465	$465	*
Operating lease obligations	140,198	11,144	29,534	29,516	$70,004
Purchase obligations+	125,277	25,874	99,403	—	—
Total contractual obligations	$266,555	$37,168	$129,402	$29,981	$70,004
_______________________________________

*	After 2021, the annual obligations, which extend through the life of the patents are approximately $0.2 million per year.

+
Purchase obligations reflect our estimate of the maximum amount we may be obligated to purchase pursuant to certain non-cancellable minimum purchase commitments. Actual amounts purchased during these periods may be less, potentially significantly less, than the amounts indicated.

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
We record product revenue on Sandoz' sales of Enoxaparin Sodium Injection and GLATOPA 20 mg/mL. Product revenue is based upon net sales of licensed products in licensed territories in the period the sales occur as provided by the collaboration agreement. These amounts are determined based on amounts Sandoz provides to us and involve the use of estimates and judgments, such as product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and other rebates, distributor, wholesaler and group purchasing organizations, or GPO, fees, and product returns, which could be adjusted based on actual results in the future.
Sandoz began selling Enoxaparin Sodium Injection in July 2010. Under the original payment terms of our 2003 collaboration agreement with Sandoz, or the 2003 Sandoz Collaboration Agreement, as discussed in Note 9 to our consolidated financial statements "Collaborations and License Agreements," Sandoz was obligated to pay us either a contractually-defined profit-share or royalty on net sales depending on the kind and number of other marketed generic versions of LOVENOX. We received 45% of profits from July 2010 through September 2011, a royalty on net sales from October 2011 through December 2011 and a share of profits in January 2012. From February 2012 to March 2015, we received a 10% royalty on net sales (12% on net sales above a certain threshold). In June 2015, we and Sandoz amended the 2003 Sandoz Collaboration Agreement, effective April 1, 2015, to provide that Sandoz would pay us 50% of contractually-defined profits on sales of Enoxaparin Sodium Injection.
Sandoz commenced sales of GLATOPA 20 mg/mL in the United States on June 18, 2015. Under the 2006 Sandoz Collaboration Agreement, we are entitled to earn 50% of contractually-defined profits on Sandoz' sales of GLATOPA 20 mg/mL. A portion of certain GLATOPA legal expenses, including any patent infringement damages, is deducted from our profits in proportion to our 50% profit sharing interest.
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
Our financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. We validate the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. We did not adjust or override any fair value measurements provided by its pricing services as of December 31, 2016 and December 31, 2015.
During the years ended December 31, 2016 and 2015, there were no transfers between Level 1 and Level 2 financial assets. We did not have any non-recurring fair value measurements on any assets or liabilities at December 31, 2016 and December 31, 2015. The carrying amounts reflected in our consolidated balance sheets for cash, accounts receivable, unbilled revenue, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
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
Share-Based Compensation
We recognize the fair value of share-based compensation in our consolidated statements of operations and comprehensive loss. Share-based compensation expense primarily relates to stock options, restricted stock and stock issued under our stock option plans and employee stock purchase plan. For stock options, we recognize share-based compensation expense equal to the fair value of the stock options on a straight-line basis over the requisite service period. For time-based restricted stock awards, we record share-based compensation expense equal to the market value on the date of the grant on a straight-line basis over each award's explicit service period. For performance-based restricted stock awards, at each reporting period we assess the probability that the performance condition(s) will be achieved. We then expense the awards over the implicit service period based on the probability of achieving the performance objectives. We estimate an award's implicit service period based on our best estimate of the period over which an award's vesting condition(s) will be achieved. We review and evaluate these estimates on a quarterly basis and will recognize any remaining unrecognized compensation as of the date of an estimate revision over the revised remaining implicit service period. We issue new shares upon stock option exercises, upon the grant of restricted stock awards and under our employee stock purchase plan.
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
We file income tax returns in the United States federal jurisdiction and multiple state jurisdictions. We are no longer subject to any tax assessment from an income tax examination for years before 2013, except to the extent that in the future we utilize net operating losses or tax credit carryforwards that originated before 2013.
New Accounting Standards
Please see Note 2 to our consolidated financial statements, "Summary of Significant Accounting Policies", for a discussion of new accounting standards. The notes to our consolidated financial statements are contained in Part II, Item 8 of this Annual Report on Form 10-K.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2016, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Momenta Pharmaceuticals, Inc.
We have audited the accompanying consolidated balance sheets of Momenta Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Momenta Pharmaceuticals, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Momenta Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 24, 2017

MOMENTA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$150,738	$61,461
Marketable securities	202,413	288,583
Collaboration receivable	70,242	21,185
Prepaid expenses and other current assets	4,607	3,479
Total current assets	428,000	374,708
Property and equipment, net	20,847	21,896
Restricted cash	21,761	20,660
Intangible assets, net	5,189	3,528
Other long-term assets	1,940	248
Total assets	$477,737	$421,040
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,632	$4,053
Accrued expenses	26,866	24,499
Collaboration advance	32,895	—
Deferred revenue	7,272	9,770
Other current liabilities	11	460
Total current liabilities	70,676	38,782
Deferred revenue, net of current portion	31,360	12,213
Other long-term liabilities	3,793	69
Total liabilities	105,829	51,064
Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock, $0.01 par value per share; 5,000 shares authorized, 100 shares of Series A Junior Participating Preferred Stock, $0.01 par value per share designated and no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized, 71,305 shares issued and 71,076 shares outstanding at December 31, 2016 and 69,077 shares issued and 68,958 shares outstanding at December 31, 2015	7	7
Additional paid-in capital	848,304	824,385
Accumulated other comprehensive income	86	4
Accumulated deficit	(473,375)	(452,372)
Treasury stock, at cost, 229 shares and 119 shares at December 31, 2016 and December 31, 2015, respectively	(3,114)	(2,048)
Total stockholders' equity	371,908	369,976
Total liabilities and stockholders' equity	$477,737	$421,040
The accompanying notes are an integral part of these consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Collaboration revenues:
Product revenue	$74,648	$48,503	$19,963
Research and development revenue	34,971	41,147	32,287
Total collaboration revenue	109,619	89,650	52,250
Operating expenses:
Research and development	119,880	126,033	106,482
General and administrative	64,466	48,051	45,164
Total operating expenses	184,346	174,084	151,646
Operating loss	(74,727)	(84,434)	(99,396)
Other income:
Interest income	2,226	808	548
Other income	51,498	313	248
Total other income	53,724	1,121	796
Net loss	$(21,003)	$(83,313)	$(98,600)
Net loss per share:
Basic and diluted	$(0.31)	$(1.32)	$(1.91)
Weighted average shares outstanding:
Basic and diluted	68,656	63,130	51,664

Comprehensive loss:
Net loss	$(21,003)	$(83,313)	$(98,600)
Net unrealized holding gains (losses) on available-for-sale marketable securities	82	20	(41)
Comprehensive loss	$(20,921)	$(83,293)	$(98,641)
The accompanying notes are an integral part of these consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock					Treasury Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity
Balances at December 31, 2013	52,357	$5	$540,266	$25	$(270,459)	—	$—	$269,837
Net proceeds from issuance of common stock pursuant to the ATM facilities	1,612	—	18,305	—	—	—	—	18,305
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	332	—	3,273	—	—	—	—	3,273
Issuance of restricted stock	227	—	—	—	—	—	—	—
Cancellation of restricted stock	(42)	—	—	—	—	—	—	—
Share-based compensation expense for employees	—	—	13,562	—	—	—	—	13,562
Share-based compensation expense for non-employees	—	—	32	—	—	—	—	32
Unrealized loss on marketable securities	—	—	—	(41)	—	—	—	(41)
Net loss	—	—	—	—	(98,600)	—	—	(98,600)
Balances at December 31, 2014	54,486	$5	$575,438	$(16)	$(369,059)	—	$—	$206,368
Proceeds from public offering of common stock, net of issuance costs	8,337	1	148,438	—	—	—	—	148,439
Net proceeds from issuance of common stock pursuant to the ATM facilities	4,303	1	64,502	—	—	—	—	64,503
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	1,846	—	24,567	—	—	—	—	24,567
Repurchase of common stock pursuant to share surrender	—	—	—	—	—	(119)	(2,048)	(2,048)
Issuance of restricted stock	255	—	—	—	—	—	—	—
Cancellation/forfeiture of restricted stock	(150)	—	—	—	—	—	—	—
Share-based compensation expense for employees	—	—	11,189	—	—	—	—	11,189
Share-based compensation expense for non-employees	—	—	251	—	—	—	—	251
Unrealized gain on marketable securities	—	—	—	20	—	—	—	20
Net loss	—	—	—	—	(83,313)	—	—	(83,313)
Balances at December 31, 2015	69,077	$7	$824,385	$4	$(452,372)	(119)	$(2,048)	$369,976
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	211	—	2,407	—	—	—	—	2,407
Common shares issued to Parivid to settle milestone payment	266	—	3,190	—	—	—	—	3,190
Repurchase of common stock pursuant to share surrender	—	—	—	—	—	(110)	(1,066)	(1,066)
Issuance of restricted stock	2,081	—	—	—	—	—	—	—

Cancellation/forfeiture of restricted stock	(330)	—	—	—	—	—	—	—
Share-based compensation expense for employees	—	—	18,142	—	—	—	—	18,142
Share-based compensation expense for non-employees	—	—	180	—	—	—	—	180
Unrealized gain on marketable securities	—	—	—	82	—	—	—	82
Net loss	—	—	—	—	(21,003)	—	—	(21,003)
Balances at December 31, 2016	71,305	$7	$848,304	$86	$(473,375)	(229)	$(3,114)	$371,908
The accompanying notes are an integral part of these consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net loss	$(21,003)	$(83,313)	$(98,600)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	7,593	7,594	7,637
Share-based compensation expense	18,322	11,440	13,594
Amortization of premium on investments	595	1,383	2,162
Amortization of intangibles	1,529	1,061	1,061
Changes in operating assets and liabilities:
Collaboration receivable	(49,057)	(10,849)	6,172
Prepaid expenses and other current assets	(1,128)	(14)	(64)
Restricted cash	(1,101)	59	—
Other long-term assets	(1,692)	(92)	—
Accounts payable	(1,032)	(3,380)	1,126
Accrued expenses	2,043	14,151	(1,099)
Collaboration advance	32,895	—	—
Deferred revenue	16,649	(9,015)	3,282
Other current liabilities	(449)	(58)	22
Other long-term liabilities	3,724	(482)	(461)
Net cash provided by (used in) operating activities	7,888	(71,515)	(65,168)
Cash Flows from Investing Activities:
Purchases of property and equipment	(5,609)	(4,068)	(8,360)
Purchases of marketable securities	(360,008)	(405,673)	(111,809)
Proceeds from maturities of marketable securities	445,665	245,907	195,342
Net cash provided by (used in) investing activities	80,048	(163,834)	75,173
Cash Flows from Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	—	148,439	—
Net proceeds from issuance of common stock under ATM facility	—	64,503	18,305
Proceeds from issuance of common stock under stock plans	2,407	24,567	3,273
Repurchase of common stock pursuant to share surrender	(1,066)	(2,048)	—
Net cash provided by financing activities	1,341	235,461	21,578
Increase in cash and cash equivalents	89,277	112	31,583
Cash and cash equivalents, beginning of period	61,461	61,349	29,766
Cash and cash equivalents, end of period	$150,738	$61,461	$61,349

Non-Cash Investing Activity:
Common shares issued to Parivid to settle milestone payment	$3,190	$—	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$935	$—	$—
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
At December 31, 2016, the Company had collaboration and license agreements with Sandoz AG (formerly Sandoz N.V. and Biochemie West Indies, N.V.), an affiliate of Novartis Pharma AG, and Sandoz Inc. (formerly Geneva Pharmaceuticals, Inc.), collectively referred to as Sandoz; Sandoz AG; and Mylan Ireland Limited, a wholly-owned, indirect subsidiary of Mylan N.V., or Mylan.
The Company evaluates multiple element agreements under the Financial Accounting Standards Board's, or FASB, Accounting Standards Codification, or ASC, Revenue Recognition (Topic 605). When evaluating multiple element arrangements under Topic 605, the Company identifies the deliverables included within the agreement and determines whether the deliverables under the arrangement represent separate units of accounting. Deliverables under the arrangement are a separate unit of accounting if (i) the delivered item has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item and delivery or performance of the undelivered items are considered probable and substantially within the Company's control. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The Company considers whether the collaborator can use the license or other deliverables for their intended purpose without the receipt of the remaining elements, and whether the value of the deliverable is dependent on the undelivered items and whether there are other vendors that can provide the undelivered items.

Arrangement consideration generally includes up-front license fees and non-substantive options to purchase additional products or services. The Company determines how to allocate arrangement consideration to identified units of accounting based on the selling price hierarchy provided under the relevant guidance. The Company determines the estimated selling price for deliverables using vendor-specific objective evidence, or VSOE, of selling price, if available, third-party evidence, or TPE, if VSOE is not available, or best estimate of selling price, or BESP, if neither VSOE nor TPE is available. Determining the BESP for a deliverable requires significant judgment. The Company uses BESP to estimate the selling price for licenses to the Company’s proprietary technology, since the Company often does not have VSOE or TPE of selling price for these deliverables. In those circumstances where the Company utilizes BESP to determine the estimated selling price of a license to the Company’s proprietary technology, the Company considers entity specific factors, including those factors contemplated in negotiating the agreements as well as the license fees negotiated in similar license arrangements. Management may be required to exercise considerable judgment in estimating the selling prices of identified units of accounting under its agreements. In validating the Company’s BESP, the Company evaluates whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple deliverables.
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
Profit Share and Royalties on Sandoz’ Sales of Enoxaparin Sodium Injection® and GLATOPA® 20 mg/mL
Profit share or royalty revenue is reported as product revenue and is recognized based upon net sales or contractual profit of licensed products in licensed territories in the period the sales occur as provided by the collaboration agreement. The amount of net sales or contractual profit is determined based on amounts provided by the collaborator and involve the use of estimates and judgments, such as product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and other rebates, distributor, wholesaler and group purchasing organization fees, product returns, and co-payment assistance costs, which could be adjusted based on actual results in the future. The Company is highly dependent on its collaborators for timely and accurate information regarding any net sales or contractual profit realized from sales of Enoxaparin Sodium Injection and GLATOPA 20 mg/mL in order to accurately report its results of operations.
Research and Development Revenue under Collaborations with Sandoz and Baxalta

Under its collaborations with Sandoz and Baxalta, the Company is reimbursed at a contractual full-time equivalent, or FTE, rate for any FTE employee expenses as well as any external costs incurred for commercial and related activities. The Company recognizes research and development revenue from FTE services and external costs upon completion of the performance requirements (i.e. as the services are performed and the reimbursable costs are incurred). Revenues are recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such commercial and related services.
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
The Company invests its excess cash balances in short-term and long-term marketable debt securities. The Company classifies its investments in marketable debt securities as available-for-sale based on facts and circumstances present at the time it purchased the securities. Purchased premiums or discounts on marketable debt securities are amortized to interest income through the stated maturities of the debt securities. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses are determined using the specific identification method and are included in interest income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company reviewed its investments with unrealized losses and concluded that no other-than-temporary impairment existed at December 31, 2016 as it has the ability and intent to hold these investments to maturity and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company did not record any impairment charges related to its marketable securities during the years ended December 31, 2016, 2015 and 2014. Realized gains or losses on marketable securities for each of the years ended December 31, 2016, 2015, and 2014 were immaterial. The Company's marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. The Company's cash equivalents are primarily composed of money market funds and repurchase agreements carried at fair value, which approximates cost at December 31, 2016 and 2015.
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
The Company's financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by its pricing services as of December 31, 2016 and December 31, 2015.
Concentration of Credit Risk
The Company's primary exposure to credit risk derives from its cash, cash equivalents, marketable securities and collaboration receivable.

Collaboration Receivable
Collaboration receivable includes:

•	Amounts due to the Company for its contractual profit share on Sandoz’ sales of Enoxaparin Sodium Injection and GLATOPA 20 mg/mL;

•	Amounts due to the Company for reimbursement of research and development services and external costs under the collaborations with Sandoz and Baxalta;

•
Amounts due from Mylan for its 50% share of certain collaboration expenses under the cost-sharing provisions of the the Mylan Collaboration Agreement that are not funded through the continuation payments; and

•
As of December 31, 2016, the $51.2 million asset return payment due from Baxalta, as discussed in Note 9, Collaborations and License Agreements. In January 2017, the Company received the $51.2 million payment from Baxalta.

The Company has not recorded any allowance for uncollectible accounts or bad debt write-offs and it monitors its receivables to facilitate timely payment.
Collaboration Advance
Collaboration advance represents payments received from Mylan that will be applied to amounts due from Mylan in future periods for the funding of Mylan's 50% share of certain collaboration expenses under the cost-sharing provisions of the Mylan Collaboration Agreement.
Deferred Revenue
Deferred revenue represents consideration received from collaborators in advance of achieving certain criteria that must be met for revenue to be recognized in conformity with GAAP.
Property and Equipment
Property and equipment are stated at cost. Costs of major additions and betterments are capitalized; maintenance and repairs which do not improve or extend the life of the respective assets are charged to expense. Upon disposal, the related cost and accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations and comprehensive loss. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leased assets meeting certain capital lease criteria are capitalized and the present value of the related lease payments is recorded as a liability. Assets under capital lease arrangements are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the estimated useful lives of the assets or related lease terms, whichever is shorter. When the Company disposes of property and equipment, it removes the associated cost and accumulated depreciation from the related accounts on its consolidated balance sheet and includes any resulting gain or loss in its consolidated statements of operations and comprehensive loss.
Long-Lived Assets
The Company evaluates the recoverability of its property, equipment and intangible assets when circumstances indicate that an event of impairment may have occurred. The Company recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the fair value of such assets or businesses. No impairment charges have been recognized through December 31, 2016.
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

Share-Based Compensation Expense
The Company recognizes the fair value of share-based compensation in its consolidated statements of operations and comprehensive loss. Share-based compensation expense primarily relates to stock options, restricted stock and stock issued under its stock option plans and the employee stock purchase plan ("ESPP"). For stock options, the Company recognizes share-based compensation expense equal to the fair value of the stock options on a straight-line basis over the requisite service period. For time-based restricted stock awards, the Company records share-based compensation expense equal to the market value on the date of the grant on a straight-line basis over each award's explicit service period. For performance-based restricted stock, at each reporting period the Company assesses the probability that the performance condition(s) will be achieved. The Company then expenses the awards over the implicit service period based on the probability of achieving the performance conditions. The Company estimates an award's implicit service period based on its best estimate of the period over which an award's vesting condition(s) will be achieved. The Company reviews and evaluates these estimates on a quarterly basis and will recognize any remaining unrecognized compensation as of the date of an estimate revision over the revised remaining implicit service period. The Company issues new shares upon stock option exercises, upon the grant of restricted stock awards and under its ESPP.
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
Income Taxes
The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company was profitable and generated taxable income in 2010 and 2011. Since 2011, the Company has generated operating losses and expects to continue to incur future losses, therefore the net deferred tax assets have been fully offset by a valuation allowance.
The Company recognizes uncertain income tax positions that are more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company had accrued no amounts for interest and penalties in the Company's consolidated balance sheets at December 31, 2016 and 2015.
The Company files income tax returns in the United States federal jurisdiction and multiple state jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination for years before 2013, except to the extent that in the future it utilizes net operating losses or tax credit carry forwards that originated before 2013. As of December 31, 2016, the Company was not under examination by the Internal Revenue Service or other jurisdictions for any tax years.
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
Momenta is a biotechnology company focused on discovering and developing medicines in three product areas: complex generics, biosimilars and novel therapeutics for autoimmune disease. The three product areas correspond with their respective regulatory pathways. However, the Company's portfolio of complex generics, biosimilars, and novel therapeutics have similar development risk and market characteristics. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information with respect to the three product areas. Accordingly, the Company views its business as one reportable operating segment—the discovery, development and commercialization of pharmaceutical products.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued the following amendments to ASU 2014-09 which have the same effective date and transition date of January 1, 2018:

•
In August 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.

•
In March 2016 the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.

•
In April 2016 the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance.

•
In May 2016 the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers.

•
In December 2016 the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU No. 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

The Company expects to adopt the new standard using the modified retrospective method as permissible under the transitional provisions of Topic 606 for all contracts not yet completed as of the effective date. The modified retrospective method applies the guidance retrospectively only to the most current period presented in the financial statements, recognizing the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings (or deficit) at the date of initial application. The Company is continuing to evaluate the potential impact that these standards will have on its financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The ASU requires all entities to evaluate for the existence of conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date of its financial statements. The accounting standard is effective for the Company as of December 31, 2016 and did not have a material impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under the new standard all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The new standard also provides for companies to make an entity-wide accounting policy election on how to account for award forfeitures. Entities can either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The accounting standard is effective for interim and annual periods after December 15, 2016. Early adoption is permitted for any entity in any interim or annual period. The Company adopted the new standard on January 1, 2017. The Company adopted a policy to account for forfeitures as they occur. Adoption of this standard is not expected to have a material impact on the Company's financial position and results of operations.

3. Fair Value Measurements
The tables below present information about the Company's assets that are measured at fair value on a recurring basis at December 31, 2016 and 2015, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2, Summary of Significant Accounting Policies.

Financial assets measured at fair value on a recurring basis at December 31, 2016 and 2015 are summarized as follows (in thousands):

Description	Balance as of December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds and overnight repurchase agreements	$145,510	$121,510	$24,000	$—
Marketable securities:
Corporate debt securities	47,906	—	47,906	—
Commercial paper obligations	84,436	—	84,436	—
Asset-backed securities	70,071	—	70,071	—
Total	$347,923	$121,510	$226,413	$—

Description	Balance as of December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds and overnight repurchase agreements	$54,077	$30,077	$24,000	$—
Marketable securities:
U.S. government-sponsored enterprise securities	24,290	—	24,290	—
Corporate debt securities	73,651	—	73,651	—
Commercial paper obligations	125,805	—	125,805	—
Asset-backed securities	64,837	—	64,837	—
Total	$342,660	$30,077	$312,583	$—
As of December 31, 2016, the Company held $24 million in overnight repurchase agreements. Overnight purchase agreements yields are comparable to money market funds. Principal and interest on the instruments is due the next day. The instruments are classified as Level 2 due to the collateral including both U.S. government-sponsored enterprise securities and treasury instruments.
There have been no impairments of the Company’s assets measured and carried at fair value, no changes in valuation techniques and no transfers between Level 1 and Level 2 financial assets during the years ended December 31, 2016 and 2015. The Company did not have any non-recurring fair value measurements on any assets or liabilities at December 31, 2016 and 2015. The fair value of Level 2 instruments classified as marketable securities was determined through third party pricing services. The carrying amounts reflected in the Company’s consolidated balance sheets for cash, collaboration receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
4. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the Company's cash, cash equivalents and marketable securities as of December 31, 2016 and 2015 (in thousands):

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$150,738	$—	$—	$150,738
Corporate debt securities due in one year or less	47,942	—	(36)	47,906
Commercial paper obligations due in one year or less	84,301	135	—	84,436
Asset-backed securities due in one year or less	70,084	1	(14)	70,071
Total	$353,065	$136	$(50)	$353,151
Reported as:
Cash and cash equivalents	$150,738	$—	$—	$150,738
Marketable securities	202,327	136	(50)	202,413
Total	$353,065	$136	$(50)	$353,151

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$61,461	$—	$—	$61,461
U.S. government-sponsored enterprise securities due in one year or less	24,285	5	—	24,290
Corporate debt securities due in one year or less	73,735	1	(84)	73,652
Commercial paper obligations due in one year or less	125,693	120	(8)	125,805
Asset-backed securities due in one year or less	64,866	—	(30)	64,836
Total	$350,040	$126	$(122)	$350,044
Reported as:
Cash and cash equivalents	$61,461	$—	$—	$61,461
Marketable securities	288,579	126	(122)	288,583
Total	$350,040	$126	$(122)	$350,044
At December 31, 2016 and 2015, the Company held 31 and 66 marketable securities, respectively, which were in a continuous unrealized loss position for less than one year. As the unrealized losses on these securities were caused by fluctuations in interest rates, the Company concluded that no other-than-temporary impairment exists with respect to these securities. At December 31, 2016 and 2015, there were no marketable securities in a continuous unrealized loss position for greater than one year.
The following table summarizes the aggregate fair value of these securities at December 31, 2016 and 2015 (in thousands):

	As of December 31, 2016		As of December 31, 2015
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Corporate debt securities due in one year or less	$47,906	$(36)	$70,657	$(84)
Commercial paper obligations due in one year or less	$—	$—	$33,734	$(8)
Asset-backed securities due in one year or less	$60,787	$(14)	$61,337	$(30)
5. Property and Equipment

As of December 31, 2016 and 2015, property and equipment, net consists of the following (in thousands):

	2016	2015	Depreciable Lives
Computer equipment	$2,991	$2,426	3 years
Software	10,508	9,900	3 years
Office furniture and equipment	2,645	2,524	5 to 6 years
Laboratory equipment	47,938	43,286	7 years
Leasehold improvements	13,333	12,735	Shorter of asset life or lease term
Less: accumulated depreciation	(56,568)	(48,975)
	$20,847	$21,896
During 2015, the Company disposed of laboratory equipment with a gross carrying amount of $0.3 million and accumulated depreciation of $0.3 million. The Company did not dispose of any property and equipment during 2016. Depreciation and amortization expense amounted to $7.6 million in each of the years ended December 31, 2016, 2015 and 2014.
6. Intangible Assets
In April 2007, the Company entered into an asset purchase agreement with Parivid, LLC, or Parivid, a provider of data integration and analysis services, and S. Raguram, the principal owner of Parivid. Pursuant to the asset purchase agreement, the Company acquired certain of the assets and assumed certain of the liabilities of Parivid related to the acquired assets in exchange for $2.5 million in cash paid at closing and certain contingent milestone payments in a combination of cash and/or stock in the manner and on the terms and conditions set forth in the asset purchase agreement if certain milestones were achieved within fifteen years of the date of the asset purchase agreement. The asset purchase agreement was amended in August 2009 and in July 2011. Between 2009 and 2011, the Company made cash payments to Parivid of $7.3 million and issued 91,576 shares of its common stock valued at $10.92 per share to Parivid in satisfaction of certain Enoxaparin Sodium Injection-related milestones under the amended asset purchase agreement. As of June 18, 2016, the one-year anniversary of the commercial launch of GLATOPA 20 mg/mL, GLATOPA 20 mg/mL remained the sole generic COPAXONE 20 mg/mL product on the U.S. market, triggering the final milestone payment under the amended asset purchase agreement. In connection with the final milestone, on August 10, 2016, the Company issued 265,605 shares of its common stock to Parivid to satisfy the GLATOPA 20 mg/mL milestone. The Company recorded $3.2 million as an intangible asset based on the number of shares issued and the closing price of the Company’s common stock on the date the shares were issued to Parivid.
Intangible assets consist solely of the core developed technology assets acquired from Parivid. The intangible assets are being amortized using the straight-line method over the estimated useful life of GLATOPA 20 mg/mL of approximately six years through June 2021. As of December 31, 2016 and 2015, intangible assets, net of accumulated amortization, are as follows (in thousands):

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Total intangible assets for core and developed technology	$13,617	$(8,428)	$10,427	$(6,899)
Amortization expense was approximately $1.5 million, $1.1 million and $1.1 million in the years ended December 31, 2016, 2015 and 2014, respectively.
The Company expects to incur amortization expense of approximately $1.2 million per year from 2017 to 2020 and $0.6 million in the final year (2021).
7. Restricted Cash
The Company designated $17.5 million as collateral for a security bond posted in the litigation against Amphastar, International Medical Systems, Ltd., a wholly owned subsidiary of Amphastar Pharmaceuticals, Inc. and Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.), as discussed within Note 14, Commitments and Contingencies. The $17.5 million is held in an escrow account by Hanover Insurance. The Company classified this restricted cash as long-term as the timing of a final decision in the Enoxaparin Sodium Injection patent litigation is not known.
The Company designated $2.4 million as collateral for a letter of credit related to the lease of office and laboratory space located at 675 West Kendall Street in Cambridge, Massachusetts. This balance will remain restricted through April 2018 and therefore classified as non-current in the Company's consolidated balance sheet. The Company will earn interest on the balance.
The Company designated $0.7 million as collateral for a letter of credit related to the lease of office and laboratory space located at 320 Bent Street in Cambridge, Massachusetts. This balance will remain restricted through February 2027 and is therefore classified as non-current in the Company's consolidated balance sheet. The Company will earn interest on the balance.
The Company designated $1.1 million as collateral for a letter of credit related to the lease of office and laboratory space located at 301 Binney Street in Cambridge, Massachusetts. This balance will remain restricted through June 2025 and is therefore classified as non-current in the Company’s consolidated balance sheet. The Company will earn interest on the balance.
8. Accrued Expenses
As of December 31, 2016 and 2015, accrued expenses consisted of the following (in thousands):

	2016	2015
Accrued compensation	$9,414	$7,848
Accrued contract research costs	12,338	14,710
Accrued professional fees	3,979	1,354
Other	1,135	587
	$26,866	$24,499

9. Collaboration and License Agreements
At December 31, 2016, the Company had collaboration and license agreements with Sandoz, Sandoz AG and Mylan. M923, the Company's biosimilar HUMIRA® (adalimumab) candidate, was previously developed in collaboration with Baxalta under the Baxalta Collaboration Agreement, as defined below. The Baxalta Collaboration Agreement was terminated effective December 31, 2016.

The Company records product revenue based on Sandoz’ sales of Enoxaparin Sodium Injection and GLATOPA 20 mg/mL.

Research and development revenue generally consists of amounts earned by us under our collaborations for technical development, regulatory and commercial milestones; reimbursement of research and development services and reimbursement of development costs; and recognition of the arrangement consideration.

The collaboration with Mylan is a cost-sharing arrangement pursuant to which reimbursement for Mylan’s 50% share of collaboration expenses is recorded as a reduction to research and development expense and general and administrative expense depending on the nature of the activities.

The following tables provide amounts by year and by line item included in the Company's consolidated statements of operations and comprehensive loss attributable to transactions arising from its significant collaborative arrangements and all other arrangements, as defined in the Financial Accounting Standards Board's Accounting Standards Codification Topic 808, Collaborative Arrangements.

	For the Year Ended December 31, 2016 (in thousands)
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Baxalta Collaboration Agreement (1)	Mylan Collaboration Agreement (2)	Total Collaborations
Collaboration revenues:
Product revenue	$—	$74,648	$—	$—	$74,648
Research and development revenue:
Recognition of upfront payments and license payments	—	—	21,983	6,368	28,351
Research and development services and external costs	345	2,545	3,730	—	6,620
Total research and development revenue	$345	$2,545	$25,713	$6,368	$34,971
Total collaboration revenues	$345	$77,193	$25,713	$6,368	$109,619
Operating expenses:
Research and development expense (3, 4)	$692	$1,911	$1,196	$28,623	$32,422
General and administrative expense (3, 4)	7	470	187	1,763	2,427
Total operating expenses	$699	$2,381	$1,383	$30,386	$34,849

	For the Year Ended December 31, 2015 (in thousands)
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Baxalta Collaboration Agreement (1)	Total Collaborations
Collaboration revenues:
Product revenue	$5,063	$43,440	$—	$48,503
Research and development revenue:
Milestone payments	—	20,000	—	20,000
Recognition of upfront payments and license payments	—	—	9,014	9,014
Research and development services and external costs	789	2,861	8,483	12,133
Total research and development revenue	$789	$22,861	$17,497	$41,147
Total collaboration revenues	$5,852	$66,301	$17,497	$89,650
Operating expenses:
Research and development expense (3)	$324	$856	$1,851	$3,031
General and administrative expense (3)	344	206	963	1,513
Total operating expenses	$668	$1,062	$2,814	$4,544

	For the Year Ended December 31, 2014 (in thousands)
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Baxalta Collaboration Agreement (1)	Total Collaborations
Collaboration revenues:
Product revenue	$19,963	$—	$—	$19,963
Research and development revenue:
Milestone payments	—	—	12,000	12,000
Recognition of upfront payments and license payments	—	480	3,239	3,719
Research and development services and external costs	1,043	2,452	13,073	16,568
Total research and development revenue	$1,043	$2,932	$28,312	$32,287
Total collaboration revenues	$21,006	$2,932	$28,312	$52,250
Operating expenses:
Research and development expense (3)	$341	$920	$16,637	$17,898
General and administrative expense (3)	125	299	527	951
Total operating expenses	$466	$1,219	$17,164	$18,849
_______________________________________

(1)	The Baxalta Collaboration Agreement, as defined below, was terminated effective December 31, 2016.

(2)	The Mylan Collaboration Agreement, as defined below, became effective on February 9, 2016.

(3)
The amounts represent external expenditures, including amortization of an intangible asset, and exclude salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies, as these costs are not directly charged to programs.

(4)
As a result of the cost-sharing provisions of the Mylan Collaboration Agreement, the Company offset approximately $26.5 million against research and development costs and $1.3 million against general and administrative costs during the year ended December 31, 2016.

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
Sandoz began selling Enoxaparin Sodium Injection in July 2010. Under the original payment terms of the 2003 Sandoz Collaboration Agreement, Sandoz was obligated to pay the Company either a contractually-defined profit-share or royalty on net sales depending on the kind and number of other marketed generic versions of LOVENOX. The Company received 45% of profits from July 2010 through September 2011, a royalty on net sales from October 2011 through December 2011 and a share of profits in January 2012. From February 2012 to March 2015, the Company received a 10% royalty on net sales (12% on net sales above a certain threshold). In June 2015, the Company and Sandoz amended the 2003 Sandoz Collaboration Agreement, effective April 1, 2015, to provide that Sandoz would pay the Company 50% of contractually-defined profits on sales. Sandoz did not record any profit on sales of Enoxaparin Sodium Injection for the year ended December 31, 2016, and therefore the Company did not record product revenue for Enoxaparin Sodium Injection in the period. For the year ended December 31, 2015, the Company earned $5.1 million in product revenue consisting of $6.9 million in a combination of profit share and royalties, net of an annual claw-back adjustment of $1.8 million for the product year ended June 30, 2015, on Sandoz' sales of Enoxaparin Sodium Injection. For the year ended December 31, 2014, the Company earned $19.9 million in product revenue, which consisted of $20 million in royalties on Sandoz' sales of Enoxaparin Sodium Injection, offset by $2.2 million of its contractual share of development and other expenses for the product year ended June 30, 2014, and increased by $2.1 million to reflect an adjustment to royalties earned in the product year ended June 30, 2012.
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
The Company recognized research and development revenue from FTE services and external costs of $0.3 million, $0.8 million, and $1.0 million in the years ended December 31, 2016, 2015, and 2014, respectively.
2006 Sandoz Collaboration Agreement
In 2006 and 2007, the Company entered into a series of agreements, including a collaboration and license agreement, as amended, or the 2006 Sandoz Collaboration Agreement, with Sandoz AG; and a stock purchase agreement and an investor rights agreement, with Novartis Pharma AG. Under the 2006 Sandoz Collaboration Agreement, the Company and Sandoz agreed to exclusively collaborate on the development and commercialization of GLATOPA, among other products. Costs, including development costs and the costs of clinical studies, will be borne by the parties in varying proportions depending on the type of expense. For GLATOPA, the Company is generally responsible for all of the development costs in the United States. For GLATOPA outside of the United States, the Company shares development costs in proportion to its profit sharing interest. The Company is reimbursed at a contractual FTE rate for any FTE employee expenses as well as any external costs incurred in the development of products to the extent development costs are borne by Sandoz. All commercialization costs are borne by Sandoz.
The term of the 2006 Sandoz Collaboration Agreement extends throughout the development and commercialization of the products until the last sale of the products, unless earlier terminated by either party pursuant to the provisions of the 2006 Sandoz Collaboration Agreement. The 2006 Sandoz Collaboration Agreement may be terminated if either party breaches the 2006 Sandoz Collaboration Agreement or files for bankruptcy. In addition, either the Company or Sandoz may terminate the 2006 Sandoz Collaboration Agreement with respect to GLATOPA 40 mg/mL, if clinical trials are required for regulatory approval of GLATOPA 40 mg/mL.
Sandoz commenced sales of GLATOPA 20 mg/mL in the United States on June 18, 2015. Under the 2006 Sandoz Collaboration Agreement, the Company earns 50% of contractually-defined profits on Sandoz' worldwide net sales of GLATOPA 20 mg/mL. The Company is entitled to earn 50% of contractually-defined profits on Sandoz' worldwide net sales of GLATOPA 40 mg/mL, if and when GLATOPA 40 mg/mL is commercialized. Profits on net sales of GLATOPA are calculated by deducting from net sales the costs of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. With respect to GLATOPA, Sandoz is responsible for funding all of the legal expenses incurred under the 2006 Sandoz Collaboration Agreement, except for FTE costs with respect to certain legal activities for GLATOPA; however a portion of certain legal expenses, including any patent infringement damages, can be offset against the profit-sharing amounts in proportion to the Company's 50% profit sharing interest.
For the year ended December 31, 2016, the Company recorded $74.6 million in product revenues from Sandoz' sales of GLATOPA 20 mg/mL, reflecting $78.2 million in profit share net of a deduction of $3.6 million for reimbursement to Sandoz of 50% of GLATOPA-related legal expenses incurred by Sandoz. For the year ended December 31, 2015, the Company recorded $43.4 million in product revenues from Sandoz' sales of GLATOPA 20 mg/mL, reflecting $52.5 million in profit share net of a deduction of $9.1 million for reimbursement to Sandoz of 50% of GLATOPA-related legal expenses incurred by Sandoz since 2008. The Company is eligible to receive in the aggregate up to $120 million in additional milestone payments upon the achievement of certain commercial and sales-based milestones for GLATOPA in the United States. None of these payments, once received, is refundable and there are no general rights of return in the arrangement. Sandoz has agreed to indemnify the Company for various claims, and a certain portion of such costs may be offset against certain future payments received by the Company.
The Company recognized research and development revenue from FTE services and external costs of $2.5 million, $2.9 million, and $2.5 million in the years ended December 31, 2016, 2015, and 2014, respectively.
Baxalta Collaboration Agreement
The Company and Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA (or collectively referred to as Baxter) entered into a global collaboration and license agreement, or the Baxter Collaboration Agreement, effective February 2012, to develop and commercialize biosimilars, including M923. In connection with Baxter's internal corporate restructuring in July 2015, Baxter assigned the Baxter Collaboration Agreement to Baxalta U.S. Inc., Baxalta GmbH and Baxalta Incorporated (or collectively referred to as Baxalta). Subsequent to the assignment, the Company refers to "Baxter" as "Baxalta" and the "Baxter Collaboration Agreement" as the "Baxalta Collaboration Agreement." On September 27, 2016, Baxalta gave the Company twelve months’ prior written notice of the exercise of its right to terminate for its convenience the

Baxalta Collaboration Agreement. On December 31, 2016, the Company and Baxalta entered into an asset return and termination agreement, or the Baxalta Termination Agreement, which made the termination of the Baxalta Collaboration Agreement effective as of December 31, 2016.
Under the Baxalta Collaboration Agreement, the Company and Baxalta agreed to collaborate, on a world-wide basis, on the development and commercialization of M923 and M834, the Company's biosimilar ORENCIA® (abatacept) candidate, and Baxalta had the right to select four additional reference products to target for biosimilar development under the collaboration. In July 2012, Baxalta selected an additional product candidate and in December 2013, following an internal portfolio review, terminated its option to license the product candidate. In February 2015, Baxalta's right to select additional programs expired without further exercise. Also, in February 2015, Baxalta terminated in part the Baxalta Collaboration Agreement as it related to M834 and all worldwide development and commercialization rights for M834 reverted to the Company.
Under the Baxalta Collaboration Agreement, each party granted the other an exclusive license under its intellectual property rights to develop and commercialize M923 for all therapeutic indications. The Company agreed to provide development and related services on a commercially reasonable basis through the filing of an IND or equivalent application in the European Union for M923. Development and related services included high-resolution analytics, characterization, and product and process development. Baxalta was responsible for clinical development, manufacturing and commercialization activities for M923. The Company had the right to participate in a joint steering committee, consisting of an equal number of members from the Company and Baxalta, to oversee and manage the development and commercialization of M923 under the collaboration. Costs, including development costs, payments to third parties for intellectual property licenses, and expenses for legal proceedings, including the patent exchange process pursuant to the Biologics Price Competition and Innovation Act of 2009, was to be borne by the parties in varying proportions, depending on the type of expense and the stage of development. The Company was generally responsible for research and process development costs prior to filing an IND or equivalent application in the European Union, and the cost of in-human clinical trials, manufacturing in accordance with current good manufacturing practices and commercialization was borne by Baxalta.
Under the terms of the Baxalta Collaboration Agreement, the Company received an upfront payment of $33 million, a $7 million license payment for achieving pre-defined "minimum development criteria" for M834, and $12 million in technical and development milestone payments in connection with the UK Medicines and Healthcare Products Regulatory Agency's acceptance of Baxalta's clinical trial application to initiate a pharmacokinetic clinical trial for M923. The Company was reimbursed at a contractual FTE rate for any FTE employee expenses and external development costs for reimbursable activities related to M923. Had M923 been successfully developed and launched under the Baxalta Collaboration Agreement, Baxalta would have been required to pay the Company royalties on net sales of licensed products worldwide, with a base royalty rate in the high single digits with the potential for significant tiered increases based on the number of competitors, the interchangeability of the product, and the sales tier for the product. The maximum royalty with all potential increases would have been slightly more than double the base royalty.
On June 3, 2016, Baxalta Incorporated and Shire plc, or Shire, announced the completion of the combination of Baxalta Incorporated and Shire. As a result of the combination, Baxalta Incorporated, of which Baxalta US Inc. and Baxalta GmbH are wholly-owned subsidiaries, is a wholly-owned subsidiary of Shire. On September 27, 2016, Baxalta gave the Company twelve months’ prior written notice of the exercise of its right to terminate for its convenience the Baxalta Collaboration Agreement. Under the terms of the Baxalta Collaboration Agreement, the effective date of the termination was twelve months following the date Baxalta gave the termination notice, as more particularly set forth in the Baxalta Collaboration Agreement. As of the termination effective date, (i) Baxalta was obligated to transfer to the Company all ongoing regulatory, development, manufacturing and commercialization activities and related records for M923 and, at the Company's request, assign to the Company any third party agreements reasonably necessary for and primarily related to the development, manufacture, and commercialization of M923 to the extent permitted by the agreements' terms, (ii) the licenses granted pursuant to the Baxalta Collaboration Agreement by the Company to Baxalta under the Company's intellectual property rights relating to M923 would terminate, the licenses granted pursuant to the Baxalta Collaboration Agreement by Baxalta to the Company under Baxalta’s intellectual property rights relating to M923 would survive, and Baxalta was obligated to grant to the Company additional licenses under Baxalta’s intellectual property rights relating to M923 existing as of the termination effective date, and (iii) the Company was obligated to pay to Baxalta a royalty of 5% of net sales, as such term is defined in the Baxalta Collaboration Agreement, until Baxalta’s development expenses and commercialization costs, as such terms are defined in the Baxalta Collaboration Agreement, occurring through the termination effective date were reimbursed. Following receipt of the termination notice, the Company is no longer eligible to receive any regulatory milestone payments under the Baxalta Collaboration Agreement. Prior to the termination effective date, Baxalta was obligated to continue to perform development and manufacturing activities for M923.
On December 31, 2016, the Company and Baxalta entered into the Baxalta Termination Agreement, amending certain termination provisions of the Baxalta Collaboration Agreement. Under the terms of the Baxalta Termination Agreement, the termination of the Baxalta Collaboration Agreement was made effective December 31, 2016. Baxalta was relieved of its obligations to continue to perform activities for M923 after December 31, 2016, except for certain on-going clinical and regulatory activities that are expected to be completed by April 2017, and in January 2017, Baxalta paid the Company a one-time cash payment of $51.2 million representing the costs Baxalta would have incurred in performing the activities it would have performed under Baxalta Collaboration Agreement through the original termination date.
In accordance with FASB's ASU No. 2009-13: Multiple-Deliverable Revenue Arrangements (Topic 615), the Company identified all of the deliverables at the inception of the Baxalta Collaboration Agreement. The deliverables were determined to include (i) six development and product licenses for each of M923, M834 and the four additional collaboration products, (ii) research and development services related to each of M923, M834 and the four additional collaboration products and (iii) the Company's participation in a joint steering committee. The Company determined that each of the license deliverables do not have stand-alone value apart from the related research and development services deliverables because (1) there are no other vendors selling similar, competing products on a stand-alone basis, (2) Baxalta does not have the contractual right to resell the license, and (3) Baxalta is unable to use the license for its intended purpose without the Company's performance of research and development services. As such, the Company determined that with respect to this arrangement separate units of accounting exist for each of the six licenses together with the related research and development services, as well as the one unit of accounting for the joint steering committee. The estimated selling price for these units of accounting was determined based on similar license arrangements and the nature of the research and development services to be performed for Baxalta and market rates for similar services. At the inception of the Baxalta Collaboration Agreement, arrangement consideration of $61.0 million, which included the $33.0 million upfront payment and aggregate option payments for the four additional collaboration products of $28.0 million, was allocated to the units of accounting based on the relative selling price method. Of the $61.0 million, $10.3 million was allocated to the M923 product license together with the related research and development services, $10.3 million to each of the four additional collaboration product licenses with the related research and development services, $9.4 million was allocated to the M834 product license together with the related research and development services due to that product's stage of development at the time the license was delivered, and $114,000 was allocated to the joint steering committee unit of accounting.
At the inception of the Baxalta Collaboration Agreement, the Company delivered development and product licenses for M923 and M834 and commenced revenue recognition of the arrangement consideration allocated to those products. In addition, the Company began revenue recognition for the arrangement consideration allocated to the joint steering committee unit of accounting. Baxalta's termination of its option to license M511 in December 2013 as well as its termination of M834 and the lapse of its right to select additional products in February 2015 reduced the number of deliverables from seven to two and decreased the total consideration from $61 million to $40 million. The Company determined that the change in total consideration received and total deliverables under the arrangement represented a change in estimate and, as a result, the Company reallocated the revised total consideration of $40 million, less the amount recognized as revenue to date, to the remaining deliverables under the agreement using the original best estimate of selling price. The remaining deliverables were the combined unit of account for the M923 license and the related research and development services and the Company's participation on the joint steering committee. The Company recognized the resulting change in revenue as a result of the decrease in deliverables and expected consideration on a prospective basis. The Company recorded this revenue on a straight-line basis over the applicable performance period, which began with delivery of the development and product license and ends upon FDA approval of the product.
As a result of termination of the Baxalta Collaboration Agreement, the Company's performance period for M923 and the joint steering committee ended on December 31, 2016; therefore, the Company recognized the remaining balance of deferred revenue of $22.0 million as research and development revenue in the year ended December 31, 2016. The total impact of the change in performance period was $11.0 million, or $0.16 per share. In addition, the Company recorded the $51.2 million asset return payment in other income in the fourth quarter of 2016 as a result of Baxalta's accelerated termination and funding of anticipated development costs pursuant to the Baxalta Collaboration Agreement.

Mylan Collaboration Agreement

On January 8, 2016, the Company and Mylan entered into a collaboration agreement, or the Mylan Collaboration Agreement, which became effective on February 9, 2016, pursuant to which the Company and Mylan agreed to collaborate exclusively, on a worldwide basis, to develop, manufacture and commercialize six of the Company’s biosimilar candidates, including M834.

Under the terms of the Mylan Collaboration Agreement, Mylan paid the Company a non-refundable upfront payment of $45 million. In addition, the Company and Mylan equally share costs (including development, manufacturing, commercialization and certain legal expenses) and profits (losses) with respect to such product candidates, with Mylan funding its share of collaboration expenses incurred by the Company, in part, through up to six contingent milestone payments, totaling up to $200 million across the six product candidates.

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

In accordance with Topic 605, the Company identified the deliverables at the inception of the Mylan Collaboration Agreement. The deliverables were determined to include (i) six development and product licenses, for each of M834 and the five additional collaboration products, (ii) research and development services related to each of M834 and the five additional collaboration products and (iii) the Company’s participation in the joint steering committee. The Company has determined that each of the license deliverables does not have stand-alone value apart from the related research and development services deliverables because (1) there are no other vendors selling similar, competing products on a stand-alone basis, (2) Mylan does not have the contractual right to resell the license, and (3) Mylan is unable to use the license for its intended purpose without the Company’s performance of research and development services. As such, the Company determined that with respect to this arrangement, separate units of accounting exist for each of the six licenses together with the related research and development services, or the combined units of accounting, as well as a separate unit of accounting for participation in the joint steering committee. VSOE and TPE were not available for the combined units of accounting. As such, the Company determined BESP for the combined units of accounting based on an analysis of its existing license arrangements and other available data and the nature and extent of the research and development services to be performed. BESP for the joint steering committee unit of accounting was based on market rates for similar services. At the inception of the Mylan Collaboration Agreement, total arrangement consideration of $45 million was allocated to each of the units of accounting based on the relative selling price method. Of the $45 million, $8.2 million was allocated to the M834 combined unit of accounting, between $5.7 million and

$9.0 million to the five additional combined units of accounting, considering the products’ stage of development at the time the licenses were delivered, and $51,000 was allocated to the joint steering committee unit of accounting. Changes in the key assumptions used to determine BESP for the units of accounting would not have a significant effect on the allocation of arrangement consideration.

At the inception of the Mylan Collaboration Agreement, the Company delivered development and product licenses for all six collaboration products and commenced revenue recognition of the arrangement consideration allocated the respective units of accounting. In addition, the Company began revenue recognition for the arrangement consideration allocated to the joint steering committee unit of accounting. The Company is recording revenue on a straight-line basis over the applicable performance period during which the research and development services are expected to be delivered, which begins upon delivery of the development and product license and ends upon FDA approval of the product. The Company currently estimates that the performance period for the M834 unit of accounting is approximately five years, an average of approximately seven years for the additional five combined units of accounting and approximately eight years for the joint steering committee unit of accounting. As of December 31, 2016, $38.7 million was deferred under this agreement, of which $7.3 million was included in current liabilities and $31.4 million was included in non-current liabilities in the consolidated balance sheet.

As the Mylan Collaboration Agreement became effective on February 9, 2016, beginning on February 9, 2016, the Company and Mylan share collaboration expenses. Collaboration costs incurred by the Company are recorded as research and development expense and/or general and administrative expense, depending on the nature of the activities, as incurred. Mylan's share of collaboration expenses is recorded as a reduction in research and development and/or general and administrative expenses in the consolidated statements of operations and comprehensive loss, in accordance with the Company’s policy, which is consistent with the nature of the cost reimbursement.

Mylan will initially fund a portion of its 50% share of collaboration expenses through contingent milestone payments of up to $200 million across the six product candidates and any unused portion of the contingent payment(s) will be available to offset Mylan’s 50% share of future collaboration costs. If in a given year a contingent payment is not expected to be made by Mylan and there is no balance available from a prior contingent payment balance as of the beginning of the collaboration year, the parties will reconcile total collaboration expenses on a semi-annual basis and Mylan will make a payment to the Company. For the year ended December 31, 2016, the Company reduced research and development expenses by $26.5 million and general and administrative expenses by $1.3 million, representing Mylan’s 50% share of collaboration expenses. In the year ended December 31, 2016, the Company received two milestone payments totaling $60 million, of which $32.9 million will be applied toward the funding of Mylan's 50% share of certain collaboration expenses yet to be incurred and is included in collaboration advance in the Company's consolidated balance sheet.

10. Preferred, Common and Treasury Stock
Preferred Stock
The Company is authorized to issue 5 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company's stockholders. As of December 31, 2016 and 2015, the Company had no shares of preferred stock issued or outstanding.
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
Incentive stock options are granted only to employees of the Company. Incentive stock options granted to employees who own more than 10% of the total combined voting power of all classes of stock are granted with exercise prices no less than 110% of the fair market value of the Company's common stock on the date of grant. Incentive stock options generally vest ratably over four years. Non-statutory stock options and restricted stock awards may be granted to employees, consultants and members of the Company's board of directors. Non-statutory stock options granted have varying vesting schedules. Time-based restricted stock awards are granted to employees and board members and generally vest ratably over four years. Performance-based restricted stock awards are granted to employees and vest in connection with the attainment of certain company milestones as described in more detail below under “Restricted Stock Awards”. Incentive and non-statutory stock options generally expire ten years after the date of grant.
The total number of shares reserved for issuance under the 2013 Plan equals the sum of: (a) 11,900,000, (b) one share for each share subject to a stock option that was granted through December 31, 2012 under the 2004 Stock Incentive Plan and the Amended and Restated 2002 Stock Incentive Plan (together, the "Prior Plans") that subsequently expires, is forfeited or is settled in cash (up to a maximum of 4,337,882 shares) and (c) 1.67 shares for each share subject to an award other than a stock option that was granted through December 31, 2012 under the Prior Plans and that subsequently expires, is forfeited, is settled in cash or repurchased (up to a maximum of 950,954 shares). As of December 31, 2016, there were 5,372,297 shares available for issuance under the 2013 Plan.
Share-Based Compensation
The Company records compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock and the employee stock purchase plan.
The table below presents share-based compensation expense for research and development as well as general and administration included in operating expenses in the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Research and development	$7,558	$5,145	$6,204
General and administrative	10,764	6,295	7,390
Total compensation cost	$18,322	$11,440	$13,594
The following table summarizes share-based compensation expense recorded in the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Outstanding employee and non-employee stock option grants	$9,831	$10,548	$9,617
Outstanding restricted stock awards	8,064	504	3,549
Employee stock purchase plan	427	388	428
Total compensation cost	$18,322	$11,440	$13,594
During the year ended December 31, 2016, the Company granted 1,521,327 stock options, of which 812,302 were granted in connection with annual merit awards, 181,000 were granted to the Company's board of directors, and 528,025 were primarily granted to new hires. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions noted in the table below.

The following table summarizes the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options			Employee Stock Purchase Plan
	2016	2015	2014	2016	2015	2014
Expected volatility	58%	59%	66%	57%	59%	63%
Expected dividends	—	—	—	—	—	—
Expected life (years)	6.1	6.1	6.1	0.5	0.5	0.5
Risk-free interest rate	1.6%	1.9%	2.2%	0.4%	0.1%	0.1%
The following table presents stock option activity of the 2013 Plan and Prior Plans for the year ended December 31, 2016:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	6,611	$14.54
Granted	1,521	11.11
Exercised	(106)	12.73
Forfeited	(362)	13.51
Expired	(655)	16.63
Outstanding at December 31, 2016	7,009	$13.68	6.04	$14,288
Exercisable at December 31, 2016	4,475	$14.13	4.68	$7,459
Vested or expected to vest at December 31, 2016	6,738	$13.74	5.93	$13,459
The weighted average grant date fair value of option awards granted during 2016, 2015 and 2014 was $6.04, $8.11 and $10.51 per option, respectively. The total intrinsic value of options exercised during 2016, 2015 and 2014 was $0.2 million, $11.4 million and $1.3 million, respectively. At December 31, 2016, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $13.0 million, including estimated forfeitures, which will be recognized over the weighted average remaining requisite service period of 2.5 years. The total fair value of options vested during 2016, 2015 and 2014 was $9.9 million, $9.9 million and $10.1 million, respectively.
Cash received from option exercises for 2016, 2015 and 2014 was $1.4 million, $23.6 million and $2.2 million, respectively.
Restricted Stock Awards
The Company has also made awards of time-based and performance-based restricted common stock to employees and officers and time-based restricted common stock to board members.
During the year ended December 31, 2016, the Company awarded 407,321 shares of time-based restricted common stock to its employees and officers in connection with its annual merit grant. The time-based restricted common stock vest as to 25% on the one year anniversary of the grant date and as to 6.25% quarterly over three years that follow the grant date. The time-based awards are generally forfeited if the employment relationship terminates with the Company prior to vesting.
During the year ended December 31, 2016, the Company awarded 27,500 shares of time-based restricted common stock to its board members. The time-based restricted common stock vest as to 100% on the one year anniversary of the grant date.
Between 2011 and early 2013, the Company awarded 949,620 shares of performance-based restricted common stock to employees and officers. The performance-based restricted common stock was scheduled to vest upon FDA approval of the GLATOPA 20 mg/mL Abbreviated New Drug Application, or ANDA, on or before the performance deadline date of March 28, 2015 according to the following schedule: 50% of the shares vest upon FDA approval and 50% vest upon the one year anniversary of FDA approval. The Company had historically determined that the performance condition was probable of being achieved by March 28, 2015 and, as a result, had recognized approximately $10.5 million of stock compensation costs related to the awards. On March 11, 2015, the Board of Directors approved an amendment to the awards that extended the performance deadline date to September 1, 2015 and provided for the forfeiture of 15% of the number of shares originally subject to each award on the 29th of each month, beginning March 29, 2015 until the shares vested or were forfeited in full. On March 29, 2015, 117,898 shares of performance-based restricted common stock were forfeited pursuant to the modified awards. The Company evaluated the modification and determined it was a Type III modification or "Improbable to Probable" pursuant to ASC 718 as the awards, on the date of modification, were no longer deemed to be probable of being earned by March 28, 2015. As a result, the Company reversed the cumulative compensation cost related to the original awards of $10.5 million in the first quarter of 2015. Also, in accordance with ASC 718, the Company re-measured the modified awards with a measurement date of March 11, 2015, and determined the aggregate compensation was $9.8 million. The FDA approved the GLATOPA 20 mg/mL ANDA on April 16, 2015. The Company recognized the compensation cost attributed to the modified awards as follows: the first 50% of the awards was expensed over the period beginning on March 11, 2015 and ending on April 16, 2015, the date of FDA approval, and the remaining 50% of the awards was expensed over the period beginning on March 11, 2015 and ending on April 16, 2016, the one year anniversary of FDA approval.
Between April 13, 2016 and December 31, 2016, the Company awarded 1,646,580 shares of performance-based restricted common stock to employees and officers. The vesting of the shares is subject to the Company achieving up to two of three possible performance milestones on or before April 13, 2019. Upon achieving each of the first and second milestones, 25% of the shares will vest on the later of the milestone achievement date and the first anniversary of the grant date, and an additional 25% of the shares will vest on the one year anniversary of such achievement date, subject to a requirement that recipients remain employees through each applicable vesting date. Each quarter, the Company evaluates the probability of achieving the milestones on or before April 13, 2019, and its estimate of the implicit service period over which the fair value of the awards will be recognized and expensed. As a result of discontinuing its necuparanib program in the third quarter of 2016, the Company determined that only two of the three performance milestones are possible to achieve prior to April 13, 2019. However, the Company has determined that attainment of the remaining performance conditions is probable and is expensing the fair value of the shares over the implicit service period using the accelerated attribution method. For the year ended December 31, 2016, the Company recognized approximately $3.7 million of stock compensation costs related to these awards.

As of December 31, 2016, the total remaining unrecognized compensation cost related to all nonvested restricted stock awards amounted to $14.6 million, which is expected to be recognized over the weighted average remaining requisite service period of approximately 2 years.
A summary of the status of nonvested shares of restricted stock as of December 31, 2016 and the changes during the year then ended are presented below (in thousands, except fair values):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	761	$14.61
Granted	2,081	10.16
Vested	(519)	14.55
Forfeited	(331)	10.65
Nonvested at December 31, 2016	1,992	$10.63
Nonvested shares of restricted stock that have time-based or performance-based vesting schedules as of December 31, 2016 are summarized below (in thousands):

Vesting Schedule	Nonvested Shares
Time-based	575
Performance-based	1,417
Nonvested at December 31, 2016	1,992
The total fair value of shares of restricted stock vested during 2016, 2015 and 2014 was $7.6 million, $7.9 million and $2.0 million, respectively.
Employee Stock Purchase Plan
In 2004, the Company's Board of Directors adopted the 2004 Employee Stock Purchase Plan, or ESPP. An aggregate of 1,024,652 shares of common stock have been reserved for issuance under the ESPP.

The ESPP is generally available to all employees who work more than 20 hours per week and five months per year. Under the ESPP, eligible participants purchase shares of the Company's common stock at a price equal to 85% of the lesser of the closing price of the Company's common stock on the first business day and the final business day of the applicable plan purchase period. Plan purchase periods begin on February 1 and August 1 of each year, with purchase dates occurring on the final business day of the given purchase period. To pay for the shares, each participant authorizes periodic payroll deductions of up to 15% of his or her eligible cash compensation. All payroll deductions collected from the participant during a purchase period are automatically applied to the purchase of common stock on that period's purchase date provided the participant remains an eligible employee and has not withdrawn from the ESPP prior to that date and subject to certain limitations imposed by the ESPP and the Internal Revenue Code. The Company issued 104,892 shares of common stock to employees under the ESPP during the year ended December 31, 2016. As of December 31, 2016, 742,366 shares of common stock have been issued to the Company's employees under the ESPP, and 282,286 shares remain available for future issuance. The fair value of each ESPP award is estimated on the first day of the offering period using the Black-Scholes-Merton option-pricing model. The weighted average assumptions the Company used in its fair value calculations and the expense recorded are noted in the table above under the heading Share-Based Compensation. The Company recognizes share-based compensation expense equal to the fair value of the ESPP awards on a straight-line basis over the offering period. At December 31, 2016, subscriptions were outstanding for an estimated 64,138 shares at a fair value of approximately $3.61 per share. The weighted average grant date fair value of the offerings during 2016, 2015 and 2014 was $4.32, $4.05 and $4.51 per share, respectively. Cash received from the ESPP for 2016, 2015 and 2014 was approximately $1.1 million, $1.0 million and $1.1 million, respectively.
12. Net Loss Per Common Share
Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same in those periods. The weighted-average anti-dilutive shares shown in the foregoing table were not included in the computation of diluted net loss per share. Anti-dilutive shares comprise the impact of the number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income. Furthermore, 1,417,230 performance-based restricted common stock awards that were granted between April 13, 2016 and December 31, 2016 had not vested as of December 31, 2016, and were excluded from diluted shares outstanding as the vesting conditions for the awards, discussed further in Note 11 “ Share-Based Payments - Restricted Stock Awards,” had not been met as of December 31, 2016.
The following table presents anti-dilutive shares for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Weighted-average anti-dilutive shares related to:
Outstanding stock options	6,569	4,148	5,941
Restricted stock awards	1,202	519	847

13. Income Taxes
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company establishes a valuation allowance when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. Components of the net deferred tax (liability) asset at December 31, 2016 and 2015 are as follows, in thousands:

	2016	2015
Deferred tax assets:
Federal and state net operating losses	$94,793	$115,606
Research credits	30,007	23,088
Deferred compensation	9,701	10,031
Deferred revenue	28,096	8,635
Accrued expenses	5,053	3,023
Intangibles	3,220	3,300
Depreciation	475	686
Unrealized loss on marketable securities	—	1
Total deferred tax assets	171,345	164,370
Deferred tax liabilities:
Unrealized gain on marketable securities	(30)	—
Total deferred tax liabilities	(30)	—
Valuation allowance	(171,315)	(164,370)
Net deferred tax assets	$—	$—
A reconciliation of the federal statutory income tax benefit to the Company's actual provision for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	2016	2015	2014
Benefit at federal statutory tax rate	$(7,137)	$(28,323)	$(33,521)
State taxes, net of federal benefit	(1,108)	(4,398)	(5,206)
Share-based compensation	5,148	3,634	2,411
Tax credits	(4,120)	(2,652)	(5,529)
Other	272	42	23
Change in valuation allowance	6,945	31,697	41,822
Income tax provision	$—	$—	$—
The Company generated U.S. taxable income during the years ended December 31, 2011 and 2010, and as a result, utilized $190.9 million and $26.3 million, respectively, of its historical available federal net operating loss carryforwards that were generated from 2001 to 2009 to offset this income.
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, the Company has recorded a full valuation allowance against the deferred tax assets as management believes the assets may not be realized. The Company reevaluates the positive and negative evidence on an annual basis. The valuation allowance increased by $6.9 million for the year ended December 31, 2016 due primarily to the current period net loss.
At December 31, 2016, the Company had federal and state net operating loss carryforwards of $260.7 million and $233.8 million, respectively, available to reduce future taxable income that will expire at various dates through 2036. Of this amount, approximately $15.8 million of federal and state net operating loss carryforwards relate to stock option deductions for which the related tax benefit will be recognized in equity when realized. At December 31, 2016, the Company had federal and state research and development and other credit carryforwards, including the orphan drug credit, of $29.1 million and $11.0 million, respectively, available to reduce future tax liabilities that expire at various dates through 2036. Ownership changes, as defined in the Internal Revenue Code, may limit the amount of net operating loss that can be utilized to offset future taxable income or tax liability.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	2016	2015	2014
Balance, beginning of year	$5,116	$4,064	$4,465
Additions for tax positions related to the current year	1,602	1,395	940
Reductions of tax positions of prior years	(40)	(343)	(1,341)
Balance, end of year	$6,678	$5,116	$4,064
As of December 31, 2016 and 2015, the Company had $6.7 million and $5.1 million of gross unrecognized tax benefits, respectively, of which $6.4 million and $4.9 million, respectively, if recognized, would not impact the Company's effective tax rate as there is a full valuation allowance on these credits.
The Company's policy is to recognize both accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recognized any interest and penalties.
The Company does not anticipate that it is reasonably possible that the uncertain tax positions will significantly increase or decrease within the next twelve months.
The Company files income tax returns in the United States federal jurisdiction and in the Massachusetts jurisdiction. The Company is no longer subject to any tax assessment from an income tax examination for years before 2013, except to the extent that in the future it utilizes net operating losses or tax credit carryforwards that originated before 2013.
In March 2012, the Company entered into a Tax Incentive Agreement with the Massachusetts Life Sciences Center, or MLSC, under the MLSC's Life Sciences Tax Incentive Program, or the Program, to expand life sciences-related employment opportunities, promote health-related innovations and stimulate research and development, manufacturing and commercialization in the life sciences in the Commonwealth of Massachusetts. The Program was established in 2008 in order to incentivize life sciences companies to create new sustained jobs in Massachusetts. Under the Tax Incentive Agreement, companies receive an award from the MLSC upon attaining job creation commitment. Jobs had to be maintained for at least five years, 2012 - 2016, during which time a portion of the grant proceeds can be recovered by the Massachusetts Department of Revenue if the Company did not maintain its job creation commitments. As the Company maintained its job creation commitment for five years, it recorded one-fifth of the $1.1 million job creation tax award, or $0.2 million, on a straight-line basis over the five year period as other income.
14. Commitments and Contingencies
Operating Leases
The Company leases office space and equipment under various operating lease agreements. Rent expense for office space under operating leases amounted to $18.5 million, $16.4 million and $16.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
On February 5, 2013, the Company and BMR-Rogers Street LLC, or BMR, entered into a lease agreement, or the Bent Street Lease, to lease 104,678 square feet of office and laboratory space located in the basement and first and second floors at 320 Bent Street, Cambridge, Massachusetts, beginning on September 1, 2013 and ending on August 31, 2016. Annual rental payments due under the lease were approximately $6.1 million during the first lease year, $6.2 million during the second lease year and $6.3 million during the third lease year. BMR agreed to pay the Company a tenant improvement allowance of $0.7 million for reimbursement of laboratory and office improvements made by the Company (and subsequently reimbursed by BMR). The Company has recorded short and long-term liabilities for the construction allowance in its consolidated balance sheet, which is being amortized on a straight-line basis through a reduction to rental expense over the term of the lease. The

Company had two consecutive options to extend the term of the lease for one year each at the then-current fair market value. In addition, the Company has two additional consecutive options to extend the term of the lease for five years each for the office and laboratory space located in the basement portion of the leased space at the then-current fair market value. In October 2015, the Company exercised its option to extend the term of the lease for one year to August 31, 2017.
On December 30, 2015, the Company and BMR entered into an amendment ("the Amendment") to the Bent Street Lease. The Amendment voids the October 2015 option exercise and extends the expiration date of the lease term from August 31, 2016 to February 28, 2027. Under the Amendment, the Company is not required to pay BMR any base rent from September 1, 2016 through February 28, 2017, however the Company is required to pay BMR certain operating expenses. Beginning on March 1, 2017 and ending on August 31, 2017, the Company is obligated to pay BMR an initial monthly base rent of approximately $0.6 million, or $68.00 per square foot. The Company's monthly base rent will increase by three percent of the then-current base rent on September 1 of each year during the extended term of the lease, beginning on September 1, 2017. During the period from September 1, 2016 through June 30, 2018, BMR has agreed to pay the Company a tenant improvement allowance not to exceed $4.7 million for reimbursement of certain laboratory and office improvements.
On September 14, 2016, the Company entered into a sublease with Biogen MA Inc., or Biogen, pursuant to which the Company will sublease approximately 79,683 square feet of office and laboratory space on the fifth floor of 301 Binney Street, Cambridge, Massachusetts. Biogen leases the premises from BMR pursuant to a lease agreement dated as of March 31, 2015, as amended. The term of the sublease will commence on January 1, 2018, and will expire on June 29, 2025, unless terminated earlier in accordance with the terms of the sublease. Over the term of the sublease, the Company is obligated to pay monthly base rent of $504,659, or $76 per square foot, increasing by approximately 3% of the then-current monthly base rent on each of January 1, 2019, and January 1, 2020, and approximately 1.85% thereafter on January 1 of each of the remaining years of the term. In addition, the Company is obligated to pay certain costs and expenses otherwise payable by Biogen under their lease. Simultaneous with the execution of the sublease, the Company delivered a security deposit to Biogen in the form of an irrevocable standby letter of credit in the amount of approximately two months of the monthly base rent at the average rate per square foot.
Total operating lease commitments as of December 31, 2016 are as follows (in thousands):

Operating Leases
2017	$11,144
2018	15,369
2019	14,165
2020	14,581
2021	14,935
2022 and beyond	70,004
Total future minimum lease payments	$140,198
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
GLATOPA 40 mg/mL-Related Litigation
On September 10, 2014, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed a suit against the Company and Sandoz Inc. in the United States District Court for the District of Delaware in response to the filing by Sandoz Inc. of the ANDA with a Paragraph IV certification for GLATOPA 40 mg/mL. The suit initially alleged infringement related to two Orange Book-listed patents for COPAXONE 40 mg/mL, each expiring in 2030, and sought declaratory and injunctive relief prohibiting the launch of the Company's product until the last to expire of these patents. In April 2015, Teva and Yeda filed an additional suit against the Company and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement related to a third Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in March 2015 and expires in 2030. In May 2015, this suit was consolidated with the initial suit that was filed in September 2014. In November 2015, Teva and Yeda filed a suit against the Company and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement related to a fourth Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in October 2015 and expires in 2030. In December 2015, this suit was also consolidated with the initial suit that was filed in September 2014. Teva and Yeda seek declaratory and injunctive relief prohibiting the launch of GLATOPA 40 mg/mL until the expiration of these patents. On January 30, 2017, the District Court found the four patents to be invalid due to obviousness. On February 2, 2017, Teva and Yeda filed a notice of appeal of the District Court's January 30, 2017, decision to the Court of Appeals for the Federal Circuit.
On December 19, 2016, Teva and Yeda filed suit against the Company and Sandoz Inc. in the United States District Court for the District of Delaware again in response to the filing by Sandoz Inc. of the ANDA with a Paragraph IV certification for GLATOPA 40 mg/mL for alleged infringement of an Orange Book-listed patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,402,874. On January 31, 2017, Teva filed a suit against the Company and Sandoz Inc. in the United States District Court for the District of New Jersey alleging infringement related to an additional patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,155,775, which issued in October 2015 and expires in October 2035. The Company and Sandoz Inc. filed a motion to dismiss and a motion to transfer the suit to the United States District Court for the District of Delaware. On January 31, 2017, Teva voluntarily dismissed the Company from the New Jersey suit, maintaining the suit against Sandoz Inc. On February 2, 2017, the Company filed a complaint in the United States District Court for the District of Delaware seeking a declaration that U.S. Patent No. 9,155,775 is invalid, not infringed or not enforceable against the Company. On February 17, 2017, Teva filed a motion for preliminary injunction against Sandoz Inc. in the New Jersey suit for U.S. Patent No. 9,155,775.
Enoxaparin Sodium Injection-related Litigation
On September 21, 2011, the Company and Sandoz Inc. sued Amphastar and Actavis in the United States District Court for the District of Massachusetts for infringement of two of the Company's patents. Also in September 2011, the Company filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar and Actavis from selling their Enoxaparin product in the United States. In October 2011, the District Court granted the Company's motion for a preliminary injunction and entered an order enjoining Amphastar and Actavis from advertising, offering for sale or selling their Enoxaparin product in the United States until the conclusion of a trial on the merits and required the Company and Sandoz Inc. to post a security bond of $100 million in connection with the litigation. Amphastar and Actavis appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in January 2012, the CAFC stayed the preliminary injunction. In August 2012, the CAFC vacated the preliminary injunction and remanded the case to the District Court. In September 2012, the Company filed a petition with the CAFC for a rehearing by the full court en banc, which was denied. In February 2013, the Company filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court which was denied in June 2013.
In July 2013, the District Court granted a motion by Amphastar and Actavis for summary judgment. The Company filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, which the CAFC denied in May 2014. On November 10, 2015, the CAFC affirmed the District Court summary judgment decision with respect to Actavis, reversed the District Court summary judgment decision with respect to Amphastar, and remanded the case against Amphastar to the District Court. On January 11, 2016, Amphastar filed a petition for rehearing by the CAFC, which was denied on February 17, 2016. On May 17, 2016, Amphastar filed a petition for writ of certiorari for review of the CAFC decision by the United States Supreme Court, which was denied on October 3, 2016. The District Court trial is scheduled to begin on July 10, 2017. The collateral for the security bond posted in the litigation remains outstanding. In the event that the Company is not successful in further prosecution or settlement of this action against Amphastar, and Amphastar is able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. Litigation involves many risks and uncertainties, and there is no assurance that the Company or Sandoz Inc. will prevail in this patent enforcement suit.
On September 17, 2015, Amphastar filed a complaint against the Company and Sandoz Inc. in the United States District Court for the Central District of California. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, the Company and Sandoz Inc. sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal and California anti-trust laws and California unfair business laws. Amphastar is seeking unspecified damages and fees. In December 2015, the Company and Sandoz Inc. filed a motion to dismiss and a motion to transfer the case. In January 2016, the case was transferred to the United States District Court for the District of Massachusetts. In February 2016, Amphastar filed a writ of mandamus with the United States Court of Appeals for the Ninth Circuit requesting that the court reverse and review the District Court's grant of transfer and in May 2016, the writ requested by Amphastar was denied. On July 27, 2016, the Company's and Sandoz Inc.'s motion to dismiss was granted by the District Court, and the case was dismissed. On August 25, 2016, Amphastar filed a notice of appeal from the dismissal with the United States Court of Appeals for the First Circuit. Briefing was completed in December 2016, and oral argument was held on February 9, 2017.

On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against the Company and Sandoz Inc. in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic Enoxaparin Sodium Injection. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, the Company and Sandoz Inc. sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and unspecified damages and fees. In December 2015, the Company and Sandoz filed a motion to dismiss and a motion to transfer the case to the United States District Court for the District of Massachusetts. Hearings on the motions were held before a US magistrate in April 2016 and February 2016, respectively. On September 29, 2016, the magistrate judge filed a Report and Recommendation to the District Court to deny the motions to dismiss and to transfer. These motions are subject to briefing and review by the District Court. While the outcome of litigation is inherently uncertain, the Company believes this suit is without merit, and it intends to vigorously defend itself in this litigation.
15. 401(k) Plan
The Company has a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company has discretion to make contributions to the plan. In March 2005, the Company's Board of Directors approved a match of 50% of the first 6% contributed by employees, effective for the 2004 plan year and thereafter. The Company recorded $1.0 million, $0.9 million and $0.9 million of such match expense in the years ended December 31, 2016, 2015 and 2014, respectively.
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
In April 2015, the Company entered into a new ATM Agreement, or the 2015 ATM Agreement, with Stifel, under which the Company is authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. The Company is required to pay Stifel a commission of 2.0% of the gross proceeds from the sale of shares of its common stock under the 2015 ATM Agreement. Sales of common stock under this facility are made pursuant to an effective shelf registration statement previously filed with the Securities and Exchange Commission (Reg. No. 333-188227) and a related prospectus supplement. In the year December 31, 2015, the Company sold approximately 0.5 million shares of common stock under the 2015 ATM Agreement, raising aggregate net proceeds of approximately $9.3 million. No shares were sold under the 2015 ATM Agreement for the year ended December 31, 2016.

17. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2016
Product revenue	$14,800	$20,692	$23,339	$15,817
Research and development revenue	$5,050	$5,738	$5,805	$18,378
Total collaboration revenue	$19,850	$26,430	$29,144	$34,195
Net (loss) income	$(24,012)	$(20,986)	$(17,544)	$41,539
Comprehensive (loss) income	$(23,879)	$(20,837)	$(17,580)	$41,375
Net (loss) income per share:
Basic	$(0.35)	$(0.31)	$(0.26)	$0.60
Diluted	$(0.35)	$(0.31)	$(0.26)	$0.60
Shares used in calculating net (loss) income per share:
Basic	68,285	68,532	68,799	69,003
Diluted	68,285	68,532	68,799	69,362

2015
Product revenue	$2,722	$19,305	$8,666	$17,810
Research and development revenue	$5,840	$25,595	$5,129	$4,583
Total collaboration revenue	$8,562	$44,900	$13,795	$22,393
Net loss	$(21,877)	$(2,222)	$(30,050)	$(29,164)
Comprehensive loss	$(21,859)	$(2,204)	$(30,054)	$(29,176)
Basic and diluted net loss per common share	$(0.40)	$(0.04)	$(0.44)	$(0.43)
Shares used in computing basic and diluted net loss per common share	54,492	61,680	68,004	68,138
Basic and diluted net loss per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the weighted-average common shares outstanding during each period principally due to the effect of the Company issuing shares of its common stock during the year.
18. Subsequent Events
Pfizer FDA Warning Letter
On February 17, 2017, the Company announced that Sandoz’ third party fill/finish manufacturing partner for GLATOPA, Pfizer Inc., received an FDA warning letter. The FDA warning letter does not restrict the production or shipment of the GLATOPA 20 mg/mL product that is currently marketed by Sandoz in the United States; however, the FDA may withhold approval of pending drug applications listing the facility, including the ANDA for GLATOPA 40 mg/mL, until satisfactory resolution of the compliance observations in the FDA warning letter. The Company therefore believes that an approval of the GLATOPA 40 mg/mL ANDA in the first quarter of 2017 is unlikely.
CSL License and Option Agreement
On January 5, 2017, the Company and CSL Behring Recombinant Facility AG, or CSL, a wholly-owned indirect subsidiary of CSL Limited, entered into a License and Option Agreement, or the CSL License Agreement, which became effective on February 17, 2017, pursuant to which the Company has granted CSL an exclusive worldwide license to research, develop, and commercialize the Company’s M230 pre-clinical product candidate, an Fc multimer protein that is a selective immunomodulator of the Fc receptor. The CSL License Agreement also provides, on an exclusive basis, for the Company and CSL to conduct research on other Fc multimer proteins, and provides CSL the right to develop and commercialize these additional research products globally.
Pursuant to the terms of the CSL License Agreement, CSL has agreed to pay the Company a non-refundable upfront payment of $50 million. For the development and commercialization of M230, the Company is eligible to receive up to $550 million in contingent clinical, regulatory and sales milestone payments, and additional negotiated milestone payments for a named research stage product should that enter development. The Company is also entitled to sales-based royalty payments in percentages ranging from a mid-single digit to low-double digits for M230 and a named research stage product should that enter development and be commercialized, and royalties and development milestone payments to be negotiated for any other products developed under the CSL License Agreement. Sales milestones are based on aggregated sales across M230 and any other products developed under the CSL License Agreement. The Company also has the option to participate in a cost-and-profit sharing arrangement, under which the Company would fund 50% of global research and development costs and 50% of U.S. commercialization costs for all products developed pursuant to the CSL License Agreement, or the Co-Funded Products, in exchange for either a 50% share of U.S. profits or 30% share of U.S. profits, determined by the stage of development at which the Company makes such election. For Co-Funded Products, royalties remain payable for territories outside of the United States and milestone payments are reduced. The Company also has the right to opt-out of such arrangement at its sole discretion, which would result in milestone payments and royalties reverting to their pre-arrangement amounts. The Company also has the option to participate in the promotion of Co-Funded Products in the United States, subject to a co-promotion agreement to be negotiated with CSL.
Under the CSL License Agreement, the Company has granted CSL an exclusive license under the Company’s intellectual property to research, develop, manufacture and commercialize product candidates for all therapeutic indications. CSL has granted the Company a non-exclusive, royalty-free license under CSL’s intellectual property for the Company’s research and development activities pursuant to the CSL License Agreement and its commercialization activities under any co-promotion agreement with CSL.
The Company and CSL will form a joint steering committee consisting of an equal number of members from the Company and CSL, to facilitate the research, development, and commercialization of product candidates.
Unless earlier terminated, the term of the CSL License Agreement commences on the Effective Date and continues until the later of (i) the expiration of all payment obligations with respect to products under the CSL License Agreement, (ii) the Company is no longer co-funding development or commercialization of any products and (iii) the Company and CSL are not otherwise collaborating on the development and commercialization of products or product candidates. CSL may terminate the CSL License Agreement on a product-by-product basis subject to notice periods and certain circumstances related to clinical development. The Company may terminate the CSL License Agreement under certain circumstances related to the development of M230 and if no activities are being conducted under the CSL License Agreement. Either party may terminate the CSL License Agreement (i) on a product-by-product basis if certain patent challenges are made, (ii) on a product-by-product or country-by-country basis for material breaches, or (iii) due to the other party’s bankruptcy. Upon termination of the CSL License Agreement, subject to certain exceptions, the licenses granted under the CSL License Agreement terminate. In addition, dependent upon the circumstances under which the CSL License Agreement is terminated, the Company or CSL has the right to continue the research, development, and commercialization of terminated products, including rights to certain data, for the continued development and sale of terminated products and, subject to certain limitations, obligations to make sales-based royalty payments to the other party.
CSL's obligations under the CSL License Agreement are guaranteed by its parent company, CSL Limited.
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2016. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

Our management, including the supervision and participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO)'s updated 2013 framework entitled "Internal Control—Integrated Framework." Based on its assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.
The independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K has issued its report on the effectiveness of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Momenta Pharmaceuticals, Inc.
We have audited Momenta Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Momenta Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Momenta Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Momenta Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 of Momenta Pharmaceuticals, Inc. and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 24, 2017
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors," "Momenta's Corporate Governance—Our Executive Officers," "Momenta's Corporate Governance—Board Committees" and "Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2017 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We make available our code of business conduct and ethics free of charge through our website which is located at www.momentapharma.com. We intend to disclose any amendment to, or waiver from, our code of business conduct and ethics that is required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and The NASDAQ Global Select Market by posting it on our website.
Item 11.    EXECUTIVE COMPENSATION
The information under the headings or subheadings "Executive Compensation," "Compensation of Directors," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for our 2017 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 2017 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. Information required by this Item relating to securities authorized for issuance under equity compensation plans is contained in our definitive proxy statement for our 2017 Annual Meeting of Stockholders under the subheading "Equity Compensation Plan Information" and is incorporated herein by reference.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The discussion under the headings "Certain Relationships and Related Transactions" and "Momenta's Corporate Governance—Board Determination of Independence" in our definitive proxy statement for our 2017 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The discussion under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive proxy statement for our 2017 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

Item 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTA PHARMACEUTICALS, INC.

	By:	/s/ CRAIG A. WHEELER
Date: February 24, 2017		Craig A. Wheeler President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG A. WHEELER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2017
Craig A. Wheeler

/s/ SCOTT M. STORER	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2017
Scott M. Storer

/s/ JAMES SULAT	Chairman of the Board of Directors	February 24, 2017
James Sulat

/s/ GEORGES GEMAYEL, Ph.D.	Director	February 24, 2017
Georges Gemayel, Ph.D.

/s/ BRUCE DOWNEY	Director	February 24, 2017
Bruce Downey

/s/ THOMAS KOESTLER, Ph.D.	Director	February 24, 2017
Thomas Koestler, Ph.D.

/s/ COREY N. FISHMAN	Director	February 24, 2017
Corey N. Fishman

/s/ ELIZABETH STONER, M.D.	Director	February 24, 2017
Elizabeth Stoner, M.D.

/s/ STEVEN C. GILMAN, Ph.D.	Director	February 24, 2017
Steven C. Gilman, Ph.D.

/s/ JOSE-CARLOS GUTIERREZ-RAMOS, Ph.D.	Director	February 24, 2017
Jose-Carlos Gutierrez-Ramos, Ph.D.

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
	Articles of Incorporation and By-Laws
3.1	Third Amended and Restated Certificate of Incorporation	S-3	3.1	4/30/2013	333-188227
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant	8-K	3.1	11/8/2005	000-50797
3.3	Third Amended and Restated By-Laws	8-K	3.1	12/15/2014	000-50797
	Instrument Defining the Rights of Security Holders
4.1	Specimen Certificate evidencing shares of common stock	S-1/A	4.1	6/15/2004	333-113522
	Material Contracts—Collaboration and License Agreements
10.1	Letter Agreement dated January 29, 2007 between Sandoz AG and the Registrant	10-K	10.16	3/15/2007	000-50797
10.2	Letter Agreement dated February 1, 2007 between Sandoz AG and the Registrant	10-Q	10.2	5/10/2007	000-50797
10.3†	Collaboration and License Agreement, dated June 13, 2007, by and between Sandoz AG and the Registrant	10-Q/A	10.1	12/16/2016	000-50797
10.3.1	Amendment No. 1, dated April 25, 2008, to the Collaboration and License Agreement, dated June 13, 2007, by and between Sandoz AG and the Registrant	10-Q	10.1	5/9/2008	000-50797
10.3.2†	Amendment No. 2, dated December 14, 2009, to the Collaboration and License Agreement, dated June 13, 2007, by and between Sandoz AG and the Registrant	10-K	10.18	3/12/2010	000-50797
10.3.3	Amendment No. 3, dated April 1, 2011, to the Collaboration and License Agreement dated June 13, 2007 by and between Sandoz AG and the Registrant.	10-Q	10.1	8/5/2011	000-50797
10.3.4†	Amendment No. 4, dated May 26, 2016, to the Collaboration and License Agreement, dated June 13, 2007, by and between Sandoz AG and the Registrant, as amended	10-Q	10.1	8/5/2016	000-50797
10.4	Letter Agreement dated November 8, 2011 by and between the Registrant, Sandoz AG and Sandoz Inc.	10-K	10.20	2/28/2012	000-50797
10.5†	Development, License and Option Agreement by and between the Registrant and Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA dated December 22, 2011	10-K	10.21	2/28/2012	000-50797
10.6†	Collaboration Agreement, by and between Momenta Pharmaceuticals, Inc. and Mylan Ireland Limited, executed as of January 8, 2016	10-Q/A	10.2	2/3/2017	000-50797
*10.7†	Asset Return and Termination Agreement, effective as of December 31, 2016, by and between the Registrant and Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH.
	Material Contracts—Management Contracts and Compensation Plans
10.8#	Amended and Restated 2002 Stock Incentive Plan	10-K	10.17	3/15/2007	000-50797
10.9#	2004 Stock Incentive Plan, as amended	10-K	10.18	3/15/2007	000-50797
10.10#	Form of Incentive Stock Option Agreement Granted Under 2004 Stock Incentive Plan	10-Q	10.1	8/16/2004	000-50797
10.11#	Form of Nonstatutory Stock Option Agreement Granted Under 2004 Stock Incentive Plan	10-Q	10.2	8/16/2004	000-50797
10.12#	Form of Restricted Stock Agreement Under 2004 Stock Incentive Plan	8-K	10.2	2/28/2008	000-50797
10.13#	2004 Employee Stock Purchase Plan (as amended and restated)	8-K	10.2	6/17/2014	000-50797

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
*10.14#	Non-Employee Director Compensation Summary
10.15#	Employment Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.7	11/8/2006	000-50797
10.15.1#	Amendment dated December 16, 2010 to the Employment Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-K	10.28	3/10/2011	000-50797
10.16#	Restricted Stock Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.8	11/8/2006	000-50797
10.16.1#	Nonstatutory Stock Option Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.9	11/8/2006	000-50797
10.17#	Incentive Stock Option Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant	10-Q	10.10	11/8/2006	000-50797
10.18#	Restricted Stock Agreement, dated August 15, 2007, between Richard P. Shea and the Registrant	10-Q	10.1	11/8/2007	000-50797
10.19#	Form of Employment Agreement for executive officers	10-Q	10.3	5/9/2008	000-50797
10.20#	Second Amended and Restated Employment Agreement, dated April 28, 2008, by the Registrant and Ganesh Venkataraman	10-Q	10.4	5/9/2008	000-50797
10.21#	Form of Amendment to the Employment Agreement for executive officers dated December 15, 2010	10-K	10.39	3/10/2011	000-50797
10.22#	Amendment No. 1 to the Restricted Stock Agreement made on January 17, 2007 between the Registrant and Craig A. Wheeler dated November 4, 2009.	10-Q	10.1	11/5/2009	000-50797
10.23#	Form of Restricted Stock Agreement under the Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan	8-K	10.1	4/1/2011	000-50797
10.24#	Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan (as amended and restated)	10-Q	10.2	8/5/2016	000-50797
10.25#	Form of Stock Option Agreement under the Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan	8-K	10.1	6/13/2013	000-50797
10.26#	Form of Restricted Stock Agreement under the Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan	8-K	10.2	6/13/2013	000-50797
*10.27#	Form of Restricted Stock Unit Agreement under the Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan
10.28#	Momenta Pharmaceuticals, Inc. Equity Award Retirement Policy	8-K	10.1	12/16/2016	000-50797
*10.29#	Executive Employment Agreement, effective as of October 27, 2016, by and between the Registrant and Scott M. Storer
*10.30#	Industry Consulting Agreement, dated as of December 30, 2016, by and between the Registrant and Richard P. Shea
	Material Contracts—Leases
10.31†	Sublease Agreement, dated September 14, 2004, by and between Vertex Pharmaceuticals Incorporated and the Registrant	10-Q	10.9	11/12/2004	000-50797
10.31.1	First Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004), dated September 7, 2005, between Vertex Pharmaceuticals Incorporated and the Registrant	10-Q	10.3	11/14/2005	000-50797
10.31.2	Second Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of November 21, 2005, between Vertex Pharmaceuticals Incorporated and the Registrant	10-K	10.47	3/16/2006	000-50797

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.31.3	Third Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of January 27, 2006, between Vertex Pharmaceuticals Incorporated and the Registrant	10-K	10.48	3/16/2006	000-50797
10.31.4	Letter Agreement (regarding Sublease Agreement, dated September 14, 2004, as amended), dated June 29, 2006, between Vertex Pharmaceuticals Incorporated and the Registrant	10-Q	10.1	8/9/2006	000-50797
10.31.5	Fourth Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of July 14, 2014, between Vertex Pharmaceuticals Incorporated and the Registrant	8-K	10.1	7/18/2014	000-50797
10.32	Lease, dated February 5, 2013, by and between BMR-Rogers Street LLC and the Registrant	10-Q	10.1	5/10/2013	000-50797
10.32.1	First Amendment dated March 21, 2013 to the Lease dated February 5, 2013 by and between BMR-Rogers Street LLC and the Registrant	10-Q	10.2	5/10/2013	000-50797
10.32.2	Second Amendment to the Lease, dated May 24, 2013, by and between BMR-Rogers Street LLC and the Registrant	10-Q	10.4	8/6/2013	000-50797
10.32.3	Third Amendment to the Lease, dated December 30, 2015, by and between BMR-Rogers Street LLC and the Registrant	8-K	10.1	1/5/2016	000-50797
10.33	Sublease, between Biogen MA Inc. and the Registrant, dated September 14, 2016	10-Q	10.1	11/4/2016	000-50797
	Material Contracts—At-the-Market Facility
10.34	At-The-Market Equity Offering Sales Agreement, dated as of April 21, 2015, by and between the Registrant and Stifel, Nicolaus & Company, Incorporated	8-K	10.1	4/21/2015	000-50797
	Additional Exhibits
*21	List of Subsidiaries
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
**32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________________________________

*	Filed herewith.

**	Furnished herewith

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#	Management contract or compensatory plan or arrangement.

The following financial information from Momenta Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2016, filed with the SEC on February 24, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014, (ii) the Consolidated Balance Sheets as of December 31, 2016 and 2015, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014 and (v) Notes to Consolidated Financial Statements.