Form 10-Q
period 2017-03-31
MOMENTA PHARMACEUTICALS INC
filed 2017-05-05
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 24, 2017, there were 74,198,113 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are about future events or future results, or are otherwise not statements of historical fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management. In some cases, these statements can be identified by words such as “anticipate,” “approach,” “believe,” “can,” “contemplate,” “continue,” “could,” “ensure,” “estimate,” “expect,” "goal," “intend,” “likely,” “may,” “might,” “objective,” “opportunity,” “plan,” “potential”, “predict,” “project,” “pursue,” “seek,” “schedule,” “should,” “strategy,” “target,” “typically,” “will,” “would,” and other similar words or expressions, or the negative of these words or similar words or expressions. These statements include, but are not limited to, statements regarding our expectations regarding the development and utility of our products and product candidates; development, manufacture and commercialization of our products and product candidates; efforts to seek and manage relationships with collaboration partners, including without limitation for our biosimilar and novel therapeutic programs; the timing of clinical trials and the availability and timing of reporting results; the timing of launch of products and product candidates, including GLATOPA® (glatiramer acetate injection) 40 mg/mL; GLATOPA market share, market potential and product revenues; the timing, merits, strategy, impact and outcome of, and decisions regarding, litigation and legal proceedings; collaboration revenues and research and development revenues; manufacturing, including statements regarding Sandoz' third party fill/finish manufacturer for GLATOPA, Pfizer Inc.; the FDA warning letter received by Sandoz' third party fill/finish manufacturer for GLATOPA, Pfizer Inc.; timing of regulatory filings, reviews and approvals, including the timing of the regulatory review and approval of the GLATOPA 40 mg/mL ANDA; the sufficiency of our current capital resources and projected milestone payments and product revenues for future operations; our future financial position, including but not limited to our future operating losses, our potential future profitability, our future expenses, the composition and mix of our cash, cash equivalents and marketable securities, our future revenues and our future liabilities; our funding transactions and our intended uses of proceeds thereof; Enoxaparin Sodium Injection product revenues and market potential; product candidate development costs; receipt of contingent milestone payments; accounting policies, estimates and judgments; our estimates regarding the fair value of our investment portfolio; the market risk of our cash equivalents, marketable securities, and derivative, foreign currency and other financial instruments; rights, obligations, terms, conditions and allocation of responsibilities and decision making under our collaboration agreements; the regulatory pathway for biosimilars; our strategy, including but not limited to our regulatory strategy, and scientific approach; the importance of key customer distribution arrangements; market potential and acceptance of our products and product candidates; future capital requirements; reliance on our collaboration partners and other third parties, including Sandoz' third party fill/finish manufacturer for GLATOPA, Pfizer Inc.; the competitive landscape; changes in, impact of and compliance with laws, rules and regulations; product reimbursement policies and trends; pricing of pharmaceutical products, including our products and product candidates; our stock price; our intellectual property strategy and position; sufficiency of insurance; attracting and retaining qualified personnel; our internal controls and procedures; acquisitions or investments in companies, products and technologies; entering into collaboration and/or license arrangements; marketing plans; financing our planned operating and capital expenditure; leasing additional facilities; materials used in our research and development; royalty rates; our collaborators' plans; and vesting of equity awards.

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

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$260,487	$150,738
Marketable securities	173,262	202,413
Collaboration receivable	26,544	70,242
Prepaid expenses and other current assets	9,185	4,607
Total current assets	469,478	428,000
Property and equipment, net	21,397	20,847
Restricted cash	21,761	21,761
Intangible assets, net	4,901	5,189
Other long-term assets	1,877	1,940

Total assets	$519,414	$477,737

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,062	$3,632
Accrued expenses	23,037	26,866
Collaboration advance	27,203	32,895
Deferred revenue	57,184	7,272
Other current liabilities	—	11
Total current liabilities	114,486	70,676
Deferred revenue, net of current portion	29,653	31,360
Other long-term liabilities	4,960	3,793

Total liabilities	149,099	105,829
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.0001 par value per share; 100,000 shares authorized, 73,062 shares issued and 72,833 shares outstanding at March 31, 2017 and 71,305 shares issued and 71,076 outstanding at December 31, 2016	7	7
Additional paid-in capital	879,319	848,304
Accumulated other comprehensive income	20	86
Accumulated deficit	(505,917)	(473,375)
Treasury stock, at cost, 229 shares	(3,114)	(3,114)

Total stockholders’ equity	370,315	371,908

Total liabilities and stockholders’ equity	$519,414	$477,737

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Collaboration revenues:
Product revenue	$23,404	$14,800
Research and development revenue	3,210	5,050
Total collaboration revenue	26,614	19,850

Operating expenses:
Research and development	36,101	28,757
General and administrative	23,105	15,647
Total operating expenses	59,206	44,404

Operating loss	(32,592)	(24,554)

Other income	833	542

Net loss	$(31,759)	$(24,012)

Basic and diluted net loss per share	$(0.46)	$(0.35)

Weighted average shares used in computing basic and diluted net loss per share	69,711	68,285

Comprehensive loss:
Net loss	$(31,759)	$(24,012)
Net unrealized holding (losses) gains on available-for-sale marketable securities	(66)	133
Comprehensive loss	$(31,825)	$(23,879)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(31,759)	$(24,012)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,266	1,889
Share-based compensation expense	6,803	4,828
Amortization of premium on investments	37	290
Amortization of intangibles	288	265
Changes in operating assets and liabilities:
Collaboration receivable	43,698	(557)
Prepaid expenses and other current assets	(506)	(926)
Other long-term assets	63	(730)
Accounts payable	3,438	(665)
Accrued expenses	(3,953)	(8,268)
Collaboration advance	(5,692)	—
Deferred revenue	48,205	41,636
Other current liabilities	(11)	(350)
Other long-term liabilities	1,167	523

Net cash provided by operating activities	63,044	13,923

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,700)	(1,540)
Purchases of marketable securities	(47,384)	(119,368)
Proceeds from maturities of marketable securities	76,432	134,397

Net cash provided by investing activities	27,348	13,489

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock under ATM facility	14,441	—
Proceeds from issuance of common stock under stock plans	4,916	558

Net cash provided by financing activities	19,357	558

Increase in cash and cash equivalents	109,749	27,970
Cash and cash equivalents, beginning of period	150,738	61,461
Cash and cash equivalents, end of period	$260,487	$89,431

Non-Cash Investing/Financing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,051	$102
Receivable due from broker for issuance of common stock under ATM facility	$4,072	$—
Impact of adopting ASU 2016-09	$783	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s audited consolidated financial statements for the year ended December 31, 2016, which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on February 24, 2017. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

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

At March 31, 2017, the Company had collaboration and license agreements with Sandoz AG (formerly Sandoz N.V. and Biochemie West Indies, N.V.), an affiliate of Novartis Pharma AG, and Sandoz Inc. (formerly Geneva Pharmaceuticals, Inc.), collectively referred to as Sandoz; Sandoz AG; Mylan Ireland Limited, a wholly-owned, indirect subsidiary of Mylan N.V., or Mylan; and CSL Behring Recombinant Facility AG, or CSL, a wholly-owned indirect subsidiary of CSL Limited.

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

Up-Front License Fees

Up-front payments received in connection with licenses of the Company’s technology rights are deferred if facts and circumstances dictate that the license does not have stand-alone value. When management believes the license to its intellectual property does not have stand-alone value from the other deliverables to be provided in the arrangement, it is combined with other deliverables and the revenue of the combined unit of accounting is recorded based on the method appropriate for the last delivered item. The Company recognizes revenue from non-refundable, up-front license fees either when the final deliverable is delivered to the customer or on a straight-line basis over the contracted or estimated period of performance if there are multiple deliverables that are satisfied over time. Accordingly, the Company is required to make estimates regarding the development timelines for product candidates being developed pursuant to any applicable agreement. The determination of the length of the period over which to recognize the revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. Quarterly, the Company reassesses its period of substantial involvement over which the Company amortizes its up-front license fees and makes adjustments as appropriate. The Company’s estimates regarding the period of performance under its collaborative research and development and licensing agreements have changed in the past and may change in the future. Any change in the Company’s estimates could result in changes to the Company’s results for the period over which the revenues from an up-front license fee are recognized.

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

Profit Share on Sandoz’ Sales of Enoxaparin Sodium Injection® and GLATOPA®

Profit share revenue is reported as product revenue and is recognized based upon contractual profit of licensed products in licensed territories in the period the sales occur as provided by the collaboration agreement. The amount of net sales and contractual profit is determined based on amounts provided by the collaborator and involve the use of estimates and judgments, such as product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and other rebates, distributor, wholesaler and group purchasing organizations fees, product returns, and co-payment assistance costs, which could be adjusted based on actual results in the future. The Company is highly dependent on its collaborators for timely and accurate information regarding any net revenues realized from sales of Enoxaparin Sodium Injection and GLATOPA in order to accurately report its results of operations.

Research and Development Revenue under Collaborations with Sandoz

Under its collaborations with Sandoz, the Company is reimbursed at a contractual full-time equivalent, or FTE, rate for any FTE employee expenses as well as any external costs incurred for commercial and related activities. The Company recognizes research and development revenue from FTE services and external costs upon completion of the performance requirements (i.e., as the services are performed and the reimbursable costs are incurred). Revenues are recorded on a gross basis as the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for such commercial and related services.

Collaboration Receivable

Collaboration receivable represents:

•	Amounts due to the Company for its contractual profit share on Sandoz’ sales of Enoxaparin Sodium Injection and GLATOPA 20 mg/mL;

•	Amounts due to the Company for reimbursement of research and development services and external costs under the collaboration with Sandoz and, where applicable, the former collaboration with Baxalta;

•
Amounts due from Mylan for its 50% share of certain collaboration expenses under the cost-sharing provisions of the Mylan Collaboration Agreement that are not funded through the continuation payments; and

•
As of December 31, 2016, the $51.2 million asset return payment due from Baxalta, as discussed in Note 5, Collaborations and License Agreements. In January 2017, the Company received the $51.2 million payment from Baxalta.

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

Adoption of ASU No. 2016-09

On January 1, 2017, the Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and made an entity-wide accounting policy election to account for award forfeitures as they occur. As a result, the Company recorded a cumulative opening adjustment to accumulated deficit and additional paid-in capital of $0.8 million. The amended guidance also eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized in additional paid-in capital. This created approximately $5.3 million of deferred tax assets relating to federal and state net operating losses that are fully offset by a corresponding increase in the valuation allowance. As a result, there was no cumulative effect adjustment to accumulated deficit.

Net Loss Per Common Share

The Company computes basic net loss per common share by dividing net loss by the weighted average number of common shares outstanding, which includes common stock issued and outstanding and excludes unvested shares of restricted stock awards and units. The Company computes diluted net loss per common share by dividing net loss by the weighted average number of common shares and potential shares from outstanding stock options and unvested restricted stock awards and units determined by applying the treasury stock method.

The following table presents anti-dilutive shares for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted-average anti-dilutive shares related to:
Outstanding stock options	3,761	6,659
Restricted stock awards	1,615	335

Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same for the three months ended March 31, 2017 and 2016. Anti-dilutive shares comprise the impact of the number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income. Furthermore, approximately 1.4 million of performance-based restricted common stock awards that were granted between April 13, 2016 and March 31, 2017 had not vested as of March 31, 2017, and were excluded from diluted shares outstanding as the vesting conditions for the awards, discussed further in Note 6 “Share-Based Payments - Restricted Stock Awards,” had not been met as of March 31, 2017.

Fair Value Measurements

The tables below present information about the Company’s assets that are regularly measured and carried at fair value as of March 31, 2017 and December 31, 2016, and indicate the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

Description	Balance as of March 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds and overnight repurchase agreements	$252,580	$223,580	$29,000	$—
Marketable securities:
Corporate debt securities	52,900	—	52,900	—
Commercial paper obligations	86,063	—	86,063	—
Asset-backed securities	34,299	—	34,299	—

Total	$425,842	$223,580	$202,262	$—

Description	Balance as of December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds and overnight repurchase agreements	$145,510	$121,510	$24,000	$—
Marketable securities:
Corporate debt securities	47,906	—	47,906	—
Commercial paper obligations	84,436	—	84,436	—
Asset-backed securities	70,071	—	70,071	—

Total	$347,923	$121,510	$226,413	$—

The Company held $29 million and $24 million in overnight repurchase agreements as of March 31, 2017 and December 31, 2016, respectively. The instruments are classified as Level 2 due to the collateral including both U.S. government-sponsored enterprise securities and treasury instruments.
There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2017 and 2016. In addition, there were no changes in valuation techniques or transfers between the fair value measurement levels during the three months ended March 31, 2017. The fair value of Level 2 instruments classified as marketable securities were determined through third party pricing services. For a description of the Company’s validation procedures related to prices provided by third party pricing services, refer to Note 2 “Summary of Significant Accounting Policies: Fair Value Measurements” to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016. The carrying amounts reflected in the Company’s consolidated balance sheets for cash, collaboration receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Cash, Cash Equivalents and Marketable Securities

The Company’s cash equivalents are composed of money market funds and overnight repurchase agreements. Money market funds are carried at fair value, which approximate cost at March 31, 2017 and December 31, 2016. Overnight repurchase agreement yields are comparable to money market funds where principal and interest on the instruments is due the next day.

The Company classifies corporate debt securities, commercial paper and asset-backed securities as short-term and long-term marketable securities in its consolidated financial statements. See Note 2 “Summary of Significant Accounting Policies: Cash, Cash Equivalents and Marketable Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the Company’s accounting policies.

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of March 31, 2017 and December 31, 2016 (in thousands):

As of March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$260,487	$—	$—	$260,487
Corporate debt securities due in one year or less	52,932	—	(32)	52,900
Commercial paper obligations due in one year or less	86,000	63	—	86,063
Asset-backed securities due in one year or less	34,310	—	(11)	34,299

Total	$433,729	$63	$(43)	$433,749

Reported as:
Cash and cash equivalents	$260,487	$—	$—	$260,487
Marketable securities	173,242	63	(43)	173,262

Total	$433,729	$63	$(43)	$433,749

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$150,738	$—	$—	$150,738
Corporate debt securities due in one year or less	47,942	—	(36)	47,906
Commercial paper obligations due in one year or less	84,301	135	—	84,436
Asset-backed securities due in one year or less	70,084	1	(14)	70,071

Total	$353,065	$136	$(50)	$353,151

Reported as:
Cash and cash equivalents	$150,738	$—	$—	$150,738
Marketable securities	202,327	136	(50)	202,413

Total	$353,065	$136	$(50)	$353,151

At March 31, 2017 and December 31, 2016, the Company held 25 and 31 marketable securities, respectively, that were in a continuous unrealized loss position for less than one year. As the unrealized losses on these securities were caused by fluctuations in interest rates, the Company concluded that no other-than-temporary impairment exists with respect to these securities. At March 31, 2017 and December 31, 2016, there were no securities in a continuous unrealized loss position for greater than one year.  The Company believes the unrealized losses were caused by fluctuations in interest rates.

The following table summarizes the aggregate fair value of these securities as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017		As of December 31, 2016
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Corporate debt securities due in one year or less	$51,300	$(32)	$47,906	$(36)
Asset-backed securities due in one year or less	$34,299	$(11)	$60,787	$(14)

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which simplifies certain elements of cash flow classification. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of the ASU will have on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, or ASU 2016-18. The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company is currently evaluating the impact the adoption of the ASU will have on its consolidated financial statements.

In January 2017, the FASB issued amended guidance related to business combinations. The amended guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new accounting guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company early adopted this new guidance as of January 1, 2017 and will apply this new guidance to any future acquisitions.

3. Intangible Assets

Intangible assets consist solely of the core developed technology assets acquired from Parivid. See Note 6 “Intangible Assets” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the Parivid agreement.

The intangible assets are being amortized using the straight-line method over the estimated useful life of GLATOPA 20 mg/mL of approximately six years through June 2021. As of March 31, 2017 and December 31, 2016, intangible assets, net of accumulated amortization, were as follows (in thousands):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets	$13,617	$(8,716)	$4,901	$13,617	$(8,428)	$5,189

Amortization expense was approximately $0.3 million for each of the three months ended March 31, 2017 and 2016.
The Company expects to incur amortization expense of approximately $1.2 million per year for the next four years and $0.3 million in the final year.

4. Restricted Cash
The Company designated $17.5 million as collateral for a security bond posted in the litigation against Amphastar, International Medical Systems, Ltd., a wholly owned subsidiary of Amphastar Pharmaceuticals, Inc. and Actavis, Inc. (formerly Watson Pharmaceuticals, Inc.). Additional information regarding the litigation is discussed within Note 8, Commitments and Contingencies. The $17.5 million is held in an escrow account by Hanover Insurance. The Company classified this restricted cash as long-term as the timing of a final decision in the Enoxaparin Sodium Injection patent litigation is not known.
The Company designated $2.4 million as collateral for a letter of credit related to the lease of office and laboratory space located at 675 West Kendall Street in Cambridge, Massachusetts. This balance will remain restricted through April 2018 and is therefore classified as non-current in the Company's consolidated balance sheet. The Company will earn interest on the balance.
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

5. Collaboration and License Agreements

At March 31, 2017, the Company had collaboration and license agreements with Sandoz, Sandoz AG, Mylan and CSL. M923, the Company's biosimilar HUMIRA® (adalimumab) candidate, was previously developed in collaboration with Baxalta under the Baxalta Collaboration Agreement, as defined below. The Baxalta Collaboration Agreement was terminated effective December 31, 2016.

The Company records product revenue based on Sandoz’ sales of Enoxaparin Sodium Injection and GLATOPA 20 mg/mL.

Research and development revenue generally consists of amounts earned by the Company under its collaborations for technical development, regulatory and commercial milestones; reimbursement of research and development services and reimbursement of development costs under its collaborative arrangements; and recognition of the arrangement consideration.

The collaboration with Mylan is a cost-sharing arrangement pursuant to which reimbursement for Mylan’s 50% share of collaboration expenses is recorded as a reduction to research and development expense and general and administrative expense depending on the nature of the activities.

The following tables provide amounts by period indicated and by line item included in the Company’s accompanying condensed consolidated statements of operations and comprehensive loss attributable to transactions arising from its significant collaborative arrangements and all other arrangements, as defined in the FASB’s Accounting Standards Codification Topic 808, Collaborative Arrangements.

The amounts in operating expenses generally represent external expenditures, including amortization of an intangible asset, and exclude salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies, as the majority of such costs are not directly charged to programs. The dollar amounts in the tables below are in thousands.

	For the Three Months Ended March 31, 2017
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Mylan Collaboration Agreement (1)	Total Collaborations
Collaboration revenues:
Product revenue	$—	$23,404	$—	$23,404
Research and development revenue:
Recognition of upfront payments	—	—	1,796	1,796
Research and development services and external costs	963	451	—	1,414
Total research and development revenue	$963	$451	$1,796	$3,210
Total collaboration revenues	$963	$23,855	$1,796	$26,614
Operating expenses:
Research and development expense	$1,526	$265	$7,053	$8,844
General and administrative expense	$4,550	$24	$357	$4,931
Total operating expenses	$6,076	$289	$7,410	$13,775

	For the Three Months Ended March 31, 2016
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Mylan Collaboration Agreement (1)	Baxalta Collaboration Agreement (2)	Total Collaborations
Collaboration revenues:
Product revenue	$—	$14,800	$—	$—	$14,800
Research and development revenue:
Recognition of upfront payments	—	—	922	2,442	3,364
Research and development services and external costs	77	645	—	964	1,686
Total research and development revenue	$77	$645	$922	$3,406	$5,050
Total collaboration revenues	$77	$15,445	$922	$3,406	$19,850
Operating expenses:
Research and development expense	$—	$293	$3,680	$314	$4,287
General and administrative expense	$1,064	$95	$112	$282	$1,553
Total operating expenses	$1,064	$388	$3,792	$596	$5,840

(1)
The Mylan Collaboration Agreement, as defined below, became effective on February 9, 2016. As a result of the cost-sharing provisions of the Mylan Collaboration Agreement, the Company offset approximately $5.5 million and $3.7 million against research and development costs and $0.2 million and $0.1 million against general and administrative costs during the three months ended March 31, 2017 and March 31, 2016, respectively.

(2)	The Baxalta Collaboration Agreement was terminated effective December 31, 2016.

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

Sandoz began selling Enoxaparin Sodium Injection in July 2010. In June 2015, the Company and Sandoz amended the 2003 Sandoz Collaboration Agreement, effective April 1, 2015, to provide that Sandoz would pay the Company 50% of contractually-defined profits on sales. Due to increased generic competition and resulting decreased market pricing for generic enoxaparin sodium injection products, Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the three months ended March 31, 2017 and 2016, and therefore the Company recorded no product revenue for Enoxaparin Sodium Injection in those periods. The Company recognized research and development revenue from FTE services and external costs of $1.0 million and $0.1 million in the three months ended March 31, 2017 and 2016, respectively.

2006 Sandoz Collaboration Agreement

In 2006 and 2007, the Company entered into a series of agreements, including a collaboration and license agreement, as amended, or the 2006 Sandoz Collaboration Agreement, with Sandoz AG; and a stock purchase agreement and an investor rights agreement, with Novartis Pharma AG. Under the 2006 Sandoz Collaboration Agreement, the Company and Sandoz AG agreed to exclusively collaborate on the development and commercialization of GLATOPA, among other products. Costs, including development costs and the costs of clinical studies, will be borne by the parties in varying proportions depending on the type of expense. For GLATOPA, the Company is generally responsible for all of the development costs in the United States. For GLATOPA outside of the United States, the Company shares development costs in proportion to its profit sharing interest. The Company is reimbursed at a contractual FTE rate for any FTE employee expenses as well as any external costs incurred in the development of products to the extent development costs are borne by Sandoz. All commercialization costs are borne by Sandoz.

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

Sandoz commenced sales of GLATOPA 20 mg/mL in the United States on June 18, 2015. Under the 2006 Sandoz Collaboration Agreement, the Company earns 50% of contractually-defined profits on Sandoz’ worldwide net sales of GLATOPA 20 mg/mL. The Company is entitled to earn 50% of contractually-defined profits on Sandoz’ worldwide net sales of GLATOPA 40 mg/mL, if and when GLATOPA 40 mg/mL is commercialized. Profits on net sales of GLATOPA are calculated by deducting from net sales the costs of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. With respect to GLATOPA, Sandoz is responsible for funding all of the legal expenses incurred under the 2006 Sandoz Collaboration Agreement, except for FTE costs with respect to certain legal activities for GLATOPA; however a portion of certain legal expenses, including any patent infringement damages, can be offset against the profit-sharing amounts in proportion to the Company's 50% profit sharing interest.

For the three months ended March 31, 2017, the Company recorded $23.4 million in product revenues from Sandoz’ sales of GLATOPA 20 mg/mL. The Company recognized research and development revenue from FTE services and external costs of $0.5 million and $0.6 million in the three months ended March 31, 2017 and 2016, respectively. The Company is eligible to receive in the aggregate up to $120 million in additional milestone payments upon the achievement of certain commercial and sales-based milestones for GLATOPA in the United States. None of these payments, once received, is refundable and there are no general rights of return in the arrangement. Sandoz AG has agreed to indemnify the Company for various claims, and a certain portion of such costs may be offset against certain future payments received by the Company.

Baxalta Collaboration Agreement

The Company and Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA (or collectively referred to as Baxter) entered into a global collaboration and license agreement, or the Baxter Collaboration Agreement, effective February 2012, to develop and commercialize biosimilars, including M923. In connection with Baxter's internal corporate restructuring in July 2015, Baxter assigned the Baxter Collaboration Agreement to Baxalta U.S. Inc., Baxalta GmbH and Baxalta Incorporated, collectively referred to as Baxalta. Subsequent to the assignment, the Company refers to "Baxter" as "Baxalta" and the "Baxter Collaboration Agreement" as the "Baxalta Collaboration Agreement." On June 3, 2016, Baxalta Incorporated and Shire plc, or Shire, announced the completion of the combination of Baxalta Incorporated and Shire. As a result of the combination, Baxalta Incorporated, of which Baxalta US Inc. and Baxalta GmbH are wholly-owned subsidiaries, is a wholly-owned subsidiary of Shire. On September 27, 2016, Baxalta gave the Company twelve months’ prior written notice of the exercise of its right to terminate for its convenience the Baxalta Collaboration Agreement. On December 31, 2016, the Company and Baxalta entered into an asset return and termination agreement, or the Baxalta Termination Agreement, which amended certain termination provisions of the Baxalta Collaboration Agreement and made the termination of that agreement effective as of December 31, 2016. Baxalta was relieved of its obligations to continue to perform activities for M923 after December 31, 2016, except for certain on-going clinical and regulatory activities, the majority of which were completed in April 2017, and in January 2017, Baxalta paid the Company a one-time cash payment of $51.2 million representing the costs Baxalta would have incurred in performing the activities it would have performed under Baxalta Collaboration Agreement through the original termination date.

Mylan Collaboration Agreement

On January 8, 2016, the Company and Mylan entered into a collaboration agreement, or the Mylan Collaboration Agreement, which became effective on February 9, 2016, pursuant to which the Company and Mylan agreed to collaborate exclusively, on a worldwide basis, to develop, manufacture and commercialize six of the Company’s biosimilar candidates, including M834.

Under the terms of the Mylan Collaboration Agreement, Mylan paid the Company a non-refundable upfront payment of $45 million. In addition, the Company and Mylan equally share costs (including development, manufacturing, commercialization and certain legal expenses) and profits (losses) with respect to such product candidates, with Mylan funding its share of collaboration expenses incurred by the Company, in part, through up to six contingent milestone payments, totaling up to $200 million across the six product candidates, two of which, totaling $60.0 million, the Company received in the year ended December 31, 2016.

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

At the inception of the Mylan Collaboration Agreement, the Company delivered development and product licenses for all six collaboration products and commenced revenue recognition of the arrangement consideration allocated the respective units of accounting. In addition, the Company began revenue recognition for the arrangement consideration allocated to the joint steering committee unit of accounting. The Company is recording revenue on a straight-line basis over the applicable performance period during which the research and development services are expected to be delivered, which begins upon delivery of the development and product license and ends upon FDA approval of the product. The Company currently estimates that the performance period for the M834 unit of accounting is approximately five years, an average of approximately seven years for the additional five combined units of accounting and approximately eight years for the joint steering committee unit of accounting. As of March 31, 2017, $36.9 million was deferred under this agreement, of which $7.2 million was included in current liabilities and $29.7 million was included in non-current liabilities in the consolidated balance sheet.

The Company and Mylan share collaboration expenses under the Mylan Collaboration Agreement. Collaboration costs incurred by the Company are recorded as research and development expense and/or general and administrative expense, depending on the nature of the activities, as incurred. Mylan's share of collaboration expenses is recorded as a collaboration receivable or collaboration advance in the consolidated balance sheet and a reduction in research and development and/or general and administrative expenses in the consolidated statements of operations and comprehensive loss, in accordance with the Company’s policy, which is consistent with the nature of the cost reimbursement.

Mylan will initially fund a portion of its 50% share of collaboration expenses through contingent milestone payments of up to $200 million across the six product candidates and any unused portion of the contingent payment(s) will be available to offset Mylan’s 50% share of future collaboration costs. If in a given year a contingent payment is not expected to be made by Mylan and there is no balance available from a prior contingent payment balance as of the beginning of the collaboration year, the parties will reconcile total collaboration expenses on a semi-annual basis and Mylan will make a payment to the Company. During the year ended December 31, 2016, the Company received two milestone payments totaling $60 million, of which $27.2 million will be applied toward the funding of Mylan's 50% share of certain collaboration expenses to be incurred in 2017 and is included in collaboration advance in the Company's consolidated balance sheet. The Company is eligible to receive up to $140 million in additional contingent milestone payments from Mylan, of which the Company expects to receive $35 million in 2017.

CSL License and Option Agreement
On January 5, 2017, the Company and CSL Behring Recombinant Facility AG, or CSL, a wholly-owned indirect subsidiary of CSL Limited, entered into a License and Option Agreement, or the CSL License Agreement, which became effective on February 17, 2017, pursuant to which the Company granted CSL an exclusive worldwide license to research, develop, and commercialize the Company’s M230 pre-clinical product candidate, an Fc multimer protein that is a selective immunomodulator of the Fc receptor. The CSL License Agreement also provides, on an exclusive basis, for the Company and CSL to conduct research on other Fc multimer proteins, and provides CSL the right to develop and commercialize these additional research products globally.
Pursuant to the terms of the CSL License Agreement, CSL paid the Company a non-refundable upfront payment of $50 million. For the development and commercialization of M230, the Company is eligible to receive up to $550 million in contingent clinical, regulatory and sales milestone payments, and additional negotiated milestone payments for a named research stage product should that enter development. The Company is also entitled to sales-based royalty payments in percentages ranging from a mid-single digit to low-double digits for M230 and a named research stage product should that enter development and be commercialized, and royalties and development milestone payments to be negotiated for any other products developed under the CSL License Agreement. Sales milestones are based on aggregated sales across M230 and any other products developed under the CSL License Agreement. The Company also has the option to participate in a cost-and-profit sharing arrangement, under which the Company would fund 50% of global research and development costs and 50% of U.S. commercialization costs for all products developed pursuant to the CSL License Agreement, or the Co-Funded Products, in exchange for either a 50% share of U.S. profits or 30% share of U.S. profits, determined by the stage of development at which the Company makes such election. For Co-Funded Products, royalties remain payable for territories outside of the United States and milestone payments are reduced. The Company also has the right to opt-out of such arrangement at its sole discretion, which would result in milestone payments and royalties reverting to their pre-arrangement amounts. The Company also has the option to participate in the promotion of Co-Funded Products in the United States, subject to a co-promotion agreement to be negotiated with CSL.
Under the CSL License Agreement, the Company granted CSL an exclusive license under the Company’s intellectual property to research, develop, manufacture and commercialize product candidates for all therapeutic indications. CSL has granted the Company a non-exclusive, royalty-free license under CSL’s intellectual property for the Company’s research and development activities pursuant to the CSL License Agreement and its commercialization activities under any co-promotion agreement with CSL.
The Company and CSL formed a joint steering committee consisting of an equal number of members from the Company and CSL, to facilitate the research, development, and commercialization of product candidates.
Unless earlier terminated, the term of the CSL License Agreement commences on the Effective Date and continues until the later of (i) the expiration of all payment obligations with respect to products under the CSL License Agreement, (ii) the Company is no longer co-funding development or commercialization of any products and (iii) the Company and CSL are not otherwise collaborating on the development and commercialization of products or product candidates. CSL may terminate the CSL License Agreement on a product-by-product basis subject to notice periods and certain circumstances related to clinical development. The Company may terminate the CSL License Agreement under certain circumstances related to the development of M230 and if no activities are being conducted under the CSL License Agreement. Either party may terminate the CSL License Agreement (i) on a product-by-product basis if certain patent challenges are made, (ii) on a product-by-product basis for material breaches, or (iii) due to the other party’s bankruptcy. Upon termination of the CSL License Agreement, subject to certain exceptions, the licenses granted under the CSL License Agreement terminate. In addition, dependent upon the circumstances under which the CSL License Agreement is terminated, the Company or CSL has the right to continue the research, development, and commercialization of terminated products, including rights to certain data, for the continued development and sale of terminated products and, subject to certain limitations, obligations to make sales-based royalty payments to the other party.
CSL's obligations under the CSL License Agreement are guaranteed by its parent company, CSL Limited.
In accordance with ASC Topic 605, the Company identified the deliverables at the inception of the CSL License Agreement. The deliverables were determined to include (i) the M230 research, development, manufacturing and commercialization license, (ii) the research license for other Fc multimer proteins and (iii) the Company's responsibility to transfer the technology package relating to M230 to CSL. The best estimate of the selling price associated with the Company's participation on the joint steering committee was deemed to be de minimis, and therefore was not evaluated further. The Company determined that the M230 research, development, manufacturing and commercialization license does not have stand-alone value separate and apart from the Company's responsibility to transfer the M230 technology package to CSL because (1) there are no other vendors selling similar licenses on a stand-alone basis, (2) CSL does not have the contractual right to resell the license or the transferred technology, and (3) CSL is unable to use the license for its intended purpose without the technology transfer. In addition, the Company determined that the research license does not have stand-alone value. As such, the Company determined that there is one unit of accounting. The total arrangement consideration of $50 million was allocated to the single unit of accounting and will be recognized as revenue once the technology transfer is completed, which is the final item to be delivered in the unit of accounting. The technology transfer is expected to be completed by the end of 2017. As of March 31, 2017, $50 million was included in deferred revenue under the CSL License Agreement and was classified as a current liability in the consolidated balance sheet.

6. Share-Based Payments

Equity Award Retirement Policy
In December 2016, the Company's board of directors adopted the Momenta Pharmaceuticals, Inc. Equity Award Retirement Policy, or the Retirement Policy, to provide for the treatment of time-based options and restricted stock units upon a participant’s qualifying retirement from the Company, allowing employees until January 11, 2017 to opt-out of a modification to certain of their outstanding grants of incentive stock options. Under the Retirement Policy, following the qualifying retirement of any employee of the Company or non-employee member of the board of directors, the participant’s then-outstanding time-based options and restricted stock units will continue to vest during the one year period following the retirement date. In addition, the participant will have until the first anniversary of the retirement date (or 90 days following the date an option becomes first exercisable if such date is within the 90 days preceding the first anniversary of the retirement date) to exercise any vested options, except that no option may be exercised following the date upon which it would have expired under the applicable option award agreement if the participant had remained in service with the Company.
For those employees who did not opt out, the Retirement Policy amended the terms of existing grants of time-based options effective January 11, 2017; therefore, in the consolidated statement of operations for the three months ended March 31, 2017, the Company recorded incremental compensation expense of $0.4 million related to the modification of those options, of which $0.3 million was included in the general administrative expense and $0.1 million was included in research and development expense.
Share-Based Compensation

The table below presents share-based compensation expense for research and development as well as general and administrative expense, both of which are included in operating expenses, in the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Research and development	$2,463	$2,065
General and administrative	4,340	2,763
Total share-based compensation expense	$6,803	$4,828

The following table summarizes share-based compensation expense by award category recorded in each of the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Stock options	$2,606	$2,758
Restricted stock awards and units	4,077	1,958
Employee stock purchase plan	120	112
Total non-cash share-based compensation expense	$6,803	$4,828

During the three months ended March 31, 2017, the Company granted 1,013,274 options to its employees. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions are noted in the table below. The weighted average grant date fair value of option awards granted during the three months ended March 31, 2017 and 2016 was $9.49 per option and $5.81 per option, respectively.

The following tables summarize the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Expected volatility	54%	57%	57%	56%
Expected dividends	—	—	—	—
Expected life (years)	5.7	6.1	0.5	0.5
Risk-free interest rate	2.1%	1.6%	0.5%	0.4%

At March 31, 2017, the total remaining unrecognized compensation cost related to nonvested option awards amounted to $21.3 million, which will be recognized over the weighted average remaining requisite service period of 2.8 years.

During the three months ended March 31, 2017, the Company issued 57,007 shares of common stock to employees under the employee stock purchase plan, or ESPP, resulting in proceeds of approximately $0.5 million.

Restricted Stock and Restricted Stock Units

The Company has granted time-based restricted stock awards to its employees, officers and board members and restricted stock units and performance-based restricted stock awards to its employees and officers.

Since April 13, 2016, the Company awarded 1,668,870 shares of performance-based restricted stock to employees and officers. The vesting of the shares is subject to the Company achieving up to two of three possible performance milestones on or before April 13, 2019. Upon achieving each of the first and second milestones, 25% of the shares will vest on the later of the milestone achievement date and the first anniversary of the grant date, and an additional 25% of the shares will vest on the one year anniversary of such achievement date, subject to a requirement that recipients remain employees through each applicable vesting date. Each quarter, the Company evaluates the probability of achieving the milestones on or before April 13, 2019, and its estimate of the implicit service period over which the fair value of the awards will be recognized and expensed. As a result of discontinuing its necuparanib program in the third quarter of 2016, the Company determined that only two of the three performance milestones are possible to achieve prior to April 13, 2019. The Company has determined that attainment of the remaining performance conditions is probable and is expensing the fair value of the shares over the implicit service period using the accelerated attribution method. In the three months ended March 31, 2017, the Company recognized approximately $3.0 million of stock compensation costs related to these awards.

In the three months ended March 31, 2017, the Company awarded 473,881 shares of time-based restricted stock units to its employees and officers. The time-based restricted stock units vest as to 25% on the one year anniversary of the grant date and as to 6.25% quarterly over three years that follow the grant date. Time-based awards are generally forfeited if the employment relationship terminates with the Company prior to vesting, except as provided in the Retirement Policy.

As of March 31, 2017, the total remaining unrecognized compensation cost related to all nonvested time-based restricted stock and restricted stock units and performance-based restricted stock awards amounted to $20.3 million, which is expected to be recognized over the weighted average remaining requisite service period of approximately 3.0 years.

The following table summarizes restricted stock and restricted stock unit activity as of March 31, 2017 and the changes during the three months ended March 31, 2017 under the Company’s 2013 Incentive Award Plan, as amended and restated (in thousands, except per share amounts):

	Number of Shares or Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	1,992	$10.64
Granted	496	18.71
Vested	(119)	12.00
Forfeited	(77)	11.55
Nonvested at March 31, 2017	2,292	$12.29

Nonvested restricted stock awards and restricted stock units have vesting conditions as summarized below (in thousands):

Vesting Condition	Nonvested Shares or Units
Time-based	904
Performance-based and time-based	1,388
Nonvested at March 31, 2017	2,292

7. Equity Financings

In April 2015, the Company entered into an At-the-Market Equity Offering Sales Agreement, or the 2015 ATM Agreement, with Stifel, under which the Company is authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. The Company is required to pay Stifel a commission of 2.0% of the gross proceeds from the sale of shares of its common stock under the 2015 ATM Agreement. From April 2015 through December 2015, the Company sold approximately 0.5 million shares of common stock under the 2015 ATM Agreement pursuant to an effective shelf registration statement on Form S-3 previously filed with the SEC (Reg. No. 333-188227) and a related prospectus supplement, and raised net proceeds of approximately $9.3 million. The shelf registration statement on Form S-3 (Reg No. 333-188227) expired in April 2016. In February 2016, the Company filed a shelf registration statement on Form S-3 (Reg No. 333-209813) with the SEC registering the offer, sale and issuance, from time to time, of common stock, preferred stock, debt securities and warrants. In the three months ended March 31, 2017, the Company sold approximately 1.3 million shares of common stock under the 2015 ATM Agreement, raising net proceeds of $18.5 million, of which $4.1 million was collected in April 2017 and was therefore included in other current assets in the consolidated balance sheet. The Company sold approximately an additional 2.6 million shares of common stock under this facility subsequent to quarter-end through May 3, 2017, resulting in aggregate net proceeds of $36.9 million.

8. Commitments and Contingencies

Operating Leases
The Company leases office space and equipment under various operating lease agreements. See Note 14 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the Company’s operating lease agreements.
Total operating lease commitments as of March 31, 2017 are as follows (in thousands):

April 1 to December 31, 2017	$9,253
2018	15,369
2019	14,165
2020	14,581
2021	14,935
2022 and beyond	70,004
Total future minimum lease payments	$138,307

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
GLATOPA 40 mg/mL-Related Litigation
On September 10, 2014, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed a suit against the Company and Sandoz Inc. in the United States District Court for the District of Delaware in response to the filing by Sandoz Inc. of the ANDA with a Paragraph IV certification for GLATOPA 40 mg/mL. The suit initially alleged infringement related to two Orange Book-listed patents for COPAXONE 40 mg/mL, each expiring in 2030, and sought declaratory and injunctive relief prohibiting the launch of the Company's product until the last to expire of these patents. In April 2015, Teva and Yeda filed an additional suit against the Company and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement related to a third Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in March 2015 and expires in 2030. In May 2015, this suit was consolidated with the initial suit that was filed in September 2014. In November 2015, Teva and Yeda filed a suit against the Company and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement related to a fourth Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in October 2015 and expires in 2030. In December 2015, this suit was also consolidated with the initial suit that was filed in September 2014. Teva and Yeda seek declaratory and injunctive relief prohibiting the launch of GLATOPA 40 mg/mL until the expiration of the patents at issue. On January 30, 2017, the District Court found the four patents to be invalid due to obviousness. On February 2, 2017, Teva and Yeda filed a notice of appeal of the District Court's January 30, 2017 decision to the Court of Appeals for the Federal Circuit.
On December 19, 2016, Teva and Yeda filed suit against the Company and Sandoz Inc. in the United States District Court for the District of Delaware again in response to the filing by Sandoz Inc. of the ANDA with a Paragraph IV certification for GLATOPA 40 mg/mL, for alleged infringement of an Orange Book-listed patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,402,874. On April 23, 2017, the parties filed a joint stipulation and proposed order to dismiss with prejudice claims and counterclaims regarding the suit for U.S. Patent No. 9,402,874. On May 1, 2017, the District Court entered the joint stipulation, dismissing the case.

On January 31, 2017, Teva filed a suit against the Company and Sandoz Inc. in the United States District Court for the District of New Jersey alleging infringement related to an additional patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,155,775, which issued in October 2015 and expires in October 2035. The Company and Sandoz Inc. filed a motion to dismiss and a motion to transfer the suit to the United States District Court for the District of Delaware. On January 31, 2017, Teva voluntarily dismissed the Company from the New Jersey suit for U.S. Patent No. 9,155,775, maintaining the suit against Sandoz Inc.

On February 2, 2017, the Company filed a complaint in the United States District Court for the District of Delaware seeking a declaration that U.S. Patent No. 9,155,775 is invalid, not infringed or not enforceable against the Company. In March 2017, Teva filed a motion to stay further proceedings in the Delaware action pending a decision on the motion to transfer the New Jersey suit for U.S. Patent No. 9,155,775 to Delaware.
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
In July 2013, the District Court granted a motion by Amphastar and Actavis for summary judgment. The Company filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, which the CAFC denied in May 2014. On November 10, 2015, the CAFC affirmed the District Court summary judgment decision with respect to Actavis, reversed the District Court summary judgment decision with respect to Amphastar, and remanded the case against Amphastar to the District Court. On January 11, 2016, Amphastar filed a petition for rehearing by the CAFC, which was denied on February 17, 2016. On May 17, 2016, Amphastar filed a petition for writ of certiorari for review of the CAFC decision by the United States Supreme Court, which was denied on October 3, 2016. The District Court trial is scheduled to begin on July 10, 2017. In April 2017, the Company, Sandoz Inc. and Actavis, or the Settling Parties, settled and signed reciprocal releases of all claims, and filed a voluntary stipulation with the District Court, pursuant to which the Settling Parties stipulated and agreed to dismiss with prejudice all claims and counterclaims among the Settling Parties, without fees or costs to any party, and with the Settling Parties waiving any and all right of appeal. The collateral for the security bond posted in the litigation remains outstanding. In the event that the Company is not successful in further prosecution or settlement of this action against Amphastar, and Amphastar is able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. Litigation involves many risks and uncertainties, and there is no assurance that the Company or Sandoz Inc. will prevail in this patent enforcement suit.
On September 17, 2015, Amphastar filed a complaint against the Company and Sandoz Inc. in the United States District Court for the Central District of California. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, the Company and Sandoz Inc. sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal and California anti-trust laws and California unfair business laws. Amphastar is seeking unspecified damages and fees. In December 2015, the Company and Sandoz Inc. filed a motion to dismiss and a motion to transfer the case. In January 2016, the case was transferred to the United States District Court for the District of Massachusetts. In February 2016, Amphastar filed a writ of mandamus with the United States Court of Appeals for the Ninth Circuit requesting that the court reverse and review the District Court's grant of transfer and in May 2016, the writ requested by Amphastar was denied. On July 27, 2016, the Company's and Sandoz Inc.'s motion to dismiss was granted by the District Court, and the case was dismissed. On August 25, 2016, Amphastar filed a notice of appeal from the dismissal with the United States Court of Appeals for the First Circuit. Briefing was completed in December 2016, and oral argument was held on February 9, 2017. On March 6, 2017, the United States Court of Appeals for the First Circuit reversed the District Court’s dismissal and remanded the case to the District Court for further proceedings. On April 6, 2017, the District Court held a scheduling conference to provide dates for the remanded case, and on April 20, 2017, the Company and Sandoz Inc. filed their renewed motion to dismiss. Trial is scheduled for April 2019.
On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against the Company and Sandoz Inc. in the

United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic Enoxaparin Sodium Injection. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, the Company and Sandoz Inc. sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and unspecified damages and fees. In December 2015, the Company and Sandoz filed a motion to dismiss and a motion to transfer the case to the United States District Court for the District of Massachusetts. On March 21, 2017, the United States District Court for the Middle District of Tennessee dismissed NGH’s claim for damages against the Company and Sandoz, but allowed the case to move forward, in part, for NGH’s claims for injunctive and declaratory relief. In the same opinion, the United States District Court for the Middle District of Tennessee denied our motion to transfer. While the outcome of litigation is inherently uncertain, the Company believes this suit is without merit, and it intends to vigorously defend itself in this litigation.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many important factors, such as those set forth under “Risk Factors” in Part II., Item 1A. of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biotechnology company focused on developing generic versions of complex drugs, biosimilars and novel therapeutics for autoimmune diseases.

To date, we have devoted substantially all of our capital resource expenditures to the research and development of our products and product candidates. Although we were profitable in fiscal years 2010 and 2011, since that time we have been incurring operating losses, and we expect to incur annual operating losses over the next several years as we advance our development portfolio. As of March 31, 2017, we had an accumulated deficit of approximately $505.9 million. We will need to generate significant revenue to return to profitability. We expect that our return to profitability, if at all, will most likely come from the commercialization of the products in our development portfolio.

Complex Generics

GLATOPA® 20 mg/mL—Generic Once-daily COPAXONE® (glatiramer acetate injection) 20 mg/mL

On April 16, 2015, the FDA approved the ANDA for once-daily GLATOPA (glatiramer acetate injection) 20 mg/mL, a generic equivalent of once-daily COPAXONE® 20 mg/mL. GLATOPA 20 mg/mL is the first "AP" rated, substitutable generic equivalent of once-daily COPAXONE. Sandoz commenced sales of GLATOPA 20 mg/mL on June 18, 2015. Under our collaboration agreement with Sandoz, we earn 50% of contractually-defined profits on GLATOPA 20 mg/mL sales. For the three months ended March 31, 2017, we recorded $23.4 million in product revenues from Sandoz’ sales of GLATOPA 20 mg/mL.

GLATOPA® 40 mg/mL—Generic Three-times-weekly COPAXONE® (glatiramer acetate injection) 40 mg/mL
An ANDA seeking approval for GLATOPA 40 mg/mL, our generic version of three-times-weekly COPAXONE 40 mg/mL, was filed in February 2014 and remains under review by the FDA. Our GLATOPA 40 mg/mL formulation contains the same drug substance as GLATOPA 20 mg/mL, which we believe should help streamline the FDA review of the ANDA. To date, we are the only ANDA applicants for the three-times-weekly COPAXONE 40 mg/mL with an FDA-approved active pharmaceutical ingredient. On February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturing partner for GLATOPA, Pfizer Inc., received an FDA warning letter. Although the FDA warning letter does not restrict the production or shipment of the GLATOPA 20 mg/mL product that is currently marketed by Sandoz in the United States, the FDA may withhold approval of pending drug applications listing the Pfizer Inc. facility, including the ANDA for GLATOPA 40 mg/mL, until satisfactory resolution of the compliance observations in the FDA warning letter. We are working with Sandoz to resolve this matter. We believe it continues to be possible for the GLATOPA 40 mg/mL ANDA to be approved in 2017.

On January 30, 2017, the District Court for the District of Delaware found invalid four Orange Book-listed patents related to COPAXONE 40 mg/mL that we were alleged to have infringed. Three of these patents had previously been found invalid in August 2016 by the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, or PTAB, in an Inter Partes Review, or IPR, filed by an unrelated third party. On February 2, 2017, Teva and Yeda filed a notice of appeal of the District Court's January 30, 2017 decision to the Court of Appeals for the Federal Circuit. This and other legal proceedings related to GLATOPA 40 mg/mL are described under "Part II., Item 1. Legal Proceedings - GLATOPA 40 mg/mL-Related Proceedings."
Enoxaparin Sodium Injection—Generic LOVENOX®
Under our amended collaboration agreement with Sandoz, Sandoz is obligated to pay us 50% of contractually-defined profits on sales of Enoxaparin Sodium Injection.
Due to increased generic competition and resulting decreased market pricing for generic enoxaparin sodium injection products, Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the three months ended March 31, 2017, and therefore we recorded no product revenue for Enoxaparin Sodium Injection in the same period.

Biosimilars

M923—Biosimilar HUMIRA® (adalimumab) Candidate
In November 2016, following an interim analysis, we announced that the confirmatory, randomized, double-blind, multi-center, global study evaluating the efficacy, safety and immunogenicity of M923 in adult patients with moderate-to-severe chronic plaque psoriasis met its primary endpoint. Patients received up to 48 weeks treatment with M923, HUMIRA, or HUMIRA alternating with M923. The proportion of subjects who achieved the primary endpoint, at least 75% reduction in the Psoriasis Area and Severity Index, or PASI-75, following 16 weeks of treatment, was equivalent between M923 and HUMIRA. The estimated difference in responders was well within the pre-specified confidence interval, confirming equivalence. Equivalence was also achieved for all secondary efficacy endpoints, including the achievement of PASI-50, PASI-90, proportion achieving clear or near-clear skin, and change from baseline in absolute PASI score. Adverse events were comparable in terms of type, frequency, and severity, and were consistent with the published safety data for HUMIRA. Due to unexpectedly high enrollment rates, additional patients to those included in the interim analysis were enrolled in the study. These patients will be included in the final submission.
The first regulatory submission for marketing approval for M923 is planned for mid-2017 and, subject to marketing approval and patent considerations, we are planning for the first commercial launch to be as early as the 2020 timeframe.
M923 was previously developed in collaboration with Baxalta. In June 2016, Baxalta became a wholly-owned subsidiary of Shire plc. In September 2016, Baxalta gave us twelve months' prior written notice of the exercise of its right to terminate for its convenience our collaboration agreement. On December 31, 2016, we and Baxalta entered into an asset return and termination agreement, or the Baxalta Termination Agreement, amending certain termination provisions of the Baxalta Collaboration Agreement and making the termination of the Baxalta Collaboration Agreement effective December 31, 2016. Baxalta was relieved of its obligations to continue to perform activities for M923 after December 31, 2016, except for certain clinical and regulatory activities, the majority of which were completed in April 2017. In January 2017, Baxalta paid us a one-time cash payment of $51.2 million, representing the costs Baxalta would have incurred in performing the activities it would have performed under the Baxalta Collaboration Agreement through the original termination effective date.
We continue to identify and evaluate potential collaboration opportunities to further develop and commercialize M923.
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
ORENCIA's composition of matter patents expire in the United States in 2019. In December 2016, the PTAB in an IPR we filed upheld the validity of Bristol-Myers Squibb's formulation patent U.S. Patent No. 8,476,239 on ORENCIA. This proceeding is further discussed below under "Part II., Item 1. Legal Proceedings -- M834-Related Proceedings."
Other Biosimilar Candidates
Under our Mylan collaboration, we and Mylan are also developing five other biosimilar candidates from our portfolio in addition to M834, including our undisclosed biosimilar candidate, M710. We and Mylan will share equally costs and profits (losses) related to these earlier stage product candidates. We and Mylan are planning to initiate a clinical trial for M710 in late 2017 or early 2018. We and Mylan will share development and manufacturing responsibilities across product candidates, and Mylan will lead commercialization of the products.
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
M281 - Anti-FcRn Candidate
M281 is a fully-human monoclonal antibody that blocks the neonatal Fc receptor, or FcRn. A Phase 1 study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of M281 was initiated in June 2016. In January 2017, we announced that we had successfully completed the Phase 1 single ascending dose, or SAD, study in healthy volunteers. In the SAD portion of the study, M281 was well-tolerated with no serious adverse events observed. The multiple ascending portion of the Phase I study was initiated in January 2017. We plan to report the full data from the single and multiple ascending dose portions of the study in the second half of 2017.

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
Pursuant to the License and Option Agreement with CSL, effective February 17, 2017, we have granted CSL an exclusive worldwide license to research, develop, manufacture and commercialize M230. CSL plans to advance this candidate with a goal of beginning clinical development in 2017.
M254 - hsIVIg Candidate
M254 is a hyper-sialylated version of IVIg, a therapeutic drug product that contains pooled, human immunoglobulin G, or IgG, antibodies purified from blood plasma. IVIg is used to treat several inflammatory diseases, including idiopathic thrombocytopenic purpura, Kawasaki disease, and chronic inflammatory demyelinating polyneuropathy. Our hsIVIg product is currently in nonclinical development and has the potential to be developed as a high-potency alternative to IVIg. We plan to initiate an IND-enabling toxicology study in 2017 and are targeting initiating a clinical trial in 2018. We continue to identify and explore potential collaboration opportunities to further develop and commercialize this product candidate.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

Collaboration Revenue

Collaboration revenue includes both product revenue and research and development revenue earned under our collaborative arrangements. Product revenue includes our contractually-defined profits earned on Sandoz’ sales of GLATOPA 20 mg/mL.

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
For the three months ended March 31, 2017, we recorded $23.4 million in product revenues from Sandoz’ sales of GLATOPA 20 mg/mL, reflecting $23.7 million in profit share net of a deduction of $0.3 million for reimbursement to Sandoz of 50% of GLATOPA-related legal expenses incurred by Sandoz. For the three months ended March 31, 2016, we recorded $14.8 million in product revenues from Sandoz’ sales of GLATOPA 20 mg/mL. The increase in product revenues of $8.6 million, or 58%, from the three months ended March 31, 2016 to the three months ended March 31, 2017 was primarily due to a higher number of GLATOPA 20 mg/mL units sold. We estimate that the number of prescriptions for GLATOPA 20 mg/mL represents approximately 42% of the once-daily 20 mg/mL U.S. glatiramer acetate market.

Although the market potential of GLATOPA 20 mg/mL is negatively impacted by the conversion of patients from once-daily COPAXONE to three-times-weekly COPAXONE, which accounts for approximately 81% of the overall U.S. glatiramer acetate market (20 mg/mL and 40 mg/mL) based on volume prescribed, we believe there remains a meaningful market opportunity for GLATOPA 20 mg/mL. The price for once-daily COPAXONE 20 mg/mL has increased over 190% since 2009, and there is no other generic for relapsing forms of multiple sclerosis currently available in the United States.

Research and Development Revenue

Research and development revenue generally consists of amounts earned by us under our collaborations for:

•	Technical development, regulatory and commercial milestones under the Sandoz collaboration and, where applicable, our former collaboration with Baxalta;

•	Reimbursement of research and development services and reimbursement of development costs under our Sandoz collaboration and, where applicable, our former collaboration with Baxalta; and

•	Recognition of upfront arrangement consideration under our Mylan collaboration and, where applicable, our former collaboration with Baxalta.

Research and development revenue was $3.2 million and $5.1 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in research and development revenue of $1.9 million, or 37%, from the three months ended March 31, 2016 to the three months ended March 31, 2017 was primarily due to the termination of the Baxalta Collaboration Agreement, effective December 31, 2016, under which we were previously reimbursed for M923 FTE and external costs and for which we recognized a portion of Baxalta's initial upfront payment in the three months ended March 31, 2016, which were non-recurring in the same period in 2017.

We expect collaborative research and development revenue earned by us related to FTE and external expense reimbursement from Sandoz for GLATOPA and Enoxaparin Sodium Injection will fluctuate from quarter to quarter in 2017 depending on our research and development activities. We expect to recognize the upfront payment from Mylan ratably as revenue over the respective performance period for the units of accounting with quarterly revenue in 2017 of approximately $1.8 million. Finally, we expect to recognize the $50 million upfront payment from CSL as revenue in the second half of 2017.

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

Internal research and development costs are associated with activities performed by our research and development organization and are not tracked on a project-by-project basis. Internal costs consist primarily of:

•	personnel-related expenses, which include salaries, benefits and share-based compensation; and

•
facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization of leasehold improvements and equipment and laboratory and other supplies.

We have a collaboration agreement with Mylan pursuant to which we share research and development expenses related to the biosimilar candidates under the collaboration. We record expenses incurred under this collaboration arrangement for such work as research and development expense, based on the nature of the cost reimbursement. Because the collaboration arrangement is a cost sharing arrangement, we concluded that when there is a period during the collaboration arrangement during which we are owed payment from Mylan, we record the reimbursement by Mylan for its share of the development effort as a reduction of research and development expense. Amounts owed to Mylan are recorded as incremental research and development expense.

Research and development expense for the three months ended March 31, 2017 was $36.1 million, compared with $28.8 million for the three months ended March 31, 2016. The increase of $7.3 million, or 25%, from the three months ended March 31, 2016 to the three months ended March 31, 2017 was primarily due to increased spending on M923, as the program was transitioned back to us effective December 31, 2016 in connection with the termination of the Baxalta Collaboration Agreement.

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

The following table sets forth, in thousands, the primary components of our research and development external expenditures, including the amortization of our intangible asset, for each of our principal development programs by product area for the three months ended March 31, 2017 and 2016. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of	Three Months Ended March 31,		Project Inception to
	March 31, 2017	2017	2016	March 31, 2017
External Costs Incurred by Product Area:
Complex Generics(1)	ANDAs filed(2)	$1,791	$293	$106,245
Biosimilars	Various(3)	8,793	4,450	122,513
Novel Therapeutics	Various(4)	5,445	5,655	98,710
Internal Costs		20,072	18,359
Total Research and Development Expenses		$36,101	$28,757

(1)	Includes external costs for GLATOPA and Enoxaparin Sodium Injection.

(2)
On April 16, 2015, the FDA approved the ANDA for once-daily GLATOPA 20 mg/mL. Sandoz launched GLATOPA 20 mg/mL on June 18, 2015. The ANDA for GLATOPA 40 mg/mL is under FDA review. For more information, see "—Overview—Complex Generics—GLATOPA® 40 mg/mL—Generic Three-times-weekly COPAXONE® (glatiramer acetate injection) 40 mg/mL."

(2)
Biosimilars include M923, a biosimilar candidate of HUMIRA® (adalimumab), M834, a biosimilar candidate of ORENCIA® (abatacept), as well as five other biosimilar candidates, including our undisclosed biosimilar candidate, M710. In April 2016, enrollment in the pivotal clinical trial for M923 was completed and in November 2016, following an interim analysis, we announced top-line Phase III results including that M923 met its primary endpoint in the study. We initiated a Phase 1 clinical trial of M834 in November 2016. Our other biosimilar candidates are in discovery and process development. As a result of the cost-sharing provisions of the Mylan Collaboration Agreement, we offset approximately $5.5 million and $3.7 million against research and development costs during the three months ended March 31, 2017 and 2016, respectively.

(3)
Our novel therapeutic programs include M281, for which the multiple ascending dose portion of a Phase 1 study was initiated in January 2017; M230, which our licensee, CSL, plans to advance with a goal of beginning clinical development in 2017; M254, which is currently in preclinical development and for which we are planning to initiate an IND-enabling toxicology study in 2017; costs related to our discontinued necuparanib program; as well as other discovery and nonclinical stage programs.

External expenditures for complex generics increased by $1.5 million, or 511% from the three months ended March 31, 2016 to the three months ended March 31, 2017 as we continue to support our complex generics. External expenditures for our biosimilars programs increased by $4.3 million, or 98%, from the three months ended March 31, 2016 to the three months ended March 31, 2017 driven by our assuming responsibility for development and commercialization of M923 effective December 31, 2016. External costs of our novel therapeutic programs decreased by $0.2 million, or 4%, from the three months ended March 31, 2016 to the three months ended March 31, 2017, driven by a decrease in costs related to our discontinued necuparanib program, partially offset by increased spend on the M281 Phase I clinical trial as well as nonclinical and manufacturing costs to advance M230 towards the clinic. Finally, internal costs grew by $1.7 million, or 9%, from the three months ended March 31, 2016 to the three months ended March 31, 2017 primarily due to increased personnel-related expenses including share-based compensation expense.

Due to the variability in the length of time necessary to develop a product, the uncertainties related to the estimated cost of the projects and ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate cost to bring our product candidates to market are not available.

General and Administrative Expense

General and administrative expenses consist primarily of salaries and other related costs for personnel in general and administrative functions, professional fees for legal and accounting services, royalty and license fees, insurance costs, and rent, facility and lab supplies, and depreciation expense.

We have a collaboration agreement with Mylan pursuant to which we share research and development expenses related to biosimilar candidates under the collaboration. We record expenses incurred under this collaboration arrangement for such work as general and administrative expense, based on the nature of the cost reimbursement. Because the collaboration arrangement is a cost sharing arrangement, we concluded that when there is a period during the collaboration arrangement during which we are owed payment from Mylan,we record the reimbursement by Mylan for its share of the development effort as a reduction of general and administrative expense. Amounts owed to Mylan are recorded as incremental general and administrative expense.

General and administrative expense for the three months ended March 31, 2017 was $23.1 million, compared with $15.6 million for the three months ended March 31, 2016. The increase of $7.5 million, or 48%, from the three months ended March 31, 2016 to the three months ended March 31, 2017 was primarily driven by increases of $5.0 million relating to our ongoing litigation and $2.0 million in personnel-related expenses, of which $1.6 million represents share-based compensation expense associated with grants of performance-based restricted stock awards and restricted stock units.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

Other Income

Other income primarily includes interest income. Interest income was $0.8 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively. The increase of $0.3 million, or 60%, from the three months ended March 31, 2016 to the three months ended March 31, 2017 was caused by higher returns on our cash balances.

Equity Financings
In April 2015, we entered into an At-the-Market Equity Offering Sales Agreement, or the 2015 ATM Agreement, with Stifel, under which we are authorized to issue and sell shares of our common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. We are required to pay Stifel a commission of 2.0% of the gross proceeds from the sale of shares of our common stock under the 2015 ATM Agreement. From April 2015 through December 2015, we sold approximately 0.5 million shares of common stock under the 2015 ATM Agreement pursuant to an effective shelf registration statement previously filed with the SEC (Reg. No. 333-188227) and a related prospectus supplement, raising net proceeds of approximately $9.3 million. In the three months ended March 31, 2017, the Company sold approximately 1.3 million shares of common stock under the 2015 ATM Agreement pursuant to an effective shelf registration statement previously filed with the SEC (Reg. No. 333-209813) and a related prospectus supplement, raising net proceeds of $18.5 million, of which $4.1 million was received in April 2017.

Liquidity and Capital Resources

At March 31, 2017, we had $433.7 million in cash, cash equivalents and marketable securities and $26.5 million in collaboration receivables, which includes $23.4 million in profit share from Sandoz' sales of GLATOPA 20 mg/mL. In addition, we also held $21.8 million in restricted cash, of which $17.5 million serves as collateral for a security bond posted in the litigation against Amphastar. Our funds at March 31, 2017 were primarily invested in commercial paper, overnight repurchase agreements, asset-backed securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 12 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant market risk at March 31, 2017.

We have funded our operations primarily through the sale of equity securities and payments received under our collaboration and license agreements, including product revenue from Sandoz’ sales of Enoxaparin Sodium Injection and GLATOPA 20 mg/mL. Since our inception through March 31, 2017, we have received cash of $638 million through private and public issuances of equity securities, including approximately $148 million in net proceeds from our May 2015 public offering of common stock and approximately $97 million under our At-the-Market Equity Offering Sales Agreements, or the ATM Agreements, with Stifel entered into in May 2014 and April 2015, respectively. As of March 31, 2017, we had received a cumulative total of $754 million under our collaborations with Sandoz, including $469 million in revenues for Enoxaparin Sodium Injection and regulatory and commercial milestones related to that product, and $161 million in revenues on sales of GLATOPA 20 mg/mL and regulatory and commercial milestones related to that product. In addition, through March 31, 2017, we received $139 million under our former collaboration with Baxalta. In 2016, we received a $45 million upfront payment from Mylan, and in March 2017, we received a $50 million upfront payment from CSL under the CSL License and Option Agreement. In 2016, we received $60 million in milestone payments from Mylan, of which $27.2 million will be applied toward the funding of Mylan's 50% share of collaboration expenses that are expected to be incurred in future quarterly periods.

We are eligible to receive up to $140 million in additional contingent milestone payments from Mylan under the Mylan Collaboration Agreement, of which we expect to receive $35 million in 2017.

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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$63,044	$13,923
Net cash provided by investing activities	$27,348	$13,489
Net cash provided by financing activities	$19,357	$558
Net increase in cash and cash equivalents	$109,749	$27,970

Cash provided by operating activities

The cash provided by operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Cash provided by operating activities was $63.0 million for the three months ended March 31, 2017 reflecting a net loss of $31.8 million, which was partially offset by non-cash charges of $1.6 million for depreciation and amortization of property, equipment and intangible assets and $6.8 million in shared-based compensation.  The net change in our operating assets and liabilities provided cash of $86.4 million and primarily resulted from the receipt of $50 million from CSL under the CSL License Agreement, which is included in deferred revenue, and a one-time cash payment of $51.2 million in connection with the termination of the Baxalta Collaboration Agreement, which is included in collaboration receivable, partially offset by the change in profit share receivable from Sandoz’ sales of GLATOPA 20 mg/mL of $7.6 million, which is included in collaboration receivable.

Cash provided by operating activities was $13.9 million for the three months ended March 31, 2016, reflecting a net loss of $24 million, which was partially offset by non-cash charges of $2.2 million for depreciation and amortization of property, equipment and intangible assets, $4.8 million in shared-based compensation and $0.3 million for amortization of purchased premiums on our marketable securities.  The net change in our operating assets and liabilities provided cash of $30.7 million and primarily resulted from the receipt of $45 million from Mylan under the Mylan Collaboration Agreement, partially offset by the change in accrued expenses of $8.3 million primarily due to the timing of costs for process development services for our biosimilars and novel therapeutics programs.

Cash provided by investing activities

Cash provided by investing activities of $27.3 million for the three months ended March 31, 2017 includes cash inflows of $76.4 million from maturities of marketable securities partially offset by cash outflows of $47.4 million for purchases of marketable securities and $1.7 million for capital equipment and leasehold improvements.

Cash provided by investing activities of $13.5 million for the three months ended March 31, 2016 includes cash outflows of $119.4 million for purchases of marketable securities and $1.5 million for capital equipment and leasehold improvements partially offset by cash inflows of $134.4 million from maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities of $19.4 million for the three months ended March 31, 2017 includes $14.4 million of net proceeds from shares sold under the 2015 ATM Agreement and $4.9 million in proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

Cash provided by financing activities of $0.6 million for the three months ended March 31, 2016 consisted solely of net proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations including royalties payable to third parties as well as operating lease obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 24, 2017, have not materially changed since we filed that report.

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

Please refer to the significant accounting policies described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2017, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2017. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

GLATOPA 40 mg/mL-Related Proceedings

On September 10, 2014, Teva and Yeda filed a suit against us and Sandoz Inc. in the United States District Court for the District of Delaware in response to the filing by Sandoz Inc. of the ANDA with a Paragraph IV certification for GLATOPA 40 mg/mL. The suit initially alleged infringement related to two Orange Book-listed patents for COPAXONE 40 mg/mL, each expiring in 2030, and sought declaratory and injunctive relief prohibiting the launch of our product until the last to expire of these patents. In April 2015, Teva and Yeda filed an additional suit against us and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement related to a third Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in March 2015 and expires in 2030. In May 2015, this suit was consolidated with the initial suit that was filed in September 2014. In November 2015, Teva and Yeda filed a suit against us and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement related to a fourth Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in October 2015 and expires in 2030. In December 2015, this suit was also consolidated with the initial suit that was filed in September 2014. Teva and Yeda seek declaratory and injunctive relief prohibiting the launch of GLATOPA 40 mg/mL until the expiration of the patents at issue. On January 30, 2017, the District Court found the four patents to be invalid due to obviousness. On February 2, 2017, Teva and Yeda filed a notice of appeal of the District Court's January 30, 2017 decision to the U.S. Court of Appeals for the Federal Circuit.

On December 19, 2016, Teva and Yeda filed suit against us and Sandoz Inc. in the United States District Court for the District of Delaware again in response to the filing by Sandoz Inc. of the ANDA with a Paragraph IV certification for GLATOPA 40 mg/mL, for alleged infringement of an Orange Book-listed patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,402,874. On April 23, 2017, the parties filed a joint stipulation and proposed order to dismiss with prejudice claims and counterclaims regarding the suit for U.S. Patent No. 9,402,874. On May 1, 2017, the District Court entered the joint stipulation, dismissing the case.

On January 31, 2017, Teva filed a suit against us and Sandoz Inc. in the United States District Court for the District of New Jersey alleging infringement related to an additional patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,155,775, which issued in October 2015 and expires in October 2035. We and Sandoz Inc. filed a motion to dismiss and a motion to transfer the suit to the United States District Court for the District of Delaware. On January 31, 2017, Teva voluntarily dismissed us from the New Jersey suit for U.S. Patent No. 9,155,775, maintaining the suit against Sandoz Inc.

On February 2, 2017, we filed a complaint in the United States District Court for the District of Delaware seeking a declaration that U.S. Patent No. 9,155,775 is invalid, not infringed or not enforceable against us. In March 2017, Teva filed a motion to stay further proceedings in the Delaware action pending a decision on the motion to transfer the New Jersey suit for U.S. Patent No. 9,155,775 to Delaware.

M834-Related Proceedings

On July 2, 2015, we filed a petition for Inter Partes Review, or IPR, with the PTAB to challenge the validity of U.S. Patent No. 8,476,239, a patent for ORENCIA owned by Bristol-Myers Squibb, or BMS. The PTAB issued a decision instituting the IPR proceedings in January 2016, and BMS filed for a rehearing by the full PTAB. Oral arguments took place in September 2016. On December 22, 2016, the PTAB issued a decision upholding the validity of the patent. We filed a notice of appeal in the United States Court of Appeals for the Federal Court on February 22, 2017. BMS filed a motion to dismiss our appeal in the United States Court of Appeals for the Federal Court on March 29, 2017, and we filed our response on April 27, 2017.

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

In July 2013, the District Court granted a motion by Amphastar and Actavis for summary judgment. We filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, which the CAFC denied in May 2014. On November 10, 2015, the CAFC affirmed the District Court summary judgment decision with respect to Actavis, reversed the District Court summary judgment decision with respect to Amphastar, and remanded the case against Amphastar to the District Court. On January 11, 2016, Amphastar filed a petition for rehearing by the CAFC, which was denied on February 17, 2016. On May 17, 2016, Amphastar filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court, which was denied on October 3, 2016. The District Court trial is scheduled to begin on July 10, 2017. In April 2017, we, Sandoz Inc. and Actavis, or the Settling Parties, settled and signed reciprocal releases of all claims, and filed a voluntary stipulation with the District Court, pursuant to which the Settling Parties stipulated and agreed to dismiss with prejudice all claims and counterclaims among the Settling Parties, without fees or costs to any party, and with the Settling Parties waiving any and all right of appeal. In the event that we are not successful in further prosecution or settlement of this action against Amphastar, and Amphastar is able to prove it suffered damages as a result of the preliminary injunction, we could be liable for damages for up to $35 million of the security bond. Litigation involves many risks and uncertainties, and there is no assurance that we or Sandoz Inc. will prevail in this patent enforcement suit.

On September 17, 2015, Amphastar filed a complaint against us and Sandoz Inc. in the United States District Court for the Central District of California. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, we and Sandoz Inc. sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal and California anti-trust laws and California unfair business laws. Amphastar is seeking unspecified damages and fees. In December 2015, we and Sandoz Inc. filed a motion to dismiss and a motion to transfer the case. In January 2016, the case was transferred to the United States District Court for the District of Massachusetts. In February 2016, Amphastar filed a writ of mandamus with the United States Court of Appeals for the Ninth Circuit requesting that the court reverse and review the District Court’s grant of transfer, and in May 2016, the writ requested by Amphastar was denied. On July 27, 2016, our and Sandoz Inc.’s motion to dismiss was granted by the District Court, and the case was dismissed. On August 25, 2016, Amphastar filed a notice of appeal from the dismissal with the United States Court of Appeals for the First Circuit. Briefing was completed in December 2016, and oral argument was held on February 9, 2017. On March 6, 2017, the United States Court of Appeals for the First Circuit reversed the District Court’s dismissal and remanded the case to the District Court for further proceedings. On April 6, 2017, the District Court held a scheduling conference to provide dates for the remanded case, and on April 20, 2017, we and Sandoz Inc. filed our renewed motion to dismiss. Trial is scheduled for April 2019.

On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against us and Sandoz Inc. in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic Enoxaparin Sodium Injection. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, we and Sandoz Inc. sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and unspecified damages and fees. In December 2015, we and Sandoz Inc. filed a motion to dismiss and a motion to transfer the case to the United States District Court for the District of Massachusetts. On March 21, 2017, the United States District Court for the Middle District of Tennessee dismissed NGH’s claim for damages against us and Sandoz, but allowed the case to move forward, in part, for NGH’s claims for injunctive and declaratory relief. In the same opinion, the United States District Court for the Middle District of Tennessee denied our motion to transfer. While the outcome of litigation is inherently uncertain, we believe this suit is without merit, and we intend to vigorously defend ourselves in this litigation.

Item 1A.    RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks, uncertainties and other important factors described below in addition to other information included or incorporated by reference in this Quarterly Report on Form 10-Q before purchasing our securities. The risks, uncertainties and other important factors described below are not the only ones we face. Additional risks, uncertainties and other important factors of which we are unaware, or that we currently believe are not material, may also affect us. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer.

Risks Relating to Our Business

If we or our collaborative partners encounter difficulties in our supply or manufacturing arrangements, including an inability by third party manufacturers to satisfy FDA quality standards and related regulatory requirements, our development and commercialization efforts may be materially harmed.

We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend upon our collaborative partners and other third parties, including sole source suppliers, to provide raw materials meeting FDA quality standards and related regulatory requirements, manufacture the drug substance, produce the final drug product and provide certain analytical services with respect to our products and product candidates. The FDA and other regulatory authorities require that our products be manufactured according to current good manufacturing practices, or cGMP, regulations and that proper procedures are implemented to assure the quality of our sourcing of raw materials and the manufacture of our products. Any failure by us, our collaborative partners or our third-party manufacturers to comply with cGMP and/or scale-up manufacturing processes could lead to a delay in, or failure to obtain, regulatory approval. In addition, such failure could be the basis for action by the FDA to withdraw approvals for products previously granted to us and for other regulatory action, including product recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions. To the extent we rely on a third-party manufacturer, the risk of non-compliance with cGMPs may be greater and the ability to effect corrective actions for any such noncompliance may be compromised or delayed. For example, on February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturing partner for GLATOPA, Pfizer Inc., received an FDA warning letter. The FDA warning letter does not restrict the production or shipment of the GLATOPA 20 mg/mL product that is currently marketed by Sandoz in the United States; however, the FDA may withhold approval of pending drug applications listing the Pfizer Inc. facility, including the ANDA for GLATOPA 40 mg/mL, until satisfactory resolution of the compliance observations in the FDA warning letter. If the FDA delays an approval of the GLATOPA 40 mg/mL until satisfactory resolution of the compliance observations in the FDA warning letter, the greater the risk to us and Sandoz of prior or contemporaneous competition from other generic versions of COPAXONE 40 mg/mL. Any prior or contemporaneous competition from other generic versions of COPAXONE 40 mg/mL could have a material adverse impact on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Pricing and market share of generic and biosimilar products may decline, often dramatically, as other generics or biosimilars of the same brand name drug or reference product, respectively, enter the market. Competing generics include brand name manufacturers’ “authorized generics” of their own brand name products. Generally, earlier-to-market generics and biosimilars are better able to gain significantly greater market share than later-to-market competing generics and biosimilars, respectively. Accordingly, revenue and profits from GLATOPA 20 mg/mL and, if approved, our generic and biosimilar product candidates, may be significantly reduced based on the timing and number of competing generics and biosimilars, respectively. We expect GLATOPA 20 mg/mL and, if approved, certain of our generic and biosimilar product candidates may face intense and increasing competition from other generics and biosimilars. For example, Mylan and several other companies have submitted ANDAs to the FDA for generic versions of COPAXONE. A launch of an additional generic version of COPAXONE could significantly reduce anticipated revenue from GLATOPA 20 mg/mL and, if approved and launched, GLATOPA 40 mg/mL. The longer the period of time that it takes us and Sandoz to receive approval of the GLATOPA 40 mg/mL ANDA, the greater the risk of prior or contemporaneous competition from other generic versions of COPAXONE. On February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturing partner for GLATOPA, Pfizer Inc., received an FDA warning letter. The FDA may withhold approval of pending drug applications listing the Pfizer Inc. facility, including the ANDA for GLATOPA 40 mg/mL, until satisfactory resolution of the compliance observations in the FDA warning letter.

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

Our near-term ability to generate GLATOPA product revenue depends, in large part, on Sandoz’ ability to continue to manufacture and commercialize GLATOPA 20 mg/mL, and manufacture and commercialize GLATOPA 40 mg/mL, if approved. On February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturing partner for GLATOPA, Pfizer Inc., received an FDA warning letter. The FDA warning letter does not restrict the production or shipment of the GLATOPA 20 mg/mL product that is currently marketed by Sandoz in the United States; however, the FDA may withhold approval of pending drug applications listing the Pfizer Inc. facility, including the ANDA for GLATOPA 40 mg/mL, until satisfactory resolution of the compliance observations in the FDA warning letter.

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

Our near-term ability to generate Enoxaparin Sodium Injection product revenue depends, in large part, on Sandoz’ ability to manufacture and commercialize Enoxaparin Sodium Injection and compete with LOVENOX brand competition as well as authorized and other generic competition. Sandoz is facing increasing competition and pricing pressure from brand, authorized generic and other currently-approved generic competitors, which has and will continue to impact Sandoz’ net sales and profits from Enoxaparin Sodium Injection, and therefore our product revenue. Furthermore, other competitors may in the future receive approval to market generic Enoxaparin products which would further impact our product revenue, which is based on a fifty-percent contractual profit share. Due to these circumstances, the resulting market price for our Enoxaparin Sodium Injection product has substantially decreased and may decrease further. Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the three months ended March 31, 2017, and therefore we recorded no product revenue for Enoxaparin Sodium Injection in the same period. Accordingly, we do not anticipate significant Enoxaparin Sodium Injection revenue in the near term.

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

•
seeking to restrict biosimilar commercialization options by making mandatory the optional right to adjudicate patent rights under Section 351(l) of the Biologics Price, Competition and Innovation Act or restricting access by biosimilar and generic applicants by litigation or legislative action to the use of inter partes patent review proceedings at the U.S. Patent Office to challenge invalid biologic patent rights;

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

We are dependent on the members of our management team for our business success. Our employment arrangements with our executive officers are terminable by either party on short notice or no notice. We do not carry key person life insurance on the lives of any of our personnel. The loss of any of our executive officers would result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and approval of our product candidates. In addition, there is intense competition from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, for human resources, including management, in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful development and commercialization of our product candidates. Another component of retention is the intrinsic value of equity awards, including stock options. Stock options granted to our executives and employees may be under pressure given the volatility of our stock performance and at such times may not always provide a retentive effect. If we lose key members of our management team, or are unable to attract and retain qualified personnel, our business could be negatively affected.

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

We have incurred significant losses since our inception in May 2001. At March 31, 2017, our accumulated deficit was $506 million. We may incur annual operating losses over the next several years as we expand our product development, commercialization and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture, market and sell any products we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.

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

As of March 31, 2017, we had cash, cash equivalents and marketable securities totaling approximately $433.7 million. For the quarter ended March 31, 2017, we had a net loss of $31.8 million and our operations provided cash of $63.0 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development and commercialization of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

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

Moreover, on February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturing partner for GLATOPA, Pfizer Inc., received an FDA warning letter. The FDA may withhold approval of pending drug applications listing the Pfizer Inc. facility, including the ANDA for GLATOPA 40 mg/mL, until satisfactory resolution of the compliance observations in the FDA warning letter.

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

We also anticipate that application of the existing and evolving reimbursement regimes to biosimilar products will be somewhat uncertain. In the 2016 Physician Fee Schedule Final Rule, CMS made it clear that the payment amount for a biosimilar is based on the average sales price of all products included within the same billing and payment code. In general, this means that CMS will group biosimilar products that rely on a common reference product’s biologics license application into the same payment calculation, and these products will share a common payment limit and billing code. Separate codes could reduce or significantly impair the value of interchangeability of the biosimilar. However, it is unclear what effect this will have on private payers. Reimbursement uncertainty could adversely impact market acceptance of biosimilar products.

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

Assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent. We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or U.S. PTO, or become involved in opposition, derivation, reexamination, IPR, or interference proceedings challenging our patent rights or the patent rights of others. For example, several of our European patents are being challenged in opposition proceedings before the European Patent Office. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

On September 27, 2016, Baxalta gave us twelve months’ prior written notice of the exercise of its right to terminate for its convenience the Baxalta Collaboration Agreement, or the Baxalta Termination. On December 31, 2016, we and Baxalta entered into an Asset Return and Termination Agreement pursuant to which the effective date of the Baxalta Termination was December 31, 2016. Following the effective date of the Baxalta Termination, Baxalta is not obligated to continue to perform development, manufacturing or commercialization activities for M923 except for certain transitional clinical and regulatory activities, the majority of whichwere completed in April 2017. There could be changes or delays in the timing of the M923 program in connection with the return of the M923 program to us.

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

CSL may terminate the CSL License Agreement on a product-by-product basis subject to notice periods and certain circumstances related to clinical development. We may terminate the CSL License Agreement under certain circumstances related to the development of M230 and if no activities are being conducted under the CSL License Agreement. Either party may terminate the Agreement on a product-by-product basis if certain patent challenges are made, on a product-by-product for material breaches, or due to the other party’s bankruptcy. Upon termination of the CSL License Agreement, subject to certain exceptions, the licenses granted under the CSL License Agreement terminate. In addition, dependent upon the circumstances under which the CSL License Agreement is terminated, we or CSL have the right to continue the research, development, and commercialization of terminated products, including rights to certain data, for the continued development and sale of terminated products and, subject to certain limitations, obligations to make sales-based royalty payments to the other party.

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

Since many of our product candidates are developed under collaborations or licenses with third parties, we do not have sole decision making authority with respect to commercialization or development of those product candidates. We have built relationships and work collaboratively with our third-party collaborators and manufacturers to ensure the success of our development and commercialization efforts. A significant change in the senior management team, a change in the financial condition or a change in the business operations, including a change in control or internal corporate restructuring, of any of our collaboration partners or third-party manufacturers, could result in delayed timelines on our products. In addition, we may have to re-establish working relationships and familiarize new counterparts with our products and business. Any such change may result in the collaboration partner or third party manufacturer internally re-prioritizing our programs or decreasing resources or funding allocated to support our programs. For example, in June 2016, Baxalta Incorporated and Shire announced the completion of a combination of Baxalta Incorporated and Shire, as a result of which Baxalta Incorporated became a wholly-owned subsidiary of Shire. On September 27, 2016, Baxalta gave us twelve months’ prior written notice of the exercise of its right to terminate for its convenience the Baxalta Collaboration Agreement, and on December 31, 2016, we and Baxalta entered into an Asset Return and Termination Agreement pursuant to which the effective date of the Baxalta Termination was December 31, 2016. As a result, there could be changes or delays in the timing of the M923 program in connection with the return of the M923 program to us. Similar changes with respect to any of our other collaborators may negatively impact our business operations.

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

•
adverse FDA decisions relating to our GLATOPA programs, including any FDA decision to delay approval of the GLATOPA 40 mg/mL ANDA until satisfactory resolution of the compliance observations in the FDA's February 2017 warning letter to Pfizer, Sandoz’ third party fill/finish manufacturing partner for GLATOPA, and an FDA decision to require additional data, including requiring clinical trials, as a condition to the GLATOPA 40 mg/mL ANDA approval;

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

Item 6.    EXHIBITS

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Third Amended and Restated Certificate of Incorporation.	S-3	3.1	04/30/2013	333-188227
3.2	Fourth Amended and Restated By-Laws of the Registrant, adopted on March 14, 2017.	8-K	3.1	03/17/2017	000-50797
*+10.1	License and Option Agreement, by and between the Registrant and CSL Behring Recombinant Facility AG, dated as of January 4, 2017.
*+10.2	Letter to the Registrant from CSL Limited, dated as of January 4, 2017.
*+10.3
Amendment No. 1, effective as of March 20, 2017, to Asset Return and Termination Agreement, effective as of December 31, 2016, by and between the Registrant and Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH.

*#10.4	Momenta Pharmaceuticals, Inc. Equity Award Retirement Policy.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

+	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#	Management contract or compensatory plan or arrangement.

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to Unaudited, Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.

Date: May 5, 2017	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2017	By:	/s/ Scott M. Storer
Scott M. Storer, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)