Form 10-Q
period 2017-06-30
MOMENTA PHARMACEUTICALS INC
filed 2017-08-04
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 26, 2017, there were 76,231,229 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are about future events or future results, or are otherwise not statements of historical fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management. In some cases, these statements can be identified by words such as “anticipate,” “approach,” “believe,” “can,” “considering,” “contemplate,” “continue,” “could,” “determine,” “ensure,” “estimate,” “expect,” “goal,” “guidance,” “intend,” “likely,” “may,” “might,” “objective,” “opportunity,” “plan,” “possible,” “potential”, “predict,” “progress,” “project,” “pursue,” “seek,” “schedule,” “should,” “strategy,” “target,” “typically,” “will,” “working toward,” “would,” and other similar words or expressions, or the negative of these words or similar words or expressions. These statements include, but are not limited to, statements regarding our expectations regarding the development and utility of our products and product candidates; development, manufacture and commercialization of our products and product candidates; efforts to seek and manage relationships with collaboration partners, including without limitation for our biosimilar and novel therapeutic programs; the timing of clinical trials and the availability and timing of reporting results; the timing of launch of products and product candidates, including GLATOPA® (glatiramer acetate injection) 40 mg/mL; market potential and product revenues of our products and product candidates, including GLATOPA and Enoxaparin Sodium Injection; the timing, merits, strategy, impact and outcome of, and decisions regarding, legal and regulatory proceedings; collaboration revenues and research and development revenues; manufacturing, including statements regarding Sandoz' third party fill/finish manufacturer for GLATOPA, Pfizer Inc.; the FDA warning letter received by Sandoz' third party fill/finish manufacturer for GLATOPA, Pfizer Inc.; timing of regulatory filings, reviews and approvals, including the timing of the regulatory review and approval of the GLATOPA 40 mg/mL ANDA; the sufficiency of our current capital resources and projected milestone payments and product revenues for future operations; our future financial position, including but not limited to our future operating losses, our potential future profitability, our future expenses, the composition and mix of our cash, cash equivalents and marketable securities, our future revenues and our future liabilities; our funding transactions and our intended uses of proceeds thereof; product candidate development costs; receipt of contingent milestone payments; accounting policies, estimates and judgments; our estimates regarding the fair value of our investment portfolio; the market risk of our cash equivalents, marketable securities, and derivative, foreign currency and other financial instruments; rights, obligations, terms, conditions and allocation of responsibilities, costs, and decision making under our collaboration agreements; the regulatory pathway for biosimilars; our strategy, including but not limited to our regulatory strategy, and scientific approach; the importance of key customer distribution arrangements; market potential and acceptance of our products and product candidates; future capital requirements; reliance on our collaboration partners and other third parties, including Sandoz' third party fill/finish manufacturer for GLATOPA, Pfizer Inc.; the competitive landscape; changes in, impact of and compliance with laws, rules and regulations; product reimbursement policies and trends; pricing of pharmaceutical products, including our products and product candidates; our stock price; our intellectual property strategy and position; sufficiency of insurance; attracting and retaining qualified personnel; our internal controls and procedures; acquisitions or investments in companies, products and technologies; entering into collaboration and/or license arrangements; marketing plans; financing our planned operating and capital expenditure; the terms and conditions of our facility leases; materials used in our research and development; royalty rates; our collaborators' plans; and vesting of equity awards.

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

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$110,841	$150,738
Marketable securities	335,704	202,413
Collaboration receivable	24,806	70,242
Restricted cash	2,412	—
Prepaid expenses and other current assets	7,864	4,607
Total current assets	481,627	428,000
Marketable securities, long-term	10,279	—
Property and equipment, net	23,905	20,847
Restricted cash, long-term	19,349	21,761
Intangible assets, net	4,613	5,189
Other long-term assets	1,033	1,940

Total assets	$540,806	$477,737

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,053	$3,632
Accrued expenses	30,924	26,866
Collaboration advance	20,359	32,895
Deferred revenue	54,694	7,272
Other current liabilities	26	11
Total current liabilities	118,056	70,676
Deferred revenue, net of current portion	30,761	31,360
Other long-term liabilities	5,128	3,793
Total liabilities	153,945	105,829
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.0001 par value per share; 100,000 shares authorized, 76,447 shares issued and 76,218 shares outstanding at June 30, 2017 and 71,305 shares issued and 71,076 outstanding at December 31, 2016	8	7
Additional paid-in capital	932,797	848,304
Accumulated other comprehensive (loss) income	(5)	86
Accumulated deficit	(542,825)	(473,375)
Treasury stock, at cost, 229 shares	(3,114)	(3,114)

Total stockholders’ equity	386,861	371,908

Total liabilities and stockholders’ equity	$540,806	$477,737

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Collaboration revenues:
Product revenue	$19,140	$20,692	$42,544	$35,492
Research and development revenue	4,430	5,738	7,640	10,788
Total collaboration revenue	23,570	26,430	50,184	46,280

Operating expenses:
Research and development	39,063	33,173	75,164	61,930
General and administrative	22,572	14,896	45,677	30,543
Total operating expenses	61,635	48,069	120,841	92,473

Operating loss	(38,065)	(21,639)	(70,657)	(46,193)

Other income, net	1,157	653	1,990	1,195

Net loss	$(36,908)	$(20,986)	$(68,667)	$(44,998)

Basic and diluted net loss per share	$(0.50)	$(0.31)	$(0.96)	$(0.66)

Weighted average shares used in computing basic and diluted net loss per share	73,379	68,532	71,555	68,409

Comprehensive loss:
Net loss	$(36,908)	$(20,986)	$(68,667)	$(44,998)
Net unrealized holding (losses) gains on available-for-sale marketable securities	(25)	149	(91)	282
Comprehensive loss	$(36,933)	$(20,837)	$(68,758)	$(44,716)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(68,667)	$(44,998)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,046	3,804
Share-based compensation expense	11,393	9,817
Amortization of premium on investments	111	429
Amortization of intangibles	576	898
Changes in operating assets and liabilities:
Collaboration receivable	45,436	(14,677)
Prepaid expenses and other current assets	(2,220)	(606)
Other long-term assets	907	(688)
Accounts payable	8,988	8,086
Accrued expenses	3,106	(8,811)
Collaboration advance	(12,536)	—
Deferred revenue	46,823	37,350
Other current liabilities	15	(338)
Other long-term liabilities	1,335	895

Net cash provided by (used in) operating activities	38,313	(8,839)

Cash Flows from Investing Activities:
Purchases of property and equipment	(5,719)	(3,704)
Purchases of marketable securities	(269,392)	(221,982)
Proceeds from maturities of marketable securities	125,620	261,726

Net cash (used in) provided by investing activities	(149,491)	36,040

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock under ATM facility	64,090	—
Proceeds from issuance of common stock under stock plans	7,191	627
Repurchase of common stock pursuant to share surrender	—	(1,065)

Net cash provided by (used in) financing activities	71,281	(438)

Net (decrease) increase in cash and cash equivalents	(39,897)	26,763
Cash and cash equivalents, beginning of period	150,738	61,461
Cash and cash equivalents, end of period	$110,841	$88,224

Non-Cash Investing/Financing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,320	$505
Common shares issued to Parivid to settle milestone payment	$—	$2,868
Receivable due from stock option exercises	$1,037	$—
Impact of adopting ASU 2016-09	$783	$—

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Business
Momenta Pharmaceuticals, Inc., referred to as Momenta or the Company, was incorporated in the state of Delaware in May 2001 and began operations in early 2002. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company focused on developing generic versions of complex drugs, biosimilars and novel therapeutics for autoimmune diseases. The Company presently derives all of its revenue from its collaborations.

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

The accompanying condensed consolidated financial statements reflect the operations of the Company and the Company’s wholly-owned subsidiaries, Momenta Pharmaceuticals Securities Corporation and Momenta Ireland Limited. All significant intercompany accounts and transactions have been eliminated.

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

At June 30, 2017, the Company had collaboration and license agreements with Sandoz AG (formerly Sandoz N.V. and Biochemie West Indies, N.V.), an affiliate of Novartis Pharma AG, and Sandoz Inc. (formerly Geneva Pharmaceuticals, Inc.), collectively referred to as Sandoz; Sandoz AG; Mylan Ireland Limited, a wholly-owned, indirect subsidiary of Mylan N.V., or Mylan; and CSL Behring Recombinant Facility AG, or CSL, a wholly-owned indirect subsidiary of CSL Limited.

The Company evaluates its arrangements pursuant to Accounting Standards Codification, or ASC, on Collaborative Arrangements, or ASC 808, and the Financial Accounting Standards Board’s, or FASB, Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. When evaluating multiple element arrangements under ASU 2009-13, the Company identifies the deliverables included within the agreement and determines whether the deliverables under the arrangement represent separate units of accounting. Deliverables under the arrangement are a separate unit of accounting if (i) the delivered item has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item and delivery or performance of the undelivered items are considered probable and substantially within the Company’s control. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The Company considers whether the collaborator can use the license or other deliverables for their intended purpose without the receipt of the remaining elements, and whether the value of the deliverable is dependent on the undelivered items and whether there are other vendors that can provide the undelivered items.

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

Milestones

At the inception of each arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive, in accordance with ASU No. 2010-17, Revenue Recognition—Milestone Method. A milestone is defined as an event that can only be achieved based on the Company’s performance, and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones under accounting guidance. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the Company’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (b) the consideration relates solely to past performance, (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement and (d) the milestone fee is refundable or adjusts based on future performance or non-performance. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. Payments that are contingent upon the achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved, assuming all other revenue recognition criteria are met.

Sales-based and commercial milestones are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

Profit Share on Sandoz’ Sales of Enoxaparin Sodium Injection and GLATOPA® 20 mg/mL

Profit share revenue is reported as product revenue and is recognized based upon contractual profit of licensed products in licensed territories in the period the sales occur as provided by the collaboration agreement. The amount of net sales and contractual profit is determined based on amounts provided by the collaborator and involve the use of estimates and judgments, such as product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and other rebates, distributor, wholesaler and group purchasing organizations fees, product returns, and co-payment assistance costs, which could be adjusted based on actual results in the future. The Company is highly dependent on Sandoz for timely and accurate information regarding any net revenues realized from sales of Enoxaparin Sodium Injection and GLATOPA in order to accurately report its results of operations.

Collaboration Costs and Reimbursements

Under its collaborations, the Company incurs employee expenses as well as external costs for development and commercial activities, presented as operating expenses. Reimbursements of those costs under the Company’s collaboration arrangements may be presented as revenue or a reduction of operating expenses, depending on the nature of responsibilities of each party under the collaboration.

Under the Company’s collaboration with Mylan, because the collaboration arrangement is a cost sharing arrangement with shared responsibilities, reimbursement by Mylan for its share of the development effort is presented as a reduction of operating expense. Similarly, amounts owed to Mylan to reimburse them for the Company’s share of their costs incurred are recorded as an operating expense.

Under the Company’s collaborations with Sandoz, since the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for services the Company is obligated to provide to Sandoz, the reimbursements for such services are recorded as revenues on a gross basis. Revenues are recognized upon completion of the services.

Under the Company’s collaboration with CSL, since the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for services the Company is obligated to provide to CSL, the reimbursements for such services are recorded as revenues on a gross basis. Revenues are recognized upon completion of the services performed. Under the arrangement, the Company incurs certain reimbursable materials costs on CSL's behalf, which are netted against research and development expense.

Collaboration Receivable

Collaboration receivable represents:

•	Amounts due to the Company for its contractual profit share on Sandoz’ sales of Enoxaparin Sodium Injection and GLATOPA 20 mg/mL;

•
Amounts due to the Company for reimbursement of research and development services and certain external costs under the collaborations with Sandoz and CSL, and, where applicable, the former collaboration with Baxalta;

•
Amounts due from Mylan for its 50% share of certain collaboration expenses under the cost-sharing provisions of the Mylan Collaboration Agreement that are not funded through the continuation payments; and

•
As of December 31, 2016, the $51.2 million asset return payment due from Baxalta, as discussed in Note 5, "Collaboration and License Agreements." In January 2017, the Company received the $51.2 million payment from Baxalta.

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

The following table presents anti-dilutive shares for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average anti-dilutive shares related to:
Outstanding stock options	4,784	7,156	4,273	6,908
Restricted stock awards	1,467	1,323	1,542	829

Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same for the three and six months ended June 30, 2017 and 2016. Anti-dilutive shares comprise the impact of the number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the Company had net income. Furthermore, approximately 1.3 million of performance-based restricted common stock awards that were granted between April 2016 and June 30, 2017 had not vested as of June 30, 2017, and were excluded from diluted shares outstanding as the vesting conditions for the awards, discussed further in Note 6 “Share-Based Payments -- Restricted Stock and Restricted Stock Units,” had not been met as of June 30, 2017.

Fair Value Measurements

The tables below present information about the Company’s assets that are regularly measured and carried at fair value as of June 30, 2017 and December 31, 2016, and indicate the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

Description	Balance as of June 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds and overnight repurchase agreements	$98,090	$69,090	$29,000	$—
Marketable securities:
U.S. government-sponsored enterprise securities	2,187	—	2,187	—
Corporate debt securities	135,838	—	135,838	—
Commercial paper obligations	131,180	—	131,180	—
Asset-backed securities	76,778	—	76,778	—

Total	$444,073	$69,090	$374,983	$—

Description	Balance as of December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds and overnight repurchase agreements	$145,510	$121,510	$24,000	$—
Marketable securities:
Corporate debt securities	47,906	—	47,906	—
Commercial paper obligations	84,436	—	84,436	—
Asset-backed securities	70,071	—	70,071	—

Total	$347,923	$121,510	$226,413	$—

The Company held $29.0 million and $24.0 million in overnight repurchase agreements as of June 30, 2017 and December 31, 2016, respectively. The instruments are classified as Level 2 due to the collateral including both U.S. government-sponsored enterprise securities and treasury instruments.

There have been no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2017 and 2016. In addition, there were no changes in valuation techniques or transfers between the fair value measurement levels during the three and six months ended June 30, 2017. The fair value of Level 2 instruments classified as marketable securities were determined through third party pricing services. For a description of the Company’s validation procedures related to prices provided by third party pricing services, refer to Note 2 “Summary of Significant Accounting Policies -- Fair Value Measurements” to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016. The carrying amounts reflected in the Company’s consolidated balance sheets for cash, collaboration receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Cash, Cash Equivalents and Marketable Securities

The Company’s cash equivalents are composed of money market funds and overnight repurchase agreements. Money market funds are carried at fair value, which approximate cost at June 30, 2017 and December 31, 2016. Overnight repurchase agreement yields are comparable to money market funds where principal and interest on the instruments is due the next day.

The Company classifies corporate debt securities, commercial paper and asset-backed securities as short-term and long-term marketable securities in its consolidated financial statements. See Note 2 “Summary of Significant Accounting Policies --

Cash, Cash Equivalents and Marketable Securities” to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the Company’s accounting policies.

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of June 30, 2017 and December 31, 2016 (in thousands):

As of June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$110,841	$—	$—	$110,841
U.S. government-sponsored enterprise securities due in one year or less	2,188	—	(1)	2,187
Corporate debt securities due in one year or less	135,889	1	(52)	135,838
Commercial paper obligations due in one year or less	131,102	78	—	131,180
Asset-backed securities due in one year or less	66,519	—	(20)	66,499
Asset-backed securities due in two years or less	10,290	—	(11)	10,279

Total	$456,829	$79	$(84)	$456,824

Reported as:
Cash and cash equivalents	$110,841	$—	$—	$110,841
Marketable securities	345,988	79	(84)	345,983

Total	$456,829	$79	$(84)	$456,824

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$150,738	$—	$—	$150,738
Corporate debt securities due in one year or less	47,942	—	(36)	47,906
Commercial paper obligations due in one year or less	84,301	135	—	84,436
Asset-backed securities due in one year or less	70,084	1	(14)	70,071

Total	$353,065	$136	$(50)	$353,151

Reported as:
Cash and cash equivalents	$150,738	$—	$—	$150,738
Marketable securities	202,327	136	(50)	202,413

Total	$353,065	$136	$(50)	$353,151

At June 30, 2017 and December 31, 2016, the Company held 59 and 31 marketable securities, respectively, that were in a continuous unrealized loss position for less than one year. As the unrealized losses on these securities were caused by fluctuations in interest rates, the Company concluded that no other-than-temporary impairment exists with respect to these securities. At June 30, 2017 and December 31, 2016, there were no securities in a continuous unrealized loss position for greater than one year.  The Company believes the unrealized losses were caused by fluctuations in interest rates.

The following table summarizes the aggregate fair value of these securities as of June 30, 2017 and December 31, 2016 (in thousands):

	As of June 30, 2017		As of December 31, 2016
	Aggregate Fair Value	Unrealized Losses	Aggregate Fair Value	Unrealized Losses
Corporate debt securities due in one year or less	$123,068	$(52)	$47,906	$(36)
Asset-backed securities due in one year or less	$64,998	$(20)	$60,787	$(14)
Asset-backed securities due in two years or less	$10,279	$(11)	$—	$—
U.S. Government-sponsored enterprise due in one year or less	$2,187	$(1)	$—	$—

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued the following amendments to ASU 2014-09, which have the same effective date and transition date of January 1, 2018:

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

The Company expects to adopt the new standard using the modified retrospective method as permissible under the transitional provisions of Topic 606 for all contracts not yet completed as of the effective date. The modified retrospective method applies the guidance retrospectively only to the most current period presented in the financial statements, recognizing the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings (or deficit) at the date of initial application. The Company continues to progress its analysis of its arrangements with Sandoz, Mylan and CSL under the new accounting standard. As of June 30, 2017, the Company is unable to estimate the expected financial statement impact of applying the new standard to these arrangements. During the second half of 2017, the Company plans to finalize its analysis to determine the impact this standard may have on its results of operations, financial position and disclosures.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which amended guidance related to business combinations. The amended guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new accounting guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company early adopted this new guidance as of January 1, 2017 and will apply this new guidance to any future acquisitions.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting or ASU 2017-09. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 introduces guidance that an entity should account for the effects of a modification unless all the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified and if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted, applied prospectively to an award modified on or after the adoption date. The Company early adopted this new guidance as of July 1, 2017 and has applied this new guidance prospectively to any modifications to share-based payment awards.

3. Intangible Assets

Intangible assets consist solely of the core developed technology assets acquired from Parivid. See Note 6 “Intangible Assets” to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the Parivid agreement.

The intangible assets are being amortized using the straight-line method over the estimated useful life of GLATOPA 20 mg/mL of approximately six years through June 2021. As of June 30, 2017 and December 31, 2016, intangible assets, net of accumulated amortization, were as follows (in thousands):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets	$13,617	$(9,004)	$4,613	$13,617	$(8,428)	$5,189

Amortization expense was approximately $0.3 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively. Amortization expense was approximately $0.6 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively.
The Company expects to incur amortization expense of approximately $1.2 million per year for the next four years.
4. Restricted Cash
The Company designated $17.5 million as collateral for a security bond posted in the litigation against Amphastar and International Medical Systems, Ltd., a wholly owned subsidiary of Amphastar Pharmaceuticals, Inc. Additional information regarding the litigation is discussed within Note 8 "Commitments and Contingencies." The $17.5 million is held in an escrow account by Hanover Insurance. The Company classified this restricted cash as long-term as the timing of a final decision in the Enoxaparin Sodium Injection patent litigation is not known.
The Company designated $2.4 million as collateral for a letter of credit related to the lease of office and laboratory space located at 675 West Kendall Street in Cambridge, Massachusetts. This balance will remain restricted through April 2018 and is therefore classified as current in the Company's consolidated balance sheet. The Company will earn interest on the balance.
The Company designated $0.7 million as collateral for a letter of credit related to the lease of office and laboratory space located at 320 Bent Street in Cambridge, Massachusetts. This balance will remain restricted through February 2027 and is therefore classified as non-current in the Company's consolidated balance sheet. The Company will earn interest on the balance.
The Company designated $1.1 million as collateral for a letter of credit related to the lease of office and laboratory space located on the fifth floor of 301 Binney Street in Cambridge, Massachusetts. This balance will remain restricted through June 2025 and is therefore classified as non-current in the Company’s consolidated balance sheet. The Company will earn interest on the balance.
5. Collaboration and License Agreements

At June 30, 2017, the Company had collaboration and license agreements with Sandoz, Sandoz AG, Mylan and CSL. M923, the Company's biosimilar HUMIRA® (adalimumab) candidate, was previously developed in collaboration with Baxalta under the Baxalta Collaboration Agreement, as defined below. The Baxalta Collaboration Agreement was terminated effective December 31, 2016.

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

The Company is also reimbursed for certain costs under the arrangement with CSL, and such amounts are also recorded as revenue or reductions to research and development expense and general and administrative expense depending on the nature of the activities.

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

	For the Three Months Ended June 30, 2017
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Mylan Collaboration Agreement (1)	CSL License Agreement (2)	Total Collaborations
Collaboration revenues:
Product revenue	$—	$19,140	$—	$—	$19,140
Research and development revenue:
Recognition of upfront payments	—	—	1,381	—	1,381
Research and development services and external costs	1,799	529	—	721	3,049
Total research and development revenue	1,799	529	1,381	721	4,430
Total collaboration revenues	$1,799	$19,669	$1,381	$721	$23,570
Operating expenses:
Research and development expense	$411	$888	$17,070	$2,276	$20,645
General and administrative expense	5,080	213	962	41	6,296
Less: reimbursable costs	—	—	(7,214)	(3,496)	(10,710)
Total operating expenses	$5,491	$1,101	$10,818	$(1,179)	$16,231

	For the Three Months Ended June 30, 2016
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Mylan Collaboration Agreement (1)	Baxalta Collaboration Agreement (3)	Total Collaborations
Collaboration revenues:
Product revenue	$—	$20,692	$—	$—	$20,692
Research and development revenue:
Recognition of upfront payments	—	—	1,843	2,442	4,285
Research and development services and external costs	61	739	—	653	1,453
Total research and development revenue	61	739	1,843	3,095	5,738
Total collaboration revenues	$61	$21,431	$1,843	$3,095	$26,430
Operating expenses:
Research and development expense	$—	$1,001	$16,816	$164	$17,981
General and administrative expense	469	180	904	42	1,595
Less: reimbursable costs	—	—	(8,860)	—	(8,860)
Total operating expenses	$469	$1,181	$8,860	$206	$10,716

	For the Six Months Ended June 30, 2017
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Mylan Collaboration Agreement (1)	CSL License Agreement (2)	Total Collaborations
Collaboration revenues:
Product revenue	$—	$42,544	$—	$—	$42,544
Research and development revenue:
Recognition of upfront payments	—	—	3,177	—	3,177
Research and development services and external costs	2,762	980	—	721	4,463
Total research and development revenue	2,762	980	3,177	721	7,640
Total collaboration revenues	$2,762	$43,524	$3,177	$721	$50,184
Operating expenses:
Research and development expense	$1,937	$1,153	$29,672	$4,571	$37,333
General and administrative expense	9,630	237	1,492	62	11,421
Less: reimbursable costs	—	—	(12,936)	(3,496)	(16,432)
Total operating expenses	$11,567	$1,390	$18,228	$1,137	$32,322

	For the Six Months Ended June 30, 2016
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Mylan Collaboration Agreement (1)	Baxalta Collaboration Agreement (3)	Total Collaborations
Collaboration revenues:
Product revenue	$—	$35,492	$—	$—	$35,492
Research and development revenue:
Recognition of upfront payments	—	—	2,765	4,884	7,649
Research and development services and external costs	138	1,384	—	1,617	3,139
Total research and development revenue	138	1,384	2,765	6,501	10,788
Total collaboration revenues	$138	$36,876	$2,765	$6,501	$46,280
Operating expenses:
Research and development expense	$—	$1,294	$24,176	$478	$25,948
General and administrative expense	1,533	275	1,128	324	3,260
Less: reimbursable costs	—	—	(12,652)	—	(12,652)
Total operating expenses	$1,533	$1,569	$12,652	$802	$16,556

(1)
The Mylan Collaboration Agreement, as defined below, became effective on February 9, 2016. As a result of the cost-sharing provisions of the Mylan Collaboration Agreement, the Company offset approximately $6.8 million and $8.4 million, respectively, against research and development costs and $0.5 million and $0.5 million, respectively, against general and administrative expenses during the three months ended June 30, 2017 and June 30, 2016. During the six months ended June 30, 2017 and June 30, 2016, the Company offset approximately $12.3 million and $12.1 million, respectively, against research and development costs and $0.6 million and $0.6 million, respectively, against general and administrative expenses.

(2)
The CSL License Agreement, as defined below, became effective on February 17, 2017. Research and development expenses were reduced by $3.5 million of reimbursable M230 material costs incurred since February 17, 2017.

(3)	The Baxalta Collaboration Agreement was terminated effective December 31, 2016.

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

Sandoz began selling Enoxaparin Sodium Injection in July 2010. In June 2015, the Company and Sandoz amended the 2003 Sandoz Collaboration Agreement, effective April 1, 2015, to provide that Sandoz would pay the Company 50% of contractually defined profits on sales. Due to increased generic competition and resulting decreased market pricing for generic enoxaparin sodium injection products, Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the three and six months ended June 30, 2017 and 2016, and therefore the Company recorded no product revenue for Enoxaparin Sodium Injection in those periods. The Company recognized research and development revenue from full-time equivalent, or FTE, services and external costs of $1.8 million and $0.1 million in the three months ended June 30, 2017 and 2016, respectively. The Company recognized research and development revenue from FTE services and external costs of $2.8 million and $0.1 million in the six months ended June 30, 2017 and 2016, respectively.

2006 Sandoz Collaboration Agreement

In 2006 and 2007, the Company entered into a series of agreements, including a collaboration and license agreement, as amended, or the 2006 Sandoz Collaboration Agreement, with Sandoz AG. Under the 2006 Sandoz Collaboration Agreement, the Company and Sandoz AG agreed to exclusively collaborate on the development and commercialization of GLATOPA, among other products. Costs, including development costs and the costs of clinical studies, will be borne by the parties in varying proportions depending on the type of expense. For GLATOPA, the Company is generally responsible for all of the development costs in the United States. For GLATOPA outside of the United States, the Company shares development costs in proportion to its profit sharing interest. The Company is reimbursed at a contractual FTE rate for any FTE employee expenses as well as any external costs incurred in the development of products to the extent development costs are borne by Sandoz. All commercialization costs are borne by Sandoz.

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

Sandoz commenced sales of GLATOPA 20 mg/mL in the United States on June 18, 2015. Under the 2006 Sandoz Collaboration Agreement, the Company earns 50% of contractually defined profits on Sandoz’ worldwide net sales of GLATOPA 20 mg/mL. The Company is entitled to earn 50% of contractually defined profits on Sandoz’ worldwide net sales of GLATOPA 40 mg/mL, if and when GLATOPA 40 mg/mL is commercialized. Profits on net sales of GLATOPA are calculated by deducting from net sales the costs of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. With respect to GLATOPA, Sandoz is responsible for funding all of the legal expenses incurred under the 2006 Sandoz Collaboration Agreement, except for FTE costs with respect to certain legal activities for GLATOPA; however a portion of certain legal expenses, including any patent infringement damages, can be offset against the profit-sharing amounts in proportion to the Company's 50% profit sharing interest.

For the three months ended June 30, 2017, the Company recorded $19.1 million in product revenues from Sandoz’ sales of GLATOPA 20 mg/mL. For the six months ended June 30, 2017, the Company recorded $42.5 million in product revenues from Sandoz’ sales of GLATOPA 20 mg/mL. The Company recognized research and development revenue from FTE services and external costs of $0.5 million and $0.7 million in the three months ended June 30, 2017 and 2016, respectively. The Company recognized research and development revenue from FTE services and external costs of $1.0 million and $1.4 million in the six months ended June 30, 2017 and 2016, respectively. On July 1, 2017, the Company earned a $10 million milestone payment in connection with GLATOPA 20 mg/mL's continuing to be the sole FDA-approved generic of COPAXONE® (glatiramer acetate injection) and achieving a certain level of contractually defined profits in the United States The Company is eligible to receive in the aggregate up to $110 million in additional milestone payments upon the achievement of certain commercial and sales-based milestones for GLATOPA in the United States. None of these payments, once received, is refundable and there are no general rights of return in the arrangement. Sandoz AG has agreed to indemnify the Company for various claims, and a certain portion of such costs may be offset against certain future payments received by the Company.

Baxalta Collaboration Agreement

The Company and Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA (or collectively referred to as Baxter) entered into a global collaboration and license agreement, or the Baxter Collaboration Agreement, effective February 2012, to develop and commercialize biosimilars, including M923. In connection with Baxter's internal corporate restructuring in July 2015, Baxter assigned the Baxter Collaboration Agreement to Baxalta U.S. Inc., Baxalta GmbH and Baxalta Incorporated, collectively referred to as Baxalta. Subsequent to the assignment, the Company refers to "Baxter" as "Baxalta" and the "Baxter Collaboration Agreement" as the "Baxalta Collaboration Agreement." On June 3, 2016, Baxalta Incorporated and Shire plc, or Shire, announced the completion of the combination of Baxalta Incorporated and Shire. As a result of the combination, Baxalta Incorporated, of which Baxalta US Inc. and Baxalta GmbH are wholly-owned subsidiaries, is a wholly-owned subsidiary of Shire. On September 27, 2016, Baxalta gave the Company twelve months’ prior written notice of the exercise of its right to terminate for its convenience the Baxalta Collaboration Agreement. On December 31, 2016, the Company and Baxalta entered into an asset return and termination agreement, or the Baxalta Termination Agreement, which amended certain termination provisions of the Baxalta Collaboration Agreement and made the termination of that agreement effective as of December 31, 2016. Baxalta was relieved of its obligations to continue to perform activities for M923 after December 31, 2016, except for certain on-going clinical and regulatory activities, the majority of which have been completed, and in January 2017, Baxalta paid the Company a one-time cash payment of $51.2 million representing the costs Baxalta would have incurred in performing the activities it would have performed under Baxalta Collaboration Agreement through the original termination date.

Mylan Collaboration Agreement

On January 8, 2016, the Company and Mylan entered into a collaboration agreement, or the Mylan Collaboration Agreement, which became effective on February 9, 2016, pursuant to which the Company and Mylan agreed to collaborate exclusively, on a worldwide basis, to develop, manufacture and commercialize six of the Company’s biosimilar candidates, including M834.

Under the terms of the Mylan Collaboration Agreement, Mylan paid the Company a non-refundable upfront payment of $45 million. In addition, the Company and Mylan equally share costs (including development, manufacturing, commercialization and certain legal expenses) and profits (losses) with respect to such product candidates, with Mylan funding its share of collaboration expenses incurred by the Company, in part, through up to six contingent milestone payments, totaling up to $200 million across the six product candidates, two of which, totaling $60 million, the Company received in the year ended December 31, 2016.

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

At the inception of the Mylan Collaboration Agreement, the Company delivered development and product licenses for all six collaboration products and commenced revenue recognition of the arrangement consideration allocated the respective units of accounting. In addition, the Company began revenue recognition for the arrangement consideration allocated to the joint steering committee unit of accounting. The Company is recording revenue associated with the upfront payment on a straight-line basis over the applicable performance period during which the research and development services are expected to be delivered, which begins upon delivery of the development and product license and ends upon FDA approval of the product. The Company currently estimates that the performance period for the M834 unit of accounting is approximately five years, an average of approximately seven years for the additional five combined units of accounting and approximately eight years for the joint steering committee unit of accounting. As of June 30, 2017, $35.5 million was deferred under this agreement, of which $4.7 million was included in current liabilities and $30.8 million was included in non-current liabilities in the consolidated balance sheet.

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

Mylan will initially fund a portion of its 50% share of collaboration expenses through contingent milestone payments of up to $200 million across the six product candidates and any unused portion of the contingent payment(s) will be available to offset Mylan’s 50% share of future collaboration costs. If in a given year a contingent payment is not expected to be made by Mylan and there is no balance available from a prior contingent payment balance as of the beginning of the collaboration year, the parties will reconcile total collaboration expenses on a semi-annual basis and Mylan will make a payment to the Company. During the year ended December 31, 2016, the Company received two milestone payments totaling $60 million, of which

$20.4 million will be applied toward the funding of Mylan's 50% share of certain collaboration expenses to be incurred in 2017 and is included in collaboration advance in the Company's consolidated balance sheet. The Company is eligible to receive up to $140 million in additional contingent milestone payments from Mylan, of which the Company expects to receive $35 million in the next 12 months.

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

The Company identified the deliverables at the inception of the CSL License Agreement. The deliverables were determined to include (i) the M230 research, development, manufacturing and commercialization license, (ii) the research license for other Fc multimer proteins and (iii) the Company's responsibility to transfer the technology package relating to M230 to CSL. The best estimate of the selling price associated with the Company's participation on the joint steering committee was deemed to be de minimis, and therefore was not evaluated further. The Company determined that the M230 research, development, manufacturing and commercialization license does not have stand-alone value separate and apart from the Company's responsibility to transfer the M230 technology package to CSL because (1) there are no other vendors selling similar licenses on a stand-alone basis, (2) CSL does not have the contractual right to resell the license or the transferred technology, and (3) CSL is unable to use the license for its intended purpose without the technology transfer. In addition, the Company determined that the research license does not have stand-alone value. As such, the Company determined that there is one unit of accounting. The total arrangement consideration of $50 million was allocated to the single unit of accounting and will be recognized as revenue once the technology transfer is completed, which is the final item to be delivered in the unit of accounting. The technology transfer is expected to be completed by the end of 2017. As of June 30, 2017, $50 million was included in deferred revenue under the CSL License Agreement and was classified as a current liability in the consolidated balance sheet. The Company recognized research and development revenue from full-time equivalent, or FTE, services and external costs of $0.7 million in the three and six months ended June 30, 2017.

6. Share-Based Payments

Equity Award Plans

On March 14, 2017, the Company's Board of Directors approved the amendment and restatement of the Company’s 2013 Incentive Award Plan, or the Amended and Restated 2013 Plan, subject to and effective upon stockholder approval. At the Company’s 2017 Annual Meeting of Stockholders, held on June 20, 2017, stockholders approved the Amended and Restated 2013 Plan. The Amended and Restated 2013 Plan, among other things, increases the number of shares of common stock available for issuance under the plan by 4,300,000 shares.

On March 14, 2017, the Company's Board of Directors approved the amendment and restatement of the Company’s 2004 Employee Stock Purchase Plan, or the Amended and Restated ESPP, subject to and effective upon stockholder approval. Stockholders approved the Amended and Restated ESPP at the 2017 Annual Meeting. The Amended and Restated ESPP increases the number of shares of common stock available for issuance under the ESPP by 1,400,000 shares.

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

For those employees who did not opt out, the Retirement Policy amended the terms of existing grants of time-based options effective January 11, 2017; therefore, in the consolidated statement of operations for the six months ended June 30, 2017, the Company recorded incremental compensation expense of $0.4 million related to the modification of those options, of which $0.3 million was included in the general administrative expense and $0.1 million was included in research and development expense.

Share-Based Compensation

The table below presents share-based compensation expense for research and development as well as general and administrative expense, both of which are included in operating expenses, in the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Research and development	$1,760	$2,319	$4,223	$4,384
General and administrative	2,830	2,670	7,170	5,433
Total share-based compensation expense	$4,590	$4,989	$11,393	$9,817

The following table summarizes share-based compensation expense by award category recorded in each of the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Stock options	$2,719	$2,372	$5,325	$5,130
Restricted stock awards and units	1,754	2,514	5,831	4,472
Employee stock purchase plan	117	103	237	215
Total share-based compensation expense	$4,590	$4,989	$11,393	$9,817

During the six months ended June 30, 2017, the Company granted 1,321,630 options to its employees and board members. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions are noted in the table below. The weighted average grant date fair value of option awards granted during the three months ended June 30, 2017 and 2016 was $8.39 per option and $5.85 per option, respectively. The weighted average grant date fair value of option awards granted during the six months ended June 30, 2017 and 2016 was $9.23 per option and $5.82 per option, respectively.

The following tables summarize the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016
Expected volatility	50%	62%	54%	57%
Expected dividends	—	—	—	—
Expected life (years)	6.1	5.8	0.5	0.5
Risk-free interest rate	2.0%	1.5%	0.7%	0.5%

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Expected volatility	53%	58%	57%	56%
Expected dividends	—	—	—	—
Expected life (years)	5.8	6.1	0.5	0.5
Risk-free interest rate	2.1%	1.5%	0.5%	0.4%

At June 30, 2017, the total remaining unrecognized compensation cost related to nonvested option awards amounted to $21.6 million, which will be recognized over the weighted average remaining requisite service period of 2.7 years.

During the six months ended June 30, 2017, the Company issued 57,007 shares of common stock to employees under the employee stock purchase plan, or ESPP, resulting in proceeds of approximately $0.5 million.

Restricted Stock and Restricted Stock Units

The Company has granted time-based restricted stock and restricted stock units to its employees, officers and board members and performance-based restricted stock to its employees and officers.

Since April 2016, the Company awarded 1,728,495 shares of performance-based restricted stock to employees and officers. The vesting of the shares is subject to the Company achieving up to two of three possible performance milestones on or before April 13, 2019. Upon achieving each of the first and second milestones, 25% of the shares will vest on the later of the milestone achievement date and the first anniversary of the grant date, and an additional 25% of the shares will vest on the one year anniversary of such achievement date, subject to a requirement that recipients remain employees through each applicable vesting date. Each quarter, the Company evaluates the probability of achieving the milestones on or before April 13, 2019, and its estimate of the implicit service period over which the fair value of the awards will be recognized and expensed. As a result of discontinuing its necuparanib program in the third quarter of 2016, the Company determined that only two of the three performance milestones are possible to achieve prior to April 13, 2019. The Company has determined that attainment of the remaining performance conditions is probable and is expensing the fair value of the shares over the implicit service period using the accelerated attribution method. In the three and six months ended June 30, 2017, the Company recognized approximately $0.5 million and $3.5 million of stock compensation costs related to these awards, respectively.

In the six months ended June 30, 2017, the Company awarded 519,753 shares of time-based restricted stock units to its employees. The time-based restricted stock units vest as to 25% on the one year anniversary of the grant date and as to 6.25% quarterly over three years that follow the grant date. Time-based awards are generally forfeited if the employment relationship terminates with the Company prior to vesting, except as provided in the Retirement Policy.

As of June 30, 2017, the total remaining unrecognized compensation cost related to all nonvested time-based restricted stock and restricted stock units and performance-based restricted stock awards amounted to $18.4 million, which is expected to be recognized over the weighted average remaining requisite service period of approximately 2.5 years.

The following table summarizes restricted stock and restricted stock unit activity as of June 30, 2017 and the changes during the six months ended June 30, 2017 under the Company’s 2013 Incentive Award Plan, as amended and restated (in thousands, except per share amounts):

	Number of Shares or Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	1,992	$10.64
Granted	602	18.37
Vested	(196)	12.34
Forfeited	(237)	11.82
Nonvested at June 30, 2017	2,161	$12.51

Nonvested restricted stock awards and restricted stock units have vesting conditions as summarized below (in thousands):

Vesting Condition	Nonvested Shares or Units
Time-based	829
Performance-based and time-based	1,332
Nonvested at June 30, 2017	2,161

7. Equity Financings

In April 2015, the Company entered into an At-the-Market Equity Offering Sales Agreement, or the 2015 ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which the Company was authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. The Company was required to pay Stifel a commission of 2.0% of the gross proceeds from the sale of shares of its common stock under the 2015 ATM Agreement. From April 2015 through December 2015, the Company sold approximately 0.5 million shares of common stock under the 2015 ATM Agreement pursuant to an effective shelf registration statement on Form S-3 (Reg. No. 333-188227) previously filed with the SEC and a related prospectus supplement, and raised net proceeds of approximately $9.3 million. In the six months ended June 30, 2017, the Company sold approximately 4.5 million shares of common stock pursuant to an effective shelf registration statement (Reg. No. 333-209813) and a related prospectus supplement, raising net proceeds of $64.1 million, and concluded sales under the 2015 ATM Agreement.

8. Commitments and Contingencies

Operating Leases
The Company leases office space and equipment under various operating lease agreements. See Note 14 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the Company’s operating lease agreements.
Total operating lease commitments as of June 30, 2017 are as follows (in thousands):

Operating lease commitments	Total
July 1 to December 31, 2017	$6,193
2018	15,369
2019	14,165
2020	14,581
2021	14,935
2022 and beyond	70,004
Total future minimum lease payments	$135,247

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

On December 19, 2016, Teva and Yeda filed suit against the Company and Sandoz Inc. in the United States District Court for the District of Delaware again in response to the filing by Sandoz Inc. of the ANDA with a Paragraph IV certification for GLATOPA 40 mg/mL, for alleged infringement of an Orange Book-listed patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,402,874. On May 1, 2017, the District Court entered the joint stipulation filed by the parties, dismissing the case pertaining to U.S. Patent No. 9,402,874.

On January 31, 2017, Teva filed a suit against the Company and Sandoz Inc. in the United States District Court for the District of New Jersey alleging infringement related to an additional patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,155,775, which issued in October 2015 and expires in October 2035. The Company and Sandoz Inc. filed a motion to dismiss and a motion to transfer the suit to the United States District Court for the District of Delaware. On January 31, 2017, Teva voluntarily dismissed the Company from the New Jersey suit for U.S. Patent No. 9,155,775, maintaining the suit against Sandoz Inc. On May 23, 2017, the United States District Court for the District of New Jersey granted the motion to transfer the suit to the United States District Court for the District of Delaware.

On February 2, 2017, the Company filed a complaint in the United States District Court for the District of Delaware seeking a declaration that U.S. Patent No. 9,155,775 is invalid, not infringed or not enforceable against the Company. In March 2017, Teva filed a motion, which is currently pending, to stay further proceedings in the Delaware action.

Enoxaparin Sodium Injection-related Litigation

On September 21, 2011, the Company and Sandoz Inc. sued Amphastar and Actavis in the United States District Court for the District of Massachusetts for patent infringement. Also in September 2011, the Company filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar and Actavis from selling their Enoxaparin product in the United States. In October 2011, the District Court granted the Company's motion for a preliminary injunction and entered an order enjoining Amphastar and Actavis from advertising, offering for sale or selling their Enoxaparin product in the United States until the conclusion of a trial on the merits and required the Company and Sandoz Inc. to post a security bond of $100 million in connection with the litigation. Amphastar and Actavis appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in January 2012, the CAFC stayed the preliminary injunction. In August 2012, the CAFC vacated the preliminary injunction and remanded the case to the District Court. In September 2012, the Company filed a petition with the CAFC for a rehearing by the full court en banc, which was denied. In February 2013, the Company filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court which was denied in June 2013.

In July 2013, the District Court granted a motion by Amphastar and Actavis for summary judgment. The Company filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, which the CAFC denied in May 2014. On November 10, 2015, the CAFC affirmed the District Court summary judgment decision with respect to Actavis, reversed the District Court summary judgment decision with respect to Amphastar, and remanded the case against Amphastar to the District Court. On January 11, 2016, Amphastar filed a petition for rehearing by the CAFC, which was denied on February 17, 2016. On May 17, 2016, Amphastar filed a petition for writ of certiorari for review of the CAFC decision by the United States Supreme Court, which was denied on October 3, 2016. In April 2017, the Company, Sandoz Inc. and Actavis, or the Settling Parties, settled and signed reciprocal releases of all claims, and filed a voluntary stipulation with the District Court, pursuant to which the Settling Parties stipulated and agreed to dismiss with prejudice all claims and counterclaims among the Settling Parties, without fees or costs to any party, and with the Settling Parties waiving any and all right of appeal. The District Court trial was held in July 2017, and the jury verdict found the Company's patent to be infringed, but invalid and unenforceable. The Company and Sandoz Inc. are considering all available legal options to overturn the portions of the verdict finding the Company's patent to be invalid and unenforceable, including post-trial motions and appeals. In the event that the Company is not successful in further prosecution or settlement of this action against Amphastar, and Amphastar is able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. The Company posted $17.5 million as collateral for the security bond and classified the collateral as restricted cash in its consolidated balance sheet. Litigation involves many risks and uncertainties, and there is no assurance that the Company or Sandoz Inc. will prevail in this patent enforcement suit.

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

On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against the Company and Sandoz Inc. in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic Enoxaparin Sodium Injection. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, the Company and Sandoz Inc. sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and unspecified damages and fees. In December 2015, the Company and Sandoz filed a motion to dismiss and a motion to transfer the case to the United States District Court for the District of Massachusetts. On March 21, 2017, the United States District Court for the Middle District of Tennessee dismissed NGH’s claim for damages against the Company and Sandoz, but allowed the case to move forward, in part, for NGH’s claims for injunctive and declaratory relief. In the same opinion, the United States District Court for the Middle District of Tennessee denied our motion to transfer. On June 9, 2017, NGH filed a motion to amend its complaint to add a new named plaintiff, the American Federation of State, County and Municipal Employees District Council 37 Health & Security Plan (“DC37”). NGH and DC 37 seek to assert claims for damages under the laws of more than 30 different states, on behalf of a putative class of indirect purchasers of Lovenox or generic enoxaparin. On June 30, 2017, the Company and Sandoz filed a brief opposing the motion to amend the complaint. The Court has not yet scheduled a hearing on the motion to amend. While the outcome of litigation is inherently uncertain, the Company believes this suit is without merit, and it intends to vigorously defend itself in this litigation.

9. Subsequent Events
Milestone Payment
On July 1, 2017, the Company earned a $10 million milestone payment in connection with GLATOPA 20 mg/mL's continuing to be the sole FDA-approved generic of COPAXONE and achieving a certain level of contractually defined profits in the United States.
Lease Amendment
On July 24, 2017, the Company entered into the Fourth Amendment to the Lease, or the Fourth Amendment, with BMR-Rogers Street LLC, or BMR, which amends the Lease between Momenta and BMR, dated as of February 5, 2013, as amended. Pursuant to the Fourth Amendment, the Company will lease approximately 52,252 square feet of office space, or the Fourth Floor Binney Premises, on the fourth floor of 301 Binney Street, Cambridge, Massachusetts, or the Binney Building. The Fourth Amendment also amends certain of the terms and conditions of the Company's existing lease of office and laboratory space located in the basement and first and second floors of 320 Bent Street, Cambridge, Massachusetts, or the Bent Premises.
The term of the lease for the Fourth Floor Binney Premises will commence on or before October 1, 2017, or the Binney Commencement Date, and will end on the date that is 126 months from the Binney Commencement Date, unless earlier terminated or extended in accordance with the terms of the Fourth Amendment. The Company has an option, subject to certain terms and conditions, to extend the term of the lease for the Fourth Floor Binney Premises until June 30, 2035. BMR has agreed to make available an approximately $5.0 million allowance for certain tenant improvements the Company is planning to make to the Fourth Floor Binney Premises.
The Company is obligated to pay rent for the Fourth Floor Binney Premises beginning six months after the Binney Commencement Date, or the Rent Commencement Date. From the Rent Commencement Date until the first anniversary of the Rent Commencement Date, the Company is obligated to pay a monthly base rent for the Fourth Floor Binney Premises of $0.3 million, or $73.00 per square foot. On each subsequent anniversary of the Rent Commencement Date, the annual base rent will increase by 3% of the then-current annual base rent. The Company is also obligated to pay certain operating expenses and a property management fee beginning on the Rent Commencement Date. Simultaneous with the execution of the Fourth Amendment, in July 2017, the Company delivered to BMR a security deposit in the form of a letter of credit in the amount of $1.3 million. This balance will remain restricted through September 2028. The Company will earn interest on the balance.
Pursuant to the Fourth Amendment, BMR also agreed to make available an additional $5.2 million allowance for certain tenant improvements the Company is planning to make to the Fourth Floor Binney Premises and the Bent Premises. The base rent for the Bent Premises will be correspondingly increased, effective September 1, 2017, to include the amount of the tenant improvement allowance as amortized over the term of the lease for the Bent Premises. From September 1, 2017 to August 31, 2018, the Company's monthly base rent obligation for the Bent Premises will be $0.7 million, or $77.52 per square foot. Each subsequent September 1 during the term of the lease for the Bent Premises, the Company's annual base rent for the Bent Premises will increase by approximately 2.7% of the then-current annual base rent. Subject to certain terms and conditions, the Company has an option to extend the term of the lease for the Bent Premises until June 30, 2035.
In addition, under the terms of the Fourth Amendment, the Company has a right of first refusal on additional space on the fourth floor of the Binney Building, and a right of first offer on additional space on the fifth floor of the Binney Building.

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

This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many important factors, such as those set forth under “Part II., Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biotechnology company focused on developing generic versions of complex drugs, biosimilars and novel therapeutics for autoimmune diseases.

To date, we have devoted substantially all of our capital resource expenditures to the research and development of our products and product candidates. Although we were profitable in fiscal years 2010 and 2011, since that time we have been incurring operating losses, and we expect to incur annual operating losses over the next several years as we advance our development portfolio. As of June 30, 2017, we had an accumulated deficit of approximately $542.8 million. We will need to generate significant revenue to return to profitability. We expect that our return to profitability, if at all, will most likely come from the commercialization of the products in our development portfolio.

Complex Generics

GLATOPA® 20 mg/mL—Generic Once-daily COPAXONE® (glatiramer acetate injection) 20 mg/mL

On April 16, 2015, the FDA approved the ANDA for once-daily GLATOPA (glatiramer acetate injection) 20 mg/mL, a generic equivalent of once-daily COPAXONE 20 mg/mL. GLATOPA 20 mg/mL is the first "AP" rated, substitutable generic equivalent of once-daily COPAXONE. Sandoz commenced sales of GLATOPA 20 mg/mL on June 18, 2015. Under our collaboration agreement with Sandoz, we earn 50% of contractually defined profits on GLATOPA 20 mg/mL sales. For the three months ended June 30, 2017, we recorded $19.1 million in product revenues from Sandoz’ sales of GLATOPA 20 mg/mL, reflecting $19.7 million in profit share net of a deduction of $0.6 million for reimbursement to Sandoz of 50% of GLATOPA-related legal expenses incurred by Sandoz. On July 1, 2017, we earned a $10 million milestone payment in connection with GLATOPA 20 mg/mL's continuing to be the sole FDA-approved generic of COPAXONE and achieving a certain level of contractually defined profits in the United States.

GLATOPA® 40 mg/mL—Generic Three-times-weekly COPAXONE® (glatiramer acetate injection) 40 mg/mL

An ANDA seeking approval for GLATOPA 40 mg/mL, our generic version of three-times-weekly COPAXONE 40 mg/mL, was filed by our partner, Sandoz, in February 2014 and remains under review by the FDA. Our GLATOPA 40 mg/mL formulation contains the same drug substance as GLATOPA 20 mg/mL, which we believe should help streamline the FDA review of the ANDA. To date, Sandoz is the only ANDA applicant for the three-times-weekly COPAXONE 40 mg/mL with an FDA-approved active pharmaceutical ingredient. On February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturing partner for GLATOPA, Pfizer Inc., received an FDA warning letter. Although the FDA warning letter does not restrict the production or shipment of the GLATOPA 20 mg/mL product that is currently marketed by Sandoz in the United States, the FDA may withhold approval of pending drug applications listing the Pfizer Inc. facility, including the ANDA for GLATOPA 40 mg/mL, until satisfactory resolution of the compliance observations in the FDA warning letter. We are working with Sandoz to resolve this matter. We believe it continues to be possible for the GLATOPA 40 mg/mL ANDA to be approved in 2017.

On January 30, 2017, the District Court for the District of Delaware found invalid four Orange Book-listed patents related to COPAXONE 40 mg/mL that we were alleged to have infringed. Three of these patents had previously been found invalid in August 2016 by the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, or PTAB, in an Inter Partes Review, or IPR, filed by an unrelated third party. On February 2, 2017, Teva and Yeda filed a notice of appeal of the District Court's January 30, 2017 decision to the Court of Appeals for the Federal Circuit. This and other legal proceedings related to GLATOPA 40 mg/mL are described under "Part II., Item 1. Legal Proceedings -- GLATOPA 40 mg/mL-Related Proceedings."
Enoxaparin Sodium Injection—Generic LOVENOX®
Under our amended collaboration agreement with Sandoz, Sandoz is obligated to pay us 50% of contractually defined profits on sales of Enoxaparin Sodium Injection.
Due to increased generic competition and resulting decreased market pricing for generic enoxaparin sodium injection products, Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the three months ended June 30, 2017, and therefore we recorded no product revenue for Enoxaparin Sodium Injection in the same period.

Legal proceedings related to Enoxaparin Sodium Injection are described under "Part II., Item 1. Legal Proceedings -- Enoxaparin Sodium Injection-Related Proceedings."

Biosimilars

M923—Biosimilar HUMIRA® (adalimumab) Candidate

In November 2016, following an interim analysis, we announced that the confirmatory, randomized, double-blind, multi-center, global study evaluating the efficacy, safety and immunogenicity of M923 in adult patients with moderate-to-severe chronic plaque psoriasis met its primary endpoint. Patients received up to 48 weeks treatment with M923, HUMIRA, or HUMIRA alternating with M923. The proportion of subjects who achieved the primary endpoint, at least 75% reduction in the Psoriasis Area and Severity Index, or PASI-75, following 16 weeks of treatment, was equivalent between M923 and HUMIRA. The estimated difference in responders was well within the pre-specified confidence interval, confirming equivalence. Equivalence was also achieved for all secondary efficacy endpoints, including the achievement of PASI-50, PASI-90, proportion achieving clear or near-clear skin, and change from baseline in absolute PASI score. Adverse events were comparable in terms of type, frequency, and severity, and were consistent with the published safety data for HUMIRA. Due to unexpectedly high enrollment rates, additional patients to those included in the interim analysis were enrolled in the study. These patients will be included in the regulatory submission.

We are working toward the first regulatory submission for marketing approval for M923 in the fourth quarter of 2017 and, subject to marketing approval and patent considerations, we believe the first commercial launch could be as early as the 2020 timeframe.
M923 was previously developed in collaboration with Baxalta. In June 2016, Baxalta became a wholly-owned subsidiary of Shire plc. In September 2016, Baxalta gave us twelve months' prior written notice of the exercise of its right to terminate for its convenience our collaboration agreement. On December 31, 2016, we and Baxalta entered into an asset return and termination agreement, or the Baxalta Termination Agreement, amending certain termination provisions of the Baxalta Collaboration Agreement and making the termination of the Baxalta Collaboration Agreement effective December 31, 2016. Baxalta was relieved of its obligations to continue to perform activities for M923 after December 31, 2016, except for certain clinical and regulatory activities, the majority of which have been completed. In January 2017, Baxalta paid us a one-time cash payment of $51.2 million, representing the costs Baxalta would have incurred in performing the activities it would have performed under the Baxalta Collaboration Agreement through the original termination effective date.
We continue to identify and evaluate potential collaboration opportunities to further develop and commercialize M923.
M834—Biosimilar ORENCIA® (abatacept) Candidate
On January 8, 2016, we entered into a collaboration agreement, which became effective on February 9, 2016, with Mylan Ireland Limited, a wholly-owned indirect subsidiary of Mylan N.V., or Mylan, to develop and commercialize M834. In November 2016, we initiated a randomized, double-blind, three-arm, parallel group, single-dose Phase 1 clinical trial in normal healthy volunteers to compare the pharmacokinetics, safety and immunogenicity of M834 to U.S.-sourced and EU-sourced ORENCIA. We plan to report top-line data from the trial in the second half of 2017.

We believe there is currently limited biosimilar competition for M834. Subject to development, marketing approval and patent considerations, we plan to be able to launch M834 in the 2020 timeframe to be able to be among the first biosimilars of ORENCIA on the market in the United States.
ORENCIA's composition of matter patents expire in the United States in 2019. In December 2016, the PTAB in an IPR we filed upheld the validity of Bristol-Myers Squibb's formulation patent U.S. Patent No. 8,476,239 on ORENCIA. This proceeding is further discussed below under "Part II., Item 1. Legal Proceedings -- M834-Related Proceedings."

Other Biosimilar Candidates

Our Mylan collaboration includes the development of five other biosimilar candidates from our portfolio in addition to M834, including our undisclosed biosimilar candidate, M710. We and Mylan are targeting the first regulatory submission for M710 clinical development in late 2017 or early 2018. We and Mylan will share equally costs and profits (losses) related to these earlier stage product candidates. We and Mylan will share development and manufacturing responsibilities across product candidates, and Mylan will lead commercialization of the products.

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

M281 - Anti-FcRn Candidate

M281 is a fully-human monoclonal antibody that blocks the neonatal Fc receptor, or FcRn. A Phase 1 study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of M281 was initiated in June 2016. In January 2017, we announced that we had successfully completed the single ascending dose, or SAD, portion of the Phase 1 study in healthy volunteers. In the SAD portion of the study, M281 was well-tolerated with no serious adverse events observed. The multiple ascending dose, or MAD, portion of the Phase 1 study was initiated in January 2017. We plan to report the data from both the SAD and MAD portions of the Phase 1 study in the second half of 2017.

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

M254 - hsIVIg Candidate

M254 is a hyper-sialylated version of IVIg, a therapeutic drug product that contains pooled, human immunoglobulin G, or IgG, antibodies purified from blood plasma. IVIg is used to treat several inflammatory diseases, including idiopathic thrombocytopenic purpura, Kawasaki disease, and chronic inflammatory demyelinating polyneuropathy. Our hsIVIg product is currently in nonclinical development and has the potential to be developed as a high-potency alternative to IVIg. We plan to initiate an investigational new drug application-enabling, or IND-enabling, toxicology study in 2017 and are targeting initiating a clinical trial in 2018. We continue to identify and explore potential collaboration opportunities to further develop and commercialize this product candidate.

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

Collaboration Revenue

Collaboration revenue includes both product revenue and research and development revenue earned under our collaborative arrangements. Product revenue includes our contractually defined profits earned on Sandoz’ sales of GLATOPA 20 mg/mL.

GLATOPA® 20 mg/mL—Generic Once-daily COPAXONE® (glatiramer acetate injection) 20 mg/mL
Sandoz commenced sales of GLATOPA 20 mg/mL in the United States on June 18, 2015. We earn 50% of contractually defined profits on Sandoz’ sales of GLATOPA 20 mg/mL. A portion of certain legal expenses for GLATOPA, including any patent infringement damages, is deducted from our profits in proportion to our 50% profit sharing interest.
For the three months ended June 30, 2017, we recorded $19.1 million in product revenues from Sandoz’ sales of GLATOPA 20 mg/mL, reflecting $19.7 million in profit share net of a deduction of $0.6 million for reimbursement to Sandoz of 50% of GLATOPA-related legal expenses incurred by Sandoz. For the three months ended June 30, 2016, we recorded $20.7 million in product revenues from Sandoz’ sales of GLATOPA 20 mg/mL. The decrease in product revenues of $1.6 million, or 8%, from the three months ended June 30, 2016 to the three months ended June 30, 2017 was primarily due to lower sales deductions in the second quarter of 2016 as well as reimbursement of legal expenses relating to GLATOPA in the second quarter of 2017. We estimate that the number of prescriptions for GLATOPA 20 mg/mL represents approximately 40% of the once-daily 20 mg/mL U.S. glatiramer acetate market.

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

Research and Development Revenue

Research and development revenue generally consists of amounts earned by us under our collaborations for:

•	Technical development, regulatory and commercial milestones under the Sandoz collaboration and, where applicable, our former collaboration with Baxalta;

•	Reimbursement of research and development services and reimbursement of development costs under our Sandoz and CSL collaborations and, where applicable, our former collaboration with Baxalta; and

•	Recognition of upfront arrangement consideration under our Mylan and CSL collaborations and, where applicable, our former collaboration with Baxalta.

Research and development revenue was $4.4 million and $5.7 million for the three months ended June 30, 2017 and 2016, respectively. The decrease in research and development revenue of $1.3 million, or 23%, from the three months ended June 30, 2016 to the three months ended June 30, 2017 was primarily due to the termination of the Baxalta Collaboration Agreement, effective December 31, 2016, under which we were previously reimbursed for M923 FTE and external costs and for which we recognized a portion of Baxalta's initial upfront payment in the three months ended June 30, 2016, which were non-recurring in the same period in 2017.

We expect to continue to recognize revenue from Mylan's $45 million upfront payment on a quarterly basis. Finally, we expect to recognize the $10 million GLATOPA 20 mg/mL milestone payment as revenue in the third quarter of 2017 and the $50 million upfront payment from CSL as revenue in the fourth quarter of 2017.

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

Research and development expense for the three months ended June 30, 2017 was $39.1 million, compared with $33.2 million for the three months ended June 30, 2016. The increase of $5.9 million, or 18%, from the three months ended June 30, 2016 to the three months ended June 30, 2017 was primarily due to $13.0 million in increased spending on M923, as the program was transitioned back to us effective December 31, 2016 in connection with the termination of the Baxalta Collaboration Agreement, partially offset by a $2.2 million reduction in spend on our necuparanib program, which we discontinued in August 2016, and a $3.5 million reduction in research and development expenses for reimbursable M230 materials costs incurred under the CSL License Agreement.

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

The following table sets forth, in thousands, the primary components of our research and development external expenditures, including the amortization of our intangible asset, for each of our principal development programs by product area for the three months ended June 30, 2017 and 2016, and from project inception to June 30, 2017. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of	Three Months Ended June 30,		Project Inception to
	June 30, 2017	2017	2016	June 30, 2017
External Costs Incurred by Product Area:
Complex Generics(1)	ANDAs filed(2)	$1,299	$1,001	$107,544
Biosimilars	Various(3)	17,717	1,762	140,230
Novel Therapeutics	Various(4)	666	9,498	99,376
Internal Costs		19,381	20,912
Total Research and Development Expenses		$39,063	$33,173

(1)	Includes external costs for GLATOPA and Enoxaparin Sodium Injection.

(2)
In July 2010, the first ANDA for Enoxaparin Sodium Injection was approved by the FDA, and Sandoz launched the product. In April 2015, the FDA approved the ANDA for once-daily GLATOPA 20 mg/mL. Sandoz launched GLATOPA 20 mg/mL in June 2015. The ANDA for GLATOPA 40 mg/mL is under FDA review. For more information on GLATOPA 40 mg/mL, see "—Overview—Complex Generics—GLATOPA® 40 mg/mL—Generic Three-times-weekly COPAXONE® (glatiramer acetate injection) 40 mg/mL."

(3)
Biosimilars include M923, a biosimilar candidate of HUMIRA® (adalimumab), M834, a biosimilar candidate of ORENCIA® (abatacept), as well as five other biosimilar candidates, including our undisclosed biosimilar candidate, M710. In April 2016, enrollment in the pivotal clinical trial for M923 was completed and in November 2016, following an interim analysis, we announced top-line Phase III results including that M923 met its primary endpoint in the study. We initiated a Phase 1 clinical trial of M834 in November 2016. Our other biosimilar candidates are in discovery and process development. As a result of the cost-sharing provisions of the Mylan Collaboration Agreement, we offset approximately $6.8 million and $8.4 million against research and development costs during the three months ended June 30, 2017 and 2016, respectively.

(4)
Our novel therapeutic programs include M281, for which the multiple ascending dose portion of a Phase 1 study was initiated in January 2017; M230, which our licensee, CSL, plans to advance with a goal of beginning clinical development in 2017; M254, which is currently in preclinical development and for which we are planning to initiate an IND-enabling toxicology study in 2017; costs related to our necuparanib program, which was discontinued in August 2016; as well as other discovery and nonclinical stage programs.

External expenditures for complex generics increased by $0.3 million, or 30% from the three months ended June 30, 2016 to the three months ended June 30, 2017 as we continue to support our complex generics. External expenditures for our biosimilars programs increased by $16.0 million, or 906%, from the three months ended June 30, 2016 to the three months ended June 30, 2017 driven primarily by our assuming responsibility for development and commercialization of M923 effective December 31, 2016. External costs of our novel therapeutic programs decreased by $8.8 million, or 93%, from the three months ended June 30, 2016 to the three months ended June 30, 2017, driven primarily by a $2.2 million decrease in costs related to our necuparanib program, which we discontinued in August 2016, and a $3.5 million reduction in research and development expenses for reimbursable M230 materials costs incurred under the CSL License Agreement. Finally, internal costs decreased by $1.5 million, or 7%, from the three months ended June 30, 2016 to the three months ended June 30, 2017 primarily due to lower share-based compensation expense.

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

General and administrative expense for the three months ended June 30, 2017 was $22.6 million, compared with $14.9 million for the three months ended June 30, 2016. The increase of $7.7 million, or 52%, from the three months ended June 30, 2016 to the three months ended June 30, 2017 was primarily driven by approximately $5.0 million in legal fees relating to our ongoing litigation and $1.3 million in personnel-related expenses driven by increased headcount and higher share-based compensation expense.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

Other Income, Net

Other income, net, primarily includes interest income. Interest income was $1.1 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively. The increase of $0.5 million, or 83%, from the three months ended June 30, 2016 to the three months ended June 30, 2017 was caused by higher average investment balances due to funds raised under the 2015 ATM Agreement in 2017.

Comparison of Six Months Ended June 30, 2017 and 2016

Collaboration Revenue

GLATOPA® 20 mg/mL—Generic Once-daily COPAXONE® (glatiramer acetate injection) 20 mg/mL

For the six months ended June 30, 2017, we recorded $42.5 million in product revenues from Sandoz’ sales of GLATOPA 20 mg/mL, reflecting $43.4 million in profit share net of a deduction of $0.9 million for reimbursement to Sandoz of 50% of GLATOPA-related legal expenses incurred by Sandoz. For the six months ended June 30, 2016, we recorded $35.5 million in product revenues from Sandoz’ sales of GLATOPA 20 mg/mL. The increase in product revenues of $7.0 million, or 20%, from the six months ended June 30, 2016 to the six months ended June 30, 2017 was primarily due to a higher number of GLATOPA 20 mg/mL units sold in 2017.

Research and Development Revenue

Research and development revenue was $7.6 million and $10.8 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in research and development revenue of $3.2 million, or 30%, from the six months ended June 30, 2016 to the six months ended June 30, 2017 was primarily due to the termination of the Baxalta Collaboration Agreement, effective December 31, 2016, under which we were previously reimbursed for M923 FTE and external costs and for which we recognized a portion of Baxalta's initial upfront payment in the six months ended June 30, 2016, which were non-recurring in the same period in 2017.

Research and Development Expense

Research and development expense for the six months ended June 30, 2017 was $75.2 million, compared with $61.9 million for the six months ended June 30, 2016. The increase of $13.3 million, or 21%, from the six months ended June 30, 2016 to the six months ended June 30, 2017 was primarily due to $20.5 million in increased spending on M923, as the program was transitioned back to us effective December 31, 2016 in connection with the termination of the Baxalta Collaboration Agreement, partially offset by a $5.3 million reduction in spend on our necuparanib program, which we discontinued in August 2016.

The following table sets forth, in thousands, the primary components of our research and development external expenditures, including the amortization of our intangible asset, for each of our principal development programs by product area for the six months ended June 30, 2017 and 2016, and from project inception to June 30, 2017. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of	Six Months Ended June 30,		Project Inception to
	June 30, 2017	2017	2016	June 30, 2017
External Costs Incurred by Product Area:
Complex Generics(1)	ANDAs filed(2)	$3,090	$1,294	$107,544
Biosimilars	Various(3)	26,510	6,212	140,230
Novel Therapeutics	Various(4)	6,111	15,153	99,376
Internal Costs		39,453	39,271
Total Research and Development Expenses		$75,164	$61,930

(1)	Includes external costs for GLATOPA and Enoxaparin Sodium Injection.

(2)
In July 2010, the first ANDA for Enoxaparin Sodium Injection was approved by the FDA, and Sandoz launched the product. In April 2015, the FDA approved the ANDA for once-daily GLATOPA 20 mg/mL. Sandoz launched GLATOPA 20 mg/mL in June 2015. The ANDA for GLATOPA 40 mg/mL is under FDA review. For more information on GLATOPA 40 mg/mL, see "—Overview—Complex Generics—GLATOPA® 40 mg/mL—Generic Three-times-weekly COPAXONE® (glatiramer acetate injection) 40 mg/mL."

(3)
Biosimilars include M923, a biosimilar candidate of HUMIRA® (adalimumab), M834, a biosimilar candidate of ORENCIA® (abatacept), as well as five other biosimilar candidates, including our undisclosed biosimilar candidate, M710. In April 2016, enrollment in the pivotal clinical trial for M923 was completed and in November 2016, following an interim analysis, we announced top-line Phase III results including that M923 met its primary endpoint in the study. We initiated a Phase 1 clinical trial of M834 in November 2016. Our other biosimilar candidates are in discovery and process development. As a result of the cost-sharing provisions of the Mylan Collaboration Agreement, we offset approximately $12.3 million and $12.1 million against research and development costs during the six months ended June 30, 2017 and 2016, respectively.

(4)
Our novel therapeutic programs include M281, for which the multiple ascending dose portion of a Phase 1 study was initiated in January 2017; M230, which our licensee, CSL, plans to advance with a goal of beginning clinical development in 2017; M254, which is currently in preclinical development and for which we are planning to initiate an IND-enabling toxicology study in 2017; costs related to our necuparanib program, which was discontinued in August 2016; as well as other discovery and nonclinical stage programs.

External expenditures for complex generics increased by $1.8 million, or 139%, from the six months ended June 30, 2016 to the six months ended June 30, 2017 as we continue to support our complex generics. External expenditures for our biosimilars programs increased by $20.3 million, or 327%, from the six months ended June 30, 2016 to the six months ended June 30, 2017 driven by our assuming responsibility for development and commercialization of M923 effective December 31, 2016. External costs of our novel therapeutic programs decreased by $9.0 million, or 60%, from the six months ended June 30, 2016 to the six months ended June 30, 2017, primarily driven by a $5.3 million decrease in costs related to our discontinued necuparanib program. Finally, internal costs for the six months ended June 30, 2016 and the six months ended June 30, 2017 were consistent period over period.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2017 was $45.7 million, compared with $30.5 million for the six months ended June 30, 2016. The increase of $15.2 million, or 50%, from the six months ended June 30, 2016 to the six months ended June 30, 2017 was primarily driven by approximately $8.0 million of legal costs relating to our ongoing litigation and $3.3 million in personnel-related expenses driven by increased headcount and higher share-based compensation expense.

Other Income, Net

Other income, net, primarily includes interest income. Interest income was $1.9 million and $1.1 million for the six months ended June 30, 2017 and 2016, respectively. The increase of $0.8 million, or 73%, from the six months ended June 30, 2016 to the six months ended June 30, 2017 was caused by higher average investment balances due to funds raised under the 2015 ATM Agreement in 2017.

Equity Financings
In April 2015, we entered into the 2015 ATM Agreement with Stifel, under which we were authorized to issue and sell shares of our common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. We were required to pay Stifel a commission of 2.0% of the gross proceeds from the sale of shares of our common stock under the 2015 ATM Agreement. From April 2015 through December 2015, we sold approximately 0.5 million shares of common stock under the 2015 ATM Agreement pursuant to an effective shelf registration statement previously filed with the SEC (Reg. No. 333-188227) and a related prospectus supplement, raising net proceeds of approximately $9.3 million. In the six months ended June 30, 2017, we sold approximately 4.5 million shares of common stock pursuant to an effective shelf registration statement filed with the SEC (Reg. No. 333-209813) and a related prospectus supplement,raising net proceeds of $64.1 million, and concluded sales under the 2015 ATM Agreement.

Liquidity and Capital Resources

At June 30, 2017, we had $456.8 million in cash, cash equivalents and marketable securities and $24.8 million in collaboration receivables, which includes $19.1 million in profit share from Sandoz' sales of GLATOPA 20 mg/mL. In addition, we also held $21.8 million in restricted cash, of which $17.5 million serves as collateral for a $35 million security bond posted in the litigation against Amphastar.

We have funded our operations to date primarily through the sale of equity securities and payments received under our collaboration and license agreements, including contractual profits from Sandoz’ sales of Enoxaparin Sodium Injection and GLATOPA 20 mg/mL, upfront and milestone payments, and reimbursement of research and development services and reimbursement of development costs. We expect to fund our planned operating and expenditure requirements through a combination of current cash, cash equivalents and marketable securities; equity financings; and milestone payments and contractual profits under existing collaboration agreements. We may also seek funding from new collaborations and strategic alliances, debt financings and other financial arrangements. Future funding transactions may or may not be similar to our prior funding transactions. There can be no assurance that future funding transactions will be available on favorable terms, or at all. We currently believe that our current capital resources, projected milestone payments and contractual profits will be sufficient to meet our operating requirements through at least the end of 2018.

Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate precisely our future operating and expenditure requirements. For information regarding certain important factors that could impact our financial position or future results of operations, please see “Part II., Item IA. Risk Factors” of this Quarterly Report on Form 10-Q.

Cash, Cash Equivalents and Marketable Securities

Our funds at June 30, 2017 were primarily invested in commercial paper, overnight repurchase agreements, asset-backed securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 12 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant market risk at June 30, 2017.

Cash Flows

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$38,313	$(8,839)
Net cash (used in) provided by investing activities	$(149,491)	$36,040
Net cash provided by (used in) financing activities	$71,281	$(438)
Net (decrease) increase in cash and cash equivalents	$(39,897)	$26,763

Cash provided by (used in) operating activities

The cash provided by or used in operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Cash provided by operating activities was $38.3 million for the six months ended June 30, 2017 reflecting a net loss of $68.7 million, which was partially offset by non-cash charges of $3.6 million for depreciation and amortization of property, equipment and intangible assets and $11.4 million in shared-based compensation.  The net change in our operating assets and liabilities provided cash of $91.9 million and primarily resulted from the receipt of $50 million from CSL under the CSL License Agreement, which is included in deferred revenue at June 30, 2017, and a one-time cash payment of $51.2 million in connection with the termination of the Baxalta Collaboration Agreement, which was included in collaboration receivable at December 31, 2016, partially offset by the change in collaboration advance of $12.5 million, representing Mylan's 50% share of certain collaboration expenses under the cost-sharing provisions of the Mylan Collaboration Agreement.

Cash used in operating activities was $8.8 million for the six months ended June 30, 2016 reflecting a net loss of $45.0 million, which was partially offset by non-cash charges of $4.7 million for depreciation and amortization of property, equipment and intangible assets, $9.8 million in shared-based compensation and $0.4 million for amortization of purchased premiums on our marketable securities. The net change in our operating assets and liabilities provided cash of $21.2 million and primarily resulted from the receipt of $45 million from Mylan under the Mylan Collaboration Agreement, partially offset by amortization of collaboration upfront payments and a $12.7 million collaboration receivable from Mylan for its 50% share of collaboration expenses under the cost-sharing arrangement.
Cash (used in) provided by investing activities

Cash used in investing activities of $149.5 million for the six months ended June 30, 2017 includes cash outflows of $269.4 million for purchases of marketable securities and $5.7 million for capital equipment and leasehold improvements, partially offset by cash inflows of $125.6 million from maturities of marketable securities.

Cash provided by investing activities of $36.0 million for the six months ended June 30, 2016 includes cash inflows of $261.7 million from maturities of marketable securities, partially offset by cash outflows of $222.0 million for purchases of marketable securities and $3.7 million for capital equipment and leasehold improvements.

Cash provided by (used in) financing activities

Cash provided by financing activities of $71.3 million for the six months ended June 30, 2017 includes $64.1 million of net proceeds from shares sold under the 2015 ATM Agreement and $7.2 million in proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

Cash used in financing activities of $0.4 million for the six months ended June 30, 2016 consists of $1.0 million of cash paid to tax authorities in connection with the vesting of employee performance-based restricted stock partially offset by $0.6 million in proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

Contractual Obligations

Our major outstanding contractual obligations primarily relate operating lease obligations and purchase obligations. As discussed in Note 9 "Subsequent Events", in July 2017, we amended our lease agreement with BMR-Rogers Street LLC, and a result, rental payments for the Bent Premises will increase by $7.4 million over the remaining term of the lease, and rental payments for the Fourth Floor Binney Premises will be $43.7 million over the term of the lease. All other disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 24, 2017, have not materially changed since we filed that report.

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

Please refer to the significant accounting policies described in "Part II., Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017.

Please refer to Revenue Recognition within Note 2 “Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements for our discussion of our revenue recognition policy for our multiple element arrangements. The notes to our condensed consolidated financial statements are contained in "Part I., Item 1. Financial Statements" of this Quarterly Report on Form 10-Q.

New Accounting Standards

Please refer to Note 2 “Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements for a discussion of new accounting standards.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2017, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2017. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 19, 2016, Teva and Yeda filed suit against us and Sandoz Inc. in the United States District Court for the District of Delaware again in response to the filing by Sandoz Inc. of the ANDA with a Paragraph IV certification for GLATOPA 40 mg/mL, for alleged infringement of an Orange Book-listed patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,402,874. On May 1, 2017, the District Court entered the joint stipulation filed by the parties, dismissing the case pertaining to U.S. Patent No. 9,402,874.

On January 31, 2017, Teva filed a suit against us and Sandoz Inc. in the United States District Court for the District of New Jersey alleging infringement related to an additional patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,155,775, which issued in October 2015 and expires in October 2035. We and Sandoz Inc. filed a motion to dismiss and a motion to transfer the suit to the United States District Court for the District of Delaware. On January 31, 2017, Teva voluntarily dismissed us from the New Jersey suit for U.S. Patent No. 9,155,775, maintaining the suit against Sandoz Inc. On May 23, 2017, the United States District Court for the District of New Jersey granted the motion to transfer the suit to the United States District Court for the District of Delaware.

On February 2, 2017, we filed a complaint in the United States District Court for the District of Delaware seeking a declaration that U.S. Patent No. 9,155,775 is invalid, not infringed or not enforceable against us. In March 2017, Teva filed a motion, which is currently pending, to stay further proceedings in the Delaware action.

M834-Related Proceedings

On July 2, 2015, we filed a petition for Inter Partes Review, or IPR, with the PTAB to challenge the validity of U.S. Patent No. 8,476,239, a patent for ORENCIA owned by Bristol-Myers Squibb, or BMS. The PTAB issued a decision instituting the IPR proceedings in January 2016, and BMS filed for a rehearing by the full PTAB. Oral arguments took place in September 2016. On December 22, 2016, the PTAB issued a decision upholding the validity of the patent. We filed a notice of appeal in the United States Court of Appeals for the Federal Circuit, or the Federal Circuit, on February 22, 2017. BMS filed a motion to dismiss our appeal in the Federal Circuit on March 29, 2017, which the Federal Circuit denied on June 19, 2017, stating that the standing issue raised in BMS's motion to dismiss should be addressed in the parties' appeal briefs. On June 29, 2017, the Federal Circuit ordered an expedited briefing schedule proposed by us, noting that oral argument will be scheduled once briefing is complete.

Enoxaparin Sodium Injection-Related Proceedings

On September 21, 2011, we and Sandoz Inc. sued Amphastar and Actavis in the United States District Court for the District of Massachusetts for patent infringement. Also in September 2011, we filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar and Actavis from selling their Enoxaparin product in the United States. In October 2011, the District Court granted our motion for a preliminary injunction and entered an order enjoining Amphastar and Actavis from advertising, offering for sale or selling their Enoxaparin product in the United States until the conclusion of a trial on the merits and required us and Sandoz Inc. to post a security bond of $100 million in connection with the litigation. Amphastar and Actavis appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in January 2012,

the CAFC stayed the preliminary injunction. In August 2012, the CAFC vacated the preliminary injunction and remanded the case to the District Court. In September 2012, we filed a petition with the CAFC for rehearing by the full court en banc, which was denied. In February 2013, we filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court, which was denied in June 2013.

In July 2013, the District Court granted a motion by Amphastar and Actavis for summary judgment. We filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, which the CAFC denied in May 2014. On November 10, 2015, the CAFC affirmed the District Court summary judgment decision with respect to Actavis, reversed the District Court summary judgment decision with respect to Amphastar, and remanded the case against Amphastar to the District Court. On January 11, 2016, Amphastar filed a petition for rehearing by the CAFC, which was denied on February 17, 2016. On May 17, 2016, Amphastar filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court, which was denied on October 3, 2016. In April 2017, we, Sandoz Inc. and Actavis, or the Settling Parties, settled and signed reciprocal releases of all claims, and filed a voluntary stipulation with the District Court, pursuant to which the Settling Parties stipulated and agreed to dismiss with prejudice all claims and counterclaims among the Settling Parties, without fees or costs to any party, and with the Settling Parties waiving any and all right of appeal. The District Court trial was held in July 2017, and the jury verdict found our patent to be infringed, but invalid and unenforceable. We and Sandoz Inc. are considering all available legal options to overturn the portions of the verdict finding our patent to be invalid and unenforceable, including post-trial motions and appeals. In the event that we are not successful in further prosecution or settlement of this action against Amphastar, and Amphastar is able to prove it suffered damages as a result of the preliminary injunction, we could be liable for damages for up to $35 million of the security bond. We posted $17.5 million as collateral for the security bond and classified the collateral as restricted cash in our consolidated balance sheet. Litigation involves many risks and uncertainties, and there is no assurance that we or Sandoz Inc. will prevail in this patent enforcement suit.

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

On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against us and Sandoz Inc. in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic Enoxaparin Sodium Injection. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, we and Sandoz Inc. sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and unspecified damages and fees. In December 2015, we and Sandoz Inc. filed a motion to dismiss and a motion to transfer the case to the United States District Court for the District of Massachusetts. On March 21, 2017, the United States District Court for the Middle District of Tennessee dismissed NGH’s claim for damages against us and Sandoz, but allowed the case to move forward, in part, for NGH’s claims for injunctive and declaratory relief. In the same opinion, the United States District Court for the Middle District of Tennessee denied our motion to transfer. On June 9, 2017, NGH filed a motion to amend its complaint to add a new named plaintiff, the American Federation of State, County and Municipal Employees District Council 37 Health & Security Plan (“DC37”). NGH and DC 37 seek to assert claims for damages under the laws of more than 30 different states, on behalf of a putative class of indirect purchasers of Lovenox or generic enoxaparin. On June 30, 2017, we and Sandoz filed a brief opposing the motion to amend the complaint. The Court has not yet scheduled a hearing on the motion to amend. While the outcome of litigation is inherently uncertain, we believe this suit is without merit, and we intend to vigorously defend ourselves in this litigation.

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

Our near-term ability to generate Enoxaparin Sodium Injection product revenue depends, in large part, on Sandoz’ ability to manufacture and commercialize Enoxaparin Sodium Injection and compete with LOVENOX brand competition as well as authorized and other generic competition. Sandoz is facing increasing competition and pricing pressure from brand, authorized generic and other currently-approved generic competitors, which has and will continue to impact Sandoz’ net sales and profits from Enoxaparin Sodium Injection, and therefore our product revenue. Furthermore, other competitors may in the future receive approval to market generic Enoxaparin products which would further impact our product revenue, which is based on a fifty-percent contractual profit share. Due to these circumstances, the resulting market price for our Enoxaparin Sodium Injection product has substantially decreased and may decrease further. Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the six months ended June 30, 2017, and therefore we recorded no product revenue for Enoxaparin Sodium Injection in the same period. Accordingly, we do not anticipate significant Enoxaparin Sodium Injection revenue in the near term.

If our patent litigation against Amphastar related to Enoxaparin Sodium Injection is not successful or third parties are successful in antitrust litigation against us relating to Enoxaparin Sodium Injection, we may be liable for damages and our business may be materially harmed.

The District Court trial in our patent litigation against Amphastar related to Enoxaparin Sodium Injection was held in July 2017, and the jury verdict found our patent to be infringed by Amphastar, but invalid and unenforceable. We and Sandoz Inc. are considering all available legal options to overturn the portions of the verdict that found our patent to be invalid and unenforceable, including post-trial motions and appeals. In the event that we are not successful in our continued prosecution of our suit against Amphastar and Amphastar is able to prove it suffered damages as a result of the preliminary injunction preventing it from selling its Enoxaparin product in the United States, we could be liable for up to $35 million of the security bond for such damages. Moreover, if third parties are successful in antitrust litigation against us for asserting our Enoxaparin patent rights, they may be able to recover damages incurred as a result of enforcement of our patent rights, thereby negatively affecting our financial condition and results of operations.

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

We have incurred significant losses since our inception in May 2001. At June 30, 2017, our accumulated deficit was $543 million. We may incur annual operating losses over the next several years as we expand our product development, commercialization and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture, market and sell any products we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.

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

As of June 30, 2017, we had cash, cash equivalents and marketable securities totaling approximately $456.8 million. For the quarter ended June 30, 2017, we had a net loss of $36.9 million and our operations provided cash of $38.3 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development and commercialization of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements will depend on many factors, including but not limited to:

•	the level of sales of GLATOPA 20 mg/mL;

•	the successful commercialization of GLATOPA 40 mg/mL and our other product candidates;

•
the cost of advancing our product candidates and funding our development programs, including the costs of nonclinical and clinical studies, obtaining reference product for nonclinical and clinical studies, manufacturing nonclinical and clinical supply material, and obtaining regulatory approvals;

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

•	the ability to enter into additional strategic alliances for our non-partnered programs, such as M923, as well as the terms and timing of any milestone, royalty or profit share payments thereunder;

•	whether we opt in to a cost-and-profit sharing arrangement under the CSL License Agreement;

•	the continued progress in our research and development programs, including completion of our nonclinical studies and clinical trials;

•	the cost of acquiring and/or in-licensing other technologies, products or assets; and

•	the cost of manufacturing, marketing and sales activities, if any.

We expect to finance and manage our planned operating and capital expenditure requirements principally through our current cash, cash equivalents and marketable securities, capital raised through our collaboration and license agreements and equity financings, continuation and milestone payments and product revenues under existing collaboration and license agreements. We believe that these funds will be sufficient to meet our operating requirements through at least the end of 2018. We may seek additional funding in the future through third-party collaborations and licensing arrangements, public or private debt financings or from other sources. Additional funds may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also may not be able to fund our obligations under one or more of our collaboration and license agreements, which could enable one or more of our collaborators to terminate their agreements with us, and therefore harm our business, financial condition and results of operations.

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

In addition, there is reconsideration and legislative debate that could lead to the repeal or amendment of the healthcare legislation. If the legislation is significantly amended or is repealed with respect to the biosimilar approval pathway, our opportunity to develop biosimilars (including interchangeable biologics) could be materially impaired and our business could be materially and adversely affected. Similarly, the legislative debate at the federal level regarding the federal government budget in 2013 restricted federal agency funding for the biosimilar pathway, including biosimilar user fee funding for fiscal year 2014, and has resulted in delays in hiring and in the conduct of meetings with biosimilar applicants and the review of biosimilar meeting and application information. The scheduling and conduct of biosimilar meeting and applications review was also suspended during the U.S. Government shutdown in October 2013, and could be subject to future suspensions as a result of future deadlocks in passage of federal appropriations bills in 2017 or future years. In addition, from time to time, the federal government implements hiring and regulatory freezes, such as the hiring and regulatory freezes implemented in early 2017, and other regulatory reform initiatives that have the potential to impact the future implementation of the biosimilar regulatory pathway. While proposals to repeal the Affordable Care Act do not appear to include proposals to repeal the BPCI Act, there is still some uncertainty about that possibility. Depending on the timing and the extent of these funding, meeting and review disruptions, our development of biosimilar products could be delayed.

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

While a designation of interchangeability is a finding by the FDA that a biosimilar can be substituted at the pharmacy without physician intervention or prescription, reference product pharmaceutical companies are lobbying state legislatures and the FDA to enact physician prescription requirements, or in the absence of a prescription, physician and patient notification requirements, special labeling requirements and unique naming requirements for biosimilars which if enacted could create barriers to substitution and adoption rates of interchangeable biologics as well as non-interchangeable biosimilars. Should this occur with respect to one of our biosimilars or interchangeable biologic product candidates in a discriminatory manner, it could materially reduce sales in those states which would substantially harm our business. To date, the FDA has adopted, but not implemented, a non-discriminatory policy that would apply the same non-proprietary naming requirements to reference products.

If nonclinical studies and clinical trials are required for regulatory approval of our product candidates and are delayed or are not successful, we may incur additional costs, experience delays in obtaining, or ultimately be unable to obtain regulatory approval for commercial sale of those product candidates.

To obtain regulatory approval for the commercial sale of our novel product candidates, we are required to demonstrate through nonclinical studies and clinical trials that our product candidates are safe and effective. Nonclinical studies and clinical trials of novel product candidates are lengthy and expensive and there is a high probability of significant delays to or failure of novel product candidates during nonclinical studies or clinical trials.

To obtain regulatory approval for the commercial sale of our biosimilar product candidates, the BPCI Act requires nonclinical studies and clinical trials to demonstrate biosimilarity, unless the FDA in its discretion determines such studies and trials are not necessary.

A delay or failure of one of our product candidates during nonclinical studies or clinical trials, if required, can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, nonclinical studies and clinical trials, if required, that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

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

The results from nonclinical studies of a product candidate and in initial human clinical studies of a product candidate may not predict the results that will be obtained in subsequent human clinical trials, if required. If we are required by regulatory authorities to conduct additional clinical trials or other testing of our product candidates that we did not anticipate, if we are unable to successfully complete our clinical trials or other tests, or if the results of these trials are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for our product candidates or we may not be able to obtain marketing approval at all. Our product development costs will also increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidates. If any of these events occur, our business will be materially harmed.

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

Furthermore, healthcare reform legislation known as the Affordable Care Act that was enacted in 2010 significantly changed the United States health care system and the reimbursement of products. A primary goal of the law is to reduce or limit the growth of health care costs, which could change the market for pharmaceuticals and biological products. The law contains provisions that will affect companies in the pharmaceutical industry and other healthcare-related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include an increase to the mandatory rebates for pharmaceutical products sold into the Medicaid program, an extension of the rebate requirement to pharmaceutical products used in risk-based Medicaid managed care plans, an extension of mandatory discounts for pharmaceutical products sold to certain critical access hospitals, cancer hospitals and other covered entities, and discounts and fees applicable to brand-name pharmaceutical products. Although many of these provisions may not apply directly to us, they may change business practices in our industry and, assuming our products are approved for commercial sale, such changes could adversely impact our profitability. In 2017, members of Congress and the President have sought to repeal and replace the Affordable Care Act. It is uncertain whether such repeal and replace legislation will be enacted into law, and if enacted, what the impact might be on our business.

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

The full effects of the Affordable Care Act or its repeal and replacement, if enacted, cannot be known until the new law is implemented through regulations or guidance issued by the CMS and other federal and state health care agencies or new legislation is enacted. While we cannot predict whether any legislative or regulatory changes will have negative or positive effects, they could have a material adverse effect on our business, financial condition and potential profitability. In addition, litigation may prevent some or all of the legislation from taking effect. In 2017 and beyond, we may face additional uncertainties as a result of likely federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the Affordable Care Act. There is no assurance that the Affordable Care Act, as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

The FDA has reported that it has a substantial backlog of ANDA filings that have resulted in significant delays in the review and approval of ANDAs and amendments or supplements due to insufficient staffing and resources. Resource constraints have also resulted in significant delays in conducting ANDA-related pre-approval inspections. Until the backlog of ANDA filings is reduced, our application for GLATOPA 40 mg/mL and any supplements may be subject to significant delays during their review cycles, which may adversely affect our business and financial condition. In addition, from time to time the federal government implements hiring freezes, such as the one implemented in early 2017, which could also impact the review and potential approval of our application for GLATOPA 40 mg/mL and, as a result, may adversely affect our business and financial condition.

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

If we remain involved in patent litigation or other proceedings to determine or enforce our intellectual property rights, we could incur substantial costs or experience delays that could have a material adverse effect on our business.

We may need to continue to resort to litigation to enforce a patent issued to us or to determine the scope and validity of a third-party patent or other proprietary rights such as trade secrets in jurisdictions where we intend to market our products, including the United States, the European Union, and many other foreign jurisdictions. The cost to us of any litigation or other proceeding relating to determining the validity of intellectual property rights, or any delays to the development of our product candidates resulting from such litigation or other proceeding, even if the litigation or proceeding is resolved in our favor, could be substantial and could divert our management’s efforts. Some of our competitors may be able to sustain the costs and resulting development delays of complex patent litigation more effectively than we can because they may have substantially greater resources. Moreover, the failure to obtain a favorable outcome in any litigation in a jurisdiction where there is a claim of patent infringement could significantly delay the marketing of our products in that particular jurisdiction and could ultimately lead to a decision to discontinue a program. Counterclaims for damages and other relief may be triggered by such enforcement actions. The costs, uncertainties and counterclaims resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

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

On September 27, 2016, Baxalta gave us twelve months’ prior written notice of the exercise of its right to terminate for its convenience the Baxalta Collaboration Agreement, or the Baxalta Termination. On December 31, 2016, we and Baxalta entered into an Asset Return and Termination Agreement pursuant to which the effective date of the Baxalta Termination was December 31, 2016. Following the effective date of the Baxalta Termination, Baxalta is not obligated to continue to perform development, manufacturing or commercialization activities for M923 except for certain transitional clinical and regulatory activities, the majority of which have been completed. There could be changes or delays in the timing of the M923 program in connection with the return of the M923 program to us.

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

Item 6.    EXHIBITS

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Third Amended and Restated Certificate of Incorporation.	S-3	3.1	04/30/2013	333-188227
3.2	Fourth Amended and Restated By-Laws of the Registrant, adopted on March 14, 2017.	8-K	3.1	03/17/2017	000-50797
*+10.1	Letter Amendment, dated as of June 27, 2017, to License and Option Agreement, by and between the Registrant and CSL Behring Recombinant Facility AG, dated as of January 4, 2017.
*#10.2	Agreement and General Release, by and between the Registrant and Matthew Ottmer, dated as of May 4, 2017.
*#10.3	Form of Amendment to the Executive Employment Agreements between the Registrant and each of Scott M. Storer, Ganesh V. Kaundinya and Bruce A. Leicher, effective as of June 21, 2017.
*#10.4	Non-Employee Director Compensation Policy.
*#10.5	Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan (as amended and restated).
*#10.6	Momenta Pharmaceuticals, Inc. 2004 Employee Stock Purchase Plan (as amended and restated).
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

+	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#	Management contract or compensatory plan or arrangement.

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to Unaudited, Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.

Date: August 4, 2017	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	By:	/s/ Scott M. Storer
Scott M. Storer, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)