Form 10-Q
period 2017-09-30
MOMENTA PHARMACEUTICALS INC
filed 2017-11-01
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 30, 2017, there were 76,387,066 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are about future events or future results, or are otherwise not statements of historical fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management. In some cases, these statements can be identified by words such as “anticipate,” “approach,” “believe,” “build,” “can,” “considering,” “contemplate,” “continue,” “could,” “determine,” “ensure,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “opportunity,” “plan,” “possible,” “potential”, “predict,” “progress,” “pursue,” “seek,” “schedule,” “should,” “strategy,” “target,” “typically,” “will,” “working toward,” “would,” and other similar words or expressions, or the negative of these words or similar words or expressions. These statements include, but are not limited to, statements regarding our expectations regarding the utility of our products and product candidates; development, manufacture and commercialization of our products and product candidates, including the next steps for M834, our biosimilar ORENCIA® (abatacept) candidate; efforts to seek and manage relationships with collaboration partners, including without limitation for our biosimilar and novel therapeutic programs; the timing of clinical trials and the availability and timing of reporting results; the timing of launch of products and product candidates, including GLATOPA® (glatiramer acetate injection) 40 mg/mL; market potential and product revenues of our products and product candidates, including GLATOPA and Enoxaparin Sodium Injection; the timing, merits, strategy, impact and outcome of, and decisions regarding, legal and regulatory proceedings; collaboration revenues and research and development revenues; manufacturing, including statements regarding Sandoz' third party fill/finish manufacturer for GLATOPA, Pfizer Inc.; the FDA warning letter received by Sandoz' third party fill/finish manufacturer for GLATOPA, Pfizer Inc.; timing of regulatory filings, reviews and approvals, including the timing of the regulatory review and approval of the GLATOPA 40 mg/mL ANDA; the sufficiency of our current capital resources and projected milestone payments and product revenues for future operations; our future financial position, including but not limited to our future operating losses, our potential future profitability, our future expenses, the composition and mix of our cash, cash equivalents and marketable securities, our future revenues and our future liabilities; our funding transactions and our intended uses of proceeds thereof; product candidate development costs; receipt of contingent milestone payments; accounting policies, estimates and judgments; our estimates regarding the fair value of our investment portfolio; the timing of biosimilar market formation; the market risk of our cash equivalents, marketable securities, and derivative, foreign currency and other financial instruments; rights, obligations, terms, conditions and allocation of responsibilities, costs, and decision making under our collaboration agreements; the regulatory pathway for biosimilars; our strategy, including but not limited to our regulatory strategy, and scientific approach; the importance of key customer distribution arrangements; market potential and acceptance of our products and product candidates; future capital requirements; reliance on our collaboration partners and other third parties, including Sandoz' third party fill/finish manufacturer for GLATOPA, Pfizer Inc.; the competitive landscape, including the effects of Mylan N.V.'s entry into the COPAXONE® (glatiramer acetate injection) market; changes in, impact of and compliance with laws, rules and regulations; product reimbursement policies and trends; pricing of pharmaceutical products, including our products and product candidates; our stock price; our intellectual property strategy and position; sufficiency of insurance; attracting and retaining qualified personnel; our internal controls and procedures; acquisitions or investments in companies, products and technologies; entering into collaboration and/or license arrangements; marketing plans; financing our planned operating and capital expenditure; the terms and conditions of our facility leases; materials used in our research and development; royalty rates; our collaborators' plans; and vesting of equity awards.

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

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$172,838	$150,738
Marketable securities	245,948	202,413
Collaboration receivable	14,333	70,242
Restricted cash	2,412	—
Prepaid expenses and other current assets	6,958	4,607
Total current assets	442,489	428,000
Marketable securities, long-term	4,292	—
Property and equipment, net	29,948	20,847
Intangible assets, net	4,324	5,189
Other long-term assets	21,489	23,701
Total assets	$502,542	$477,737

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,652	$3,632
Accrued expenses	25,152	26,866
Collaboration advance, net	13,888	32,895
Deferred revenue	54,487	7,272
Other current liabilities	80	11
Total current liabilities	106,259	70,676
Deferred revenue, net of current portion	29,845	31,360
Other long-term liabilities	5,924	3,793
Total liabilities	142,028	105,829
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Common stock, $0.0001 par value per share; 100,000 shares authorized, 76,623 shares issued and 76,394 shares outstanding at September 30, 2017 and 71,305 shares issued and 71,076 outstanding at December 31, 2016	8	7
Additional paid-in capital	939,586	848,304
Accumulated other comprehensive income	47	86
Accumulated deficit	(576,013)	(473,375)
Treasury stock, at cost, 229 shares	(3,114)	(3,114)

Total stockholders’ equity	360,514	371,908

Total liabilities and stockholders’ equity	$502,542	$477,737

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Collaboration revenues:
Product revenue	$10,890	$23,339	$53,434	$58,831
Research and development revenue	13,200	5,805	20,840	16,593
Total collaboration revenue	24,090	29,144	74,274	75,424

Operating expenses:
Research and development	37,914	31,568	113,078	93,498
General and administrative	20,703	15,758	66,380	46,301
Total operating expenses	58,617	47,326	179,458	139,799

Operating loss	(34,527)	(18,182)	(105,184)	(64,375)

Other income, net	1,339	638	3,329	1,833

Net loss	$(33,188)	$(17,544)	$(101,855)	$(62,542)

Basic and diluted net loss per share	$(0.44)	$(0.26)	$(1.40)	$(0.91)

Weighted average shares used in computing basic and diluted net loss per share	74,611	68,799	72,585	68,540

Comprehensive loss:
Net loss	$(33,188)	$(17,544)	$(101,855)	$(62,542)
Net unrealized holding gains (losses) on available-for-sale marketable securities	52	(36)	(39)	246
Comprehensive loss	$(33,136)	$(17,580)	$(101,894)	$(62,296)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(101,855)	$(62,542)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	4,719	5,726
Share-based compensation expense	16,309	14,756
Amortization of premium on investments	248	524
Amortization of intangibles	865	1,240
Changes in working capital	87,567	4,141

Net cash provided by (used in) operating activities	7,853	(36,155)

Cash Flows from Investing Activities:
Purchases of property and equipment	(11,213)	(4,806)
Purchases of marketable securities	(366,292)	(264,905)
Proceeds from maturities of marketable securities	318,178	350,531

Net cash (used in) provided by investing activities	(59,327)	80,820

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock under ATM facility	64,090	—
Proceeds from issuance of common stock under stock plans	9,484	1,218
Repurchase of common stock pursuant to share surrender	—	(1,065)

Net cash provided by financing activities	73,574	153

Net increase in cash and cash equivalents	22,100	44,818
Cash and cash equivalents, beginning of period	150,738	61,461
Cash and cash equivalents, end of period	$172,838	$106,279

Non-Cash Investing/Financing Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$3,542	$267
Common shares issued to Parivid to settle milestone payment	$—	$3,190
Receivable due from stock option exercises	$617	$—

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Business Overview

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

2. Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial statements for interim periods in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission, or SEC, on February 24, 2017. The Company's accounting policies are described in the “Notes to Consolidated Financial Statements” in its 2016 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company's audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Consolidation

The accompanying unaudited, condensed consolidated financial statements reflect the operations of the Company and the Company’s wholly-owned subsidiaries, Momenta Pharmaceuticals Securities Corporation and Momenta Ireland Limited. Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, and share-based payments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, which includes common stock issued and outstanding and excludes unvested shares of restricted stock awards and units. Diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares and potential shares from outstanding stock options and unvested restricted stock awards and units determined by applying the treasury stock method.

The following table presents anti-dilutive shares for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-average anti-dilutive shares related to:
Outstanding stock options	3,649	6,826	4,064	6,880
Restricted stock awards	1,474	1,500	1,519	1,052

 Fair Value Measurements

The tables below present information about the Company’s assets that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

As of September 30, 2017	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$131,428	$131,428	$—	$—
Overnight repurchase agreements	29,000	—	29,000	—
Marketable securities:
U.S. government-sponsored enterprise securities	2,187	—	2,187	—
Corporate debt securities	95,780	—	95,780	—
Commercial paper obligations	102,668	—	102,668	—
Asset-backed securities	49,605	—	49,605	—

Total	$410,668	$131,428	$279,240	$—

As of December 31, 2016	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$121,510	$121,510	$—	$—
Overnight repurchase agreements	24,000	—	24,000	—
Marketable securities:
Corporate debt securities	47,906	—	47,906	—
Commercial paper obligations	84,436	—	84,436	—
Asset-backed securities	70,071	—	70,071	—

Total	$347,923	$121,510	$226,413	$—

There have been no impairments of the Company’s assets measured and carried at fair value during the three and nine months ended September 30, 2017 and 2016. In addition, there were no changes in valuation techniques or transfers between the fair value measurement levels during the three and nine months ended September 30, 2017. The fair value of Level 2 instruments classified as marketable securities were determined through third party pricing services.

Cash, Cash Equivalents and Marketable Securities

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of September 30, 2017 and December 31, 2016 (in thousands):

As of September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$172,838	$—	$—	$172,838
U.S. government-sponsored enterprise securities due in one year or less	2,188	—	(1)	2,187
Corporate debt securities due in one year or less	95,806	2	(28)	95,780
Commercial paper obligations due in one year or less	102,584	84	—	102,668
Asset-backed securities due in one year or less	45,318	—	(5)	45,313
Asset-backed securities due in more than one year	4,297	—	(5)	4,292

Total	$423,031	$86	$(39)	$423,078

Reported as:
Cash and cash equivalents	$172,838	$—	$—	$172,838
Marketable securities	250,193	86	(39)	250,240

Total	$423,031	$86	$(39)	$423,078

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$150,738	$—	$—	$150,738
Corporate debt securities due in one year or less	47,942	—	(36)	47,906
Commercial paper obligations due in one year or less	84,301	135	—	84,436
Asset-backed securities due in one year or less	70,084	1	(14)	70,071

Total	$353,065	$136	$(50)	$353,151

Reported as:
Cash and cash equivalents	$150,738	$—	$—	$150,738
Marketable securities	202,327	136	(50)	202,413

Total	$353,065	$136	$(50)	$353,151

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that the Company adopts as of the specified effective date.

On July 1, 2017, the Company adopted Accounting Standards Update, or ASU, No. 2016-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting and applied the new guidance prospectively to any modifications to share-based payment awards. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2016-09 introduces guidance that an entity should account for the effects of a modification unless all the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified and if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This update is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted, applied prospectively to an award modified on or after the adoption date. There were no modifications to the Company's share-based payment awards in the third quarter of 2017.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued several amendments to ASU No. 2014-09 that have the same effective date and transition date of January 1, 2018.

The Company expects to adopt these standards using the modified retrospective method as permissible for all contracts not yet completed as of the effective date. The modified retrospective method applies the guidance retrospectively only to the most current period presented in the financial statements, recognizing the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings (or deficit) at the date of initial application. The Company continues to progress its analysis of its arrangements with Sandoz, Mylan and CSL under the new accounting standard, as well as estimating the expected financial statement impact of applying the new standard to these arrangements. During the fourth quarter of 2017, the Company plans to finalize its analysis to determine the impact this standard may have on its results of operations, financial position and disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which simplifies certain elements of cash flow classification. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance will be effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of the ASU will have on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which amended guidance related to business combinations. The amended guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amended guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company early adopted this new guidance as of January 1, 2017 and will apply this new guidance to any future acquisitions.

3. Restricted Cash

The Company designated $17.5 million as collateral for a security bond posted in the litigation against Amphastar and International Medical Systems, Ltd., a wholly owned subsidiary of Amphastar Pharmaceuticals, Inc. Additional information regarding the litigation is discussed within Note 6 "Commitments and Contingencies." The $17.5 million is held in an escrow account by Hanover Insurance. The Company classified this restricted cash as long-term as the timing of a final decision in the Enoxaparin Sodium Injection patent litigation is not known.

The following table summarizes the amounts designated as collateral for letters of credit related to the lease of office and laboratory space in Cambridge, Massachusetts (collateral amounts are presented in thousands).

Property Location	Approximate Square Footage	Lease Expiration Date	Letter of Credit Amount	Balance Sheet Classification
675 West Kendall Street	78,500	4/30/2018	$2,412	Current Asset
320 Bent Street	105,000	2/28/2027	748	Non-Current Asset
301 Binney Street, Fifth Floor	80,000	6/29/2025	1,101	Non-Current Asset
301 Binney Street, Fourth Floor	53,000	3/31/2028	1,271	Non-Current Asset
Total			$5,532

4. Collaboration and License Agreements

At September 30, 2017, the Company had collaboration and license agreements with Sandoz AG (formerly Sandoz N.V. and Biochemie West Indies, N.V.), an affiliate of Novartis Pharma AG, and Sandoz Inc. (formerly Geneva Pharmaceuticals, Inc.), collectively referred to as Sandoz; Sandoz AG; Mylan Ireland Limited, a wholly-owned, indirect subsidiary of Mylan N.V., or Mylan; and CSL Behring Recombinant Facility AG, or CSL, a wholly-owned indirect subsidiary of CSL Limited. M923, the Company's biosimilar HUMIRA® (adalimumab) candidate, was previously developed in collaboration with Baxalta under the Baxalta Collaboration Agreement, as defined below. The Baxalta Collaboration Agreement was terminated effective December 31, 2016.

Under its collaborations, the Company incurs employee expenses as well as external costs for development and commercial activities, presented as operating expenses. Reimbursements of those costs under the Company’s collaboration arrangements may be presented as revenue or a reduction of operating expenses, depending on the nature of responsibilities of each party under the collaboration.

The following tables provide amounts by period indicated and by line item included in the Company’s accompanying unaudited, condensed consolidated statements of operations and comprehensive loss attributable to transactions arising from its significant collaborative arrangements and all other arrangements, as defined in the FASB’s Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements.

The amounts in operating expenses generally represent external expenditures, including amortization of an intangible asset, and exclude salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies, as the majority of such costs are not directly charged to programs. The dollar amounts in the tables below are in thousands.

	For the Three Months Ended September 30, 2017
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Mylan Collaboration Agreement	CSL License Agreement	Total Collaborations
Collaboration revenues:
Product revenue	$—	$10,890	$—	$—	$10,890
Research and development revenue:
Milestone	—	10,000	—	—	10,000
Recognition of upfront payments	—	—	1,122	—	1,122
Research and development services and external costs	60	673	—	1,345	2,078
Total research and development revenue	60	10,673	1,122	1,345	13,200
Total collaboration revenues	$60	$21,563	$1,122	$1,345	$24,090
Operating expenses:
Research and development expense	$21	$422	$14,709	$2,544	$17,696
General and administrative expense	3,780	119	1,004	36	4,939
Less: net recoverable amount from collaboration partner	—	—	(7,046)	(837)	(7,883)
Total operating expenses	$3,801	$541	$8,667	$1,743	$14,752

	For the Three Months Ended September 30, 2016
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Mylan Collaboration Agreement	Baxalta Collaboration Agreement (1)	Total Collaborations
Collaboration revenues:
Product revenue	$—	$23,339	$—	$—	$23,339
Research and development revenue:
Recognition of upfront payments	—	—	1,785	2,498	4,283
Research and development services and external costs	128	494	—	900	1,522
Total research and development revenue	128	494	1,785	3,398	5,805
Total collaboration revenues	$128	$23,833	$1,785	$3,398	$29,144
Operating expenses:
Research and development expense	$1	$349	$16,481	$402	$17,233
General and administrative expense	332	66	1,289	—	1,687
Less: net recoverable amount from collaboration partner	—	—	(8,114)	—	(8,114)
Total operating expenses	$333	$415	$9,656	$402	$10,806

	For the Nine Months Ended September 30, 2017
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Mylan Collaboration Agreement	CSL License Agreement		Total Collaborations
Collaboration revenues:
Product revenue	$—	$53,434	$—	$—		$53,434
Research and development revenue:
Milestone	—	10,000	—	—	—	10,000
Recognition of upfront payments	—	—	4,299	—		4,299
Research and development services and external costs	2,822	1,653	—	2,066		6,541
Total research and development revenue	2,822	11,653	4,299	2,066		20,840
Total collaboration revenues	$2,822	$65,087	$4,299	$2,066		$74,274
Operating expenses:
Research and development expense	$1,958	$1,575	$44,381	$7,115		$55,029
General and administrative expense	13,410	356	2,496	98		16,360
Less: net recoverable amount from collaboration partner	—	—	(19,982)	(4,333)		(24,315)
Total operating expenses	$15,368	$1,931	$26,895	$2,880		$47,074

	For the Nine Months Ended September 30, 2016
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Mylan Collaboration Agreement	Baxalta Collaboration Agreement (1)	Total Collaborations
Collaboration revenues:
Product revenue	$—	$58,831	$—	$—	$58,831
Research and development revenue:
Recognition of upfront payments	—	—	4,550	7,382	11,932
Research and development services and external costs	266	1,878	—	2,517	4,661
Total research and development revenue	266	1,878	4,550	9,899	16,593
Total collaboration revenues	$266	$60,709	$4,550	$9,899	$75,424
Operating expenses:
Research and development expense	$1	$1,643	$40,658	$880	$43,182
General and administrative expense	1,865	341	2,416	316	4,938
Less: net recoverable amount from collaboration partner	—	—	(20,766)	—	(20,766)
Total operating expenses	$1,866	$1,984	$22,308	$1,196	$27,354

(1) The Baxalta Collaboration Agreement was terminated effective December 31, 2016.

2003 Sandoz Collaboration Agreement

In 2003, the Company entered into a collaboration and license agreement, or the 2003 Sandoz Collaboration Agreement, with Sandoz to jointly develop, manufacture and commercialize Enoxaparin Sodium Injection, a generic version of LOVENOX® (enoxaparin), in the United States. Under the terms of the 2003 Sandoz Collaboration Agreement, the Company and Sandoz agreed to exclusively work with each other to develop and commercialize Enoxaparin Sodium Injection for any and all medical indications within the United States. In addition, the Company granted Sandoz an exclusive license under its intellectual property rights to develop and commercialize injectable enoxaparin for all medical indications within the United States.

Sandoz began selling Enoxaparin Sodium Injection in July 2010. In June 2015, the Company and Sandoz amended the 2003 Sandoz Collaboration Agreement, effective April 1, 2015, to provide that Sandoz would pay the Company 50% of contractually defined profits on sales, if any. Due to increased generic competition and resulting decreased market pricing for generic enoxaparin sodium injection products, Sandoz has not recorded any profit on sales of Enoxaparin Sodium Injection since 2015.

2006 Sandoz Collaboration Agreement

In 2006 and 2007, the Company entered into a series of agreements, including a collaboration and license agreement, as amended, or the 2006 Sandoz Collaboration Agreement, with Sandoz AG. Under the 2006 Sandoz Collaboration Agreement, the Company and Sandoz AG agreed to exclusively collaborate on the development and commercialization of GLATOPA 20 mg/mL and 40 mg/mL, collectively GLATOPA, a generic version of COPAXONE, among other products. Costs, including development costs and the costs of clinical studies, will be borne by the parties in varying proportions depending on the type of expense. For GLATOPA, the Company is generally responsible for all of the development costs in the United States. For GLATOPA outside of the United States, the Company shares development costs in proportion to its profit sharing interest. The Company is reimbursed at a contractual FTE rate for any FTE employee expenses as well as any external costs incurred in the development of products to the extent development costs are borne by Sandoz. All Commercialization Costs, as that term is defined in the 2006 Sandoz Collaboration Agreement, are borne by Sandoz. With respect to GLATOPA, Sandoz is responsible for funding Legal Expenses, as that term is defined in the 2006 Sandoz Collaboration Agreement, except for FTE costs with respect to certain legal activities for GLATOPA; however 50% of Legal Expenses, including any patent infringement damages, can be offset against the profit-sharing amounts.

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

Sandoz commenced sales of GLATOPA 20 mg/mL in the United States on June 18, 2015. Under the 2006 Sandoz Collaboration Agreement, the Company earns 50% of contractually defined profits on Sandoz’ worldwide net sales of GLATOPA 20 mg/mL. The Company is entitled to earn 50% of contractually defined profits on Sandoz’ worldwide net sales of GLATOPA 40 mg/mL, if approved and launched. Profits on net sales of GLATOPA are calculated by deducting from net sales the costs of goods sold, an allowance for selling, general and administrative costs, which is a contractual percentage of GLATOPA net sales, and post-launch commercial milestones achieved. On July 1, 2017, the Company earned a $10 million commercial milestone payment in connection with GLATOPA 20 mg/mL's being the sole FDA-approved generic of COPAXONE when earned and achieving a certain level of contractually defined profits in the United States. Sandoz deducted the $10 million commercial milestone from quarterly net profit in the three months ended September 30, 2017 prior to the calculation of the Company's 50% contractual share of profits. Following FDA approval of Mylan N.V.'s generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL, which Mylan N.V. announced in October 2017, the Company is no longer eligible to earn $80 million in future post-launch commercial milestones; however, the Company is still eligible to receive up to $30 million in sales-based milestones for GLATOPA in the United States. None of these payments, once received, is refundable and there are no general rights of return in the arrangement.

The amount of net sales and contractual profit is determined based on amounts provided by Sandoz and involves the use of estimates and judgments, such as product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and other rebates, distributor, wholesaler and group purchasing organizations fees, product returns, and co-payment assistance costs, which could be adjusted based on actual results in the future. The Company is highly dependent on Sandoz for timely and accurate information regarding any net revenues realized from sales of GLATOPA 20 mg/mL in order to accurately report its results of operations.

On October 4, 2017, the Company and Sandoz entered into a letter agreement, pursuant to which the Company agreed to reduce its 50% share of contractually defined profits on worldwide net sales of GLATOPA by up to approximately $9.8 million, representing 50% of potential GLATOPA 40 mg/mL pre-launch inventory costs. Such reductions would commence the earlier of the quarter GLATOPA 40 mg/mL is launched or the third quarter of 2018. In the event GLATOPA 40 mg/mL is not launched by the third quarter of 2018, the letter agreement provides that quarterly profits payable to the Company for GLATOPA 20 mg/mL will not be reduced by more than 20% until the earlier of the quarter GLATOPA 40 mg/mL is launched or the third quarter of 2019, at which time Sandoz may reduce the Company's quarterly GLATOPA profits by up to 100% until the amount of the Company's share of GLATOPA 40 mg/mL pre-launch inventory costs is met.

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

Under the terms of the Mylan Collaboration Agreement, Mylan paid the Company a non-refundable upfront payment of $45 million. In addition, the Company and Mylan equally share costs (including development, manufacturing, commercialization and certain legal expenses) and profits (losses) with respect to such product candidates, with Mylan funding its share of collaboration expenses incurred by the Company, in part, through up to six contingent milestone payments, totaling up to $200 million across the six product candidates, two of which, totaling $60 million, the Company received in 2016.

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

In accordance with Topic 605, Revenue Recognition, the Company allocated $45 million in total arrangement consideration to seven units of accounting based on the relative selling price method. At the inception of the agreement, the Company delivered development and product licenses for the six collaboration product candidates and commenced revenue recognition for the seven units of accounting. The Company is recording revenue associated with the upfront payment on a straight-line basis over the applicable performance period during which the research and development services are expected to be delivered, which begins upon delivery of the development and product license and ends upon FDA approval of the product. The Company currently estimates that the performance periods for the units of accounting range from five years to eight years. As of September 30, 2017, $34.3 million was deferred under the Mylan Collaboration Agreement, of which $4.5 million was included in current liabilities and $29.8 million was included in non-current liabilities in the condensed consolidated balance sheet.

The collaboration with Mylan is a cost-sharing arrangement pursuant to which reimbursement for Mylan’s 50% share of collaboration expenses is recorded as a reduction to research and development expense and general and administrative expense, depending on the nature of the activities. The collaboration advance at September 30, 2017 represents the unused portion of the $60 million contingent milestone payments received from Mylan in 2016 that will be applied to Mylan's 50% share of certain collaboration expenses under the agreement. The Company is eligible to receive up to $140 million in additional contingent milestone payments from Mylan.

As a result of the cost sharing provisions of the Mylan Collaboration Agreement, during the three months ended September 30, 2017 and September 30, 2016, the Company's net recovery from Mylan for research and development expenses was $6.6 million and $7.7 million, respectively, and the Company's net recovery from Mylan for general and administrative expenses was $0.5 million and $0.4 million, respectively. During the nine months ended September 30, 2017 and September 30, 2016, the Company's net recovery from Mylan for research and development expenses was $18.9 million and $19.8 million, respectively, and the Company's net recovery from Mylan for general and administrative expenses was $1.1 million and $1.0 million, respectively.

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

Pursuant to the terms of the CSL License Agreement, CSL paid the Company a non-refundable upfront payment of $50 million. For the development and commercialization of M230, the Company is eligible to receive up to $550 million in contingent clinical, regulatory and sales milestone payments, and additional negotiated milestone payments for a named research stage product should that enter development. The Company is also entitled to sales-based royalty payments in percentages ranging from a mid-single digit to low-double digits for M230 and a named research stage product should that enter development and be commercialized, and royalties and development milestone payments to be negotiated for any other products developed under the CSL License Agreement. Sales milestones are based on aggregated sales across M230 and any other products developed under the CSL License Agreement. The Company also has the option to participate in a cost-and-profit sharing arrangement, under which the Company would fund 50% of global research and development costs and 50% of U.S. commercialization costs for all products developed pursuant to the CSL License Agreement, or the Co-Funded Products,

in exchange for either a 50% share of U.S. profits, or the 50% Co-funding Option, or 30% share of U.S. profits, determined by the stage of development at which the Company makes such election. On August 28, 2017, the Company exercised its 50% Co-funding Option. As a result, for Co-Funded Products, royalties remain payable for territories outside of the United States, and the milestone payments for which the Company is eligible are reduced from up to $550 million to up to $297.5 million. The Company also has the right to opt-out of such arrangement at its sole discretion, which would result in milestone payments and royalties reverting to their pre-arrangement amounts. The Company also has the option to participate in the promotion of Co-Funded Products in the United States, subject to a co-promotion agreement to be negotiated with CSL.

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

The Company identified the deliverables at the inception of the CSL License Agreement. The deliverables were determined to include (i) the M230 research, development, manufacturing and commercialization license, (ii) the research license for other Fc multimer proteins and (iii) the Company's responsibility to transfer the technology package relating to M230 to CSL. The best estimate of the selling price associated with the Company's participation on the joint steering committee was deemed to be de minimis, and therefore was not evaluated further. The Company determined that the M230 research, development, manufacturing and commercialization license does not have stand-alone value separate and apart from the Company's responsibility to transfer the M230 technology package to CSL because (1) there are no other vendors selling similar licenses on a stand-alone basis, (2) CSL does not have the contractual right to resell the license or the transferred technology, and (3) CSL is unable to use the license for its intended purpose without the technology transfer. In addition, the Company determined that the research license does not have stand-alone value. As such, the Company determined that there is one unit of accounting. The total arrangement consideration of $50 million was allocated to the single unit of accounting and will be recognized as revenue once the technology transfer is completed, which is the final item to be delivered in the unit of accounting. The technology transfer is expected to be completed by the end of 2017. As of September 30, 2017, $50 million was included in deferred revenue under the CSL License Agreement and was classified as a current liability in the unaudited, condensed consolidated balance sheet.

As discussed above, on August 28, 2017 the Company exercised its 50% Co-funding Option. Prior to the Company's exercise of its 50% Co-funding Option, the Company was reimbursed for certain costs under the arrangement, and such amounts were recorded as revenue or reductions to research and development expense depending on the nature of the activities. When the Company contracted directly with, managed the work of and was responsible for payments to third-party vendors for services the Company was obligated to provide to CSL, reimbursement of such costs were recorded as revenues on a gross basis. Reimbursable material costs incurred on CSL's behalf were netted against research and development expense. After the Company's exercise of its 50% Co-funding Option, reimbursement by CSL for its share of the development effort is presented as a reduction of operating expenses, which is consistent with the Company’s accounting policy for collaborations under ASC

808 Collaborative Arrangements, and reimbursement by the Company for its share of the development effort is recorded as an incremental operating expense.

5. Share-Based Payments

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

For those employees who did not opt out, the Retirement Policy amended the terms of existing grants of time-based options effective January 11, 2017; therefore, in the consolidated statement of operations for the nine months ended September 30, 2017, the Company recorded incremental compensation expense of $0.4 million related to the modification of those options, of which $0.3 million was included in the general administrative expense and $0.1 million was included in research and development expense.

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

The table below presents share-based compensation expense for research and development as well as general and administrative expense, both of which are included in operating expenses, in the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Research and development	$1,860	$2,042	$6,083	$6,426
General and administrative	3,056	2,897	10,226	8,330
Total share-based compensation expense	$4,916	$4,939	$16,309	$14,756

The following table summarizes share-based compensation expense by award category recorded in each of the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Stock options	$2,494	$2,149	$7,819	$7,278
Restricted stock awards and units	2,289	2,688	8,120	7,161
Employee stock purchase plan	133	102	370	317
Total share-based compensation expense	$4,916	$4,939	$16,309	$14,756

During the nine months ended September 30, 2017, the Company granted 1,456,880 options to its employees and board members. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions are noted in the table below. The weighted average grant date fair value of option awards granted during the three months ended September 30, 2017 and 2016 was $8.58 per option and $6.77 per option, respectively. The weighted average grant date fair value of option awards granted during the nine months ended September 30, 2017 and 2016 was $9.17 per option and $5.90 per option, respectively.

The following tables summarize the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016
Expected volatility	50%	60%	52%	58%
Expected dividends	—	—	—	—
Expected life (years)	6.2	6.1	0.5	0.5
Risk-free interest rate	2.0%	1.4%	0.9%	0.4%

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Expected volatility	53%	58%	55%	57%
Expected dividends	—	—	—	—
Expected life (years)	5.8	6.1	0.5	0.5
Risk-free interest rate	2.1%	1.5%	0.7%	0.4%

Since April 2016, the Company awarded 1,761,750 shares of performance-based restricted stock to employees and officers. The vesting of the shares is subject to the Company achieving up to two of three possible performance milestones on or before April 13, 2019. Upon achieving each of the first and second milestones, 25% of the shares will vest on the later of the milestone achievement date and the first anniversary of the grant date, and an additional 25% of the shares will vest on the one year anniversary of such achievement date, subject to a requirement that recipients remain employees through each applicable vesting date. Each quarter, the Company evaluates the probability of achieving the milestones on or before April 13, 2019, and its estimate of the implicit service period over which the fair value of the awards will be recognized and expensed. As a result of discontinuing its necuparanib program in 2016, the Company determined that only two of the three performance milestones are possible to achieve prior to April 13, 2019. The Company has determined that attainment of the remaining performance conditions is probable and is expensing the fair value of the shares over the implicit service period using the accelerated attribution method. In the three and nine months ended September 30, 2017, the Company recognized approximately $1.0 million and $4.5 million of stock compensation costs related to these awards, respectively.

In the nine months ended September 30, 2017, the Company awarded 519,753 shares of time-based restricted stock units to its employees. The time-based restricted stock units vest as to 25% on the one year anniversary of the grant date and as to 6.25% quarterly over three years that follow the grant date. Time-based awards are generally forfeited if the employment relationship terminates with the Company prior to vesting, except as provided in the Retirement Policy.

6. Commitments and Contingencies

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

The Company records rent expense on a straight-line basis over the term of the lease which includes base rent and the associated impact of free rent periods and rent escalation. The Company capitalizes the cost of normal tenant improvements as leasehold improvements as the costs are incurred.

See Note 14 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the Company’s other operating lease agreements.

Total operating lease commitments as of September 30, 2017 are as follows (in thousands):

Operating lease commitments	Total
October 1 to December 31, 2017	$3,310
2018	19,013
2019	18,848
2020	19,380
2021	19,856
2022 and beyond	102,860
Total future minimum lease payments	$183,267

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

GLATOPA 40 mg/mL-Related Litigation

On September 10, 2014, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed a suit against the Company and Sandoz Inc. in the United States District Court for the District of Delaware in response to the filing by Sandoz Inc. of the ANDA with a Paragraph IV certification for GLATOPA 40 mg/mL. The suit initially alleged infringement related to two Orange Book-listed patents for COPAXONE 40 mg/mL, each expiring in 2030, and sought declaratory and injunctive relief prohibiting the launch of the Company's product until the last to expire of these patents. In April 2015, Teva and Yeda filed an additional suit against the Company and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement related to a third Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in March 2015 and expires in 2030. In May 2015, this suit was consolidated with the initial suit that was filed in September 2014. In November 2015, Teva and Yeda filed a suit against the Company and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement related to a fourth Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in October 2015 and expires in 2030. In December 2015, this suit was also consolidated with the initial suit that was filed in September 2014. Teva and Yeda seek declaratory and injunctive relief prohibiting the launch of GLATOPA 40 mg/mL until the expiration of the patents at issue. On January 30, 2017, the District Court found the four patents to be invalid due to obviousness. In February 2017, Teva and Yeda appealed the District Court's January 30, 2017 decision to the Court of Appeals for the Federal Circuit. Briefing was completed in the third quarter of 2017, and a decision is pending oral argument.

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

On January 31, 2017, Teva filed a suit against the Company and Sandoz Inc. in the United States District Court for the District of New Jersey alleging infringement related to an additional patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,155,775, which issued in October 2015 and expires in October 2035. The Company and Sandoz Inc. filed a motion to dismiss and a motion to transfer the suit to the United States District Court for the District of Delaware. On January 31, 2017, Teva voluntarily dismissed the Company from the New Jersey suit for U.S. Patent No. 9,155,775, maintaining the suit against Sandoz Inc. On May 23, 2017, the United States District Court for the District of New Jersey granted the motion to transfer the suit to the United States District Court for the District of Delaware. A claim construction hearing is scheduled for November 2, 2017.

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

In July 2013, the District Court granted a motion by Amphastar and Actavis for summary judgment. The Company filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, which the CAFC denied in May 2014. On November 10, 2015, the CAFC affirmed the District Court summary judgment decision with respect to Actavis, reversed the District Court summary judgment decision with respect to Amphastar, and remanded the case against Amphastar to the District Court. On January 11, 2016, Amphastar filed a petition for rehearing by the CAFC, which was denied on February 17, 2016. On May 17, 2016, Amphastar filed a petition for writ of certiorari for review of the CAFC decision by the United States Supreme Court, which was denied on October 3, 2016. In April 2017, the Company, Sandoz Inc. and Actavis, or the Settling Parties, settled and signed reciprocal releases of all claims, and filed a voluntary stipulation with the District Court, pursuant to which the Settling Parties stipulated and agreed to dismiss with prejudice all claims and counterclaims among the Settling Parties, without fees or costs to any party, and with the Settling Parties waiving any and all right of appeal. The District Court trial was held in July 2017, and the jury verdict found the Company's patent to be infringed, but invalid and unenforceable. The Company and Sandoz Inc. have filed post-trial motions and briefs and are considering all other available legal options to overturn the portions of the verdict finding the Company's patent to be invalid and unenforceable, including a potential appeal to the CAFC. In the event that the Company is not successful in further prosecution or settlement of this action against Amphastar, and Amphastar is able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. The Company posted $17.5 million as collateral for the security bond and classified the collateral as restricted cash in its consolidated balance sheet. Litigation involves many risks and uncertainties, and there is no assurance that the Company or Sandoz Inc. will prevail in this patent enforcement suit.

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

On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against the Company and Sandoz Inc. in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic Enoxaparin Sodium Injection. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, the Company and Sandoz Inc. sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and unspecified damages and fees. In December 2015, the Company and Sandoz filed a motion to dismiss and a motion to transfer the case to the United States District Court for the District of Massachusetts. On March 21, 2017, the United States District Court for the Middle District of Tennessee dismissed NGH’s claim for damages against the Company and Sandoz, but allowed the case to move forward, in part, for NGH’s claims for injunctive and declaratory relief. In the same opinion, the United States District Court for the Middle District of Tennessee denied our motion to transfer. On June 9, 2017, NGH filed a motion to amend its complaint to add a new named plaintiff, the American Federation of State, County and Municipal Employees District Council 37 Health & Security Plan, or DC37. NGH and DC37 seek to assert claims for damages under the laws of more than 30 different states, on behalf of a putative class of indirect purchasers of Lovenox or generic enoxaparin. On June 30, 2017, the Company and Sandoz filed a brief opposing the motion to amend the complaint. The Court has not yet scheduled a hearing on the motion to amend. While the outcome of litigation is inherently uncertain, the Company believes this suit is without merit, and it intends to vigorously defend itself in this litigation.

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

To date, we have devoted substantially all of our capital resource expenditures to the research and development of our products and product candidates. Although we were profitable in fiscal years 2010 and 2011, since that time we have been incurring operating losses, and we expect to incur annual operating losses over the next several years as we advance our development portfolio. As of September 30, 2017, we had an accumulated deficit of $576.0 million. We will need to generate significant revenue to return to profitability. We expect that our return to profitability, if at all, will most likely come from the commercialization of the products in our development portfolio.

Complex Generics

GLATOPA® (glatiramer acetate injection) 20 mg/mL—Generic Once-daily COPAXONE® (glatiramer acetate injection) 20 mg/mL

On April 16, 2015, the FDA approved the ANDA for GLATOPA 20 mg/mL, a generic equivalent of once-daily COPAXONE 20 mg/mL. GLATOPA 20 mg/mL was the first "AP" rated, substitutable generic equivalent of once-daily COPAXONE. Sandoz commenced sales of GLATOPA 20 mg/mL on June 18, 2015. Under our collaboration agreement with Sandoz, we earn 50% of contractually defined profits on GLATOPA 20 mg/mL sales. For the three months ended September 30, 2017, we recorded $10.9 million in product revenues from Sandoz’ sales of GLATOPA 20 mg/mL. On July 1, 2017, we earned a $10 million commercial milestone payment in connection with GLATOPA 20 mg/mL's being the sole FDA-approved generic of COPAXONE when earned and achieving a certain level of contractually defined profits in the United States.

In October 2017, Mylan N.V. announced the launch of its generic equivalents of once-daily COPAXONE 20 mg/mL and three-times-weekly COPAXONE 40 mg/mL. We expect GLATOPA 20 mg/mL will lose market share to Mylan's generic equivalent of COPAXONE 20 mg/mL and that Sandoz may use one or more contracting strategies to remain competitive, including but not limited to lowering its GLATOPA 20 mg/mL prices or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which could further decrease contractual profit share revenue. The market potential of GLATOPA 20 mg/mL is also negatively impacted by the conversion of patients from once-daily 20 mg/mL glatiramer acetate injection to three-times-weekly 40 mg/mL glatiramer acetate injection. Prior to Mylan N.V.'s entry into the COPAXONE market, COPAXONE 40 mg/mL accounted for approximately 81% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed; however, Mylan N.V.'s launch of its lower cost, generic equivalent of COPAXONE 40 mg/mL may result in additional conversion of patients from once-daily 20 mg/mL glatiramer acetate injection to three-times-weekly 40 mg/mL glatiramer acetate injection.

GLATOPA® (glatiramer acetate injection) 40 mg/mL—Generic Three-times-weekly COPAXONE® (glatiramer acetate injection) 40 mg/mL

An ANDA seeking approval for GLATOPA 40 mg/mL, a generic equivalent of three-times-weekly COPAXONE 40 mg/mL, was filed by our collaborator, Sandoz, in February 2014 and remains under review by the FDA. Our GLATOPA 40 mg/mL formulation contains the same drug substance as GLATOPA 20 mg/mL, which we believe should help streamline the FDA review of the ANDA. On February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturer for GLATOPA, Pfizer Inc., received an FDA warning letter. Although the FDA warning letter does not restrict the production or shipment of the GLATOPA 20 mg/mL product that is currently marketed by Sandoz in the United States, the FDA is withholding approval of the ANDA for GLATOPA 40 mg/mL until satisfactory resolution of the compliance observations in the FDA's warning letter to Pfizer Inc. We are working with Sandoz to resolve this matter. We believe it continues to be possible for GLATOPA 40 mg/mL to be approved and launched in the United States in late 2017 or early 2018. We expect Mylan N.V.'s launch of its generic equivalent of three-times-weekly COPAXONE 40 mg/mL will limit the market potential of GLATOPA 40 mg/mL, if approved and launched.

On January 30, 2017, the District Court for the District of Delaware found invalid four Orange Book-listed patents related to COPAXONE 40 mg/mL that we were alleged to have infringed. Three of these patents had previously been found invalid in August 2016 by the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, or PTAB, in an Inter Partes Review, or IPR, filed by an unrelated third party. In February 2017, Teva and Yeda appealed the District Court's January 30, 2017 decision to the U.S. Court of Appeals for the Federal Circuit, or the CAFC. This and other legal proceedings related to GLATOPA 40 mg/mL are described under "Part II., Item 1. Legal Proceedings -- GLATOPA 40 mg/mL-Related Proceedings."

Enoxaparin Sodium Injection—Generic LOVENOX®

Under our amended collaboration agreement with Sandoz, Sandoz is obligated to pay us 50% of contractually defined profits on sales of Enoxaparin Sodium Injection.

Due to increased generic competition and resulting decreased market pricing for generic enoxaparin sodium injection products, Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the three and nine months ended September 30, 2017, and therefore we recorded no product revenue for Enoxaparin Sodium Injection in the same periods.

Legal proceedings related to Enoxaparin Sodium Injection are described under "Part II., Item 1. Legal Proceedings -- Enoxaparin Sodium Injection-Related Proceedings."

Biosimilars

M923—Biosimilar HUMIRA® (adalimumab) Candidate

In November 2016, following an interim analysis, we announced that the confirmatory, randomized, double-blind, multi-center, global study evaluating the efficacy, safety and immunogenicity of M923 in adult patients with moderate-to-severe chronic plaque psoriasis met its primary endpoint. Patients received up to 48 weeks of treatment with M923, HUMIRA, or HUMIRA alternating with M923. The proportion of subjects who achieved the primary endpoint, at least 75% reduction in the Psoriasis Area and Severity Index, or PASI-75, following 16 weeks of treatment, was equivalent between M923 and HUMIRA. The estimated difference in responders was well within the pre-specified confidence interval, confirming equivalence. Equivalence was also achieved for all secondary efficacy endpoints, including the achievement of PASI-50, PASI-90, proportion achieving clear or near-clear skin, and change from baseline in absolute PASI score. Adverse events were comparable in terms of type, frequency, and severity, and were consistent with the published safety data for HUMIRA. Due to unexpectedly high enrollment rates, additional patients to those included in the interim analysis were enrolled in the study. These patients will be included in the regulatory submission.

We are working toward the first regulatory submission for marketing approval for M923 in the United States in late 2017. We expect that U.S. market formation for biosimilar versions of HUMIRA will likely be in the 2022-2023 timeframe, subject to market approval, patent considerations and litigation timelines. We believe that, subject to our ability to identify a new collaboration partner, marketing approval, patent considerations and litigation timelines, M923 will be among the first biosimilar versions of HUMIRA to launch at U.S. market formation.

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

M834—Biosimilar ORENCIA® (abatacept) Candidate

On January 8, 2016, we entered into a collaboration agreement, which became effective on February 9, 2016, with Mylan Ireland Limited, a wholly-owned indirect subsidiary of Mylan N.V., or Mylan, to develop and commercialize M834. We completed a randomized, double-blind, three-arm, parallel group, single-dose Phase 1 clinical trial in normal healthy volunteers to compare the pharmacokinetics, safety and immunogenicity of M834 to U.S.-sourced and EU-sourced ORENCIA. On November 1, 2017, we announced that M834 did not meet its primary pharmacokinetic endpoints in the Phase 1 clinical trial.

We and Mylan continue to gather and analyze the data from the Phase 1 clinical trial to better understand the results and evaluate the next steps for M834.

ORENCIA's composition of matter patents expire in the United States in 2019. In December 2016, the PTAB in an IPR we filed upheld the validity of Bristol-Myers Squibb's formulation patent U.S. Patent No. 8,476,239 on ORENCIA. We appealed this decision to the CAFC, and an oral argument is scheduled for December 5, 2017. This proceeding is further discussed below under "Part II., Item 1. Legal Proceedings -- M834-Related Proceedings."

Other Biosimilar Candidates

Our Mylan collaboration includes five other biosimilar candidates from our portfolio in addition to M834, including our undisclosed biosimilar candidate, M710. We and Mylan are targeting the first regulatory submission for M710 clinical development by early 2018. We and Mylan will share equally costs and profits (losses) related to these earlier stage product candidates. We and Mylan will share development and manufacturing responsibilities across product candidates, and Mylan will lead commercialization of the products.

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

M281 - Anti-FcRn Candidate

M281 is a fully-human monoclonal antibody that blocks the neonatal Fc receptor, or FcRn. A Phase 1 study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of M281 was initiated in June 2016. In January 2017, we announced that we had successfully completed the single ascending dose, or SAD, portion of the Phase 1 study in healthy volunteers. In the SAD portion of the study, M281 was well-tolerated with no serious adverse events observed. The multiple ascending dose, or MAD, portion of the Phase 1 study was completed in August 2017. We plan to report top line data from the MAD portion of the Phase 1 study in the fourth quarter of 2017.

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

Pursuant to the License and Option Agreement with CSL, effective February 17, 2017, we granted CSL an exclusive worldwide license to research, develop, manufacture and commercialize M230. On August 28, 2017, we exercised our 50% Co-funding Option, which is discussed further in Note 4 "Collaboration and License Agreements - CSL License and Option Agreement". CSL has informed us that it plans to advance this candidate with a goal of beginning clinical development in late 2017, subject to regulatory feedback.

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

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

Product Revenue

Product revenue includes our contractually defined profits earned on Sandoz’ sales of GLATOPA 20 mg/mL.

GLATOPA 20 mg/mL—Generic Once-daily COPAXONE 20 mg/mL

Sandoz commenced sales of GLATOPA 20 mg/mL in the United States on June 18, 2015. We earn 50% of contractually defined profits on Sandoz’ sales of GLATOPA 20 mg/mL. For the three months ended September 30, 2017, we recorded $10.9 million in product revenues from Sandoz’ sales of GLATOPA 20 mg/mL, reflecting $11.1 million in profit share net of a deduction of $0.2 million for reimbursement to Sandoz of 50% of GLATOPA-related legal expenses incurred by Sandoz. For the three months ended September 30, 2016, we recorded $23.3 million in product revenues from Sandoz’ sales of GLATOPA 20 mg/mL. The decrease in product revenues of $12.4 million, or 53%, from the three months ended September 30, 2016 to the three months ended September 30, 2017 was primarily due to the deduction of the $10 million commercial milestone we earned on July 1, 2017 from net profit prior to the calculation of our 50% contractual share of profits, which Sandoz was entitled to offset against future product revenues payable to us under the terms of the 2006 Sandoz Collaboration Agreement; lower net sales as a result of inventory price adjustments due to Mylan N.V.'s entry into the COPAXONE market; higher Medicaid deductions in the third quarter of 2017; and reimbursement of legal expenses relating to GLATOPA. At the end of the third quarter of 2017, prior to Mylan N.V.'s entry into the COPAXONE market, we estimate that the number of prescriptions for GLATOPA 20 mg/mL represented approximately 40% of the once-daily 20 mg/mL U.S. glatiramer acetate market.

Research and Development Revenue

Research and development revenue generally consists of amounts earned by us under our collaborations for technical development, regulatory and commercial milestones; reimbursement of research and development services and reimbursement of development costs under our collaborative arrangements; and recognition of the arrangement consideration.

Research and development revenue was $13.2 million and $5.8 million for the three months ended September 30, 2017 and 2016, respectively. The increase in research and development revenue of $7.4 million, or 128%, from the three months ended September 30, 2016 to the three months ended September 30, 2017 was primarily due to a $10 million commercial milestone payment we earned on July 1, 2017 in connection with GLATOPA 20 mg/mL's being the sole FDA-approved generic of COPAXONE when earned and achieving a certain level of contractually defined profits in the United States, partially offset by less revenue due to the termination of the Baxalta Collaboration Agreement, effective December 31, 2016, under which we were previously reimbursed for M923 FTE and external costs and for which we recognized a portion of Baxalta's initial upfront payment in the three months ended September 30, 2016, which were non-recurring in the same period in 2017.

We expect to continue to recognize revenue from Mylan's $45 million upfront payment on a quarterly basis. Finally, we expect to recognize the $50 million upfront payment from CSL as revenue in the fourth quarter of 2017.

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

For our collaboration arrangements in which the parties share in collaboration expenses for products under the arrangement (cost sharing arrangements), we concluded that when there is a period during the collaboration arrangement during which we are owed payment from the collaborator, we record the reimbursement by the collaborator for its share of the development effort as a reduction of research and development expense. Amounts owed to the collaborator are recorded as incremental research and development expense.

Research and development expense for the three months ended September 30, 2017 was $37.9 million, compared with $31.6 million for the three months ended September 30, 2016. The increase of $6.3 million, or 20%, from the three months ended September 30, 2016 to the three months ended September 30, 2017 was primarily due to $12.4 million in increased spending on M923, as the program was transitioned back to us effective December 31, 2016 in connection with the termination of the Baxalta Collaboration Agreement, partially offset by a $3.4 million reduction in spend on our necuparanib program, which we discontinued in August 2016, and a $2.6 million reduction in spend on M230 as those costs are now shared with CSL.

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

The following table sets forth, in thousands, the primary components of our research and development external expenditures, including the amortization of our intangible asset, for each of our principal development programs by product area for the three months ended September 30, 2017 and 2016, and from project inception to September 30, 2017. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of	Three Months Ended September 30,		Project Inception to
	September 30, 2017	2017	2016	September 30, 2017
External Costs Incurred by Product Area:
Complex Generics(1)	ANDAs filed(2)	$443	$349	$107,987
Biosimilars	Various(3)	14,581	2,413	154,811
Novel Therapeutics	Various(4)	2,995	9,663	102,371
Internal Costs		19,895	19,143
Total Research and Development Expenses		$37,914	$31,568

(1)	Includes external costs for GLATOPA and Enoxaparin Sodium Injection.

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

(3)
Biosimilars include M923, a biosimilar candidate of HUMIRA® (adalimumab), M834, a biosimilar candidate of ORENCIA® (abatacept), as well as five other biosimilar candidates, including our undisclosed biosimilar candidate, M710. In April 2016, enrollment in the pivotal clinical trial for M923 was completed and in November 2016, following an interim analysis, we announced top-line Phase III results including that M923 met its primary endpoint in the study. We completed a Phase 1 clinical trial of M834. Our other biosimilar candidates are in the discovery and process development phase. As a result of the cost-sharing provisions of the Mylan Collaboration Agreement, we offset approximately $6.6 million and $7.7 million against research and development costs during the three months ended September 30, 2017 and 2016, respectively.

(4)
Our novel therapeutic programs include M281, for which the multiple ascending dose portion of a Phase 1 study was initiated in January 2017; M230, which our licensee, CSL, has informed us that it plans to advance with a goal of beginning clinical development in late 2017, subject to regulatory feedback; M254, which is currently in preclinical development and for which we are planning to initiate an IND-enabling toxicology study in 2017; costs related to our necuparanib program, which was discontinued in August 2016; as well as other discovery and nonclinical stage programs.

External expenditures for complex generics increased by $0.1 million, or 27%, from the three months ended September 30, 2016 to the three months ended September 30, 2017 as we continue to support our complex generics. External expenditures for our biosimilars programs increased by $12.2 million, or 504%, from the three months ended September 30, 2016 to the three months ended September 30, 2017 driven primarily by our assuming responsibility for development and commercialization of M923 effective December 31, 2016. External costs of our novel therapeutic programs decreased by $6.7 million, or 69%, from the three months ended September 30, 2016 to the three months ended September 30, 2017, driven primarily by a $3.4 million reduction in spend on our necuparanib program, which we discontinued in August 2016, and a $2.6 million reduction in spend on M230 as those costs are now shared with CSL. Finally, internal costs were consistent period over period.

Due to the variability in the length of time necessary to develop a product candidate, the uncertainties related to the estimated cost of the projects and ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate cost to bring our product candidates to market are not available.

General and Administrative Expense

General and administrative expenses consist primarily of salaries and other related costs for personnel in general and administrative functions, professional fees for legal and accounting services, royalty and license fees, insurance costs, and rent, facility and lab supplies, and depreciation expense.

For our collaboration arrangements in which the parties share in collaboration expenses for products under the arrangement (cost sharing arrangements), we concluded that when there is a period during the collaboration arrangement during which we are owed payment from the collaborator, we record the reimbursement by the collaborator for its share of the development effort as a reduction of general and administrative expense. Amounts owed to the collaborator are recorded as incremental general and administrative expense.

General and administrative expense for the three months ended September 30, 2017 was $20.7 million, compared with $15.8 million for the three months ended September 30, 2016. The increase of $4.9 million, or 31%, from the three months ended September 30, 2016 to the three months ended September 30, 2017 was primarily driven by approximately $3.3 million in legal fees relating to our ongoing litigation and $0.8 million in personnel-related expenses driven by increased headcount and higher share-based compensation expense.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

Other Income, Net

Other income, net, primarily includes interest income. Interest income was $1.3 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively. The increase of $0.7 million, or 117%, from the three months ended September 30, 2016 to the three months ended September 30, 2017 was caused by higher average investment balances due to funds raised under the 2015 ATM Agreement in 2017.

Comparison of Nine Months Ended September 30, 2017 and 2016

Product Revenue

GLATOPA 20 mg/mL—Generic Once-daily COPAXONE 20 mg/mL

For the nine months ended September 30, 2017, we recorded $53.4 million in product revenues from Sandoz’ sales of GLATOPA 20 mg/mL, reflecting $54.5 million in profit share net of a deduction of $1.1 million for reimbursement to Sandoz of 50% of GLATOPA-related legal expenses incurred by Sandoz. For the nine months ended September 30, 2016, we recorded $58.8 million in product revenues from Sandoz’ sales of GLATOPA 20 mg/mL. The decrease in product revenues of $5.4 million, or 9%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 was primarily due to the deduction of the $10 million commercial milestone we earned on July 1, 2017 from net profit prior to calculating our 50% contractual share of profits, which Sandoz was entitled to offset against future product revenues payable to us under the terms of the 2006 Sandoz Collaboration Agreement; lower net sales from inventory price adjustments relating to Mylan N.V.'s entry into the COPAXONE market; higher Medicaid deductions in the third quarter of 2017; and reimbursement of legal expenses relating to GLATOPA.

Research and Development Revenue

Research and development revenue was $20.8 million and $16.6 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in research and development revenue of $4.2 million, or 25%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 was primarily due to a $10 million commercial milestone payment we earned on July 1, 2017 in connection with GLATOPA 20 mg/mL's being the sole FDA-approved generic of COPAXONE when earned and achieving a certain level of contractually defined profits in the United States as of June 30, 2017, which was partially offset by a decrease in revenue due to the termination of the Baxalta Collaboration Agreement, effective December 31, 2016, under which we were previously reimbursed for M923 FTE and external costs and for which we recognized a portion of Baxalta's initial upfront payment in the nine months ended September 30, 2016, which were non-recurring in the same period in 2017.

Research and Development Expense

Research and development expense for the nine months ended September 30, 2017 was $113.1 million, compared with $93.5 million for the nine months ended September 30, 2016. The increase of $19.6 million, or 21%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 was primarily due to $32.8 million in increased spending on M923, as the program was transitioned back to us effective December 31, 2016 in connection with the termination of the Baxalta Collaboration Agreement, partially offset by a $8.7 million reduction in spend on our necuparanib program, which we discontinued in August 2016, and a $4.5 million reduction in spend on M230 as those costs are now shared with CSL.

The following table sets forth, in thousands, the primary components of our research and development external expenditures, including the amortization of our intangible asset, for each of our principal development programs by product area for the nine months ended September 30, 2017 and 2016, and from project inception to September 30, 2017. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of	Nine Months Ended September 30,		Project Inception to
	September 30, 2017	2017	2016	September 30, 2017
External Costs Incurred by Product Area:
Complex Generics(1)	ANDAs filed(2)	$3,533	$1,643	$107,987
Biosimilars	Various(3)	41,091	8,625	154,811
Novel Therapeutics	Various(4)	9,106	24,816	102,371
Internal Costs		59,348	58,414
Total Research and Development Expenses		$113,078	$93,498

(1)	Includes external costs for GLATOPA and Enoxaparin Sodium Injection.

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

(3)
Biosimilars include M923, a biosimilar candidate of HUMIRA® (adalimumab), M834, a biosimilar candidate of ORENCIA® (abatacept), as well as five other biosimilar candidates, including our undisclosed biosimilar candidate, M710. In April 2016, enrollment in the pivotal clinical trial for M923 was completed and in November 2016, following an interim analysis, we announced top-line Phase III results including that M923 met its primary endpoint in the study. We completed a Phase 1 clinical trial of M834. Our other biosimilar candidates are in the discovery and process development phase. As a result of the cost-sharing provisions of the Mylan Collaboration Agreement, we offset approximately $18.9 million and $19.8 million against research and development costs during the nine months ended September 30, 2017 and 2016, respectively.

(4)
Our novel therapeutic programs include M281, for which the multiple ascending dose portion of a Phase 1 study was initiated in January 2017; M230, which our licensee, CSL, has informed us that it plans to advance with a goal of beginning clinical development in 2017, subject to regulatory feedback; M254, which is currently in preclinical development and for which we are planning to initiate an IND-enabling toxicology study in 2017; costs related to our necuparanib program, which was discontinued in August 2016; as well as other discovery and nonclinical stage programs.

External expenditures for complex generics increased by $1.9 million, or 115%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 as we continue to support our complex generics. External expenditures for our biosimilars programs increased by $32.5 million, or 376%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 driven by our assuming responsibility for development and commercialization of M923 effective December 31, 2016. External costs of our novel therapeutic programs decreased by $15.7 million, or 63%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, primarily driven by a $8.7 million reduction in spend on our necuparanib program, which we discontinued in August 2016, and a $4.5 million reduction in spend on M230 as those costs are now shared with CSL. Finally, internal costs were consistent period over period.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2017 was $66.4 million, compared with $46.3 million for the nine months ended September 30, 2016. The increase of $20.1 million, or 43%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 was driven by approximately $14.9 million of legal costs primarily relating to our ongoing litigation and $4.0 million in personnel-related expenses driven by increased headcount and higher share-based compensation expense.

Other Income, Net

Other income, net, primarily includes interest income. Interest income was $3.2 million and $1.6 million for the nine months ended September 30, 2017 and 2016, respectively. The increase of $1.6 million, or 100%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 was caused by higher average investment balances due to funds raised under the 2015 ATM Agreement in 2017.

Liquidity and Capital Resources

At September 30, 2017, we had $423.1 million in cash, cash equivalents and marketable securities and $14.3 million in collaboration receivables, which includes $10.9 million in profit share from Sandoz' sales of GLATOPA 20 mg/mL. In addition, we also held $23.0 million in restricted cash, of which $17.5 million serves as collateral for a $35 million security bond posted in the litigation against Amphastar.

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

Cash, Cash Equivalents and Marketable Securities

Our funds at September 30, 2017 were primarily invested in commercial paper, overnight repurchase agreements, asset-backed securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 12 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant market risk at September 30, 2017.

Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$7,853	$(36,155)
Net cash (used in) provided by investing activities	$(59,327)	$80,820
Net cash provided by financing activities	$73,574	$153
Net increase in cash and cash equivalents	$22,100	$44,818

Cash provided by (used in) operating activities

The cash provided by or used in operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Cash provided by operating activities was $7.9 million for the nine months ended September 30, 2017 reflecting a net loss of $101.9 million, which was partially offset by non-cash charges of $5.6 million for depreciation and amortization of property, equipment and intangible assets and $16.3 million in shared-based compensation.  The net change in our operating assets and liabilities provided cash of $87.6 million and primarily resulted from: the receipt of $50 million from CSL under the CSL License Agreement, which is included in deferred revenue at September 30, 2017; a one-time cash payment of $51.2 million in connection with the termination of the Baxalta Collaboration Agreement, which was included in collaboration receivable at December 31, 2016; and an increase in accounts payable of $8.1 million due to timing of vendor payments, partially offset by the change in collaboration advance of $19.0 million, the majority of which represents Mylan's 50% share of certain collaboration expenses under the cost-sharing provisions of the Mylan Collaboration Agreement.

Cash used in operating activities was $36.2 million for the nine months ended September 30, 2016 reflecting a net loss of $62.5 million, which was partially offset by non-cash charges of $7.0 million for depreciation and amortization of property, equipment and intangible assets, $14.8 million in shared-based compensation and $0.5 million for amortization of purchased premiums on our marketable securities. The net change in our operating assets and liabilities provided cash of $4.1 million and primarily resulted from the receipt of $45 million from Mylan under the Mylan Collaboration Agreement, partially offset by amortization of collaboration upfront payments and an increase in collaboration receivable of $24.6 million, the majority of which represents Mylan's 50% share of collaboration expenses under the cost-sharing arrangement.

Cash (used in) provided by investing activities

Cash used in investing activities of $59.3 million for the nine months ended September 30, 2017 includes cash outflows of $366.3 million for purchases of marketable securities and $11.2 million for capital equipment and leasehold improvements, partially offset by cash inflows of $318.2 million from maturities of marketable securities.

Cash provided by investing activities of $80.8 million for the nine months ended September 30, 2016 includes cash inflows of $350.5 million from maturities of marketable securities, partially offset by cash outflows of $264.9 million for purchases of marketable securities and $4.8 million for capital equipment and leasehold improvements.

Cash provided by financing activities

Cash provided by financing activities of $73.6 million for the nine months ended September 30, 2017 includes $64.1 million of net proceeds from shares sold under the 2015 ATM Agreement and $9.5 million in proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

Cash provided by financing activities of $0.2 million for the nine months ended September 30, 2016 consists of $1.2 million in proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan partially offset by $1.0 million of cash paid to tax authorities in connection with the vesting of employee performance-based restricted stock.

Contractual Obligations

Our major outstanding contractual obligations primarily relate operating lease obligations and purchase obligations. As discussed in Note 6 "Commitments and Contingencies", in July 2017, we amended our lease agreement with BMR-Rogers Street LLC, and a result, rental payments for the Bent Premises will increase by $7.4 million over the remaining term of the lease, and rental payments for the Fourth Floor Binney Premises will be $43.7 million over the term of the lease. All other disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 24, 2017, have not materially changed since we filed that report.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Please refer to the significant accounting policies described in "Part II., Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017.

Please refer to Revenue Recognition within Note 2 “Summary of Significant Accounting Policies” in Part II., Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2016 for our discussion of our revenue recognition policy for our multiple element arrangements.

New Accounting Standards

Please refer to Note 2 “Summary of Significant Accounting Policies” to the accompanying unaudited condensed consolidated financial statements for a discussion of new accounting standards.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2017, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2017. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

GLATOPA 40 mg/mL-Related Proceedings

On September 10, 2014, Teva and Yeda filed a suit against us and Sandoz Inc. in the United States District Court for the District of Delaware in response to the filing by Sandoz Inc. of the ANDA with a Paragraph IV certification for GLATOPA 40 mg/mL. The suit initially alleged infringement related to two Orange Book-listed patents for COPAXONE 40 mg/mL, each expiring in 2030, and sought declaratory and injunctive relief prohibiting the launch of our product until the last to expire of these patents. In April 2015, Teva and Yeda filed an additional suit against us and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement related to a third Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in March 2015 and expires in 2030. In May 2015, this suit was consolidated with the initial suit that was filed in September 2014. In November 2015, Teva and Yeda filed a suit against us and Sandoz Inc. in the United States District Court for the District of Delaware alleging infringement related to a fourth Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in October 2015 and expires in 2030. In December 2015, this suit was also consolidated with the initial suit that was filed in September 2014. Teva and Yeda seek declaratory and injunctive relief prohibiting the launch of GLATOPA 40 mg/mL until the expiration of the patents at issue. On January 30, 2017, the District Court found the four patents to be invalid due to obviousness. In February 2017, Teva and Yeda appealed the District Court's January 30, 2017 decision to the U.S. Court of Appeals for the Federal Circuit. Briefing was completed in the third quarter of 2017, and a decision is pending oral argument.

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

On January 31, 2017, Teva filed a suit against us and Sandoz Inc. in the United States District Court for the District of New Jersey alleging infringement related to an additional patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,155,775, which issued in October 2015 and expires in October 2035. We and Sandoz Inc. filed a motion to dismiss and a motion to transfer the suit to the United States District Court for the District of Delaware. On January 31, 2017, Teva voluntarily dismissed us from the New Jersey suit for U.S. Patent No. 9,155,775, maintaining the suit against Sandoz Inc. On May 23, 2017, the United States District Court for the District of New Jersey granted the motion to transfer the suit to the United States District Court for the District of Delaware. A claim construction hearing is scheduled for November 2, 2017.

On February 2, 2017, we filed a complaint in the United States District Court for the District of Delaware seeking a declaration that U.S. Patent No. 9,155,775 is invalid, not infringed or not enforceable against us. In March 2017, Teva filed a motion, which is currently pending, to stay further proceedings in the Delaware action.

M834-Related Proceedings

On July 2, 2015, we filed a petition for Inter Partes Review, or IPR, with the PTAB to challenge the validity of U.S. Patent No. 8,476,239, a patent for ORENCIA owned by Bristol-Myers Squibb, or BMS. The PTAB issued a decision instituting the IPR proceedings in January 2016, and BMS filed for a rehearing by the full PTAB. Oral arguments took place in September 2016. On December 22, 2016, the PTAB issued a decision upholding the validity of the patent. We filed a notice of appeal in the U.S. Court of Appeals for the Federal Circuit, or the CAFC, on February 22, 2017. BMS filed a motion to dismiss our appeal in the Federal Circuit on March 29, 2017, which the Federal Circuit denied on June 19, 2017, stating that the standing issue raised in BMS's motion to dismiss should be addressed in the parties' appeal briefs. On June 29, 2017, the Federal Circuit ordered an expedited briefing schedule proposed by us, noting that oral argument will be scheduled once briefing is complete. The oral argument before the Federal Circuit is scheduled for December 5, 2017.

Enoxaparin Sodium Injection-Related Proceedings

On September 21, 2011, we and Sandoz Inc. sued Amphastar and Actavis in the United States District Court for the District of Massachusetts for patent infringement. Also in September 2011, we filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar and Actavis from selling their Enoxaparin product in the United States. In October 2011, the District Court granted our motion for a preliminary injunction and entered an order enjoining Amphastar and Actavis from advertising, offering for sale or selling their Enoxaparin product in the United States until the conclusion of a trial on the merits and required us and Sandoz Inc. to post a security bond of $100 million in connection with the litigation. Amphastar and Actavis appealed the decision to the CAFC and in January 2012, the CAFC stayed the preliminary injunction.

In August 2012, the CAFC vacated the preliminary injunction and remanded the case to the District Court. In September 2012, we filed a petition with the CAFC for rehearing by the full court en banc, which was denied. In February 2013, we filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court, which was denied in June 2013.

In July 2013, the District Court granted a motion by Amphastar and Actavis for summary judgment. We filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, which the CAFC denied in May 2014. On November 10, 2015, the CAFC affirmed the District Court summary judgment decision with respect to Actavis, reversed the District Court summary judgment decision with respect to Amphastar, and remanded the case against Amphastar to the District Court. On January 11, 2016, Amphastar filed a petition for rehearing by the CAFC, which was denied on February 17, 2016. On May 17, 2016, Amphastar filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court, which was denied on October 3, 2016. In April 2017, we, Sandoz Inc. and Actavis, or the Settling Parties, settled and signed reciprocal releases of all claims, and filed a voluntary stipulation with the District Court, pursuant to which the Settling Parties stipulated and agreed to dismiss with prejudice all claims and counterclaims among the Settling Parties, without fees or costs to any party, and with the Settling Parties waiving any and all right of appeal. The District Court trial was held in July 2017, and the jury verdict found our patent to be infringed, but invalid and unenforceable. We and Sandoz Inc. have filed post-trial motions and briefs and are considering all other available legal options to overturn the portions of the verdict finding our patent to be invalid and unenforceable, including a potential appeal to the CAFC. In the event that we are not successful in further prosecution or settlement of this action against Amphastar, and Amphastar is able to prove it suffered damages as a result of the preliminary injunction, we could be liable for damages for up to $35 million of the security bond. We posted $17.5 million as collateral for the security bond and classified the collateral as restricted cash in our consolidated balance sheet. Litigation involves many risks and uncertainties, and there is no assurance that we or Sandoz Inc. will prevail in this patent enforcement suit.

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

On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against us and Sandoz Inc. in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic Enoxaparin Sodium Injection. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, we and Sandoz Inc. sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and unspecified damages and fees. In December 2015, we and Sandoz Inc. filed a motion to dismiss and a motion to transfer the case to the United States District Court for the District of Massachusetts. On March 21, 2017, the United States District Court for the Middle District of Tennessee dismissed NGH’s claim for damages against us and Sandoz, but allowed the case to move forward, in part, for NGH’s claims for injunctive and declaratory relief. In the same opinion, the United States District Court for the Middle District of Tennessee denied our motion to transfer. On June 9, 2017, NGH filed a motion to amend its complaint to add a new named plaintiff, the American Federation of State, County and Municipal Employees District Council 37 Health & Security Plan, or DC37. NGH and DC37 seek to assert claims for damages under the laws of more than 30 different states, on behalf of a putative class of indirect purchasers of Lovenox or generic enoxaparin. On June 30, 2017, we and Sandoz filed a brief opposing the motion to amend the complaint. The Court has not yet scheduled a hearing on the motion to amend. While the outcome of litigation is inherently uncertain, we believe this suit is without merit, and we intend to vigorously defend ourselves in this litigation.

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

Risks Relating to Our Business

If we or our collaborators encounter difficulties in our supply or manufacturing arrangements, including an inability by third party manufacturers to satisfy FDA quality standards and related regulatory requirements, our development and commercialization efforts may be materially harmed.

We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend upon our collaborators and other third parties, including sole source suppliers, to provide raw materials meeting FDA quality standards and related regulatory requirements, manufacture the drug substance, produce the final drug product and provide certain analytical services with respect to our products and product candidates. The FDA and other regulatory authorities require that our products be manufactured according to current good manufacturing practices, or cGMP, regulations and that proper procedures are implemented to assure the quality of our sourcing of raw materials and the manufacture of our products. Any failure by us, our collaborators or our third-party manufacturers to comply with cGMP and/or scale-up manufacturing processes could lead to a delay in, or failure to obtain, regulatory approval. In addition, such failure could be the basis for action by the FDA to withdraw approvals for products previously granted to us and for other regulatory action, including product recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions. To the extent we rely on a third-party manufacturer, the risk of non-compliance with cGMPs may be greater and the ability to effect corrective actions for any such noncompliance may be compromised or delayed. For example, on February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturer for GLATOPA, Pfizer Inc., received an FDA warning letter. The FDA warning letter does not restrict the production or shipment of the GLATOPA 20 mg/mL product that is currently marketed by Sandoz in the United States; however, the FDA may withhold approval of pending drug applications listing the Pfizer Inc. facility, including the ANDA for GLATOPA 40 mg/mL, until satisfactory resolution of the compliance observations in the FDA warning letter. If the FDA delays an approval of the GLATOPA 40 mg/mL until satisfactory resolution of the compliance observations in the FDA warning letter, the greater the risk to us and Sandoz of prior or contemporaneous competition from other generic versions of COPAXONE 40 mg/mL. In October 2017, Mylan N.V. announced the launch of its generic equivalent of COPAXONE 40 mg/mL. As a result, we anticipate that any revenue and profits from GLATOPA 40 mg/mL, if approved and launched, will be reduced, perhaps significantly, which could have a material adverse impact on our business, financial position and results of operations and could cause the market value of our common stock to decline. Any additional prior or contemporaneous competition from other generic versions of COPAXONE 40 mg/mL could have a further material adverse impact on our business, financial position and results of operations and could cause the market value of our common stock to decline.

In addition, any change in manufacturers, including for GLATOPA, could be costly because the commercial terms of any new arrangement could be less favorable, and the expenses and development and commercial delays relating to the transfer of necessary technology and processes could be significant. For GLATOPA 40 mg/mL, the longer the period of time that it would take for Sandoz to transfer the necessary technology and processes to a new fill/finish manufacturer, the greater the risk to us and Sandoz of prior or contemporaneous competition from other generic versions of COPAXONE 40 mg/mL, in addition to Mylan N.V.'s generic equivalent of COPAXONE 40 mg/mL.

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

Pricing and market share of generic and biosimilar products may decline, often dramatically, as other generics or biosimilars of the same brand name drug or reference product, respectively, enter the market. Competing generics include brand name manufacturers’ “authorized generics” of their own brand name products. Generally, earlier-to-market generics and biosimilars are better able to gain significantly greater market share than later-to-market competing generics and biosimilars, respectively. Accordingly, revenue and profits from our generic products and, if approved, our generic and biosimilar product candidates, may be significantly reduced based on the timing and number of competing generics and biosimilars, respectively. We expect our generic products and, if approved, certain of our generic and biosimilar product candidates may face intense and increasing competition from other generics and biosimilars. For example, in October 2017, Mylan N.V. announced the launch of its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL. We expect GLATOPA 20 mg/mL will lose market share to Mylan's generic equivalent of COPAXONE 20 mg/mL and that Sandoz may use one or more contracting strategies to remain competitive, including but not limited to lowering its GLATOPA 20 mg/mL prices or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which could further decrease contractual profit share revenue. As a result, revenue and profits from GLATOPA 20 mg/mL and anticipated revenue and profits from GLATOPA 40 mg/mL, if approved and launched, will be significantly reduced. In addition, several other companies have submitted ANDAs to the FDA for generic versions of COPAXONE. A launch of one or more additional generic versions of COPAXONE could further reduce anticipated revenue from GLATOPA 20 mg/mL and, if approved and launched, GLATOPA 40 mg/mL. The longer the period of time that it takes us and Sandoz to receive approval of the GLATOPA 40 mg/mL ANDA, the greater the risk of additional competition from other generic versions of COPAXONE. On February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturer for GLATOPA, Pfizer Inc., received an FDA warning letter. The FDA may withhold approval of pending drug applications listing the Pfizer Inc. facility, including the ANDA for GLATOPA 40 mg/mL, until satisfactory resolution of the compliance observations in the FDA warning letter.

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

Brand companies may develop alternative versions of a reference product as part of a life cycle extension strategy, and may obtain approval of the alternative version under a supplemental new drug application, for a drug, or biologics license application, for a biologic. The alternative version may offer patients added benefits such as a more convenient form of administration or dosing regimen. Should the brand company succeed in obtaining an approval of an alternative product, it may capture a significant share of the collective reference product market and significantly reduce the market for the original reference product and thereby the potential size of the market for our generic or biosimilar products. For example, prior to Mylan N.V.'s entry into the COPAXONE market, Teva’s three-times-weekly COPAXONE 40 mg/mL, which launched in early 2014, accounted for approximately 81% of the overall U.S. glatiramer acetate market (20 mg/mL and 40 mg/mL) based on volume prescribed. As a result, the market potential for GLATOPA 20 mg/mL has decreased, and may decrease further as additional patients are converted from once-daily COPAXONE 20 mg/mL or any generic equivalents to three-times-weekly COPAXONE 40 mg/mL or any generic equivalents. In addition, the alternative product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the alternative product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.

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

Our current and near term product revenue is dependent on the continued successful commercialization of GLATOPA 20 mg/mL and successful commercialization of GLATOPA 40 mg/mL, if approved.

Our near-term ability to generate GLATOPA product revenue depends, in large part, on Sandoz’ ability to continue to successfully manufacture and profitably commercialize GLATOPA 20 mg/mL, and successfully manufacture and profitably commercialize GLATOPA 40 mg/mL, if approved. On February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturer for GLATOPA, Pfizer Inc., received an FDA warning letter. The FDA warning letter does not restrict the production or shipment of the GLATOPA 20 mg/mL product that is currently marketed by Sandoz in the United States; however, the FDA may withhold approval of pending drug applications listing the Pfizer Inc. facility, including the ANDA for GLATOPA 40 mg/mL, until satisfactory resolution of the compliance observations in the FDA warning letter.

Our near-term ability to generate GLATOPA product revenue also depends in large part on Sandoz' ability to maintain market share and favorable pricing levels for GLATOPA 20 mg/mL and, if approved, GLATOPA 40 mg/mL. In October 2017, Mylan N.V. announced the launch of its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL. We expect GLATOPA 20 mg/mL will lose market share to Mylan's generic equivalent of COPAXONE 20 mg/mL and that Sandoz may use one or more contracting strategies to remain competitive, including but not limited to lowering its GLATOPA 20 mg/mL prices or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which could further decrease contractual profit share revenue. As a result, revenue and profits from GLATOPA 20 mg/mL and anticipated revenue and profits from GLATOPA 40 mg/mL, if approved and launched, will be reduced, perhaps significantly. If other competitors receive approval to market generic versions of the 20 mg/mL or 40 mg/mL formulations of COPAXONE, our product revenue and profits would be further impacted, and as a result, our business, including our near-term financial results and our ability to utilize GLATOPA revenue to fund future discovery and development programs, may suffer. Furthermore, the market potential of GLATOPA 20 mg/mL is negatively impacted by the conversion of patients from once-daily 20 mg/mL glatiramer acetate to three-times-weekly 40 mg/mL glatiramer acetate. Prior to Mylan N.V.'s entry into the COPAXONE market, COPAXONE 40 mg/mL accounted for approximately 81% of the overall U.S. glatiramer acetate market (20 mg/mL and 40 mg/mL) based on volume prescribed; however, Mylan N.V.'s October 2017 launch of its lower cost, generic equivalent of COPAXONE 40 mg/mL may result in additional conversion of patients from 20 mg/mL glatiramer acetate to 40 mg/mL glatiramer acetate. Following any approval and launch of the GLATOPA 40 mg/mL product, our near-term ability to generate GLATOPA product revenue will depend on Sandoz' ability to compete with Teva's three-times-weekly COPAXONE 40 mg/mL product and any generic equivalents.

Any future Enoxaparin Sodium Injection product revenue is dependent on the successful manufacture and commercialization of Enoxaparin Sodium Injection.

Our near-term ability to generate Enoxaparin Sodium Injection product revenue depends, in large part, on Sandoz’ ability to manufacture and commercialize Enoxaparin Sodium Injection and compete with LOVENOX brand competition as well as authorized and other generic competition. Sandoz is facing increasing competition and pricing pressure from brand, authorized generic and other currently-approved generic competitors, which has and will continue to impact Sandoz’ net sales and profits from Enoxaparin Sodium Injection, and therefore our product revenue. Furthermore, other competitors may in the future receive approval to market generic Enoxaparin products which would further impact our product revenue, which is based on a fifty-percent contractual profit share. Due to these circumstances, the resulting market price for our Enoxaparin Sodium Injection product has substantially decreased and may decrease further. Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the nine months ended September 30, 2017, and therefore we recorded no product revenue for Enoxaparin Sodium Injection in the same period. Accordingly, we do not anticipate significant Enoxaparin Sodium Injection revenue in the near term.

If our patent litigation against Amphastar related to Enoxaparin Sodium Injection is not successful or third parties are successful in antitrust litigation against us relating to Enoxaparin Sodium Injection, we may be liable for damages and our business may be materially harmed.

The District Court trial in our patent litigation against Amphastar related to Enoxaparin Sodium Injection was held in July 2017, and the jury verdict found our patent to be infringed by Amphastar, but invalid and unenforceable. We and Sandoz Inc. have filed post-trial motions and briefs and are considering all other available legal options to overturn the portions of the verdict that found our patent to be invalid and unenforceable, including a potential appeal to the CAFC. In the event that we are not successful in our continued prosecution of our suit against Amphastar, and Amphastar is able to prove it suffered damages as a result of the preliminary injunction preventing it from selling its Enoxaparin product in the United States, we could be liable for up to $35 million of the security bond for such damages. Moreover, if third parties are successful in antitrust litigation against us for asserting our Enoxaparin patent rights, they may be able to recover damages incurred as a result of enforcement of our patent rights, thereby negatively affecting our financial condition and results of operations.

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

•
seeking to restrict biosimilar commercialization options by restricting access by biosimilar and generic applicants by litigation or legislative action to the use of inter partes patent review proceedings at the U.S. Patent Office to challenge invalid biologic patent rights;

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

•	the timing and scope of regulatory approvals for these products and regulatory opposition to any product approvals;

•	the availability and cost of manufacturing, marketing, distribution and sales capabilities;

•	the effectiveness of our marketing, distribution and sales capabilities;

•	the price of our products;

•	the availability and amount of discounts, rebates and third-party reimbursement for our products; and

•	the strength of our patent positions.

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

Drug products and biologics are sold through various channels, including retail, mail order, and to hospitals through group purchasing organizations, or GPOs. The distribution of such products is also managed by pharmacy benefit management firms, or PBMs, such as Express Scripts or CVS. These GPOs and PBMs rely on competitive bidding, discounts and rebates across their purchasing arrangements. We believe that we, in collaboration with commercial collaboration partners, will need to maintain adequate drug supplies, remain price competitive, comply with FDA regulations and provide high-quality products to establish and maintain relationships with GPOs and PBMs. The GPOs, PBMs and other customers with whom we or our collaborators have established contracts may also have relationships with our competitors and may decide to contract for or otherwise prefer products other than ours, limiting access of products to certain market segments. Our sales could also be negatively affected by any rebates, discounts or fees that are required by, or offered to, GPOs, PBMs, and customers, including wholesalers, distributors, retail chains or mail order services, to gain and retain market acceptance for our or our competitors’ products. For example, if PBMs, distributors and other customers contract with Teva for net price discounts or rebates on COPAXONE 20 mg/mL and 40 mg/mL, or with Mylan N.V. for net price discounts or rebates on its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL, in exchange for exclusivity or preferred status for their products prior to approval and launch of GLATOPA 40 mg/mL, our opportunity to capture market share would be significantly restricted for the term of these contracts even after a launch of GLATOPA 40 mg/mL. If we or our collaborators are unable to establish and maintain competitive distribution arrangements with all of these customers, sales of our products, our revenue and our profits would suffer.

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

Factors that we believe will materially affect market acceptance of our product candidates under development include:

•	the timing of our receipt of any marketing approvals, the terms of any approval and the countries in which approvals are obtained;

•	the safety, efficacy and ease of administration of our products;

•	the competitive landscape for our products, including but not limited to competitive pricing of our products;

•	physician confidence in the safety and efficacy of complex generic products or biosimilars;

•	the absence of, or limited clinical data available from, sameness testing of our complex generic products and biosimilarity or interchangeability testing of our biosimilar products;

•	the success and extent of our physician education and marketing programs;

•	the clinical, medical affairs, sales, distribution and marketing efforts of competitors; and

•	the availability and amount of government and third-party payer reimbursement.

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

As we advance an increasing number of product candidates through the development process, we will need to expand our development, regulatory, manufacturing, quality, distribution, sales and marketing capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations.

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

We have incurred significant losses since our inception in May 2001. At September 30, 2017, our accumulated deficit was $576 million. We may incur annual operating losses over the next several years as we expand our product development, commercialization and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture, market and sell any products we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.

To be profitable, we and our collaborators must succeed in developing and commercializing products with significant market potential. This will require us and our collaborators to be successful in a range of challenging activities: developing product candidates; obtaining regulatory approval for product candidates through either existing or new regulatory approval pathways; clearing allegedly infringing patent rights; enforcing our patent rights; and manufacturing, distributing, marketing and selling products. Our potential profitability will also be adversely impacted by the entry of competitive products and, if so, the degree of the impact could be affected by whether the entry is before or after the launch of our products. We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, discover or develop other therapeutic candidates or continue our operations. A decline in the value of our company could cause our shareholders to lose all or part of their investment.

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

As of September 30, 2017, we had cash, cash equivalents and marketable securities totaling approximately $423.1 million. For the quarter ended September 30, 2017, we had a net loss of $33.2 million and our operations provided cash of $7.9 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development and commercialization of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements will depend on many factors, including but not limited to:

•	the level of sales of GLATOPA 20 mg/mL;

•	the successful commercialization of GLATOPA 40 mg/mL and our other product candidates;

•
the impact of prior or contemporaneous competition on our products and product candidates, such as Mylan N.V.'s generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL on GLATOPA 20 mg/mL and, if approved and launched, GLATOPA 40 mg/mL;

•
the cost of advancing our product candidates and funding our development programs, including the costs of nonclinical and clinical studies, obtaining reference product for nonclinical and clinical studies, manufacturing nonclinical and clinical supply material, and obtaining regulatory approvals;

•	the receipt of contingent milestone payments under our Mylan Collaboration Agreement;

•	the receipt of milestone payments under our CSL License Agreement;

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

•	the ability to enter into additional strategic alliances for our non-partnered programs, such as M923, as well as the terms and timing of any milestone, royalty or profit share payments thereunder;

•	whether we opt out of the cost-and-profit sharing arrangement under the CSL License Agreement;

•	the continued progress in our research and development programs, including completion of our nonclinical studies and clinical trials;

•	the cost of acquiring and/or in-licensing other technologies, products or assets; and

•	the cost of manufacturing, marketing and sales activities, if any.

We expect to finance and manage our planned operating and capital expenditure requirements principally through our current cash, cash equivalents and marketable securities, capital raised through our collaboration and license agreements and equity financings, contingent milestone payments, and milestone payments and product revenues under existing collaboration and license agreements. We believe that these funds will be sufficient to meet our operating requirements through at least the end of 2018. We may seek additional funding in the future through third-party collaborations and licensing arrangements, public or private debt financings or from other sources. Additional funds may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also may not be able to fund our obligations under one or more of our collaboration and license agreements, which could enable one or more of our collaborators to terminate their agreements with us, and therefore harm our business, financial condition and results of operations.

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

Moreover, on February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturer for GLATOPA, Pfizer Inc., received an FDA warning letter. The FDA is withholding approval of the ANDA for GLATOPA 40 mg/mL, until satisfactory resolution of the compliance observations in the FDA's warning letter to Pfizer Inc.

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

We intend in the future to market our products, if approved, outside of the United States, either directly or through collaborators. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with the numerous and varying regulatory requirements of each jurisdiction. The approval procedure and requirements vary among countries, and can require, among other things, conducting additional testing in each jurisdiction. The time required to obtain approval abroad may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval, and we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in any other foreign country or by the FDA. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside of the United States. The failure to obtain these approvals could materially adversely affect our business, financial condition, and results of operations.

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

In 2017, members of Congress and the President have sought to repeal and replace the Affordable Care Act. It is uncertain whether such repeal and replace legislation will be enacted into law, and if enacted, what the impact might be on our business. It is also uncertain whether regulatory changes to the implementation of the Affordable Care Act will restrict patient access to affordable insurance and impact their access to novel, biosimilar and complex generic products. The full effects of any repeal and replacement of the Affordable Care Act, or regulatory changes to its implementation, cannot be known until a new law is enacted or existing law is implemented through regulations or guidance issued by the CMS and other federal and state health care agencies. Any legislative or regulatory changes could have a material adverse effect on our business, financial condition and potential profitability. In addition, litigation may prevent some or all of the legislation from taking effect. In 2017 and beyond, we may face additional uncertainties as a result of likely federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the Affordable Care Act. There is no assurance that the Affordable Care Act, as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

Under our collaboration agreement, we are dependent upon Sandoz AG to continue to successfully commercialize GLATOPA 20 mg/mL and are significantly dependent on Sandoz AG to successfully commercialize GLATOPA 40 mg/mL. We do not fully control Sandoz AG’s commercialization activities or the resources it allocates to our products. While the 2006 Sandoz Collaboration Agreement contemplates joint decision making and alignment, our interests and Sandoz AG’s interests may differ or conflict from time-to-time or we may disagree with Sandoz AG’s level of effort or resource allocation. Sandoz AG may internally prioritize our products and product candidates differently than we do or it may fail to allocate sufficient resources to effectively or optimally commercialize our products and alignment may only be achieved through dispute resolution. In the future, we and Sandoz may compete on other products outside of our collaboration, which could negatively impact our ability to work effectively with one another. If these events were to occur, our business would be adversely affected.

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

Under the Mylan Collaboration Agreement, we are dependent upon Mylan to successfully perform its responsibilities and activities, including conducting clinical trials for certain products and leading the commercialization of products. We do not control Mylan’s execution of its responsibilities, including commercialization activities, or the resources it allocates to our products. Our interests and Mylan’s interests may differ or conflict from time to time, or we may disagree with Mylan’s level of effort or resource allocation. Mylan may internally prioritize our products and product candidates differently than we do or it may not allocate sufficient resources to effectively or optimally execute its responsibilities or activities. Competition between us and Mylan on other products outside of our collaboration, such as our respective generic equivalents of COPAXONE, could negatively impact our ability to work effectively with one another. If these events were to occur, our business would be adversely affected.

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

•
adverse FDA decisions relating to our GLATOPA programs, including any FDA decision to delay approval of the GLATOPA 40 mg/mL ANDA until satisfactory resolution of the compliance observations in the FDA's February 2017 warning letter to Pfizer, Sandoz’ third party fill/finish manufacturer for GLATOPA, and an FDA decision to require additional data, including requiring clinical trials, as a condition to the GLATOPA 40 mg/mL ANDA approval;

•
litigation involving our company or our general industry or both, including litigation pertaining to the launch of our collaborators’ or our competitors’ products, including without limitation, a decision in the GLATOPA 40 mg/mL patent litigation or a competitors’ related patent litigation that prevents the launch or delays the launch of our GLATOPA 40 mg/mL product;

•	a decision in favor of, or against, Amphastar in our patent litigation suits, a settlement related to any case, or a decision in favor of third parties in antitrust litigation filed against us;

•	announcements by other companies regarding the status of their ANDAs for generic versions of COPAXONE;

•	FDA approval of other companies’ ANDAs for generic versions of COPAXONE;

•	marketing and/or launch of other companies’ generic versions of COPAXONE, such as Mylan N.V.'s October 2017 launch of its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL;

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

The stock market in general has recently experienced significant price and volume fluctuations. In addition, the market prices of securities of companies in the biotechnology industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of or other events at these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. We may be the target of similar litigation in the future. For example, we are aware that several law firms have announced investigations of potential claims against the Company concerning possible violations of federal securities laws in connection with our February 17, 2017, announcement of the FDA warning letter to Sandoz’ third party fill/finish manufacturer for GLATOPA. Securities litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition.

Item 6.    EXHIBITS

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Third Amended and Restated Certificate of Incorporation.	S-3	3.1	04/30/2013	333-188227
3.2	Fourth Amended and Restated By-Laws of the Registrant, adopted on March 14, 2017.	8-K	3.1	03/17/2017	000-50797
*10.1	Fourth Amendment to Lease by and between BMR-Rogers Street LLC and the Registrant, dated as of July 24, 2017.
*+10.2	Letter agreement by and between Sandoz AG and the Registrant, executed as of October 4, 2017.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

+	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Unaudited, Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.

Date: November 1, 2017	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2017	By:	/s/ Scott M. Storer
Scott M. Storer, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)