Form 10-K
period 2017-12-31
MOMENTA PHARMACEUTICALS INC
filed 2018-02-26
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant's voting shares of Common Stock held by non-affiliates of the registrant on June 30, 2017, based on $16.90 per share, the last reported sale price of Common Stock on The NASDAQ Global Select Market on that date, was $1,263,136,251.
As of February 9, 2018, the registrant had 76,858,352 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the information required by Part III of Form 10-K will appear in the registrant's definitive Proxy Statement on Schedule 14A for its 2018 Annual Meeting of Stockholders and are hereby incorporated by reference into this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this Annual Report on Form 10-K that are about future events or future results, or are otherwise not statements of historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management. In some cases, these statements can be identified by words such as "anticipate," "believe," "continue," "could," "hope," "target," "project," "goal," "objective," "plan," "potential," "predict," "might," "estimate," "expect," "intend," "may," "seek", "should," "will," "would," "look forward" and other similar words or expressions, or the negative of these words or similar words or expressions. These statements include, but are not limited to, statements regarding our expectations regarding the development and utility of our products and product candidates; development timelines for our products, including next steps for our M834 program; development, manufacture and commercialization of our products and product candidates; efforts to seek and manage relationships with collaboration partners, including without limitation for our biosimilar and novel therapeutic programs; the timing of clinical trials and the availability of results; the timing of launch of products and product candidates; market share and product revenues of our products and product candidates, including GLATOPA and Enoxaparin Sodium Injection; the timing, merits, strategy, impact and outcome of, and decisions regarding, legal proceedings; timing of biosimilar market formation; collaboration revenues and research and development revenues; manufacturing; timing of regulatory filings, reviews and approvals; the sufficiency of our current capital resources and projected milestone payments and product revenues for future operations; our future financial position, including but not limited to our future operating losses, our potential future profitability, our future expenses, our strategic review, the composition and mix of our cash, cash equivalents and marketable securities, our future revenues and our future liabilities; our funding transactions and our intended uses of proceeds thereof; product candidate development costs; receipt of contingent milestone payments; accounting policies, estimates and judgments; our estimates regarding the fair value of our investment portfolio; the market risk of our cash equivalents, marketable securities and derivative, foreign currency and other financial instruments; rights, obligations, terms, conditions and allocation of responsibilities and decision making under our collaboration agreements; the regulatory pathway for biosimilars; our strategy, including but not limited to our regulatory strategy, and scientific approach; the importance of key customer distribution arrangements; market potential and acceptance of our products and product candidates; future capital requirements; reliance on our collaboration partners and other third parties; the competitive landscape; changes in, impact of and compliance with laws, rules and regulations; product reimbursement policies and trends; pricing of pharmaceutical products, including our products and product candidates; our stock price; our intellectual property strategy and position; sufficiency of insurance; attracting and retaining qualified personnel; our internal controls and procedures; acquisitions or investments in companies, products and technologies; entering into collaboration and/or license arrangements; marketing plans; financing our planned operating and capital expenditure; the terms and conditions of our facility leases; materials used in our research and development; dilution; royalty rates; and vesting of equity awards.
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
Our approach to drug discovery and development is built around a complex systems analysis platform that we use to obtain a detailed understanding of complex chemical and biologic systems, design product candidates, evaluate the biological function of products and product candidates, and develop reliable and scalable manufacturing processes. The core objective of our platform is to resolve the complexity of molecular structures and related biologic systems. We first map the key measurements needed to obtain comprehensive data on a targeted molecular structure and related biology and then develop a set of analytic tools and methods, including standard, modified and proprietary analytics, to generate the data, including multiple related and complementary, or orthogonal, measures. We also utilize proprietary data analytics software. Applying our approach, we developed the first generic version of LOVENOX® (enoxaparin sodium injection), which was approved by the United States Food and Drug Administration, or FDA, in July 2010, the first generic version of once-daily COPAXONE® 20 mg/mL, which was approved by the FDA in April 2015, and a generic version of three-times-weekly COPAXONE® 40 mg/mL, which was approved by the FDA in February 2018. All three products were approved without the need for human clinical safety and efficacy data.
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

Programs
Preclinical/Process Development
Clinical1
ANDA/BLA/NDA Filed
Marketed
Complex Generics1
Enoxaparin Sodium Injection (Generic LOVENOX®)
Launched July 2010
Glatopa® 20 mg (Generic COPAXONE® 20 mg)
Launched June 2015
Glatopa® 40 mg (Generic COPAXONE® 40 mg)
Launched Feb 2018
Biosimilars
M923 Adalimumab (HUMIRA®)
Positive Ph 3 Top-Line Data/BLA Submission Prepared
M834 Abatacept (ORENCIA®)
Phase 1 Study Completed – Data Under Review
M710 Aflibercept (EYLEA®)
Targeting Pivotal Clinical Study in 1H 2018
4 Undisclosed Biosimilar Programs
Novel Drugs
M281 (Anti-FcRn Antibody)
Positive Phase 1 Top-Line Data Reported
Targeting Proof of Concept Clinical Trial in 2H 2018
M230 (Recombinant Fc multimer)
CSL Initiated Phase 1 Study in January 2018
M254 (Hyper-sialylated IVIg)
Targeting Phase Study 1 in 2H 2018
Momenta & Sandoz
Momenta
Momenta & Mylan
Momenta & CSL
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

GLATOPA 20 mg/mL was approved by the FDA in April 2015 and was launched in June 2015. GLATOPA 20 mg/mL, the first "AP" rated, substitutable generic equivalent of once-daily COPAXONE, was developed and is being commercialized in collaboration with Sandoz AG, or Sandoz, the generic pharmaceuticals division of Novartis Pharma AG, or Novartis. Under our collaboration agreement, Sandoz is responsible for commercialization of GLATOPA 20 mg/mL, and we earn 50% of contractually defined profits on GLATOPA 20 mg/mL sales. The terms of our Sandoz collaboration for GLATOPA 20 mg/mL are further discussed below under "Collaborations, Licenses and Asset Purchases—Sandoz."

In October 2017, Mylan N.V. announced the launch of its generic equivalents of once-daily COPAXONE 20 mg/mL and three-times-weekly COPAXONE 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL pricing or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Additionally, as a result of Mylan N.V.’s launch of its generic equivalent of COPAXONE 40 mg/mL, the market and contractual profit share revenue of GLATOPA 20 mg/mL may be reduced by an accelerated conversion of patients from once-daily 20 mg/mL glatiramer acetate injection to three-times-weekly 40 mg/mL glatiramer acetate injection due to lower pricing in that market. As of the end of 2017, Teva’s three-times-weekly COPAXONE 40 mg/mL and Mylan N.V.’s three-times-weekly generic equivalent product accounted for approximately 82% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.

For the year ended December 31, 2017, we recorded $66.5 million in product revenues from Sandoz' profits on sales of GLATOPA 20 mg/mL.

GLATOPA refers to GLATOPA 20 mg/mL and our generic product for three-times-weekly COPAXONE 40 mg/mL, GLATOPA 40 mg/mL, collectively.

GLATOPA® (glatiramer acetate injection) 40 mg/mL—Generic Three-times-weekly COPAXONE® (glatiramer acetate injection) 40 mg/mL
GLATOPA 40 mg/mL is a generic version of three-times-weekly COPAXONE 40 mg/mL. GLATOPA 40 mg/mL was developed in collaboration with Sandoz. Under our collaboration agreement, Sandoz is responsible for commercialization of GLATOPA 40 mg/mL and we will earn 50% of contractually defined profits on GLATOPA 40 mg/mL sales. The terms of our Sandoz collaboration for GLATOPA 40 mg/mL are further discussed below under "Collaborations, Licenses and Asset Purchases—Sandoz."
We announced on February 13, 2018 that GLATOPA 40 mg/mL was approved by the FDA and was launched by our collaborator, Sandoz.
As a result of Mylan N.V.’s launch of its generic equivalent of three-times-weekly COPAXONE 40 mg/mL in October, 2017 we expect the potential market share, price and contractual profit share revenue available for GLATOPA 40 mg/mL to be reduced.
Legal proceedings related to GLATOPA 40 mg/mL are described below under "Item 3. Legal Proceedings -- GLATOPA 40 mg/mL-Related Proceedings."
Teva reported $3.0 billion and $3.5 billion in U.S. sales of COPAXONE (combined 20 mg/mL and 40 mg/mL) in 2017 and 2016, respectively.
Enoxaparin Sodium Injection—Generic LOVENOX®
Enoxaparin Sodium Injection is a generic version of LOVENOX indicated for the prevention and treatment of deep vein thrombosis and to support the treatment of acute coronary syndromes. LOVENOX is marketed in the United States by Sanofi. Our Enoxaparin Sodium Injection was developed and is being commercialized in the United States in collaboration with Sandoz. Under the collaboration agreement, Sandoz is responsible for commercialization of Enoxaparin Sodium Injection and we earn 50% of contractually defined profits on Enoxaparin Sodium Injection sales.
Due to significant generic competition and resulting decreased market pricing for generic enoxaparin sodium injection products, we do not anticipate significant Enoxaparin Sodium Injection product revenue in the near future.
Legal Proceedings related to Enoxaparin Sodium Injection are described under “Item 3. Legal Proceedings-Enoxaparin Sodium Injection-Related Proceedings”.

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
We are working in collaboration with Mylan Ireland Limited, or Mylan, to develop and commercialize M834 (a biosimilar version of ORENCIA® (abatacept)) and M710 (a biosimilar version of EYLEA® (aflibercept)). The Mylan collaboration also includes four other biosimilar programs to be advanced toward clinical development. Mylan provides financial resources, manufacturing expertise and extensive commercial reach to better position our product candidates for future commercial success. We are identifying and exploring possible collaboration partners for M923 (a biosimilar version of HUMIRA® (adalimumab)) who similarly possess global commercial capabilities and can help secure high quality, low cost manufacturing and distribution.
Biologics represent an important advance in the treatment of disease and continue to have a transformative impact on the lives of patients with difficult to treat conditions like cancer and autoimmune disease. The market for biologics is significant and growing. In 2016, the global biologics market represented approximately $230 billion in sales, with the vast majority of the market comprised of brand products. In 2020, global sales of biologics are expected to approach $310 billion. Many currently commercially successful biologics are expected to face loss of patent exclusivity over the next five to ten years. While therapeutically beneficial, biologics can be extremely costly to patients, costing upwards of thousands, or even hundreds of thousands, of dollars a year. They can also be costly to governments, insurers and other payers of healthcare benefits. Biosimilars are expected to generally be more affordable than their reference products.
In January 2018, we announced that we have begun a strategic review to address funding challenges and revenue uncertainty related to our biosimilar programs. Potential management actions include establishing new collaborations across the portfolio, implementing additional cost reduction strategies, slowing the place of future biosimilar program development and the potential sale of certain biosimilar assets. Pending a decision to undertake any strategic alternatives, we are continuing development and collaboration activities for our biosimilar programs in accordance with our current strategy while focusing on managing our cash position.
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
In February 2015, a randomized, double-blind, single-dose study was commenced in healthy volunteers to compare the pharmacokinetics, safety, tolerability and immunogenicity of M923 versus EU-sourced and US-sourced HUMIRA. A total of 324 healthy volunteers were enrolled in the study. The volunteers were randomized 1:1:1 to receive a single 40 mg injection of M923, US-sourced HUMIRA, or EU-sourced HUMIRA. The volunteers were followed for 71 days. In December 2015, we announced that M923 met its primary endpoint in the study as the data demonstrated pharmacokinetic bioequivalence to the reference products. In October 2015, a pivotal confirmatory clinical trial of M923 was initiated in patients with moderate-to-severe chronic plaque psoriasis. The trial was a randomized, double blind, active control, multi-center, global study in patients with moderate-to-severe chronic plaque psoriasis to compare the safety, efficacy and immunogenicity of M923 with HUMIRA.

In April 2016, enrollment in the pivotal clinical trial for M923 was completed, and in November 2016, following an interim analysis, we announced that M923 met its primary endpoint in the study. The proportion of subjects in the study who achieved the primary endpoint, at least 75% reduction in the Psoriasis Area and Severity Index, or PASI-75, following 16 weeks of treatment, was equivalent between M923 and HUMIRA. The estimated difference in responders was well within the pre-specified confidence interval, confirming equivalence. Equivalence was also achieved for all secondary efficacy endpoints, including the achievement of PASI-50, PASI-90, proportion achieving clear or near-clear skin, and change from baseline in absolute PASI score. Adverse events were comparable in terms of type, frequency, and severity, and were consistent with the published safety data for HUMIRA. Due to unexpectedly high enrollment rates, additional patients to those included in the interim analysis were enrolled in the study. The timing of the first regulatory submission for marketing approval for M923 in the United States is dependent on our ability to identify a new collaboration partner. We expect that U.S. market formation for biosimilar versions of HUMIRA will likely be in the 2022-2023 time frame, subject to market approval, patent considerations and litigation timelines.
M923 was previously developed in collaboration with Baxalta. In June 2016, Baxalta became a wholly-owned subsidiary of Shire plc. In September 2016, Baxalta gave us twelve months' prior written notice of the exercise of its right to terminate for its convenience our collaboration agreement. On December 31, 2016, we and Baxalta entered into an asset return and termination agreement pursuant to which the collaboration agreement was terminated effective December 31, 2016. Baxalta was relieved of its obligations to perform activities for M923 after that date, except for certain clinical and regulatory activities, which have been completed, and in January 2017, Baxalta paid us a one-time payment of $51.2 million, representing the costs Baxalta would have incurred in performing the activities it would have performed under the collaboration agreement through the original termination effective date.
AbbVie reported approximately $18.4 billion in worldwide sales of HUMIRA in 2017, including approximately $12.4 billion in the United States. Total worldwide sales of HUMIRA are expected to be approximately $21.5 billion in 2020, including approximately $16.5 billion in the United States.
M834—Biosimilar ORENCIA® (abatacept) Candidate
M834 is being developed as a biosimilar of ORENCIA. ORENCIA is a complex fusion protein composed of the Fc region of the immunoglobulin IgG1 fused to the extracellular domain of CTLA-4 that inhibits an immune response by blocking certain T cell signals. ORENCIA is the only CTLA-4Ig fusion protein approved for autoimmune diseases. ORENCIA is approved for use in treating patients with rheumatoid arthritis and juvenile idiopathic arthritis and is in development for several high unmet need indications. Analysts estimate that worldwide ORENCIA sales could increase to $2.9 billion by 2020. ORENCIA is marketed globally by Bristol-Myers Squibb and co-promoted by Ono Pharmaceutical in Japan.
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
In the fourth quarter of 2017, we completed a randomized, double-blind, three-arm, parallel group, single-dose Phase 1 clinical trial in normal healthy volunteers to compare the pharmacokinetics, safety and immunogenicity of M834 to U.S.-sourced and EU-sourced ORENCIA. On November 1, 2017, we announced that M834 did not meet its primary pharmacokinetic endpoints in the Phase 1 clinical trial. We and Mylan continue to gather and analyze the data from the Phase 1 clinical trial to better understand the results and evaluate the next steps for M834.

ORENCIA's composition of matter patents expire in the United States in 2019. We are currently involved in legal proceedings aimed at invalidating Bristol-Myers Squibb’s formulation patent on ORENCIA. Information about this proceeding is further discussed below under "Item 3. Legal Proceedings -- M834-Related Proceedings."
Bristol-Myers Squibb reported approximately $2.5 billion in worldwide sales of ORENCIA in 2017, including approximately $1.7 billion in the United States.
M710—Biosimilar EYLEA® (aflibercept) Candidate

M710 is being developed as a biosimilar of EYLEA. EYLEA is the market leading vascular endothelial growth factor (VEGF) inhibitor indicated for the treatment of Neovascular (Wet) Age-related Macular Degeneration (AMD), Macular Edema following Retinal Vein Occlusion (RVO), Diabetic Macular Edema (DME), and Diabetic Retinopathy (DR) in patients with DME. Analysts estimate that worldwide EYLEA sales could increase to $7.3 billion by 2020. EYLEA is marketed by Regeneron Pharmaceuticals, Inc. in the United States and by Bayer HealthCare in the EU and rest of the world.

M710 is being developed in collaboration with Mylan. Under our collaboration agreement, we and Mylan share equally costs and profits (losses) for M710. We and Mylan will share development and manufacturing responsibilities, and Mylan will lead commercialization of M710, if approved. The terms of our Mylan collaboration are further discussed below under "Collaborations, Licenses and Asset Purchases—Mylan."
On January 3, 2018, we announced the development strategy for M710. We plan to initiate a pivotal clinical trial in patients in the first half of 2018. This trial is a randomized, double-blind, active-control, multi-center study in patients with diabetic macular edema to compare the safety, efficacy and immunogenicity of M710 with EYLEA. Subject to development, marketing approval, patent considerations and litigation timelines, we expect U.S. market formation for biosimilar versions of EYLEA to be in the 2023 timeframe.
Regeneron Pharmaceuticals, Inc. reported approximately $5.9 billion in worldwide sales of EYLEA in 2017, including approximately $3.7 billion in the United States.
Other Biosimilar Programs in Collaboration with Mylan
In addition to M834 and M710, the collaboration includes four other biosimilar candidates from our portfolio with Mylan. We and Mylan will share equally costs and profits (losses) related to these earlier stage product candidates. Under our collaboration agreement with Mylan, we and Mylan will share development and manufacturing responsibilities across product candidates, and Mylan will lead commercialization of the products, if approved. The terms of our Mylan collaboration are further discussed below under "Collaborations, Licenses and Asset Purchases—Mylan."

Novel Therapeutics
Our Approach
We seek to develop novel therapeutics that may positively modulate key disease pathways and address diseases with significant unmet medical need. The majority of human diseases result from the interaction of a complex web of biologic systems. We believe that applying our complex systems analysis and biological protein engineering platforms may enable the discovery of new insights into the complex biology underlying diseases and the optimal design of therapeutics. Currently we are applying these platforms to the development of novel therapeutics for rare autoimmune diseases.
Autoimmune Diseases
Many autoimmune diseases are characterized by the formation of autoantibodies that bind self-antigens to form immune complexes. These immune complexes can recruit and activate immune cells leading to tissue inflammation and damage. However, few therapeutic agents exist that interfere directly with these autoantibodies or immune complex-immune cell activation processes. The most commonly used treatments for autoantibody-driven disease are systemic immunosuppressants, which do not specifically target disease pathogenesis and which carry significant safety risks such as opportunistic infection and cancer. In addition to these treatments, intravenous immunoglobulin, or IVIg, a therapeutic drug product that contains pooled, human immunoglobulin G, or IgG, antibodies purified from blood plasma may be used to treat several inflammatory diseases, including idiopathic thrombocytopenic purpura, or ITP, chronic inflammatory demyelinating polyneuropathy, or CIDP, and multifocal motor neuropathy, or MMN. We estimate that the global market for immunoglobulin products used in the treatment of autoimmune disease is approximately $4 - 5 billion and growing.
We are developing therapeutics for autoimmune diseases with a focus on rare immune-mediated disorders. Initially we have applied our complex systems analysis and biological protein engineering platforms to develop an improved IVIg. We utilized our proprietary sialylation technology, a method to add sialic acid to protein, to create M254, a high potency alternative to IVIg that we believe improves upon the limitations of that therapeutic approach. By gaining a deeper understanding of IVIg and immune complex driven autoimmune diseases, we have designed two novel recombinant therapeutic candidates, M281 and M230, to leverage what we believe are key biologies associated with autoimmune diseases. The design of these candidates is based on our analysis of the complex mechanisms of action of IVIg and our expertise in biological protein engineering.
We believe our novel product candidates could be capable of treating a large number of immune-mediated disorders driven by autoantibodies, immune complexes, and Fc receptor biology.

Our Programs
M281 - Anti-FcRn Candidate

M281 is a fully-human anti-neonatal Fc receptor (FcRn), aglycosylated immunoglobulin G, or IgG1, monoclonal antibody, engineered to reduce circulating IgG antibodies by completely blocking endogenous IgG recycling via FcRn. M281 exhibits high affinity to human and non-human FcRn in nonclinical studies and shows selective induction of human and non-human IgG clearance. Based on this data, we believe M281 has the potential for use as acute and chronic/intermittent therapies in a broad range of autoantibody driven disease.
A Phase 1 randomized, double-blind, placebo-controlled study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of M281 in normal healthy volunteers was initiated in June 2016. In January 2018 we announced the full results of the Phase 1 study. The single ascending dose, or SAD, portion of the study enrolled five cohorts with a total of 34 healthy adult volunteers and showed that a single dose of M281 achieved up to an 80% reduction of circulating IgG antibodies. The multiple ascending dose, or MAD, portion of the study assessed M281 in two cohorts, administered in four weekly doses to 16 healthy adult volunteers and showed predictable pharmacokinetics, and commensurate, controllable and reproducible reductions in circulating IgG. The data showed greater than 80% reduction in circulating IgG antibodies with a mean reduction of 84%. M281 was well tolerated at all dose levels and no serious adverse events or unexpected safety findings were observed in either portion of the study. We are targeting a Phase 2 study in the second half of 2018.
M230 (CSL730) - Recombinant Fc Multimer Candidate
M230 is a novel recombinant trivalent human IgG1 Fc multimer designed to block tissue damage mediated by immune complexes, through its enhanced avidity and affinity for Fc receptors, matching the potency and efficacy of IVIg at significantly lower doses.

Pursuant to the License and Option Agreement, effective February 17, 2017, with CSL Behring Recombinant Facility AG, or CSL, a wholly-owned indirect subsidiary of CSL Limited, we granted CSL an exclusive worldwide license to research, develop, manufacture and commercialize M230. On August 28, 2017, we exercised our 50% Co-funding Option, which is discussed further in Note 9 " Collaboration and License Agreements - CSL License and Option Agreement ". The terms of our CSL collaboration are further discussed below under "Collaborations, Licenses and Asset Purchases-CSL."

CSL initiated a Phase I study for M230 in normal healthy volunteers in January 2018.
M254 - hsIVIg Candidate
M254 is a hyper-sialylated immunoglobulin designed as a high potency alternative to IVIg, a therapeutic drug product that contains pooled, human immunoglobulin G, or IgG, antibodies purified from blood plasma. IVIg is used to treat several inflammatory diseases, including idiopathic thrombocytopenic purpura and chronic inflammatory demyelinating polyneuropathy and multifocal motor neuropathy, or MMN. In nonclinical studies, hsIVIg has been shown to have up to ten times more enhanced anti-inflammatory activity than IVIg in a variety of animal models of autoimmune disease. M254 has the potential to remediate the limitations of IVIg because sialylation of the Fc region of IgG has been seen to augment the anti-inflammatory attributes of IVIg. We initiated an IND-enabling toxicology study in 2017 and are targeting the initiation of an initial clinical study in the second half of 2018.

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
Under the 2006 Sandoz Collaboration Agreement, as amended in November, 2017, Sandoz has granted us an exclusive license under its intellectual property rights, and we have granted an exclusive license under our know-how and data to the GLATOPA products and a non-exclusive license under our intellectual patent rights to develop and commercialize such products for all medical indications in the relevant regions. We have agreed to provide development and related services on a commercially reasonable best-efforts basis, which includes developing a manufacturing process to make the products, scaling up the process, contributing to the preparation of regulatory filings, further scaling up the manufacturing process to commercial scale, and related development of intellectual property. We have the right to participate in a joint steering committee, which is responsible for overseeing development, legal and commercial activities and which prepares and approves the annual collaboration plans. Sandoz is responsible for commercialization activities and exclusively distributes and markets the products.
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
Sandoz commenced sales of GLATOPA 20 mg/mL in the United States in June 2015 and of GLATOPA 40 mg/mL in the United States in February 2018. Under the 2006 Sandoz Collaboration Agreement, we earn 50% of contractually defined profits on Sandoz' worldwide net sales of GLATOPA 20 mg/mL and of GLATOPA 40 mg/mL. Profits on net sales of GLATOPA are calculated by deducting from net sales the costs of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. With respect to GLATOPA, Sandoz is responsible for funding all of the legal expenses incurred under the 2006 Sandoz Collaboration Agreement, except for our FTE costs with respect to certain legal activities for GLATOPA; however, a portion of certain legal expenses, including any patent infringement damages, can be offset by Sandoz against the profit-sharing amounts in proportion to our 50% profit sharing interest. In the year ended December 31, 2015, we earned a $10 million regulatory milestone payment upon GLATOPA 20 mg/mL receiving sole FDA approval and an additional $10 million milestone payment upon the first commercial sale of GLATOPA 20 mg/mL. On July 1, 2017, we earned a $10 million commercial milestone payment in connection with GLATOPA 20 mg/mL's being the sole FDA-approved generic of COPAXONE when earned and achieving a certain level of contractually defined profits in the United States, for which Sandoz was entitled to reduce our contractually defined profits by a corresponding amount. Following FDA approval of Mylan N.V.'s generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL, which Mylan N.V. announced in October 2017, we are no longer eligible to earn $80 million in future post-launch commercial milestones; however, we are still eligible to receive up to $30 million in sales-based milestones for GLATOPA in the United States. None of these payments, once received, is refundable and there are no general rights of return in the arrangement. Sandoz has agreed to indemnify us for various claims, and a certain portion of such costs may be offset against certain future payments received by us.
On October 4, 2017, we and Sandoz entered into a letter agreement, pursuant to which we agreed to reduce our 50% share of contractually defined profits on worldwide net sales of GLATOPA by up to an aggregate of approximately $9.8 million, commencing in the first quarter of 2018, representing 50% of potential GLATOPA 40 mg/mL pre-launch inventory costs, which could decrease our contractual profit share revenue on sales of GLATOPA 40 mg/mL.
Mylan
We and Mylan, a wholly-owned indirect subsidiary of Mylan N.V., entered into a collaboration agreement, or the Mylan Collaboration Agreement, effective February 9, 2016, pursuant to which we and Mylan agreed to collaborate exclusively, on a worldwide basis, to develop, manufacture and commercialize six of our biosimilar candidates, including M834 and M710.
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
CSL
We and CSL Behring Recombinant Facility AG, or CSL, a wholly-owned indirect subsidiary of CSL Limited, entered into a License and Option Agreement, or the CSL License Agreement, effective February 17, 2017, pursuant to which we granted CSL an exclusive worldwide license to research, develop, manufacture and commercialize the M230 pre-clinical product candidate, an Fc multimer protein that is a selective immunomodulator of the Fc receptor. The CSL License Agreement also provides, on an exclusive basis, for us and CSL to conduct research on other Fc multimer proteins, and provides CSL the right to develop, manufacture, and commercialize these additional research products globally.
Pursuant to the CSL License Agreement, CSL paid us a non-refundable upfront payment of $50 million. For the development and commercialization of M230, we are eligible to receive up to $550 million in contingent clinical, regulatory and sales milestone payments, and additional negotiated milestone payments for a named research stage product should that enter development. We are also entitled to sales-based royalty payments in percentages ranging from a mid-single digit to low-double digits for M230 and a named research stage product should that enter development and be commercialized, and royalties and development milestone payments to be negotiated for any other products developed under the CSL License Agreement. Sales milestones are based on aggregated sales across M230 and any other products developed under the CSL License Agreement. We also have the option to participate in a cost-and-profit sharing arrangement, under which we would fund 50% of global research and development costs and 50% of U.S. commercialization costs for all products developed pursuant to the CSL License Agreement, or the Co-Funded Products, in exchange for either a 50% share of U.S. profits or 30% share of U.S. profits, determined by the stage of development at which we make such election. On August 28, 2017, we exercised our 50% Co-funding Option. As a result, for Co-Funded Products, royalties remain payable for territories outside of the United States, and the milestone payments for which we are eligible are reduced from up to $550 million to up to $297.5 million. We also have the right to opt-out of such arrangement at our sole discretion, which would result in milestone payments and royalties reverting to their pre-arrangement amounts. We also have the option to participate in the promotion of Co-Funded Products in the United States, subject to a co-promotion agreement to be negotiated with CSL.
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
We and CSL formed a joint steering committee, or JSC, consisting of an equal number of members from Momenta and CSL, to facilitate the research, development, and commercialization of product candidates.

The term of the CSL License Agreement commenced on February 17, 2017 and continues until the later of (i) the expiration of all payment obligations with respect to products under the CSL License Agreement, (ii) we are no longer co-funding development or commercialization of any products and (iii) we and CSL are not otherwise collaborating on the development and commercialization of products or product candidates. CSL may terminate the CSL License Agreement on a product-by-product basis subject to notice periods and certain circumstances related to clinical development. We may terminate the CSL License Agreement under certain circumstances related to the development of M230 and if no activities are being conducted under the CSL License Agreement. Either party may terminate the CSL License Agreement (i) on a product-by-product basis if certain patent challenges are made, (ii) on a product-by-product basis for material breaches, or (iii) due to the other party’s bankruptcy. Upon termination of the CSL License Agreement, subject to certain exceptions, the licenses granted under the CSL License Agreement terminate. In addition, dependent upon the circumstances under which the CSL License Agreement is terminated, we or CSL have the right to continue the research, development, and commercialization of terminated products, including rights to certain data, for the continued development and sale of terminated products and, subject to certain limitations, obligations to make sales-based royalty payments to the other party.
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

The Section 351(k) pathway states that a biosimilar product that is determined to be interchangeable may be substituted for the reference product without the intervention of a health care provider who prescribed the reference product. The law states that the biosimilar must be for the same indication as the reference product, involve the same mechanism of action and that the manufacturing facility meets the standards necessary to assure that the product continues to be safe, pure and potent. The types of data that would ordinarily be required in an application to show similarity would include:

•	analytical data and studies to demonstrate similarity to the reference product;

•	nonclinical studies (including toxicity studies); and

•	clinical studies.
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

•
submission to the FDA of an Investigational New Drug application, or IND, for human clinical testing, which must become effective before human clinical trials may begin and must include independent Institutional Review Board, or IRB, approval at each clinical site before the trial is initiated;

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
Manufacturing Requirements
Before approving an NDA, BLA, ANDA or Section 351(a) application, the FDA may inspect the facility or the facilities at which the product is manufactured. The FDA will not approve the product, and may delay an approval of an application, unless or until it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, BLA, ANDA or Section 351(k) application, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
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
Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure is mandatory for the approval of biotechnology products and many pharmaceutical products and provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions and is available at the request of the applicant for products that are not subject to the centralized procedure. Under this procedure, the holder of a national marketing authorization from one European Union member state (the reference member state) may submit an application to the remaining member states. Generally, each member state decides whether to recognize the reference member state's approval in its own country.
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
GLATOPA
GLATOPA 20 mg/mL is a substitutable generic equivalent for, and competes directly with, Teva's once-daily COPAXONE 20 mg/mL. It also competes with Teva's three-times-weekly COPAXONE 40 mg/mL. GLATOPA 40 mg/mL is a substitutable generic for, and competes directly with, Teva's three-times-weekly COPAXONE 40 mg/mL. In October 2017, Mylan N.V. announced the launch of its generic equivalents of once-daily COPAXONE 20 mg/mL and three-times-weekly COPAXONE 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Additionally, as a result of Mylan N.V.’s launch of its generic equivalent of COPAXONE 40 mg/mL, the market and contractual profit share revenue of GLATOPA 20 mg/mL may be reduced by an accelerated conversion of patients from once-daily 20 mg/mL glatiramer acetate injection to three-times-weekly 40 mg/mL glatiramer acetate injection due to lower pricing in that market. As a result of Mylan N.V.’s launch of its generic equivalent of three-times-weekly COPAXONE 40 mg/mL in October, 2017 we expect the potential market share, price and contractual profit share revenue available for GLATOPA 40 mg/mL to be reduced. As of the end of 2017, Teva’s three-times-weekly COPAXONE 40 mg/mL and Mylan N.V.’s three-times-weekly generic equivalent product accounted for approximately 82% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.
Additional ANDAs for generic versions of COPAXONE 20 mg/mL and/or 40 mg/mL have also been submitted to the FDA by Synthon Pharmaceuticals, Inc., Dr. Reddy's Laboratories, Amneal Pharmaceuticals, and Biocon Ltd. Other ANDAs or other regulatory applications may have been submitted or may be submitted in the future. In addition, GLATOPA 20 mg/mL and GLATOPA 40 mg/mL compete with other FDA approved multiple sclerosis therapies. These currently include, among others, Rebif (interferon-beta-1a), marketed by EMD Serono Inc. and Pfizer Inc.; Avonex (interferon beta-1a), Tysabri (natalizumab), Tecfidera (dimethyl fumarate), Plegridy (peginterferon beta-1a), and Zinbryta (daclizumab), each marketed by Biogen Idec Inc.; Betaseron (interferon-beta-1b), marketed by Bayer Schering Pharma; Extavia (interferon-Beta-1b) and Gilenya (fingolimod), each marketed by Novartis Pharmaceuticals Corporation; Lemtrada (alemtuzumab), marketed by Sanofi and Bayer; Aubagio (teriflunomide), marketed by Sanofi; and Ocrevus (ocrelizumab) marketed by Genentech and Roche.
Biosimilars
If approved, our biosimilar candidates would compete with their applicable reference products, biosimilars to those reference products, as well as other therapies used to treat the indications for which our biosimilars would be approved. Many of the companies developing biosimilars are significantly larger than us, have substantially greater financial resources and have significant pre-existing resources to devote to their biosimilars business. Two biosimilars to HUMIRA, Amgen’s Amjevita and Boehringer Ingelheim’s Cyltezo, have received FDA approval. Samsung Bioepis’s biosimilar to Humira, Imraldi, received approval from the European Medicines Agency, or EMA. Sandoz, Fujifilm Kyowa Kirin Bio., Pfizer, Biocon/Mylan, Merck KGaA, LG Life Sciences, Coherus, Innovent Biologics, Oncobiologics, Biocad, Genor/Biocnd, and Bio-Thera have biosimilars to HUMIRA that have been filed or are in clinical development. Coherus, Formycon, Alteogen, Insight Biopharmaceuticals, and Lupin Limited have announced plans to develop a biosimilar to EYLEA.
Novel Therapeutics
Our novel product pipeline will also face substantial competition from major pharmaceutical and other biotechnology companies. Our development work focused on Fc biology, which has yielded three named product candidates: M230, an Fc multimer, M281, anti-FcRn, and M254, hyper-sialylated IVIg. These candidates face competition from a number of companies. Merck & Co., Pfizer, and AB Biosciences in collaboration with Shire, have compounds in development that are mechanistically similar to M230. Merck's compound completed a Phase I clinical trial in May 2015, and the compounds from both Pfizer and AB Biosciences/Shire are in nonclinical development. Several companies, including UCB, HanAll, Shire, Syntimmune, Affibody and Argenx are developing FcRn targeted agents. UCB's compound is in two phase II clinical trials for ITP and myasthenia gravis. Argenx’s compound is in three phase 2 trials for myasthenia gravis, ITP, and pemphigus vulgaris, as well as a phase 1 trial with a subcutaneous presentation, Syntimmune’s compound is in two phase Ib clinical trials for warm autoimmune hemolytic anemia and pemphigus, and HanAll is in a phase 1 clinical trial. Shire and Affibody are in nonclinical development. M254 would compete with currently marketed intravenous and subcutaneous IgG products in the United States, including Octagam 5% and Octagam 10% marketed by Octapharma, Gammagard S/D, Gammagard Liquid 10%, Cuvitru 20% and HyQvia 10% marketed by Shire, Privigen Liquid 10%, Carimune NF, and Hizentra 20% marketed by CSL Behring, Flebogamma 5% DIF, Gamunex-C, Flebogamma 10% DIF marketed by Grifols, Gammaplex marketed by BPL Holdings, and Bivigam marketed by ADMA Biologics, as well as other intravenous and subcutaneous IgG products marketed ex-US and those that are currently in development.

Employees
We believe that our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2017, we had 279 employees, including 78 employees who hold Ph.D. degrees and one employee who holds an M.D degree. Our employees are not represented by any collective bargaining group or labor union, and we believe our relations with our employees are good.

Research and Development Expenses
Research and development expenses consist of costs incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, license fees, consulting fees, nonclinical and clinical trial costs, contract research and manufacturing costs, and the costs of laboratory equipment and facilities. Research and development expense for 2017 was $149.2 million, compared with $119.9 million in 2016 and $126.0 million in 2015.

Financial Information about Segments and Geographic Areas
We view our business as one reportable operating segment—the discovery, development and commercialization of pharmaceutical products. We derive our revenues from our collaborations. All of our revenues through December 31, 2017 have come from our collaborators and are based solely on activities in the United States. Our long-lived assets were $34.0 million, $26.0 million and $25.4 million at December 31, 2017, 2016, and 2015, respectively, and are located solely in the United States. See Part II, Item 6 "Selected Consolidated Financial Information" and the section entitled "Segment Reporting" appearing in Note 2 to our consolidated financial statements for further information about our segment. The notes to our consolidated financial statements are contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend upon our collaborators and other third parties, including sole source suppliers, to provide raw materials meeting FDA quality standards and related regulatory requirements, manufacture the drug substance, produce the final drug product and provide certain analytical services with respect to our products and product candidates. The FDA and other regulatory authorities require that our products be manufactured according to current good manufacturing practices, or cGMP, regulations and that proper procedures are implemented to assure the quality of our sourcing of raw materials and the manufacture of our products. Any failure by us, our collaborators or our third-party manufacturers to comply with cGMP and/or scale-up manufacturing processes could lead to a delay in, or failure to obtain, regulatory approval. In addition, such failure could be the basis for action by the FDA to withdraw approvals for products previously granted to us and for other regulatory action, including product recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions. To the extent we rely on a third-party manufacturer, the risk of non-compliance with cGMPs may be greater and the ability to effect corrective actions for any such noncompliance may be compromised or delayed. For example, on February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturer for GLATOPA, Pfizer Inc., received an FDA warning letter. The FDA applied a compliance hold on the approval of pending drug applications listing the Pfizer Inc. facility, including the ANDA for GLATOPA 40 mg/mL, until satisfactory resolution of the compliance observations in the FDA warning letter. On January 30, 2018, we announced that the FDA had changed the status of Pfizer’s manufacturing facility to Voluntary Action Indicated, which lifted the compliance hold and was followed by a marketing approval in February 2018. The FDA delay in ability to approve GLATOPA 40 mg/mL until satisfactory resolution of the compliance observations in the FDA warning letter greatly increased the risk to us and Sandoz of prior or contemporaneous competition from other generic versions of COPAXONE 40 mg/mL, limiting revenue potential. In October 2017, Mylan N.V. announced the launch of its generic equivalent of COPAXONE 40 mg/mL. As a result, we anticipate that any revenue and profits from GLATOPA 40 mg/mL will be reduced, perhaps significantly, which could have a material adverse impact on our business, financial position and results of operations and could cause the market value of our common stock to decline. Any additional prior or contemporaneous competition from other generic versions of COPAXONE 40 mg/mL could have a further material adverse impact on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Moreover, in order to generate revenue from the sales of Enoxaparin Sodium Injection, GLATOPA 20 mg/mL, and GLATOPA 40 mg/mL, sufficient quantities of such product must also be produced in order to satisfy demand. If these contract manufacturers and suppliers, which include sole source suppliers, are unable to manufacture sufficient quantities of product or breach or terminate their manufacturing arrangements with us or Sandoz, as applicable, the development and commercialization of the affected products or product candidates could be delayed, which could have a material adverse effect on our business.

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

GLATOPA 40 mg/mL was launched prior to final resolution of product-related patent infringement litigation in our favor, which may cause us to incur significant damages.

Sandoz has the sole right to decide the timing and scope of the launch of GLATOPA 40 mg/mL and has commenced marketing the product prior to a final judicial resolution of product-related patent infringement litigation in our and Sandoz’ favor. Accordingly, we and Sandoz may be subject to claims for patent infringement damages. Damages for infringement may in some instances exceed the amount of revenue earned by the infringing product. If Teva subsequently succeeds in any such litigation, we and Sandoz may be liable for significant damages. Our collaboration with Sandoz provides that our fifty (50) percent share of such damages would be payable from any contractual profits due to us from sales of GLATOPA. Our payment of such damages could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Sandoz may be prevented from marketing and selling GLATOPA 40 mg/mL if Teva is successful in obtaining injunctive relief.

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

We and Sandoz are currently parties in patent infringement litigation in respect of four of the five Orange Book-listed patents for COPAXONE 40 mg/mL as well as an additional COPAXONE 40 mg/mL-related patent. Teva may allege in the future that our and Sandoz’ manufacturing and sale of GLATOPA infringes COPAXONE-related patents other than those at issue in the currently pending litigation, including patents that may issue in the future. We would incur significant expenses under the terms of our collaboration with Sandoz to respond to and litigate any such claims, the outcomes of which would be uncertain. Furthermore, we may be liable for significant damages from the contractual profits of GLATOPA 20 mg/mL and GLATOPA 40 mg/mL if we and Sandoz are found to have infringed any such patents, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline. Moreover, litigation concerning intellectual property and proprietary technologies can be protracted and expensive and can distract management and personnel from running our business.

If other generic versions of the brand name drugs, or other biosimilars of the reference products, for which we have products or product candidates, including GLATOPA 20 mg/mL, GLATOPA 40 mg/mL, M923, M710 and M834, are approved and successfully commercialized, our business would suffer.

Pricing and market share of generic and biosimilar products may decline, often dramatically, as other generics or biosimilars of the same brand name drug or reference product, respectively, enter the market. Competing generics include brand name manufacturers’ “authorized generics” of their own brand name products. Generally, earlier-to-market generics and biosimilars are better able to gain significantly greater market share than later-to-market competing generics and biosimilars, respectively. Accordingly, revenue and profits from our generic products and, if approved, our biosimilar product candidates, may be significantly reduced based on the timing and number of competing generics and biosimilars, respectively. We expect our generic products and, if approved, certain of our generic and biosimilar product candidates may face intense and increasing competition from other generics and biosimilars. For example, in October 2017, Mylan N.V. announced the launch of its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Additionally, as a result of Mylan N.V.’s launch of its generic equivalent of COPAXONE 40 mg/mL, the market and contractual profit share revenue of GLATOPA 20 mg/mL may be reduced by an accelerated conversion of patients from once-daily 20 mg/mL glatiramer acetate injection to three-times weekly 40 mg/mL glatiramer acetate injection due to lower pricing in that market. As a result of Mylan N.V.’s launch of its generic equivalent of three-times-weekly COPAXONE 40 mg/mL in October, 2017 we expect the potential market share, price and contractual profit share revenue available for GLATOPA 40 mg/mL to be reduced. In addition, several other companies have submitted ANDAs to the FDA for generic versions of COPAXONE. A launch of one or more additional generic versions of COPAXONE could further reduce anticipated revenue from GLATOPA 20 mg/mL and GLATOPA 40 mg/mL.

In addition, the first biosimilar determined to be interchangeable with a particular reference product for any condition of use is eligible for a period of market exclusivity that delays an FDA determination that a second or subsequent biosimilar product is interchangeable with that reference product for any condition of use until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued under 42 U.S.C. § 262(l)(6). A determination that another company’s product is interchangeable with HUMIRA, EYLEA, ORENCIA or another of the reference products for which we have a biosimilar product candidate prior to approval of M923, M710, M834 or our other applicable biosimilar product candidates may therefore delay any determination that our product is interchangeable with the reference product, which may materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue.

If an alternative version of a reference product, such as COPAXONE, HUMIRA, EYLEA or ORENCIA, is developed that has a new product profile and labeling, the alternative version of the product could significantly reduce the market share of the original reference product, and may cause a significant decline in sales or potential sales of our corresponding generic or biosimilar product.

Brand companies may develop alternative versions of a reference product as part of a life cycle extension strategy, and may obtain approval of the alternative version under a supplemental new drug application, for a drug, or biologics license application, for a biologic. The alternative version may offer patients added benefits such as a more convenient form of administration or dosing regimen. Should the brand company succeed in obtaining an approval of an alternative product, it may capture a significant share of the collective reference product market and significantly reduce the market for the original reference product and thereby the potential size of the market for our generic or biosimilar products. For example, as of the end of 2017, Teva’s three-times-weekly COPAXONE 40 mg/mL and Mylan N.V.’s three-times-weekly generic equivalent product accounted for approximately 82% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. As a result, the market potential for GLATOPA 20 mg/mL has decreased, and may decrease further as additional patients are converted from once-daily COPAXONE 20 mg/mL or any generic equivalents to three-times-weekly COPAXONE. In addition, the alternative product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the alternative product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.

If the market for a reference product, such as COPAXONE, HUMIRA, EYLEA or ORENCIA, significantly declines, sales or potential sales of our corresponding generic and biosimilars product and product candidates may suffer and our business would be materially impacted.

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

Our current and near term product revenue is dependent on the continued successful commercialization of GLATOPA 20 mg/mL and successful commercialization of GLATOPA 40 mg/mL.

Our near-term ability to generate GLATOPA product revenue depends, in large part, on Sandoz’ ability to continue to successfully manufacture and profitably commercialize GLATOPA 20 mg/mL, and successfully manufacture and profitably commercialize GLATOPA 40 mg/mL.

Our near-term ability to generate GLATOPA product revenue also depends in large part on Sandoz' ability to maintain market share and favorable pricing levels for GLATOPA 20 mg/mL and achieve profitable sales and market share for GLATOPA 40 mg/mL. In October 2017, Mylan N.V. announced the launch of its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Additionally, as a result of Mylan N.V.’s launch of its lower cost, generic equivalent of COPAXONE 40 mg/mL, the market and contractual profit share revenue of GLATOPA 20 mg/mL may be reduced by an accelerated conversion of patients from once-daily 20 mg/mL glatiramer acetate injection to three-times weekly 40 mg/mL glatiramer acetate injection due to lower pricing in that market. As a result of Mylan N.V.’s launch of its generic equivalent of three-times-weekly COPAXONE 40 mg/mL in October, 2017 we expect the potential market share, price and contractual profit share revenue available for GLATOPA 40 mg/mL to be reduced. Our near-term ability to generate GLATOPA 40 mg/mL product revenue will depend on Sandoz' ability to compete with Teva's three-times-weekly COPAXONE 40 mg/mL product and any generic equivalents. As of the end of 2017, Teva’s three-times-weekly COPAXONE 40 mg/mL and Mylan N.V.’s three-times-weekly generic equivalent product accounted for approximately 82% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. If other competitors receive approval to market generic versions of the 20 mg/mL or 40 mg/mL formulations of COPAXONE, our product revenue and profits would be further impacted, and as a result, our business, including our near-term financial results and our ability to utilize GLATOPA revenue to fund future discovery and development programs, may suffer.
Any strategic alternative we pursue may not be successful.
In January 2018, we announced that we have begun a strategic review to address funding challenges and revenue uncertainty related to our biosimilar programs. Potential management actions include establishing new collaborations across the portfolio, implementing additional cost reduction strategies, slowing the place of future biosimilar program development and the potential sale of certain biosimilar assets. Pending a decision to undertake any strategic alternatives, we are continuing development and collaboration activities for our biosimilar programs in accordance with our current strategy while focusing on managing our cash position. There is no finite timetable for completion of the strategic review process, and we can provide no assurance that any strategic alternative we pursue will have a positive impact on our results of operations or financial condition.

Any future Enoxaparin Sodium Injection product revenue is dependent on the successful manufacture and commercialization of Enoxaparin Sodium Injection.

Our near-term ability to generate Enoxaparin Sodium Injection product revenue depends, in large part, on Sandoz’ ability to manufacture and commercialize Enoxaparin Sodium Injection and compete with LOVENOX brand competition as well as authorized and other generic competition. Sandoz is facing increasing competition and pricing pressure from brand, authorized generic and other currently-approved generic competitors, which has and will continue to impact Sandoz’ net sales and profits from Enoxaparin Sodium Injection, and therefore our product revenue. Furthermore, other competitors may in the future receive approval to market generic Enoxaparin products which would further impact our product revenue, which is based on a fifty-percent contractual profit share. Due to these circumstances, the resulting market price for our Enoxaparin Sodium Injection product has substantially decreased and may decrease further. Accordingly, we do not anticipate significant Enoxaparin Sodium Injection revenue in the future.

If our patent litigation against Amphastar related to Enoxaparin Sodium Injection is not successful or third parties are successful in antitrust litigation against us relating to Enoxaparin Sodium Injection, we may be liable for damages and our business may be materially harmed.

The District Court trial in our patent litigation against Amphastar related to Enoxaparin Sodium Injection was held in July 2017, and the jury verdict found our patent to be infringed by Amphastar, but invalid and unenforceable. In February 2018, the District Court confirmed the jury’s opinion that the patent was infringed but invalid, and narrowed the jury’s recommendation on unenforceability by finding our patent to be unenforceable against only one of the two infringing methods used by Amphastar. We and Sandoz are considering all other available legal options to overturn the portions of the verdict that found our patent to be invalid and partially unenforceable, including a potential appeal to the CAFC. In the event that we are not successful in our continued prosecution of our suit against Amphastar, and Amphastar is able to prove it suffered damages as a result of the preliminary injunction preventing it from selling its Enoxaparin product in the United States, we could be liable for up to $35 million of the security bond for such damages. Moreover, if third parties are successful in antitrust litigation against us for asserting our Enoxaparin patent rights, they may be able to recover damages incurred as a result of enforcement of our patent rights, thereby negatively affecting our financial condition and results of operations.

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

Drug products and biologics are sold through various channels, including retail, mail order, and to hospitals through group purchasing organizations, or GPOs. The distribution of such products is also managed by pharmacy benefit management firms, or PBMs, such as Express Scripts or CVS Caremark. These GPOs and PBMs rely on competitive bidding, discounts and rebates across their purchasing arrangements. We believe that we, in collaboration with commercial collaboration partners, will need to maintain adequate drug supplies, remain price competitive, comply with FDA regulations and provide high-quality products to establish and maintain relationships with GPOs and PBMs. The GPOs, PBMs and other customers with whom we or our collaborators have established contracts may also have relationships with our competitors and may decide to contract for or otherwise prefer products other than ours, limiting access of products to certain market segments. Our sales could also be negatively affected by any rebates, discounts or fees that are required by, or offered to, GPOs, PBMs, and customers, including wholesalers, distributors, retail chains or mail order services, to gain and retain market acceptance for our or our competitors’ products. For example, if PBMs, distributors and other customers contracted with Teva for net price discounts or rebates on COPAXONE 20 mg/mL and 40 mg/mL, or with Mylan N.V. for net price discounts or rebates on its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL, in exchange for exclusivity or preferred status for their products prior to the February 2018 approval and launch of GLATOPA 40 mg/mL, our opportunity to capture market share would be significantly restricted for the term of these contracts. If we or our collaborators are unable to establish and maintain competitive distribution arrangements with all of these customers, sales of our products, our revenue and our profits would suffer.

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

We have incurred significant losses since our inception in May 2001. At December 31, 2017, our accumulated deficit was $562 million. We may incur annual operating losses over the next several years as we expand our product development, commercialization and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture, market and sell any products we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.

To be profitable, we and our collaborators must succeed in developing and commercializing products with significant market potential. This will require us and our collaborators to be successful in a range of challenging activities: developing product candidates; completing nonclinical testing and clinical trials of our product candidates; obtaining regulatory approval for product candidates through either existing or new regulatory approval pathways; clearing allegedly infringing patent rights; enforcing our patent rights; and manufacturing, distributing, marketing and selling products. Our potential profitability will also be adversely impacted by the entry of competitive products and, if so, the degree of the impact could be affected by whether the entry is before or after the launch of our products. We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, discover or develop other therapeutic candidates or continue our operations. A decline in the value of our company could cause our shareholders to lose all or part of their investment.

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

As of December 31, 2017, we had cash, cash equivalents and marketable securities totaling approximately $379.9 million. For the year ended December 31, 2017, we had a net loss of $88.1 million and our operations used cash of $30.4 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development and commercialization of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements will depend on many factors, including but not limited to:

•	the level of sales of GLATOPA 20 mg/mL and GLATOPA 40 mg/mL;

•	the successful commercialization of our other product candidates;

•
the impact of prior or contemporaneous competition on our products and product candidates, such as Mylan N.V.'s generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL on GLATOPA 20 mg/mL and GLATOPA 40 mg/mL;

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

•
the cost of litigation maintaining and enforcing our intellectual property rights and defending intellectual property related claims, including with Amphastar relating to Enoxaparin Sodium Injection, that is not otherwise covered by our collaboration agreements, or potential patent litigation with others, as well as any damages, including possibly treble damages, that may be owed to third parties should we be unsuccessful in such litigation;

•	the ability to enter into additional strategic alliances for our non-partnered programs, such as M923, as well as the terms and timing of any milestone, royalty or profit share payments thereunder;

•	whether we opt out of the cost-and-profit sharing arrangement under the CSL License Agreement;

•	the scope, progress, results and costs of our research and development programs, including completion of our nonclinical studies and clinical trials;

•	the cost of acquiring and/or in-licensing other technologies, products or assets; and

•	the cost of manufacturing, marketing and sales activities, if any.

We expect to finance and manage our planned operating and capital expenditure requirements principally through our current cash, cash equivalents and marketable securities, capital raised through our collaboration and license agreements and equity financings, contingent milestone payments, and milestone payments and product revenues under existing collaboration and license agreements. We believe that these funds will be sufficient to meet our operating requirements through at least the end of 2019. We may seek additional funding in the future through third-party collaborations and licensing arrangements, public or private debt financings or from other sources. Additional funds may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also may not be able to fund our obligations under one or more of our collaboration and license agreements, which could enable one or more of our collaborators to terminate their agreements with us, and therefore harm our business, financial condition and results of operations.

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

Risks Relating to Development and Regulatory Approval

Even if we complete necessary preclinical studies and clinical trials, provide evidence of therapeutic equivalence or provide evidence of biosimilarity or interchangeability, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we or our collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import , are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and comparable regulatory authorities in other countries. With the exception of our generic Enoxaparin Sodium Injection, GLATOPA 20 mg/mL and GLATOPA 40 mg/mL, we and our collaborators have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate.

Securing marketing approval requires the submission of extensive preclinical and clinical data; strength, quality, purity, identity and therapeutic equivalence data; or biosimilarity or interchangeability data, as applicable, and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application we submit, or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we or our collaborators ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved medicine not commercially viable.
Accordingly, if we or our collaborators experience delays in obtaining approval or if we or they fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

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

A delay or failure of one of our product candidates during nonclinical studies or clinical trials, if required, can occur at any stage of testing. For example, we announced on November 1, 2017 that the results of the Phase I clinical trial for M834 indicated that it did not meet its primary pharmacokinetic endpoints, requiring an evaluation of next steps for the program, which will delay any future development and cause us to incur additional costs. We may experience numerous unforeseen events during, or as a result of, nonclinical studies and clinical trials, if required, that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

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

Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or our collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance can also result in significant financial penalties. Similarly, failure to comply with the EU requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

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

We are a party to and rely on a number of in-license agreements with third parties, such as those with the Massachusetts Institute of Technology and Rockefeller University, which give us rights to intellectual property that may be necessary or useful for certain parts of our business. In addition, we expect to enter into additional licenses in the future. Our current in-license arrangements impose various diligence, development, royalty and other obligations on us. If we breach our obligations with regard to our exclusive in-licenses, they could be converted to non-exclusive licenses or the agreements could be terminated, which would result in our being unable to develop, manufacture and sell products that are covered by the licensed technology.

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

The development and commercialization of our lead biosimilar product candidate, M923, could be delayed or terminated as a result of our inability to enter into an agreement with a collaboration partner, and our business may be adversely affected.

Our collaboration with Baxter terminated on December 31, 2016 and we have proceeded with the development program with the goal of entering into a new collaboration agreement to finance the launch and legal clearance of the product. There could be changes or delays in the timing of the M923 program should we fail to enter into a collaboration agreement with a suitable collaborative partner. In the event we elect to research, develop, manufacture and commercialize M923 by ourselves, we would need to expand our internal capabilities, in connection with which there could be significant delays in the M923 program. In the event we elect to license M923 to a third party, the terms of such a license and collaboration could be less favorable than those under the Baxalta Collaboration Agreement, and finding and negotiating a new collaboration could cause significant delays in the M923 program. Any of the delays described above could prevent us from commercializing M923. In addition, we may need to seek additional financing to support the research, development and commercialization of M923, or alternatively we may decide to discontinue M923, which could have a material adverse effect on our business.

The Mylan Collaboration Agreement is important to our business. If we or Mylan fail to adequately perform under the Agreement, or if we or Mylan terminate the Mylan Collaboration Agreement, the development and commercialization of one or more of our biosimilar candidates, including M834 or M710, could be delayed or terminated and our business would be adversely affected.

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

The stock market in general and the market prices for securities of biotechnology companies in particular have experienced extreme volatility that often has been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock has been, and is likely to continue to be, volatile. Furthermore, our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	delays in achievement of, or failure to achieve, program milestones that are associated with the valuation of our company or significant milestone revenue;

•	failure of GLATOPA 20 mg/mL to sustain or GLATOPA 40 mg/mL to achieve profitable sales or market share that meet expectations of securities analysts;

•	adverse FDA decisions relating to our GLATOPA programs;

•	litigation involving our company or our general industry or both;

•	a decision in favor of, or against, Amphastar in our patent litigation suits, a settlement related to any case; or a decision in favor of third parties in antitrust litigation filed against us;

•	announcements by other companies regarding the status of their ANDAs for generic versions of COPAXONE;

•	FDA approval of other companies’ ANDAs for generic versions of COPAXONE;

•	marketing and/or launch of other companies’ generic versions of COPAXONE, such as Mylan N.V.'s October 2017 launch of its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL;

•
adverse FDA decisions regarding the development requirements for one of our biosimilar product candidates or failure of our other product applications to meet the requirements for regulatory review and/or approval;

•	results or delays in our or our competitors’ clinical trials or regulatory filings;

•	enactment of legislation that repeals the law enacting the biosimilar regulatory approval pathway or amends the law in a manner that is adverse to our biosimilar development strategy;

•	failure to demonstrate biosimilarity or interchangeability with respect to our biosimilar product candidates such as M923 or M834;

•	demonstration of or failure to demonstrate the safety and efficacy for our novel product candidates;

•	our inability to manufacture any products in conformance with cGMP or in sufficient quantities to meet the requirements for the commercial sale of the product or to meet market demand;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	the discovery of unexpected or increased incidence in patients’ adverse reactions to the use of our products or product candidates or indications of other safety concerns;

•	developments or disputes concerning our patents or other proprietary rights;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	termination of any of our product development and commercialization collaborations;

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	investors’ general perception of our company, our products, the economy and general market conditions;

•	rapid or disorderly sales of stock by holders of significant amounts of our stock; or

•	significant fluctuations in the price of securities generally or biotechnology company securities specifically.

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

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES

As of February 5, 2018, pursuant to our sublease agreements, we lease a total of approximately 315,500 square feet of office and laboratory space in Cambridge, Massachusetts:

Property Location	Approximate Square Footage	Use	Lease Expiration Date
675 West Kendall Street Cambridge, Massachusetts 02142	78,500	Laboratory and Office	04/30/2018
320 Bent Street Cambridge, Massachusetts 02141	105,000	Laboratory and Office	02/28/2027
301 Binney Street, Fifth Floor Cambridge, Massachusetts 02142	80,000	Laboratory and Office	06/29/2025
301 Binney Street, Fourth Floor Cambridge, Massachusetts 02142	52,000	Laboratory and Office	03/31/2028
	315,500
Item 3.    LEGAL PROCEEDINGS
GLATOPA 40 mg/mL-Related Proceedings

On September 10, 2014, Teva and Yeda filed a suit against us and Sandoz in the United States District Court for the District of Delaware in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for GLATOPA 40 mg/mL. The suit initially alleged infringement related to two Orange Book-listed patents for COPAXONE 40 mg/mL, each expiring in 2030, and sought declaratory and injunctive relief prohibiting the launch of our product until the last to expire of these patents. In April 2015, Teva and Yeda filed an additional suit against us and Sandoz in the United States District Court for the District of Delaware alleging infringement related to a third Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in March 2015 and expires in 2030. In May 2015, this suit was consolidated with the initial suit that was filed in September 2014. In November 2015, Teva and Yeda filed a suit against us and Sandoz in the United States District Court for the District of Delaware alleging infringement related to a fourth Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in October 2015 and expires in 2030. In December 2015, this suit was also consolidated with the initial suit that was filed in September 2014. Teva and Yeda seek declaratory and injunctive relief prohibiting the launch of GLATOPA 40 mg/mL until the expiration of the patents at issue. On January 30, 2017, the District Court found the four patents to be invalid due to obviousness. In February 2017, Teva and Yeda appealed the District Court's January 30, 2017 decision to the U.S. Court of Appeals for the Federal Circuit. Briefing was completed in the third quarter of 2017, and a decision is pending oral argument.

On January 31, 2017, Teva filed a suit against us and Sandoz in the United States District Court for the District of New Jersey alleging infringement related to an additional patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,155,775, which issued in October 2015 and expires in October 2035. We and Sandoz filed a motion to dismiss and a motion to transfer the suit to the United States District Court for the District of Delaware. On January 31, 2017, Teva voluntarily dismissed us from the New Jersey suit for U.S. Patent No. 9,155,775, maintaining the suit against Sandoz On May 23, 2017, the United States District Court for the District of New Jersey granted the motion to transfer the suit to the United States District Court for the District of Delaware. A claim construction hearing was held on November 2, 2017, and a claim construction opinion issued on December 1, 2017. A seven day trial is scheduled to commence before the United States District Court for the District of Delaware on October 9, 2018.

On February 2, 2017, we filed a complaint in the United States District Court for the District of Delaware seeking a declaration that U.S. Patent No. 9,155,775 is invalid, not infringed or not enforceable against us. In March 2017, Teva filed a motion, which is currently pending, to stay further proceedings in the Delaware action.

M834-Related Proceedings

On July 2, 2015, we filed a petition for Inter Partes Review, or IPR, with the PTAB to challenge the validity of U.S. Patent No. 8,476,239, a patent for ORENCIA owned by Bristol-Myers Squibb, or BMS. The PTAB issued a decision instituting the IPR proceedings in January 2016, and BMS filed for a rehearing by the full PTAB. Oral arguments took place in September 2016. On December 22, 2016, the PTAB issued a decision upholding the validity of the patent. We filed a notice of appeal in the U.S. Court of Appeals for the Federal Circuit, or the CAFC, on February 22, 2017. BMS filed a motion to dismiss our appeal in the Federal Circuit on March 29, 2017, which the Federal Circuit denied on June 19, 2017, stating that the standing issue raised in BMS's motion to dismiss should be addressed in the parties' appeal briefs. On June 29, 2017, the Federal Circuit ordered an expedited briefing schedule proposed by us. Oral argument before the Federal Circuit was held on December 5, 2017 and a decision is pending.

Enoxaparin Sodium Injection-Related Proceedings

On September 21, 2011, we and Sandoz sued Amphastar and Actavis in the United States District Court for the District of Massachusetts for patent infringement. Also in September 2011, we filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar and Actavis from selling their Enoxaparin product in the United States. In October 2011, the District Court granted our motion for a preliminary injunction and entered an order enjoining Amphastar and Actavis from advertising, offering for sale or selling their Enoxaparin product in the United States until the conclusion of a trial on the merits and required us and Sandoz to post a security bond of $100 million in connection with the litigation. Amphastar and Actavis appealed the decision to the CAFC and in January 2012, the CAFC stayed the preliminary injunction. In August 2012, the CAFC vacated the preliminary injunction and remanded the case to the District Court. In September 2012, we filed a petition with the CAFC for rehearing by the full court en banc, which was denied. In February 2013, we filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court, which was denied in June 2013.

In July 2013, the District Court granted a motion by Amphastar and Actavis for summary judgment. We filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, which the CAFC denied in May 2014. On November 10, 2015, the CAFC affirmed the District Court summary judgment decision with respect to Actavis, reversed the District Court summary judgment decision with respect to Amphastar, and remanded the case against Amphastar to the District Court. On January 11, 2016, Amphastar filed a petition for rehearing by the CAFC, which was denied on February 17, 2016. On May 17, 2016, Amphastar filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court, which was denied on October 3, 2016. In April 2017, we, Sandoz and Actavis, or the Settling Parties, settled and signed reciprocal releases of all claims, and filed a voluntary stipulation with the District Court, pursuant to which the Settling Parties stipulated and agreed to dismiss with prejudice all claims and counterclaims among the Settling Parties, without fees or costs to any party, and with the Settling Parties waiving any and all right of appeal. The District Court trial was held in July 2017, and the jury verdict found our patent to be infringed, but invalid and unenforceable. In February 2018, the District Court confirmed the jury’s opinion that the patent was infringed but invalid, but narrowed the jury’s recommendation on unenforceability by finding our patent to be unenforceable against only one of the two infringing methods used by Amphastar. We and Sandoz are considering all other available legal options to overturn the portions of the verdict finding our patent to be invalid and partially unenforceable, including a potential appeal to the CAFC. In the event that we are not successful in further appeal or prosecution or settlement of this action against Amphastar, and Amphastar is able to prove it suffered damages as a result of the preliminary injunction, we could be liable for damages for up to $35 million of the security bond. We posted $17.5 million as collateral for the security bond and classified the collateral as restricted cash in our consolidated balance sheet. Litigation involves many risks and uncertainties, and there is no assurance that we or Sandoz will prevail in this patent enforcement suit.

On September 17, 2015, Amphastar filed a complaint against us and Sandoz in the United States District Court for the Central District of California. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, we and Sandoz sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal and California anti-trust laws and California unfair business laws. Amphastar is seeking unspecified damages and fees. In December 2015, we and Sandoz filed a motion to dismiss and a motion to transfer the case. In January 2016, the case was transferred to the United States District Court for the District of Massachusetts. In February 2016, Amphastar filed a writ of mandamus with the United States Court of Appeals for the Ninth Circuit requesting that the court reverse and review the District Court’s grant of transfer, and in May 2016, the writ requested by Amphastar was denied. On July 27, 2016, our and Sandoz motion to dismiss was granted by the District Court, and the case was dismissed. On August 25, 2016, Amphastar filed a notice of appeal from the dismissal with the United States Court of Appeals for the First Circuit. Briefing was completed in December 2016, and oral argument was held on February 9, 2017. On March 6, 2017, the United States Court of Appeals for the First Circuit reversed the District Court’s dismissal and remanded the case to the District Court for further proceedings. On April 6, 2017, the District Court held a scheduling conference to provide dates for the remanded case, and on April 20, 2017, we and Sandoz filed our renewed motion to dismiss which is pending. Trial is scheduled for April 2019, however, the parties have filed a joint motion seeking to reschedule the proceedings pending a ruling on the motion to dismiss.

On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against us and Sandoz in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic Enoxaparin Sodium Injection. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against

Amphastar and Actavis, we and Sandoz sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and unspecified damages and fees. In December 2015, we and Sandoz filed a motion to dismiss and a motion to transfer the case to the United States District Court for the District of Massachusetts. On March 21, 2017, the United States District Court for the Middle District of Tennessee dismissed NGH’s claim for damages against us and Sandoz, but allowed the case to move forward, in part, for NGH’s claims for injunctive and declaratory relief. In the same opinion, the United States District Court for the Middle District of Tennessee denied our motion to transfer. On June 9, 2017, NGH filed a motion to amend its complaint to add a new named plaintiff, the American Federation of State, County and Municipal Employees District Council 37 Health & Security Plan, or DC37. NGH and DC37 seek to assert claims for damages under the laws of more than 30 different states, on behalf of a putative class of indirect purchasers of Lovenox or generic enoxaparin. On June 30, 2017, we and Sandoz filed a brief opposing the motion to amend the complaint. On December 14, 2017, the Court granted NGH's motion to amend. In January 2018, we and Sandoz filed three motions to dismiss the amended complaint. While the outcome of litigation is inherently uncertain, we believe this suit is without merit, and we intend to vigorously defend ourselves in this litigation.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded publicly on The Nasdaq Global Select Market under the symbol "MNTA." The following table sets forth the high and low sale prices of our common stock for the periods indicated, as reported on The Nasdaq Global Select Market:

Quarter ended	High	Low
March 31, 2016	$15.15	$7.86
June 30, 2016	13.30	8.82
September 30, 2016	14.24	10.50
December 31, 2016	15.90	10.75
March 31, 2017	$19.90	$13.05
June 30, 2017	18.65	13.05
September 30, 2017	19.25	14.90
December 31, 2017	18.60	11.85
Holders
On February 9, 2018, the approximate number of holders of record of our common stock was 30.
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
Stock Performance Graph
The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2012 through December 31, 2017, in each of (i) our common stock, (ii) The Nasdaq Composite Index and (iii) The Nasdaq Biotechnology Index (capitalization weighted).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Momenta Pharmaceuticals, Inc., the Nasdaq Composite Index,
and the Nasdaq Biotechnology Index

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/12	12/13	12/14	12/15	12/16	12/17
Momenta Pharmaceuticals, Inc.	100.00	149.96	102.12	125.87	127.65	118.32
Nasdaq Composite	100.00	141.63	162.09	173.33	187.19	242.29
Nasdaq Biotechnology	100.00	174.05	230.33	244.29	194.95	228.29
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
Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data set forth below with respect to our statements of operations and comprehensive loss data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 are derived from our audited financial statements included in this Annual Report on Form 10-K. The statements of operations and comprehensive loss data for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited financial statements, which are not included herein. Historical results are not necessarily indicative of future results. See the notes to the consolidated financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found under Item 8 "Financial Statements and Supplementary Data" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

Momenta Pharmaceuticals, Inc.
Selected Financial Data

	2017	2016	2015	2014	2013
	(in thousands, except per share information)
Statements of Operations and Comprehensive Loss Data:
Collaboration revenues:
Product revenue	$66,803	$74,648	$48,503	$19,963	$16,701
Research and development revenue	72,079	34,971	41,147	32,287	18,764
Total collaboration revenue	138,882	109,619	89,650	52,250	35,465
Operating expenses:
Research and development	149,226	119,880	126,033	106,482	103,999
General and administrative	82,207	64,466	48,051	45,164	41,057
Total operating expenses	231,433	184,346	174,084	151,646	145,056
Operating loss	(92,551)	(74,727)	(84,434)	(99,396)	(109,591)
Interest income	4,427	2,226	808	548	950
Other income, net	28	51,498	313	248	233
Net loss	$(88,096)	$(21,003)	$(83,313)	$(98,600)	$(108,408)

Basic and diluted net loss per share	$(1.20)	$(0.31)	$(1.32)	$(1.91)	$(2.13)

Shares used in calculating basic and diluted net loss per share	73,136	68,656	63,130	51,664	50,907

Comprehensive loss	$(88,322)	$(20,921)	$(83,293)	$(98,641)	$(108,494)

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$73,651	$150,738	$61,461	$61,349	$29,766
Marketable securities	306,239	202,413	288,583	130,180	215,916
Working capital	322,439	357,324	335,926	181,541	243,649
Total assets	459,431	477,737	421,040	256,216	316,815
Deferred revenue	33,617	38,632	21,983	30,998	27,716
Other liabilities	51,660	67,197	29,081	18,850	19,262
Total liabilities	85,277	105,829	51,064	49,848	46,978
Accumulated deficit	(562,254)	(473,375)	(452,372)	(369,059)	(270,459)
Total stockholders' equity	374,154	371,908	369,976	206,368	269,837
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
To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. Although we were profitable in fiscal years 2010 and 2011, since that time we have been incurring operating losses and we expect to incur annual operating losses over the next several years as we advance our drug development portfolio. As of December 31, 2017, we had an accumulated deficit of approximately $562 million. We will need to generate significant revenue to return to profitability. We expect that our return to profitability, if at all, will most likely come from the commercialization of the products in our drug development portfolio.
Complex Generics
GLATOPA® (glatiramer acetate injection) 20 mg/mL—Generic Once-daily COPAXONE® (glatiramer acetate injection) 20 mg/mL
In April 2015, the FDA approved the ANDA for GLATOPA 20 mg/mL, a generic equivalent of once-daily COPAXONE 20 mg/mL. GLATOPA 20 mg/mL was the first "AP" rated, substitutable generic equivalent of once-daily COPAXONE. Sandoz commenced sales of GLATOPA 20 mg/mL in June 2015. Under our collaboration agreement with Sandoz, we earn 50% of contractually defined profits on GLATOPA 20 mg/mL sales.
In October 2017, Mylan N.V. announced the launch of its generic equivalents of once-daily COPAXONE 20 mg/mL and three-times-weekly COPAXONE 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Additionally, as a result of Mylan N.V.’s launch of its generic equivalent of COPAXONE 40 mg/mL, the market and contractual profit share revenue of GLATOPA 20 mg/mL may be reduced by an accelerated conversion of patients from once-daily 20 mg/mL glatiramer acetate injection to three-times-weekly 40 mg/mL glatiramer acetate injection due to lower pricing in that market. As of the end of 2017, Teva’s three-times-weekly COPAXONE 40 mg/mL and Mylan N.V.’s three-times-weekly generic equivalent product accounted for approximately 82% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.
GLATOPA® (glatiramer acetate injection) 40 mg/mL—Generic Three-times-weekly COPAXONE® (glatiramer acetate injection) 40 mg/mL
On February 13, 2018, we announced that GLATOPA 40 mg/mL, a generic version of three-times-weekly COPAXONE 40 mg/mL, was approved by the FDA and launched by our collaborator, Sandoz.
As a result of Mylan N.V.’s launch of its generic equivalent of three-times-weekly COPAXONE 40 mg/mL in October, 2017 we expect the potential market share, price and contractual profit share revenue available for GLATOPA 40 mg/mL to be reduced.
On January 30, 2017, the District Court for the District of Delaware found invalid four Orange Book-listed patents related to COPAXONE 40 mg/mL that we were alleged to have infringed. Three of these patents had previously been found invalid in August 2016 by the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, or PTAB, in an Inter Partes Review filed by an unrelated third party. In February 2017, Teva and Yeda appealed the District Court's January 30, 2017 decision to the U.S. Court of Appeals for the Federal Circuit. Briefing was completed in the third quarter of 2017 and a decision is pending oral argument. This and other legal proceedings related to GLATOPA 40 mg/mL are described under "Item 3. Legal Proceedings - GLATOPA 40 mg/mL-Related Proceedings."
Enoxaparin Sodium Injection—Generic LOVENOX®
Under our amended collaboration agreement with Sandoz, Sandoz is obligated to pay us 50% of contractually defined profits on sales of Enoxaparin Sodium Injection. Due to increased generic competition and resulting decreased market pricing for generic enoxaparin sodium injection products, we expect any future revenues from Sandoz's sales of Enoxaparin Sodium Injection will be minimal.
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
The timing of the first regulatory submission for marketing approval for M923 in the United States is dependent on our entering into an agreement with a new collaboration partner. We expect that U.S. market formation for biosimilar versions of HUMIRA will likely be in the 2022-2023 time frame, subject to marketing approval, patent considerations and litigation timelines.

M923 was previously developed in collaboration with Baxalta. In June 2016, Baxalta became a wholly-owned subsidiary of Shire plc. In September 2016, Baxalta gave us twelve months’ prior written notice of the exercise of its right to terminate for its convenience our collaboration agreement. On December 31, 2016, we and Baxalta entered into an asset return and termination agreement, or the Baxalta Termination Agreement, amending certain termination provisions of the Baxalta Collaboration Agreement and making the termination of the Baxalta Collaboration Agreement effective December 31, 2016. In January 2017, Baxalta paid us a one-time cash payment of $51.2 million, representing the costs Baxalta would have incurred in performing the activities it would have performed under the Baxalta Collaboration Agreement through the original termination effective date.

We continue to identify and evaluate potential collaboration opportunities to further develop and commercialize M923.
M834—Biosimilar ORENCIA® (abatacept) Candidate
M834 is being developed in collaboration with Mylan. In the fourth quarter of 2017, we completed a randomized, double-blind, three-arm, parallel group, single-dose Phase 1 clinical trial in normal healthy volunteers to compare the pharmacokinetics, safety and immunogenicity of M834 to U.S.-sourced and EU-sourced ORENCIA. On November 1, 2017, we announced that M834 did not meet its primary pharmacokinetic endpoints in the Phase 1 clinical trial. We and Mylan continue to gather and analyze the data from the Phase 1 clinical trial to better understand the results and evaluate the next steps for M834 which will delay any future development and cause us to incur additional costs.
ORENCIA's composition of matter patents expire in the United States in 2019. We are currently involved in legal proceedings aimed at invalidating Bristol-Myers Squibb’s formulation patent on ORENCIA. This proceeding is further discussed below under "Item 3. Legal Proceedings -- M834-Related Proceedings."
M710—Biosimilar EYLEA® (aflibercept) Candidate

M710 is being developed in collaboration with Mylan. On January 3, 2018, we announced the development strategy for M710. We plan to initiate a pivotal clinical trial in patients in the first half of 2018. This trial is randomized, double-blind, active-control, multi-center study in patients with diabetic macular edema to compare the safety, efficacy and immunogenicity of M710 with EYLEA. Subject to development, marketing approval and patent considerations, we expect U.S. market formation for biosimilar versions of EYLEA will likely be in the 2023 time frame.
Other Biosimilar Candidates
The Mylan collaboration also includes four other biosimilar candidates from our portfolio, in addition to M834 and M710. Under our collaboration agreement with Mylan, we and Mylan will share equally costs and profits (losses) related to these earlier stage product candidates. We and Mylan will share development and manufacturing responsibilities across product candidates, and Mylan will lead commercialization of the products, if approved.
We maintain a state-of-the-art development facility for bioprocess manufacturing development and scale-up and operations. In January 2018, we announced that we have begun a strategic review to address funding challenges and revenue uncertainty related to our biosimilar programs. Potential management actions include establishing new collaborations across the portfolio, implementing additional cost reduction strategies, slowing the place of future biosimilar program development and the potential sale of certain biosimilar assets. Pending a decision to undertake any strategic alternatives, we are continuing development and collaboration activities for our biosimilar programs in accordance with our current strategy while focusing on managing our cash position. There is no finite timetable for completion of the strategic review process, and we can provide no assurance that any strategic alternative we pursue will have a positive impact on our results of operations or financial condition.
Novel Therapeutics
We believe our novel product candidates could be capable of treating a large number of immune-mediated disorders driven by autoantibodies, immune complexes, and Fc receptor biology.
M281 - Anti-FcRn Candidate
M281 is a fully-human anti-neonatal Fc receptor (FcRn), aglycosylated immunoglobulin G, or IgG1, monoclonal antibody, engineered to reduce circulating pathogenic IgG antibodies, in excess of that achieved by any current treatments, by completely blocking endogenous IgG recycling via FcRn.

A Phase 1 randomized, double-blind, placebo-controlled study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of M281 in normal healthy volunteers was initiated in June 2016. In January 2018, we announced the full results of the Phase 1 study. The single ascending dose, or SAD, portion of the study enrolled five cohorts with a total of 34 healthy adult volunteers and showed that a single dose of M281 achieved up to an 80% reduction of circulating IgG antibodies. The multiple ascending dose, or MAD, portion of the study assessed M281 in two cohorts, administered in four weekly doses to 16 healthy adult volunteers and showed predictable pharmacokinetics, and commensurate, controllable and reproducible reductions in circulating IgG. The data showed greater than 80% reduction in circulating IgG antibodies with a mean reduction of 84%. M281 was well tolerated at all dose levels and no serious adverse events or unexpected safety findings were observed in either portion of the study. We are targeting a Phase 2 study in the second half of 2018.

M230 (CSL730) - Recombinant Fc Multimer Candidate
M230 is a novel recombinant trivalent human IgG1 Fc multimer containing three IgG Fc regions joined carefully to maximize activity. Nonclinical data have shown that M230 enhances the molecules' avidity and affinity for the Fc receptors matching the potency and efficacy of IVIg at significantly lower doses.
Pursuant to the License and Option Agreement with CSL, effective February 17, 2017, we granted CSL an exclusive worldwide license to research, develop, manufacture and commercialize M230. On August 28, 2017, we exercised our 50% Co-funding Option, which is discussed further in Note 9 "Collaboration and License Agreements - CSL License and Option Agreement ". CSL initiated a Phase I study for M230 in normal healthy volunteers in January 2018.
M254 - hsIVIg Candidate
M254 is a hyper-sialylated immunoglobulin designed as a high potency alternative for intravenous immunoglobulin (IVIg), a therapeutic drug product that is manufactured using pooled, human immunoglobulin G, or IgG, antibodies purified from blood plasma. IVIg is used to treat several inflammatory diseases, including idiopathic thrombocytopenic purpura, and chronic inflammatory demyelinating polyneuropathy. M254 has the potential to remediate the limitations of IVIg because sialylation of the Fc region of IgG has been seen to augment the anti-inflammatory attributes of IVIg. We initiated an IND-enabling toxicology study in 2017 and are targeting the initiation of an initial clinical study in the second half of 2018. We continue to identify and explore potential collaboration opportunities to further develop and commercialize this product candidate.

Results of Operations
Comparison of Years Ended December 31, 2017, 2016 and 2015
Product revenue includes our contractually defined profits earned on Sandoz’ sales of GLATOPA 20 mg/mL and Enoxaparin Sodium Injection. Research and development revenue generally consists of amounts earned by us under our collaborations for development, regulatory and commercial milestones; reimbursement of research and development services and reimbursement of development costs; and recognition of upfront payments.

The following data summarizes our collaboration revenues for the periods indicated, in thousands:

	2017	2016	2015
Collaboration revenue:
Product revenue	$66,803	$74,648	$48,503
Research and development revenue	72,079	34,971	41,147
Total collaboration revenue	$138,882	$109,619	$89,650
Product Revenue
GLATOPA 20 mg/mL—Generic Once-daily COPAXONE 20 mg/mL
Sandoz commenced sales of GLATOPA 20 mg/mL in the United States on June 18, 2015. We earn 50% of contractually defined profits on Sandoz’ sales of GLATOPA 20 mg/mL.

				Change period over period
	2017	2016	2015	2017 compared to 2016		2016 compared to 2015
	(in thousands)	(in thousands)	(in thousands)	(in thousands)	(%)	(in thousands)	(%)
50% share of Glatopa 20 mg/mL contractual net profit	$68,248	$78,076	$52,570	$(9,828)	(13)%	$25,506	49%
Less: legal expenses and other	(1,758)	(3,428)	(9,130)	1,670	(49)%	5,702	(62)%
Glatopa 20 mg/mL product revenue	$66,490	$74,648	$43,440	$(8,158)	(11)%	$31,208	72%
2017 vs 2016
The decrease in contractual net profit of $9.8 million, or 13%, from 2016 to 2017 was primarily due to lower net sales from price adjustments relating to Mylan N.V.'s entry into the COPAXONE market and higher Medicaid deductions. In addition, on July 1, 2017, we earned a $10.0 million commercial milestone for which Sandoz was entitled to reduce contractual net profit in a corresponding amount under the terms of the 2006 Sandoz Collaboration Agreement. The decrease in legal expenses and other of $1.7 million, or 49%, from 2016 to 2017 was due to higher GLATOPA-related legal expenses in 2016.
2016 vs 2015
The increase in contractual net profit of $25.5 million, or 49%, from 2015 to 2016 was due to a higher number of GLATOPA 20 mg/mL units sold in 2016. The decrease in legal expenses and other of $5.7 million, or 62%, from 2015 to 2016 was due to higher GLATOPA-related legal expenses in 2015.
We estimate that the number of prescriptions for GLATOPA 20 mg/mL represented approximately 40% of the once-daily 20 mg/mL U.S. glatiramer acetate market.
In October 2017, Mylan N.V. announced the launch of its generic equivalents of once-daily COPAXONE 20 mg/mL and three-times-weekly COPAXONE 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Additionally, as a result of Mylan N.V.’s launch of its lower cost, generic equivalent of COPAXONE 40 mg/mL, the market and contractual profit share revenue of GLATOPA 20 mg/mL may be reduced by an accelerated conversion of patients from once-daily 20 mg/mL glatiramer acetate injection to three-times-weekly 40 mg/mL glatiramer acetate injection due to lower pricing in that market. As a result of Mylan N.V.’s launch of its generic equivalent of three-times-weekly COPAXONE 40 mg/mL in October, 2017 we expect the potential market share, price and contractual profit share revenue available for GLATOPA 40 mg/mL to be reduced. As of the end of 2017, Teva’s three-times-weekly COPAXONE 40 mg/mL and Mylan N.V.’s three-times-weekly generic equivalent product accounted for approximately 82% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.

Pursuant to the letter agreement dated October 4, 2017 between Sandoz and us, we agreed to reduce our 50% contractual profit share, commencing in the first quarter of 2018, on Sandoz' future sales of GLATOPA 40 mg/mL by up to an aggregate of approximately $9.8 million, representing 50% of potential GLATOPA 40 mg/mL pre-launch inventory costs, which could cause a decrease in our contractual profit share revenue in 2018. See “Item 1. Business-Collaborations, Licenses and Asset Purchases-Sandoz”.

Enoxaparin Sodium Injection—Generic LOVENOX®
Effective April 1, 2015, we began to earn 50% of contractually defined profits on Sandoz' sales of Enoxaparin Sodium Injection. A portion of Enoxaparin Sodium Injection development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, are offset against profit-sharing amounts, royalties and milestone payments. Our contractual share of such development and legal expenses were subject to an annual claw-back adjustment due at the end of each of the first five product years, with the product year beginning on July 1 and ending on June 30. The annual adjustment can only reduce our profits, royalties and milestones by up to 50% in a given calendar quarter and any excess amount due would be carried forward into future quarters and reduce any profits in those future periods until it is paid in full. Annual adjustments, including amounts carried forward into future periods, were recorded as a reduction in product revenue.
For the year ended December 31, 2017, we earned $0.3 million in product revenue on Sandoz' sales of Enoxaparin Sodium Injection. Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the year ended December 31, 2016, therefore we recorded no product revenue for Enoxaparin Sodium Injection in that period. For the year ended December 31, 2015, we earned $5.1 million in product revenue consisting of $6.9 million in contractual profit share and royalties, net of a claw-back adjustment of $1.8 million for the product year ended June 30, 2015, on Sandoz' sales of Enoxaparin Sodium Injection. As of December 31, 2015, the 2015 annual claw-back adjustment was fully paid. The increase in our product revenue of $0.3 million from the 2016 period to the 2017 period was attributed to higher units sold in 2017 compared with no units sold in 2016, and a higher net price and lower cost of goods sold on fourth quarter 2017 sales of Enoxaparin Sodium Injection. The decrease in our product revenue was $5.1 million, or 100%, from the 2015 period to the 2016 period, and was attributed to the change in our collaboration economics (change from a royalty to a profit sharing arrangement) and lower unit sales driven by lower market share and lower prices in response to competitor pricing reductions on enoxaparin.
Due to increased generic competition and resulting decreased market pricing for generic enoxaparin sodium injection products, we do not anticipate significant Enoxaparin Sodium Injection product revenue in the future.
Research and Development Revenue
Research and development revenue for 2017 was $72.1 million, compared with $35.0 million for 2016 and $41.1 million for 2015. The increase in research and development revenue of $37.1 million, or 106%, from the 2016 period to the 2017 period resulted from us satisfying revenue recognition criteria and recording as revenue the $50.0 million upfront payment from CSL in the 2017 period. In addition, we recognized as revenue the $10.0 million commercial milestone payment we earned on July 1, 2017 in connection with GLATOPA 20 mg/mL's being the sole FDA-approved generic of COPAXONE when earned and achieving a certain level of contractually defined profits in the United States. These increases were partially offset by revenue of $22.0 million in the 2016 period representing the remaining balance of the upfront and license payments from Baxalta as we had no further performance obligations under that collaboration agreement as of December 31, 2016. The decrease in research and development revenue of $6.1 million, or 15%, from the year ended December 31, 2015 to the year ended December 31, 2016 was due to $20.0 million in milestone payments we earned in the 2015 period upon GLATOPA 20 mg/mL being the first generic of COPAXONE 20 mg/mL to receive FDA approval in April 2015 and upon first commercial sale of GLATOPA 20 mg/mL in June 2015 partially offset by the recognition of the remaining balance of the upfront and license payments from Baxalta of $22.0 million in the 2016 period.
We expect to continue to recognize revenue from Mylan's $45 million upfront payment on a quarterly basis in an amount commensurate with our progress towards meeting performance obligations under the collaboration arrangement.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands:

							Dollar Change
	2017	% of Total Operating Expenses	2016	% of Total Operating Expenses	2015	% of Total Operating Expenses	2017 compared to 2016	2016 compared to 2015
Operating expenses:
Research and development	$149,226	64%	$119,880	65%	$126,033	72%	$29,346	$(6,153)
General and administrative	82,207	36%	64,466	35%	48,051	28%	17,741	16,415
Total operating expenses	$231,433	100%	$184,346	100%	$174,084	100%	$47,087	$10,262

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

For our collaboration arrangements in which the parties share in collaboration expenses for products under the arrangement (cost sharing arrangements), we record the reimbursement by the collaborator for its share of the development effort as a reduction of research and development expense. Our share of costs incurred by collaborators are recorded as research and development expense.
Research and development expense for 2017 was $149.2 million, compared with $119.9 million in 2016 and $126.0 million in 2015. The increase of $29.3 million, or 24%, from the 2016 period to the 2017 period was due to increased spending on our biosimilars program of $45.1 million, of which $37.9 million related to M923, as, effective December 31, 2016, we have been responsible for development and manufacturing activities, $3.3 million related to completing nonclinical studies for M710, and $1.6 million related to Phase 1 clinical trial costs for M834. The increases were partially offset by decreases in spend of $14.9 million on our novel therapeutic programs, of which $8.4 million related to our necuparanib program, which we discontinued in August 2016, and $5.4 million related to M230, as, effective August 2017, those costs are shared with CSL. Other decreases include the reversal of $3.8 million of share-based compensation expense recorded in prior periods associated with performance-based stock awards that are no longer probable of achievement.
Research and development expense decreased by $6.1 million, or 5%, from the 2015 period to the 2016 period, as we recorded the recovery from Mylan of its 50% share of collaboration costs, or $26.5 million, as a reduction of research and development expense in the 2016 period. The decrease was partially offset by increases in the 2016 period of: $7.6 million in third-party research and process development costs primarily attributable to advance our biosimilar and novel autoimmune programs; $4.9 million in personnel-related expenses, of which $2.5 million is due to increased headcount and $2.4 million is primarily attributed to share-based compensation expense associated with performance-based restricted stock awards; $4.3 million in nonclinical study costs for M281, M230 and M834; $2.9 million in costs for the Phase 1 clinical studies of M281 and M834; and $0.7 million in expenses for rent and maintenance of facilities, depreciation and amortization of leasehold improvements, equipment and intangible assets.
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
The following table sets forth the primary components of our research and development external expenditures, including the amortization of our intangible assets, for each of our principal development programs for the years ended December 31, 2017, 2016 and 2015. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of December 31, 2017	Year Ended December 31,
		2017	2016	2015
External Costs Incurred by Product Area:
Complex Generics (1)	ANDAs filed (2)	$3,724	$2,603	$1,180
Biosimilars	Various (3)	53,186	8,069	23,605
Novel Therapeutics	Various (4)	15,557	30,501	27,800
Internal Costs		76,759	78,707	73,448
Total Research and Development Expenses		$149,226	$119,880	$126,033
_______________________________________

(1)	Includes external costs for GLATOPA and Enoxaparin Sodium Injection.

(2)
In July 2010, the first ANDA for Enoxaparin Sodium Injection was approved by the FDA, and Sandoz launched the product. In April 2015, the FDA approved the ANDA for once-daily GLATOPA 20 mg/mL. Sandoz launched GLATOPA 20 mg/mL in June 2015. In February 2018, the FDA approved the ANDA for three-times-weekly GLATOPA 40 mg/mL and Sandoz launched the product. For more information on GLATOPA 40 mg/mL, see "—Overview—Complex Generics—GLATOPA® 40 mg/mL—Generic Three-times-weekly COPAXONE® (glatiramer acetate injection) 40 mg/mL."

(3)
Biosimilars include M923, a biosimilar candidate of HUMIRA® (adalimumab), M834, a biosimilar candidate of ORENCIA® (abatacept), M710, a biosimilar candidate of EYLEA® (aflibercept), as well as four other biosimilar candidates. In April 2016, enrollment in the pivotal clinical trial for M923 was completed and in November 2016, following an interim analysis, we announced top-line Phase III results including that M923 met its primary endpoint in the study. We completed a Phase 1 clinical trial of M834 and in November 2017 we announced that M834 did not meet its primary pharmacokinetic endpoints in its trial. Our other biosimilar candidates are in the discovery and process development phase. As a result of the cost-sharing provisions of the Mylan Collaboration Agreement, we offset approximately $24.2 million and $26.5 million against research and development costs during the years ended December 31, 2017 and 2016, respectively.

(4)
Our novel therapeutic programs include M281, for which we completed a Phase 1 study; M230, which our licensee, CSL initiated a Phase I study in normal healthy volunteers in January 2018; M254, a preclinical stage asset for which we initiated an IND-enabling toxicology study in 2017 and are planning a clinical study in the second half of 2018; costs related to our necuparanib program, which was discontinued in August 2016; as well as other discovery and nonclinical stage programs.

External expenditures for complex generics increased by $1.1 million, or 43%, from the 2016 period to the 2017 period as we continued to support Sandoz' GLATOPA 40 mg/mL ANDA filing. The increase in external expenditures for our biosimilars programs of $45.1 million, or 559%, from the 2016 period to the 2017 period, was driven by increased spend on M923 of $37.9 million as we assumed responsibility for the development and commercialization of that program effective December 31, 2016. External costs of our novel therapeutic programs decreased by $14.9 million, or 49%, from the 2016 period to the 2017 period, primarily driven by a $8.4 million reduction in spend on our necuparanib program, which we discontinued in August 2016, and a $5.4 million reduction in spend on M230 as those costs are now shared with CSL. Finally, internal costs decreased by $1.9 million, or 2% from the 2016 period to the 2017 period primarily due to the reversal of share-based compensation expense associated with performance-based stock awards, as discussed above.

External expenditures for complex generics increased by $1.4 million, or 121%, from the 2015 period to the 2016 period as we continued to support our GLATOPA 40 mg/mL ANDA filing. Beginning in February 2016, we and Mylan share equally all collaboration costs for biosimilar programs partnered under that arrangement, therefore the decrease in external expenditures of $15.5 million, or 66%, from the 2015 period to the 2016 period is the recovery from Mylan of their 50% share of collaboration costs in the period. External costs of our novel therapeutic programs increased by $2.7 million, or 10%, from the 2015 period to the 2016 period, primarily driven by nonclinical and process development costs to advance M230 towards the clinic. Finally, internal costs grew by $5.3 million, or 7%, from the 2015 period to the 2016 period primarily due to headcount-related costs.

Due to the variability in the length of time necessary to develop a product, the uncertainties related to the estimated cost of the projects and ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate cost to bring our product candidates to market are not available.
General and Administrative
General and administrative expenses consist primarily of salaries, share-based compensation and other related costs for personnel in general and administrative functions, professional fees for legal and accounting services, royalty and license fees, insurance costs, and allocated rent, facility and lab supplies, and depreciation expense.
For our collaboration arrangements in which the parties share in collaboration expenses for products under the arrangement (cost sharing arrangements), we record the reimbursement by the collaborator for its share of the development effort as a reduction of general and administrative expense. Our share of costs incurred by collaborators are recorded as general and administrative expense.
General and administrative expense for 2017 was $82.2 million, compared with $64.5 million in 2016 and $48.1 million in 2015. The increase of $17.7 million, or 27%, from the 2016 period to the 2017 period was driven by $15.5 million of legal costs primarily relating to our ongoing litigation and $2.8 million in rent and maintenance of facilities, offset by a $0.7 million decrease in other professional fees, driven mainly by consulting fees.
The increase of $16.4 million, or 34%, from the 2015 period to the 2016 period was due to increases of: $9.6 million in personnel-related expenses, of which $5.1 million is due to increased headcount and $4.5 million is primarily due to share-based compensation expense associated with performance-based restricted stock awards granted in 2016 that increased the amount of general and administrative expenses we recorded; $7.2 million in increased professional fees, driven mainly by consulting, legal and recruiting expenses; and $0.9 million in rent, facility and maintenance expenses. These increases were partially offset by the recovery of $1.3 million from Mylan of its 50% share of collaboration costs under the cost-sharing provisions of the Mylan Collaboration Agreement.
We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial, litigation and development activities.
Interest Income
Interest income was $4.4 million, $2.2 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increases of $2.2 million, or 100%, from the 2016 period to the 2017 period and $1.4 million, or 175%, from the 2015 period to the 2016 period were caused by higher average investment balances and due to funds raised in 2017 under the 2015 ATM Agreement and higher market yields on our investments.
Other Income, Net
Other income, net includes other items of non-operating income and expense. Other income, net was $0.03 million, $51.5 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. The 2016 period includes a one-time cash payment of $51.2 million in connection with the termination of the Baxalta Collaboration Agreement and the 2015 period includes a job creation tax award of $0.2 million.
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
In April 2015, we entered into an At-the-Market Equity Offering Sales Agreement, or the 2015 ATM Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which we were authorized to issue and sell shares of our common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. We were required to pay Stifel a commission of 2.0% of the gross proceeds from the sale of shares of our common stock under the 2015 ATM Agreement. From April 2015 through December 2015, we sold approximately 0.5 million shares of common stock under the 2015 ATM Agreement, raising net proceeds of approximately $9.3 million. In the year ended December 31, 2017, we sold approximately 4.5 million shares of common stock, raising net proceeds of $64.1 million, and concluded sales under the 2015 ATM Agreement.
Liquidity and Capital Resources

At December 31, 2017, we had $379.9 million in cash, cash equivalents and marketable securities. In addition, we also held $23.0 million in restricted cash, of which $17.5 million serves as collateral for a security bond posted in the litigation against Amphastar. Our funds at December 31, 2017 were primarily invested in commercial paper, overnight repurchase agreements, asset-backed securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining average maturities of 12 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant market risk at December 31, 2017.

We have funded our operations primarily through the sale of equity securities and payments received under our collaboration and license agreements, including our share of profits from Sandoz’ sales of Enoxaparin Sodium Injection and GLATOPA 20 mg/mL. Since our inception through December 31, 2017, we have received $702 million through private and public issuances of equity securities, including approximately $148 million in net proceeds from our May 2015 public offering of common stock and approximately $147 million under our At-the-Market Equity Offering Sales Agreements, or the ATM Agreements, with Stifel, entered into in May 2014 and April 2015, respectively. As of December 31, 2017, we received $823 million under our collaborations with Sandoz, including $469 million in revenues from sales of Enoxaparin Sodium Injection and milestones, and $215 million in revenues from sales of GLATOPA 20 mg/mL and milestones. We received $139 million under our collaboration with Baxalta, including a one-time cash payment of $51.2 million in connection with the termination of the Baxalta Collaboration Agreement. In addition, we received a $45.0 million upfront payment from Mylan as well as $60.0 million in milestone payments from Mylan which are applied towards Mylan 50% share of development-related collaboration costs. Finally, in February 2017, we received a $50.0 million upfront payment from CSL under the CSL License and Option Agreement.

We expect to fund our planned operating and expenditure requirements through a combination of current cash, cash equivalents and marketable securities; equity financings; and milestone payments and product revenues under existing collaboration agreements. We may also seek funding from new collaborations and strategic alliances, debt financings and other financial arrangements. Future funding transactions may or may not be similar to our prior funding transactions. There can be no assurance that future funding transactions will be available on favorable terms, or at all. We currently believe that our current capital resources and projected milestone payments and product revenues will be sufficient to meet our operating requirements through at least the end of 2019.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash (used in) provided by operating activities	$(30,356)	$7,888	$(71,515)
Net cash (used in) provided by investing activities	$(121,079)	$80,048	$(163,834)
Net cash provided by financing activities	$74,348	$1,341	$235,461
Net (decrease) increase in cash and cash equivalents	$(77,087)	$89,277	$112
Cash (used in) provided by operating activities
The cash used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.
Cash used in operating activities was $30.4 million for the year ended December 31, 2017 reflecting a net loss of $88.1 million, which was partially offset by non-cash charges of $9.2 million for depreciation and amortization of property, equipment and intangible assets, $16.1 million in share-based compensation and $0.2 million for amortization of purchased premiums on our marketable securities. The net change in our operating assets and liabilities provided cash of $32.2 million and is primarily due to a one-time cash payment of $51.2 million in connection with the termination of the Baxalta Collaboration Agreement, which was included in collaboration receivable at December 31, 2016, and reimbursement of tenant improvements by our landlord of $4.1 million, partially offset by the recovery of $24.7 million from Mylan for its 50% share of development-related collaboration expenses under the cost-sharing provisions of the Mylan Collaboration Agreement.
Cash provided by operating activities was $7.9 million for the year ended December 31, 2016 reflecting a net loss of $21.0 million, which was partially offset by non-cash charges of $9.1 million for depreciation and amortization of property, equipment and intangible assets, $18.3 million for share-based compensation and $0.6 million for amortization of purchased premiums on our marketable securities. The net change in our operating assets and liabilities provided cash of $0.9 million, primarily due to: a $51.2 million receivable due from Baxalta in connection with the termination of the collaboration agreement; the collection of $2.1 million in contractual profit on Sandoz' fourth quarter 2015 sales of Enoxaparin Sodium Injection; the receipt of $60.0 million in milestone payments from Mylan where $27.1 million was used to fund Mylan's 50% share of development-related 2016 collaboration expenses and $32.9 million will be applied towards the funding of Mylan's 50% share of future development-related collaboration expenses; and the receipt of a $45.0 million upfront payment from Mylan of which $6.4 million was recorded as research and development revenue in 2016. In addition, in 2016 we recorded research and development revenue of $22.0 million representing the remaining unamortized balance of the $40.0 million upfront and license payments from Baxalta.
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
Cash (used in) provided by investing activities
Cash used in investing activities of $121.1 million for the year ended December 31, 2017 includes cash inflows of $420.7 million from maturities of marketable securities offset by cash outflows of $524.9 million for purchases of marketable securities and $17.1 million for capital equipment and leasehold improvements.
Cash provided by investing activities of $80.0 million for the year ended December 31, 2016 includes cash inflows of $445.7 million from maturities of marketable securities offset by cash outflows of $360.0 million for purchases of marketable securities and $5.6 million for capital equipment and leasehold improvements.
Cash used in investing activities of $163.8 million for the year ended December 31, 2015 includes cash inflows of $245.9 million from maturities of marketable securities offset by cash outflows of $405.6 million for purchases of marketable securities and $4.1 million for capital equipment and leasehold improvements.
Cash provided by financing activities
Cash provided by financing activities of $74.3 million for the year ended December 31, 2017 includes $64.1 million of net proceeds from shares sold under the 2015 ATM Agreement and $10.3 million from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.
Cash provided by financing activities of $1.3 million for the year ended December 31, 2016 includes $2.4 million from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan partially offset by $1.1 million of cash paid to tax authorities in connection with the vesting of performance-based restricted stock.
Cash provided by financing activities of $235.5 million for the year ended December 31, 2015 includes $148.4 million of net proceeds from the sale of 8.3 million shares of our common stock through an underwritten public offering, $64.5 million of net proceeds from sale of 4.3 million shares of our common stock under ATM agreements and $24.6 million from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan, for total proceeds of $237.5 million. Total proceeds were partially offset by $2.0 million of cash paid to tax authorities in connection with the vesting of performance-based restricted stock.
Contractual Obligations
Our major outstanding contractual obligations relate to operating lease obligations as well as license maintenance obligations including royalties payable to third parties.

The following table summarizes our contractual obligations at December 31, 2017 (in thousands):

Contractual Obligations	Total	2018	2019 through 2020	2021 through 2022	After 2022
License maintenance obligations	$1,163	$233	$465	$465	*
Operating lease obligations	179,957	19,013	38,228	40,175	$82,541
Total contractual obligations	$181,120	$19,246	$38,693	$40,640	$82,541
_______________________________________

*	After 2022, the annual obligations, which extend through the life of the patents are approximately $0.2 million per year.
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
Collaboration and License Arrangements
We recognize revenue when persuasive evidence of an arrangement exists; services have been performed or products have been delivered; the fee is fixed or determinable; and collection is reasonably assured.
We have entered into collaboration and license agreements with pharmaceutical companies for the development and commercialization of certain of our product candidates. Our performance obligations under the terms of these agreements may include (i) transfer of intellectual property rights (licenses), (ii) providing research and development services, and (iii) participation on joint steering committees with the collaborators. Non-refundable payments to us under these agreements may include up-front license fees, payments for research and development activities, payments based upon the achievement of defined collaboration objectives and profit share on product sales.
We evaluate our arrangements pursuant to Accounting Standards Codification, or ASC, on Collaborative Arrangements, or ASC 808, and the Financial Accounting Standards Board’s, or FASB, Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. We consider the nature and contractual terms of the arrangement and assess whether the arrangement involves a joint operating activity pursuant to which we are an active participant and are exposed to significant risks and rewards with respect to the arrangement. If we are an active participant and are exposed to significant risks and rewards with respect to the arrangement, we account for the arrangement as a collaboration, otherwise the arrangement is accounted for as a multiple element arrangement under ASU 2009-13, and we identify the deliverables included within the agreement and determine whether the deliverables under the arrangement represent separate units of accounting. Deliverables under the arrangement are a separate unit of accounting if (i) the delivered item has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item and delivery or performance of the undelivered items are considered probable and substantially within the Company’s control. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. We consider whether the collaborator can use the license or other deliverables for their intended purpose without the receipt of the remaining elements, and whether the value of the deliverable is dependent on the undelivered items and whether there are other vendors that can provide the undelivered items.
Arrangement consideration may include up-front license fees and non-substantive options to purchase additional products or services. We determine how to allocate arrangement consideration to identified units of accounting based on the selling price hierarchy provided under the relevant guidance. We determine the estimated selling price for deliverables using vendor-specific objective evidence, or VSOE, of selling price, if available, third-party evidence, or TPE, of selling price if VSOE is not available, or best estimate of selling price, or BESP, if neither VSOE nor TPE is available. Determining the BESP for a deliverable requires significant judgment. We use BESP to estimate the selling price for licenses to our proprietary technology, since we often do not have VSOE or TPE of selling price for these deliverables. In those circumstances where we utilize BESP to determine the estimated selling price of a license to our proprietary technology, we consider entity specific factors, including those factors contemplated in negotiating the agreements as well as the license fees negotiated in similar license arrangements. Management may be required to exercise considerable judgment in estimating the selling prices of identified units of accounting under our agreements. In validating our BESP, we evaluate whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple deliverables.
Up-Front License Fees
Up-front payments received in connection with licenses of the Company’s technology rights are deferred if facts and circumstances dictate that the license is not the only deliverable and the license does not have stand-alone value apart from the other deliverable(s). When management believes the license to its intellectual property does not have stand-alone value from the other deliverables to be provided in the arrangement, it is combined with other deliverables and the revenue of the combined unit of accounting is recorded based on the method appropriate for the last delivered item. The Company recognizes revenue from non-refundable, up-front license fees either when the final deliverable is delivered to the customer or on a straight-line basis over the estimated period of performance if there are multiple deliverables that are satisfied over time. Accordingly, for arrangements with multiple deliverables that are satisfied over time, we are required to make estimates regarding the development timelines for product candidates being developed pursuant to any applicable agreement. The determination of the length of the period over which to recognize the revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. Quarterly, we reassess the period of substantial involvement over which we amortize the up-front license fees and make adjustments as appropriate. Our estimates regarding the period of performance under our collaborative research and development and licensing agreements have changed in the past and may change in the future. Any change in our estimates could result in changes to our results for the period over which the revenues from an up-front license fee are recognized.
Milestones
At the inception of each arrangement that includes milestone payments, we evaluate whether each milestone is substantive, in accordance with ASU No. 2010-17, Revenue Recognition—Milestone Method. A milestone is defined as an event that can only be achieved based on our performance, and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones under accounting guidance. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) our performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone, (b) the consideration relates solely to past performance, (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement and (d) the milestone fee is refundable or adjusts based on future performance or non-performance. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. Payments that are contingent upon the achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved, assuming all other revenue recognition criteria are met.
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

Our financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. We validate the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. We did not adjust or override any fair value measurements provided by its pricing services as of December 31, 2017 and December 31, 2016.
During the years ended December 31, 2017 and 2016, there were no transfers between Level 1 and Level 2 financial assets. We did not have any non-recurring fair value measurements on any assets or liabilities at December 31, 2017 and December 31, 2016. The carrying amounts reflected in our consolidated balance sheets for cash, collaboration receivable, other current assets, accounts payable, accrued expenses and collaboration liabilities approximate fair value due to their short-term maturities.
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
Share-Based Compensation
We recognize the fair value of share-based compensation in our consolidated statements of operations and comprehensive loss. Share-based compensation expense primarily relates to stock options, restricted stock, restricted stock units and stock that are issued under our stock option plans and employee stock purchase plan. For stock options, we recognize share-based compensation expense equal to the fair value of the stock options at the date of grant on a straight-line basis over the requisite service period. For time-based restricted stock and restricted stock unit awards, we record share-based compensation expense equal to the market value on the date of the grant on a straight-line basis over each award's explicit service period. For performance-based restricted stock awards, at each reporting period we assess the probability that the performance condition(s) will be achieved. We use the accelerated attribution method to expense the awards over the implicit service period based on the probability of achieving the performance conditions. We estimate an award's implicit service period based on our best estimate of the period over which an award's vesting condition(s) will be achieved. We review and evaluate these estimates on a quarterly basis and will recognize any remaining unrecognized compensation as of the date of an estimate revision over the revised remaining implicit service period.
We estimate the fair value of each option award on the date of grant using the Black-Scholes-Merton option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of share-based awards. These assumptions include:

•
Expected term.  The expected term represents the period that share-based awards are expected to be outstanding. We use our own historical data to estimate option exercise patterns and post-vesting employment termination behavior to arrive at the estimated expected life of an option. We review and evaluate these assumptions regularly to reflect recent historical data.

•
Expected volatility.  For our expected volatility assumption, we consider, among other factors, the historical volatility of our stock. Changes in market price directly affect volatility and could cause share-based compensation expense to vary significantly in future reporting periods.

•	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term.

•	Expected dividends. We have not paid and do not anticipate paying any dividends in the near future, and therefore we used an expected dividend yield of zero in the valuation model.
The Company accounts for award forfeitures as they occur.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the 2017 Tax Act), was enacted. This law substantially amended the Internal Revenue Code and among other things, permanently reduced the U.S. corporate income tax rate from 35% to 21%. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, which allows the recording of provisional amounts related to the revaluation of deferred tax assets and liabilities during a measurement period not to extend beyond one year of the enactment date. The ultimate accounting may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the 2017 Tax Act. We expect to complete the final accounting within the measurement period.
We file income tax returns in the United States federal jurisdiction and multiple state jurisdictions. We are no longer subject to any tax assessment from an income tax examination for years before 2014, except to the extent that in the future we utilize net operating losses or tax credit carryforwards that originated before 2014.
New Accounting Standards
Please see Note 2 to our consolidated financial statements, "Summary of Significant Accounting Policies", for a discussion of new accounting standards. The notes to our consolidated financial statements are contained in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2017, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors of Momenta Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Momenta Pharmaceuticals, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 26, 2018
We have served as the Company‘s auditor since 2002.

MOMENTA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$73,651	$150,738
Marketable securities	269,017	202,413
Collaboration receivable	15,048	70,242
Prepaid expenses and other current assets	6,798	4,607
Restricted cash	2,412	—
Total current assets	366,926	428,000
Marketable securities, long-term	37,222	—
Property and equipment, net	29,916	20,847
Restricted cash	20,620	21,761
Intangible assets, net	4,036	5,189
Other long-term assets	711	1,940
Total assets	$459,431	$477,737
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,456	$3,632
Accrued expenses	20,528	26,866
Collaboration liabilities	9,258	32,895
Deferred revenue	2,866	7,272
Other current liabilities	379	11
Total current liabilities	44,487	70,676
Deferred revenue, net of current portion	30,751	31,360
Other long-term liabilities	10,039	3,793
Total liabilities	85,277	105,829
Commitments and contingencies (Note 14)
Stockholders' Equity:
Common stock, $0.0001 par value per share; 100,000 shares authorized, 76,584 shares issued and 76,355 shares outstanding at December 31, 2017 and 71,305 shares issued and 71,076 shares outstanding at December 31, 2016	8	7
Additional paid-in capital	939,654	848,304
Accumulated other comprehensive (loss) income	(140)	86
Accumulated deficit	(562,254)	(473,375)
Treasury stock, at cost, 229 shares	(3,114)	(3,114)
Total stockholders' equity	374,154	371,908
Total liabilities and stockholders' equity	$459,431	$477,737
The accompanying notes are an integral part of these consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Collaboration revenues:
Product revenue	$66,803	$74,648	$48,503
Research and development revenue	72,079	34,971	41,147
Total collaboration revenue	138,882	109,619	89,650
Operating expenses:
Research and development	149,226	119,880	126,033
General and administrative	82,207	64,466	48,051
Total operating expenses	231,433	184,346	174,084
Operating loss	(92,551)	(74,727)	(84,434)
Other income:
Interest income	4,427	2,226	808
Other income, net	28	51,498	313
Total other income	4,455	53,724	1,121
Net loss	$(88,096)	$(21,003)	$(83,313)
Net loss per share:
Basic and diluted	$(1.20)	$(0.31)	$(1.32)
Weighted average shares outstanding:
Basic and diluted	73,136	68,656	63,130

Comprehensive loss:
Net loss	$(88,096)	$(21,003)	$(83,313)
Net unrealized holding (losses) gains on available-for-sale marketable securities	(226)	82	20
Comprehensive loss	$(88,322)	$(20,921)	$(83,293)
The accompanying notes are an integral part of these consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock					Treasury Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity
Balances at December 31, 2014	54,486	$5	$575,438	$(16)	$(369,059)	—	$—	$206,368
Proceeds from public offering of common stock, net of issuance costs	8,337	1	148,438	—	—	—	—	148,439
Net proceeds from issuance of common stock pursuant to the ATM facilities	4,303	1	64,502	—	—	—	—	64,503
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	1,846	—	24,567	—	—	—	—	24,567
Repurchase of common stock pursuant to share surrender	—	—	—	—	—	(119)	(2,048)	(2,048)
Issuance of restricted stock	255	—	—	—	—	—	—	—
Cancellation/forfeiture of restricted stock	(150)	—	—	—	—	—	—	—
Share-based compensation expense for employees	—	—	11,189	—	—	—	—	11,189
Share-based compensation expense for non-employees	—	—	251	—	—	—	—	251
Unrealized gain on marketable securities	—	—	—	20	—	—	—	20
Net loss	—	—	—	—	(83,313)	—	—	(83,313)
Balances at December 31, 2015	69,077	$7	$824,385	$4	$(452,372)	(119)	$(2,048)	$369,976
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	211	—	2,407	—	—	—	—	2,407
Common shares issued to Parivid to settle milestone payment	266	—	3,190	—	—	—	—	3,190
Repurchase of common stock pursuant to share surrender	—	—	—	—	—	(110)	(1,066)	(1,066)
Issuance of restricted stock	2,081	—	—	—	—	—	—	—
Cancellation/forfeiture of restricted stock	(330)	—	—	—	—	—	—	—
Share-based compensation expense for employees	—	—	18,142	—	—	—	—	18,142
Share-based compensation expense for non-employees	—	—	180	—	—	—	—	180
Unrealized gain on marketable securities	—	—	—	82	—	—	—	82
Net loss	—	—	—	—	(21,003)	—	—	(21,003)
Balances at December 31, 2016	71,305	$7	$848,304	$86	$(473,375)	(229)	$(3,114)	$371,908
Impact of adopting ASU 2016-09	—	—	783	—	(783)			—
Net proceeds from issuance of common stock pursuant to the ATM facilities	4,537	1	64,089	—	—	—	—	64,090
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	903	—	10,351	—	—	—	—	10,351
Issuance of restricted stock	145	—	—	—	—	—	—	—
Cancellation/forfeiture of restricted stock	(306)	—	—	—	—	—	—	—

Share-based compensation expense	—	—	16,127	—	—	—	—	16,127
Unrealized loss on marketable securities	—	—	—	(226)	—	—	—	(226)
Net loss	—	—	—	—	(88,096)	—	—	(88,096)
Balances at December 31, 2017	76,584	$8	$939,654	$(140)	$(562,254)	(229)	$(3,114)	$374,154
The accompanying notes are an integral part of these consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net loss	$(88,096)	$(21,003)	$(83,313)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	8,023	7,593	7,594
Share-based compensation expense	16,127	18,322	11,440
Amortization of premium on investments	167	595	1,383
Amortization of intangibles	1,153	1,529	1,061
Loss on disposal of assets	61	—	—
Changes in operating assets and liabilities:
Collaboration receivable	55,194	(49,057)	(10,849)
Prepaid expenses and other current assets	(2,098)	(1,128)	(14)
Restricted cash	(1,271)	(1,101)	59
Other long-term assets	1,229	(1,692)	(92)
Accounts payable	7,446	(1,032)	(3,380)
Accrued expenses	(6,253)	2,043	14,151
Collaboration liabilities	(23,637)	32,895	—
Deferred revenue	(5,015)	16,649	(9,015)
Lease incentive	4,051	—	—
Other current liabilities	(66)	(449)	(58)
Other long-term liabilities	2,629	3,724	(482)
Net cash (used in) provided by operating activities	(30,356)	7,888	(71,515)
Cash Flows from Investing Activities:
Purchases of property and equipment	(17,127)	(5,609)	(4,068)
Proceeds from disposal of equipment	267	—	—
Purchases of marketable securities	(524,888)	(360,008)	(405,673)
Proceeds from maturities of marketable securities	420,669	445,665	245,907
Net cash (used in) provided by investing activities	(121,079)	80,048	(163,834)
Cash Flows from Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	—	—	148,439
Net proceeds from issuance of common stock under ATM facility	64,090	—	64,503
Proceeds from issuance of common stock under stock plans	10,258	2,407	24,567
Repurchase of common stock pursuant to share surrender	—	(1,066)	(2,048)
Net cash provided by financing activities	74,348	1,341	235,461
Net (decrease) increase in cash and cash equivalents	(77,087)	89,277	112
Cash and cash equivalents, beginning of period	150,738	61,461	61,349
Cash and cash equivalents, end of period	$73,651	$150,738	$61,461

Non-Cash Activity:
Common shares issued to Parivid to settle milestone payment	$—	$3,190	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$1,228	$935	$—
Receivable due from stock option exercises	$93	$—	$—
Impact of adopting ASU 2016-09	$783	$—	$—
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
2. Summary of Significant Accounting Policies
Consolidation
The accompanying consolidated financial statements reflect the operations of the Company and the Company's wholly-owned subsidiaries, Momenta Pharmaceuticals Securities Corporation and Momenta Ireland Limited. Intercompany balances and transactions are eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or U.S. GAAP, requires management to make estimates, judgments and assumptions that may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, and share-based payments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.
Collaboration and License Arrangements
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
The Company evaluates its arrangements pursuant to Accounting Standards Codification, or ASC, on Collaborative Arrangements, or ASC 808, and the Financial Accounting Standards Board’s, or FASB, Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. The Company considers the nature and contractual terms of the arrangement and assesses whether the arrangement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement. If the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement, the Company accounts for the arrangement as a collaboration, otherwise the arrangement is accounted for as a multiple element arrangement under ASU 2009-13, and the Company identifies the deliverables included within the agreement and determines whether the deliverables under the arrangement represent separate units of accounting. Deliverables under the arrangement are a separate unit of accounting if (i) the delivered item has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item and delivery or performance of the undelivered items are considered probable and substantially within the Company’s control. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The Company considers whether the collaborator can use the license or other deliverables for their intended purpose without the receipt of the remaining elements, and whether the value of the deliverable is dependent on the undelivered items and whether there are other vendors that can provide the undelivered items.

Arrangement consideration may include up-front license fees and non-substantive options to purchase additional products or services. The Company determines how to allocate arrangement consideration to identified units of accounting based on the selling price hierarchy provided under the relevant guidance. The Company determines the estimated selling price for deliverables using vendor-specific objective evidence, or VSOE, of selling price, if available, third-party evidence, or TPE, of selling price if VSOE is not available, or best estimate of selling price, or BESP, if neither VSOE nor TPE is available. Determining the BESP for a deliverable requires significant judgment. The Company uses BESP to estimate the selling price for licenses to the Company’s proprietary technology, since the Company often does not have VSOE or TPE of selling price for these deliverables. In those circumstances where the Company utilizes BESP to determine the estimated selling price of a license to the Company’s proprietary technology, the Company considers entity specific factors, including those factors contemplated in negotiating the agreements as well as the license fees negotiated in similar license arrangements. Management may be required to exercise considerable judgment in estimating the selling prices of identified units of accounting under its agreements. In validating the Company’s BESP, the Company evaluates whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple deliverables.
Up-Front License Fees
Up-front payments received in connection with licenses of the Company’s technology rights are deferred if facts and circumstances dictate that the license is not the only deliverable and the license does not have stand-alone value apart from the other deliverable(s). When management believes the license to its intellectual property does not have stand-alone value from the other deliverables to be provided in the arrangement, it is combined with other deliverables and the revenue of the combined unit of accounting is recorded based on the method appropriate for the last delivered item. The Company recognizes revenue from non-refundable, up-front license fees either when the final deliverable is delivered to the customer or on a straight-line basis over the estimated period of performance if there are multiple deliverables that are satisfied over time. Accordingly, for arrangements with multiple deliverables that are satisfied over time, the Company is required to make estimates regarding the development timelines for product candidates being developed pursuant to any applicable agreement. The determination of the length of the period over which to recognize the revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. Quarterly, the Company reassesses its period of substantial involvement over which the Company amortizes its up-front license fees and makes adjustments as appropriate. The Company’s estimates regarding the period of performance under its collaborative research and development and licensing agreements have changed in the past and may change in the future. Any change in the Company’s estimates could result in changes to the Company’s results for the period over which the revenues from an up-front license fee are recognized.
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
Profit Share
Profit share revenue is reported as product revenue and is recognized based upon contractual profit of licensed products in licensed territories in the period the sales occur as provided by the collaboration agreement. The amount of net sales and contractual profit is determined based on amounts provided by the collaborator and involves the use of estimates and judgments, such as product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and other rebates, distributor, wholesaler and group purchasing organizations fees, product returns, and co-payment assistance costs, which could be adjusted based on actual results in the future. The Company is highly dependent on Sandoz for timely and accurate information regarding any net revenues realized from sales of Enoxaparin Sodium Injection and GLATOPA in order to accurately report its results of operations.
Reimbursement for Services

Under its collaborations, the Company incurs employee expenses as well as external costs for development and commercial activities presented as operating expenses. Reimbursement of those costs under the Company's collaboration arrangements may be presented as revenue or a reduction of operating expenses, depending on the nature of the responsibilities of each party under the collaboration.
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
The Company invests its excess cash balances in short-term and long-term marketable debt securities. The Company classifies its investments in marketable debt securities as available-for-sale based on facts and circumstances present at the time it purchased the securities. Purchased premiums or discounts on marketable debt securities are amortized to interest income through the stated maturities of the debt securities. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses are determined using the specific identification method and are included in interest income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company reviewed its investments with unrealized losses and concluded that no other-than-temporary impairment existed at December 31, 2017 as it has the ability and intent to hold these investments to maturity and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company did not record any impairment charges related to its marketable securities during the years ended December 31, 2017, 2016 and 2015. Realized gains or losses on marketable securities for each of the years ended December 31, 2017, 2016, and 2015 were immaterial. The Company's marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. The Company's cash equivalents are primarily composed of money market funds and repurchase agreements carried at fair value, which approximates cost at December 31, 2017 and 2016.
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
The Company's financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by its pricing services as of December 31, 2017 and December 31, 2016.
Concentration of Credit Risk
The Company's primary exposure to credit risk derives from its cash, cash equivalents, marketable securities and collaboration receivable.
Collaboration Receivable

Collaboration receivable includes:

•	Amounts due to the Company for its contractual profit share on Sandoz’ sales of Enoxaparin Sodium Injection and GLATOPA 20 mg/mL;

•
Amounts due to the Company for reimbursement of research and development services and certain external costs under the collaborations with Sandoz and CSL, and, in periods prior to January 1, 2017, the former collaboration with Baxalta;

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
Collaboration Liability
Collaboration liability includes:

•
Advance payments received from Mylan that will be applied to amounts due from Mylan in future periods for the funding of Mylan's 50% share of certain collaboration expenses under the cost-sharing provisions of the Mylan Collaboration Agreement; and

•
Net payable to CSL for the Company's 50% share of collaboration expenses under the cost-sharing provisions of the CSL License and Option Agreement that became effective upon the Company's exercise of its 50% Co-funding Option in August 2017.

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
Long-Lived Assets
The Company evaluates the recoverability of its property, equipment and intangible assets when circumstances indicate that an event of impairment may have occurred. The Company recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the fair value of such assets or businesses. No impairment charges have been recognized through December 31, 2017.
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
Accounting for Share-Based Compensation
The Company grants awards under its share-based compensation programs, which awards have included stock options, time-based restricted stock awards, performance-based restricted stock awards, time-based restricted stock units and shares issued under its employee stock purchase plan (ESPP). The Company charges the estimated fair value of such awards to operating expense in its consolidated statements of operations and comprehensive loss over the requisite service period, which is generally the vesting period.
The fair values of stock option grants are estimated as of the date of grant using the Black-Scholes Merton option pricing model. The estimated fair values of the stock options are then expensed over the requisite service period. The Company uses its own historical data to estimate volatility and expected term, which includes an assessment of option exercise patterns and post-vesting employee termination behavior to arrive at the estimated expected life of an option. The Company reviews and evaluates these assumptions regularly to reflect recent historical data. The risk-free interest rate for periods within the expected term of the option is based on the United States Treasury yield curve in effect at the time of grant.
The fair values of restricted stock and restricted stock units are based on the market value of our stock on the date of grant. Compensation expense for time-based restricted stock and restricted stock units is recognized on a straight-line basis over the applicable service period.
For performance-based restricted stock, at each reporting period the Company assesses the probability that the performance condition(s) will be achieved. The Company uses the accelerated attribution method to expense the awards over the implicit service period based on the probability of achieving the performance conditions. The Company estimates the implicit service period based on its best estimate of the period over which an award's vesting condition(s) will be achieved. The Company reviews and evaluates these estimates on a quarterly basis and will recognize any remaining unrecognized compensation expense as of the date of an estimate revision over the revised remaining implicit service period.
Prior to 2017, the Company applied an estimated forfeiture rate to period expense to recognize share-based compensation expense only for those stock and option awards expected to vest. The Company estimated forfeitures based upon historical data, adjusted for known trends, and adjusted its estimate of forfeitures if actual forfeitures differed. Subsequent changes in estimated forfeitures were recognized through a cumulative adjustment in the period of change. In 2017, the Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and made an entity-wide accounting policy election to account for award forfeitures as they occur. As a result, the Company recorded a cumulative opening adjustment to accumulated deficit and additional paid-in capital of $0.8 million.
Net Loss Per Common Share
Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, which includes common stock issued and outstanding and excludes unvested shares of restricted stock awards and restricted stock units. Diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares and potential shares from outstanding stock options and unvested restricted stock awards and restricted stock units determined by applying the treasury stock method.
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

The Company had accrued no amounts for interest and penalties in the Company's consolidated balance sheets at December 31, 2017 and 2016.
The Company files income tax returns in the United States federal jurisdiction and multiple state jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination for years before 2014, except to the extent that in the future it utilizes net operating losses or tax credit carry forwards that originated before 2014. As of December 31, 2017, the Company was not under examination by the Internal Revenue Service or other jurisdictions for any tax years.
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

The Company adopted these standards using the modified retrospective method as permissible for all contracts not yet completed as of the effective date. The modified retrospective method applies the guidance retrospectively only to the most current period presented in the financial statements, recognizing the cumulative effect of initially applying the standard as an adjustment to the opening balance of accumulated deficit at the date of initial application. The Company completed its analysis of the impact of Topic 606 on its contracts with collaborators and expects to record a cumulative increase to deferred revenue between $3.0 million to $8.0 million with a corresponding adjustment to the opening balance of accumulated deficit on January 1, 2018 to reflect the use of a proportional performance model to measure progress in satisfying performance obligations under the Mylan Collaboration (based upon FTE actuals and external costs during those same years). The Company expects the pattern of revenue recognition will change such that a greater proportion of allocated consideration would be recognized in the latter portion of the period of performance as compared to methods applied under the previous accounting policy.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, or ASU 2016-18. The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company is currently evaluating the impact the adoption of the ASU will have on its consolidated financial statements.

On July 1, 2017, the Company adopted Accounting Standards Update, or ASU, No. 2016-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting and applied the new guidance prospectively to any modifications to share-based payment awards. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2016-09 introduces guidance that an entity should account for the effects of a modification unless all the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified and if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The adoption of the ASU did not have a material impact on the Company's results of operations.

3. Fair Value Measurements
The tables below present information about the Company's assets that are regularly measured and carried at fair value on a recurring basis at December 31, 2017 and 2016, and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2, Summary of Significant Accounting Policies.
Financial assets measured at fair value on a recurring basis at December 31, 2017 and 2016 are summarized as follows (in thousands):

Description	Balance as of December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$49,204	$49,204	$—	$—
Overnight repurchase agreements	11,250	—	11,250	—
Marketable securities:
U.S. government-sponsored enterprise securities	18,181	—	18,181	—
Corporate debt securities	148,874	—	148,874	—
Certificates of deposit	7,794	—	7,794	—
Commercial paper obligations	108,630	—	108,630	—
Asset-backed securities	22,760	—	22,760	—
Total	$366,693	$49,204	$317,489	$—

Description	Balance as of December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$121,510	$121,510	$—	$—
Overnight repurchase agreements	24,000	—	24,000	—
Marketable securities:
Corporate debt securities	47,906	—	47,906	—
Commercial paper obligations	84,436	—	84,436	—
Asset-backed securities	70,071	—	70,071	—
Total	$347,923	$121,510	$226,413	$—
As of December 31, 2017, the Company held $11.3 million in overnight repurchase agreements. Overnight purchase agreements yields are comparable to money market funds. Principal and interest on the instruments is due the next day. The instruments are classified as Level 2 due to the collateral including both U.S. government-sponsored enterprise securities and treasury instruments.
There have been no impairments of the Company’s assets measured and carried at fair value during the years ended December 31, 2017 and 2016. In addition, there were no changes in valuation techniques or transfers between Level 1 and Level 2 financial assets during the years ended December 31, 2017 and 2016. The fair value of Level 2 instruments classified as marketable securities was determined through third party pricing services. The carrying amounts reflected in the Company’s consolidated balance sheets for cash, collaboration receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The Company did not have any non-recurring fair value measurements on any assets or liabilities at December 31, 2017 and 2016.
4. Cash, Cash Equivalents and Marketable Securities
The following tables summarize the Company's cash, cash equivalents and marketable securities as of December 31, 2017 and 2016 (in thousands):

As of December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$73,651	$—	$—	$73,651
U.S. government-sponsored enterprise securities due in one year or less	18,186	—	(5)	18,181
Corporate debt securities due in one year or less	118,541	3	(115)	118,429
Corporate debt securities due in more than one year	30,487	1	(43)	30,445
Certificates of deposit due in one year or less	6,501	—	—	6,501
Certificates of deposit due in more than one year	1,297	—	(4)	1,293
Commercial paper obligations due in one year or less	108,573	65	(8)	108,630
Asset-backed securities due in one year or less	17,307	—	(30)	17,277
Asset-backed securities due in more than one year	5,487	—	(4)	5,483
Total	$380,030	$69	$(209)	$379,890
Reported as:
Cash and cash equivalents	$73,651	$—	$—	$73,651
Marketable securities	306,379	69	(209)	306,239
Total	$380,030	$69	$(209)	$379,890

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$150,738	$—	$—	$150,738
Corporate debt securities due in one year or less	47,942	—	(36)	47,906
Commercial paper obligations due in one year or less	84,301	135	—	84,436
Asset-backed securities due in one year or less	70,084	1	(14)	70,071
Total	$353,065	$136	$(50)	$353,151
Reported as:
Cash and cash equivalents	$150,738	$—	$—	$150,738
Marketable securities	202,327	136	(50)	202,413
Total	$353,065	$136	$(50)	$353,151
5. Property and Equipment
As of December 31, 2017 and 2016, property and equipment, net consists of the following (in thousands):

	2017	2016	Depreciable Lives
Computer equipment	$3,061	$2,991	3 years
Software	11,062	10,508	3 years
Office furniture and equipment	2,530	2,645	5 to 6 years
Laboratory equipment	51,315	47,938	7 years
Leasehold improvements	25,356	13,333	Shorter of asset life or lease term
Less: accumulated depreciation	(63,408)	(56,568)
	$29,916	$20,847
During 2017, the Company disposed of property and equipment with a gross carrying amount of $1.5 million and accumulated depreciation of $1.2 million. The Company did not dispose of any property and equipment during 2016. Depreciation and amortization expense amounted to $8.0 million, $7.6 million, and $7.6 million in the years ended December 31, 2017, 2016 and 2015, respectively.
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

Intangible assets consist solely of the core developed technology assets acquired from Parivid. The intangible assets are being amortized using the straight-line method over the estimated useful life of GLATOPA 20 mg/mL of approximately six years through June 2021. As of December 31, 2017 and 2016, intangible assets, net of accumulated amortization, are as follows (in thousands):

	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Total intangible assets for core and developed technology	$13,617	$(9,581)	$13,617	$(8,428)
Amortization expense was approximately $1.2 million, $1.5 million and $1.1 million in the years ended December 31, 2017, 2016 and 2015, respectively.
The Company expects to incur amortization expense of approximately $1.2 million per year from 2018 to 2020 and $0.6 million in the final year (2021).
7. Restricted Cash
The Company designated $17.5 million as collateral for a security bond posted in the litigation against Amphastar and International Medical Systems, Ltd., a wholly owned subsidiary of Amphastar Pharmaceuticals, Inc. Additional information regarding the litigation is discussed within Note 14, Commitments and Contingencies. The $17.5 million is held in an escrow account by Hanover Insurance. The Company classified this restricted cash as long-term as the timing of a final decision in the Enoxaparin Sodium Injection patent litigation is not known.
The following table summarizes the amounts designated as collateral for letters of credit related to the lease of office and laboratory space in Cambridge, Massachusetts (collateral amounts are presented in thousands).

Property Location	Approximate Square Footage	Lease Expiration Date	Letter of Credit Amount	Balance Sheet Classification
675 West Kendall Street	78,500	4/30/2018	$2,412	Current Asset
320 Bent Street	105,000	2/28/2027	748	Non-Current Asset
301 Binney Street, Fifth Floor	80,000	6/29/2025	1,101	Non-Current Asset
301 Binney Street, Fourth Floor	52,000	3/31/2028	1,271	Non-Current Asset
Total			$5,532
8. Accrued Expenses
As of December 31, 2017 and 2016, accrued expenses consisted of the following (in thousands):

	2017	2016
Accrued contract research and manufacturing costs	$8,843	$12,338
Accrued compensation	8,743	9,414
Accrued professional fees	2,429	3,979
Other	513	1,135
Total accrued expenses	$20,528	$26,866
9. Collaboration and License Agreements
At December 31, 2017, the Company had collaboration and license agreements with Sandoz AG (formerly Sandoz N.V. and Biochemie West Indies, N.V.), an affiliate of Novartis Pharma AG, and Sandoz Inc. (formerly Geneva Pharmaceuticals, Inc.), collectively referred to as Sandoz; Mylan Ireland Limited, a wholly-owned, indirect subsidiary of Mylan N.V., or Mylan; and CSL Behring Recombinant Facility AG, or CSL, a wholly-owned indirect subsidiary of CSL Limited.

M923, the Company's biosimilar HUMIRA® (adalimumab) candidate, was previously developed in collaboration with Baxalta under the Baxalta Collaboration Agreement, as defined below. The Baxalta Collaboration Agreement was terminated effective December 31, 2016.

The following tables provide amounts by year indicated and by line item included in the Company's accompanying consolidated statements of operations and comprehensive loss attributable to transactions arising from its significant collaborative arrangements, as defined in the FASB's ASC Topic 808, Collaborative Arrangements, and all other arrangements. The amounts in operating expenses generally represent external expenditures, including amortization of an intangible asset, and exclude salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies, as the majority of such costs are not directly charged to programs. The dollar amounts in the tables below are in thousands.

	For the Year Ended December 31, 2017
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Mylan Collaboration Agreement	CSL License Agreement	Total Collaborations
Collaboration revenues:
Product revenue	$313	$66,490	$—	$—	$66,803
Research and development revenue:
Commercial milestone (2)	—	10,000	—	—	10,000
Recognition of upfront payments	—	—	5,015	50,000	55,015
Research and development services and external costs	2,856	2,142	—	2,066	7,064
Total research and development revenue	$2,856	$12,142	$5,015	$52,066	$72,079
Total collaboration revenues	$3,169	$78,632	$5,015	$52,066	$138,882
Operating expenses:
Research and development expense	$1,958	$1,766	$62,049	$8,179	$73,952
General and administrative expense	15,426	494	3,617	124	19,661
Less: net amount recovered from collaborators	—	—	(25,835)	(3,320)	(29,155)
Total operating expenses	$17,384	$2,260	$39,831	$4,983	$64,458

	For the Year Ended December 31, 2016
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Mylan Collaboration Agreement	Baxalta Collaboration Agreement (1)	Total Collaborations
Collaboration revenues:
Product revenue	$—	$74,648	$—	$—	$74,648
Research and development revenue:
Recognition of upfront payments and license fee	—	—	6,368	21,983	28,351
Research and development services and external costs	345	2,545	—	3,730	6,620
Total research and development revenue	$345	$2,545	$6,368	$25,713	$34,971
Total collaboration revenues	$345	$77,193	$6,368	$25,713	$109,619
Operating expenses:
Research and development expense	$692	$1,911	$55,147	$1,196	$58,946
General and administrative expense	7	470	3,009	187	3,673
Less: net amount recovered from collaborator	—	—	(27,770)	—	(27,770)
Total operating expenses	$699	$2,381	$30,386	$1,383	$34,849

	For the Year Ended December 31, 2015
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Baxalta Collaboration Agreement (1)	Total Collaborations
Collaboration revenues:
Product revenue	$5,063	$43,440	$—	$48,503
Research and development revenue:
Milestones	—	20,000	—	20,000
Recognition of upfront payment and license fee	—	—	9,014	9,014
Research and development services and external costs	789	2,861	8,483	12,133
Total research and development revenue	$789	$22,861	$17,497	$41,147
Total collaboration revenues	$5,852	$66,301	$17,497	$89,650
Operating expenses:
Research and development expense	$324	$856	$1,851	$3,031
General and administrative expense	344	206	963	1,513
Total operating expenses	$668	$1,062	$2,814	$4,544
_______________________________________

(1)	The Baxalta Collaboration Agreement was terminated effective December 31, 2016.

(2)
On July 1, 2017, the Company earned a $10.0 million commercial milestone for which Sandoz was entitled to reduce contractual net profit in a corresponding amount under the terms of the 2006 Sandoz Collaboration Agreement.

2003 Sandoz Collaboration Agreement
In 2003, the Company entered into a collaboration and license agreement, or the 2003 Sandoz Collaboration Agreement, with Sandoz to jointly develop, manufacture and commercialize Enoxaparin Sodium Injection, a generic version of LOVENOX® (enoxaparin), in the United States. Under the terms of the 2003 Sandoz Collaboration Agreement, the Company and Sandoz agreed to exclusively work with each other to develop and commercialize Enoxaparin Sodium Injection for any and all medical indications within the United States. In addition, the Company granted Sandoz an exclusive license under its intellectual property rights to develop and commercialize injectable enoxaparin for all medical indications within the United States. A portion of Enoxaparin Sodium Injection development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, are offset against profit-sharing amounts, royalties and milestone payments. The Company's contractual share of such development and legal expenses was subject to an annual claw-back adjustment at the end of each of the first five product years, with the product year beginning on July 1 and ending on June 30, and the final adjustment occurred in June 2015. Annual adjustments were recorded as a reduction in product revenue.
Sandoz began selling Enoxaparin Sodium Injection in July 2010. Under the original payment terms of the 2003 Sandoz Collaboration Agreement, Sandoz was obligated to pay the Company either contractually defined profit share or royalty on net sales depending on the kind and number of other marketed generic versions of LOVENOX. In June 2015, the Company and Sandoz amended the 2003 Sandoz Collaboration Agreement, effective April 1, 2015, to provide that Sandoz would pay the Company 50% of contractually defined profits on sales, if any. For the year ended December 31, 2015, the Company earned $5.1 million in product revenue consisting of $6.9 million in a combination of profit share and royalties, net of an annual claw-back adjustment of $1.8 million for the product year ended June 30, 2015, on Sandoz' sales of Enoxaparin Sodium Injection. Sandoz did not record any profit on sales of Enoxaparin Sodium Injection for the year ended December 31, 2016, and therefore the Company did not record product revenue for Enoxaparin Sodium Injection in the period. For the year ended December 31, 2017, the Company earned $0.3 million in product revenue on Sandoz' sales of Enoxaparin Sodium Injection.
Under the Company’s collaboration with Sandoz, since the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for services the Company is obligated to provide to Sandoz, the reimbursements for such services are recorded as revenues on a gross basis. Revenues are recognized upon completion of the services. The Company recognized research and development revenue from FTE services and external costs of $2.9 million, $0.3 million, and $0.8 million in the years ended December 31, 2017, 2016, and 2015, respectively.
2006 Sandoz Collaboration Agreement
In 2006 and 2007, the Company entered into a series of agreements, including a collaboration and license agreement, as amended, or the 2006 Sandoz Collaboration Agreement, with Sandoz. Under the 2006 Sandoz Collaboration Agreement, the

Company and Sandoz agreed to exclusively collaborate on the development and commercialization of GLATOPA 20 mg/mL and 40 mg/mL, collectively GLATOPA, a generic version of COPAXONE, among other products. Costs, including development costs and the costs of clinical studies, will be borne by the parties in varying proportions depending on the type of expense. For GLATOPA, the Company is generally responsible for all of the development costs in the United States. For GLATOPA outside of the United States, the Company shares development costs in proportion to its profit sharing interest. The Company is reimbursed at a contractual FTE rate for any FTE employee expenses as well as any external costs incurred in the development of products to the extent development costs are borne by Sandoz. All Commercialization Costs, as that term is defined in the 2006 Sandoz Collaboration Agreement, are borne by Sandoz. With respect to GLATOPA, Sandoz is responsible for funding Legal Expenses, as that term is defined in the 2006 Sandoz Collaboration Agreement, except for FTE costs with respect to certain legal activities for GLATOPA; however 50% of Legal Expenses, including any patent infringement damages, can be offset against the profit-sharing amounts.
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
Sandoz commenced sales of GLATOPA 20 mg/mL in the United States in June 2015 and of GLATOPA 40 mg/mL in the United States in February 2018. Under the 2006 Sandoz Collaboration Agreement, the Company earns 50% of contractually defined profits on Sandoz' worldwide net sales of GLATOPA 20 mg/mL and GLATOPA 40 mg/mL. Profits on net sales of GLATOPA are calculated by deducting from net sales the costs of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of GLATOPA net sales and post-launch commercial milestones achieved.
On July 1, 2017, the Company earned a $10 million commercial milestone payment in connection with GLATOPA 20 mg/mL's being the sole FDA-approved generic of COPAXONE when earned and achieving a certain level of contractually defined profits in the United States, for which Sandoz was entitled to reduce contractual net profit under the terms of the 2006 Sandoz Collaboration Agreement. Following FDA approval of Mylan N.V.'s generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL, which Mylan N.V. announced in October 2017, the Company is no longer eligible to earn $80 million in future post-launch commercial milestones; however, the Company is still eligible to receive up to $30 million in sales-based milestones for GLATOPA in the United States. None of these payments, once received, is refundable and there are no general rights of return in the arrangement.
On October 4, 2017, the Company and Sandoz entered into a letter agreement, pursuant to which the Company agreed to reduce its 50% share of contractually defined profits on worldwide net sales of GLATOPA by up to an aggregate of approximately $9.8 million, commencing in the first quarter of 2018, representing 50% of potential GLATOPA 40 mg/mL pre-launch inventory costs, which could decrease the Company's contractual profit share revenue on sales of GLATOPA 40 mg/mL. The letter agreement did not have an impact on the Company's consolidated financial statements for the year ended December 31, 2017 as it represents an expected loss on an executory contract that would not be recognized until the loss occurs.
Product revenue on Sandoz' sales of GLATOPA 20 mg/mL was $66.5 million, $74.6 million and $43.4 million in the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.
Under the Company’s collaboration with Sandoz, since the Company contracts directly with, manages the work of and is responsible for payments to third-party vendors for services the Company is obligated to provide to Sandoz, the reimbursements for such services are recorded as revenues on a gross basis. Revenues are recognized upon completion of the services. The Company recognized research and development revenue from FTE services and external costs of $2.1 million, $2.5 million, and $2.9 million in the years ended December 31, 2017, 2016, and 2015, respectively.
Baxalta Collaboration Agreement
The Company and Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA (or collectively referred to as Baxter) entered into a global collaboration and license agreement, or the Baxter Collaboration Agreement, effective February 2012, to develop and commercialize biosimilars, including M923, the Company's biosimilar HUMIRA® (adalimumab) candidate. In connection with Baxter's internal corporate restructuring in July 2015, Baxter assigned the Baxter Collaboration Agreement to Baxalta U.S. Inc., Baxalta GmbH and Baxalta Incorporated, collectively referred to as Baxalta. Subsequent to the assignment, the Company refers to "Baxter" as "Baxalta" and the "Baxter Collaboration Agreement" as the "Baxalta Collaboration Agreement." On September 27, 2016, Baxalta gave the Company twelve months’ prior written notice of the exercise of its right to terminate for its convenience the Baxalta Collaboration Agreement. On December 31, 2016, the

Company and Baxalta entered into an asset return and termination agreement, or the Baxalta Termination Agreement, which made the termination of the Baxalta Collaboration Agreement effective as of December 31, 2016.
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
On December 31, 2016, the Company and Baxalta entered into the Baxalta Termination Agreement, amending certain termination provisions of the Baxalta Collaboration Agreement. Under the terms of the Baxalta Termination Agreement, the termination of the Baxalta Collaboration Agreement was made effective December 31, 2016. Baxalta was relieved of its obligations to continue to perform activities for M923 after December 31, 2016, except for certain on-going clinical and regulatory activities that were completed in 2017, and in January 2017, Baxalta paid the Company a one-time cash payment of $51.2 million representing the costs Baxalta would have incurred in performing the activities it would have performed under Baxalta Collaboration Agreement through the original termination date.
In accordance with FASB's ASU No. 2009-13: Multiple-Deliverable Revenue Arrangements (Topic 615), the Company identified all of the deliverables at the inception of the Baxalta Collaboration Agreement. The deliverables were determined to include (i) six development and product licenses for each of M923, M834 and the four additional collaboration products, (ii) research and development services related to each of M923, M834 and the four additional collaboration products and (iii) the Company's participation in a joint steering committee. The Company determined that each of the license deliverables do not have stand-alone value apart from the related research and development services deliverables because (1) there are no other vendors selling similar, competing products on a stand-alone basis, (2) Baxalta does not have the contractual right to resell the license, and (3) Baxalta is unable to use the license for its intended purpose without the Company's performance of research and development services. As such, the Company determined that with respect to this arrangement separate units of accounting did exist for each of the six licenses together with the related research and development services, as well as the one unit of accounting for the joint steering committee. The estimated selling price for these units of accounting was determined based on similar license arrangements and the nature of the research and development services to be performed for Baxalta and market rates for similar services. At the inception of the Baxalta Collaboration Agreement, arrangement consideration of $61.0 million, which included the $33.0 million upfront payment and aggregate option payments for the four additional collaboration products of $28.0 million, was allocated to the units of accounting based on the relative selling price method. Of the $61.0 million, $10.3 million was allocated to the M923 product license together with the related research and development services, $10.3 million to each of the four additional collaboration product licenses with the related research and development services, $9.4 million was allocated to the M834 product license together with the related research and development services due to that product's stage of development at the time the license was delivered, and $114,000 was allocated to the joint steering committee unit of accounting.
At the inception of the Baxalta Collaboration Agreement, the Company delivered development and product licenses for M923 and M834 and commenced revenue recognition of the arrangement consideration allocated to those products. In addition, the Company began revenue recognition for the arrangement consideration allocated to the joint steering committee unit of accounting. Following Baxalta's termination of M834 and the lapse of its right to select additional products the number of deliverables were reduced from seven to two and the total consideration consideration decreased from $61 million to $40 million. The Company recognized the resulting change in revenue as a result of the decrease in deliverables and expected consideration on a prospective basis through the expected FDA approval of the remaining products.
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

Mylan Collaboration Agreement

The Company and Mylan entered into a collaboration agreement, or the Mylan Collaboration Agreement, effective February 9, 2016, pursuant to which the Company and Mylan agreed to collaborate exclusively, on a worldwide basis, to develop, manufacture and commercialize six of the Company’s biosimilar candidates, including M834.

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

The Company accounts for the Mylan Collaboration Agreement as a collaboration pursuant to ASC 808. Consistent with its accounting policy, the Company has considered the provisions of ASC 605-25 by analogy to determine the appropriate recognition of the $45 million upfront payment from Mylan. In connection therewith, the deliverables in the arrangement were determined to include (i) six development and product licenses, for each of M834 and the five additional collaboration products, (ii) research and development services related to each of M834 and the five additional collaboration products and (iii) the Company’s participation in the joint steering committee. The Company has determined that each of the license deliverables does not have stand-alone value apart from the related research and development services deliverables because (1) there are no other vendors selling similar, competing products on a stand-alone basis, (2) Mylan does not have the contractual right to resell the license, and (3) Mylan is unable to use the license for its intended purpose without the Company’s performance of research and development services. As such, the Company determined that with respect to this arrangement, separate units of accounting exist for each of the six licenses together with the related research and development services, or the combined units of accounting, as well as a separate unit of accounting for participation in the joint steering committee. VSOE and TPE were not available for the combined units of accounting. As such, the Company determined BESP for the combined units of accounting based on an analysis of its existing license arrangements and other available data and the nature and extent of the research and development services to be performed. BESP for the joint steering committee unit of accounting was based on market rates for similar services. At the inception of the Mylan Collaboration Agreement, total arrangement consideration of $45 million was allocated to each of the units of accounting based on the relative selling price method by analogy to ASC 605-25. Of the $45 million, $8.2 million was allocated to the M834 combined unit of accounting, between $5.7 million and $9.0 million to the five additional combined units of accounting, considering the products’ stage of development at the time the licenses were delivered, and $51,000 was allocated to the joint steering committee unit of accounting. Changes in the key assumptions used to determine BESP for the units of accounting would not have a significant effect on the allocation of arrangement consideration.

At the inception of the Mylan Collaboration Agreement, the Company delivered development and product licenses for all six collaboration products and commenced revenue recognition of the arrangement consideration that was allocated to the respective units of accounting. In addition, the Company began revenue recognition for the arrangement consideration allocated to the joint steering committee unit of accounting. The Company determined it would be appropriate to recognize the upfront payment on a straight-line basis over the applicable performance period during which the research and development services are expected to be delivered, which begins upon delivery of the development and product license and ends upon FDA approval of the product. The Company currently estimates that the performance periods for the units of accounting range from five years to eight years. The Company concluded that presenting the amount as revenue was appropriate based on the provisions of ASC 808 and the fact that the upfront payment was attributed to the issuance of the license. During the year ended December 31, 2017, the Company recognized $5.0 million of the $45.0 million upfront payment as revenue. As of December 31, 2017, $33.6 million was deferred under this agreement, of which $2.9 million was included in current liabilities and $30.7 million was included in non-current liabilities in the consolidated balance sheet.
The collaboration with Mylan is a cost-sharing arrangement. Collaboration costs incurred by the parties are subject to quarterly reconciliation such that the final amount of expense included in the Company's statement of operations is equal to its 50% share of the total collaboration costs. The Company classifies the payments received or made under the cost sharing provisions of the arrangement as a component of research and development or general and administrative expense, accordingly to reflect the joint risk sharing nature of the arrangement, Mylan funds its 50% share of development-related collaboration costs through contingent milestone payments of up to $200 million across the six product candidates, while other shared collaboration costs are reconciled by the parties with the owing party reimbursing the other party by making quarterly payments. In the year ended December 31, 2016, the Company received two milestone payments totaling $60 million, of which $27.1 million funded Mylan's 50% share of 2016 development-related collaboration costs and $24.7 million funded Mylan's 50% share of 2017 development-related collaboration costs, leaving $8.2 million to be applied towards Mylan 50% share of future development-related collaboration costs. During the year ended December 31, 2017, the Company recovered $1.2 million of other shared collaboration costs from Mylan.
CSL License and Option Agreement
The Company and CSL Behring Recombinant Facility AG, or CSL, a wholly-owned indirect subsidiary of CSL Limited, entered into a License and Option Agreement, or the CSL License Agreement, effective February 17, 2017, pursuant to which the Company granted CSL an exclusive worldwide license to research, develop, manufacture and commercialize the M230 pre-clinical product candidate, an Fc multimer protein that is a selective immunomodulator of the Fc receptor. The CSL License Agreement also provides, on an exclusive basis, for the Company and CSL to conduct research on other Fc multimer proteins, and provides CSL the right to develop, manufacture and commercialize these additional research products globally.

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

The Company applied ASC 605-25 at the inception of the arrangement. The deliverables in the arrangement were determined to include (i) the M230 research, development, manufacturing and commercialization license, (ii) the research license for other Fc multimer proteins and (iii) the Company's responsibility to transfer the technology package relating to M230 to CSL. The best estimate of the selling price associated with the Company's participation on the joint steering committee was deemed to be de minimis, and therefore was not evaluated further. The Company determined that the M230 research, development, manufacturing and commercialization license does not have stand-alone value separate and apart from the Company's responsibility to transfer the M230 technology package to CSL because (1) there are no other vendors selling similar licenses on a stand-alone basis, (2) CSL does not have the contractual right to resell the license or the transferred technology, and (3) CSL is unable to use the license for its intended purpose without the technology transfer. In addition, the Company determined that the research license does not have stand-alone value. As such, the Company determined that there was one unit of accounting. The total arrangement consideration of $50 million was allocated to the single unit of accounting and the Company determined it would recognize the amount as revenue once the technology transfer is completed, which is the final item to be delivered in the unit of accounting. The technology transfer occurred in the fourth quarter of 2017, therefore the Company recognized $50 million as revenue in the year ended December 31, 2017.

As discussed above, on August 28, 2017 the Company exercised its 50% Co-funding Option. Prior to the Company's exercise of its 50% Co-funding Option, the Company was reimbursed for certain costs under the arrangement, and such amounts were recorded as revenue or reductions to research and development expense depending on the nature of the activities. When the Company contracted directly with, managed the work of and was responsible for payments to third-party vendors for services the Company was obligated to provide to CSL, reimbursement of such costs were recorded as revenues on a gross basis. Reimbursable material costs incurred on CSL's behalf were netted against research and development expense. After the Company's exercise of its 50% Co-funding Option, the Company determined the arrangement became a collaboration pursuant to ASC 808. Reimbursement by CSL for its share of the development effort is presented as a reduction of operating expenses, and reimbursement by the Company for its share of the development effort is recorded as an incremental operating expense, consistent with the Company’s accounting policy for collaboration arrangements.

10. Preferred, Common and Treasury Stock
Preferred Stock
The Company is authorized to issue 5 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company's stockholders. As of December 31, 2017 and 2016, the Company had no shares of preferred stock issued or outstanding.
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
Incentive stock options are granted only to employees of the Company. Incentive stock options granted to employees who own more than 10% of the total combined voting power of all classes of stock are granted with exercise prices no less than 110% of the fair market value of the Company's common stock on the date of grant. Incentive stock options generally vest ratably over four years. Non-statutory stock options, restricted stock and restricted stock units may be granted to employees, consultants, and members of the Company's board of directors. Non-statutory stock options granted have varying vesting schedules. Time-based restricted stock awards and restricted stock units have been granted to employees and generally vest ratably over four years. Time-based restricted stock and restricted stock units have been granted to board members and generally vest on the one year anniversary of the grant date. Performance-based restricted stock awards are granted to employees and vest in connection with the attainment of certain company milestones as described in more detail below under “Restricted Stock and Restricted Stock Units”. Incentive and non-statutory stock options generally expire ten years after the date of grant. As of December 31, 2017, there were 8,271,767 shares available for issuance under the 2013 Plan.
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
For those employees who did not opt out, the Retirement Policy amended the terms of existing grants of time-based options effective January 11, 2017; therefore, in the consolidated statement of operations for the year ended December 31, 2017, the Company recorded incremental compensation expense of $0.4 million related to the modification of those options, of which $0.3 million was included in the general administrative expense and $0.1 million was included in research and development expense.
Share-Based Compensation
The Company records compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock, and restricted stock units and the employee stock purchase plan.
The table below presents share-based compensation expense for research and development as well as general and administrative expense, both of which are included in operating expenses, in the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Research and development	$5,699	$7,558	$5,145
General and administrative	10,428	10,764	6,295
Total share-based compensation expense	$16,127	$18,322	$11,440

The following table summarizes share-based compensation expense recorded in each of the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Stock options	$10,036	$9,831	$10,548
Restricted stock awards and restricted stock units	5,608	8,064	504
Employee stock purchase plan	483	427	388
Total share-based compensation expense	$16,127	$18,322	$11,440
During the year ended December 31, 2017, the Company granted 1,530,805 stock options to its employees and board members. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions are noted in the table below.
The following table summarizes the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options			Employee Stock Purchase Plan
	2017	2016	2015	2017	2016	2015
Expected volatility	53%	58%	59%	55%	57%	59%
Expected dividends	—	—	—	—	—	—
Expected life (years)	5.9	6.1	6.1	0.5	0.5	0.5
Risk-free interest rate	2.1%	1.6%	1.9%	0.7%	0.4%	0.1%
The following table presents stock option activity of the 2013 Plan and Prior Plans for the year ended December 31, 2017:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	7,009	$13.68
Granted	1,531	17.88
Exercised	(803)	11.46
Forfeited	(369)	14.10
Expired	(251)	16.55
Outstanding at December 31, 2017	7,117	$14.71	5.84	$6,751
Exercisable at December 31, 2017	4,575	$14.23	4.55	$4,593
Vested or expected to vest at December 31, 2017	6,854	$14.65	5.74	$6,594
The weighted average grant date fair value of option awards granted during 2017, 2016 and 2015 was $9.05, $6.04 and $8.11 per option, respectively. The total intrinsic value of options exercised during 2017, 2016 and 2015 was $4.6 million, $0.2 million and $11.4 million, respectively. At December 31, 2017, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $15.9 million, which will be recognized over the weighted average remaining requisite service period of 2.5 years. The total fair value of options vested during 2017, 2016 and 2015 was $9.3 million, $9.9 million and $9.9 million, respectively.
Cash received from option exercises for 2017, 2016 and 2015 was $9.2 million, $1.4 million and $23.6 million, respectively.
Restricted Stock and Restricted Stock Units
The Company has also made awards of time-based restricted stock and restricted stock units and performance-based restricted stock to its employees and time-based restricted stock and restricted stock units to board members.

During the year ended December 31, 2017, the Company awarded 519,753 shares of time-based restricted stock units to its employees and board members. The time-based restricted stock units awarded to employees vest as to 25% on the one year anniversary of the grant date and as to 6.25% quarterly over three years that follow the grant date while the restricted stock units awarded to board members vest as to 100% on the one year anniversary of the grant date. Time-based awards are generally forfeited if the employment or service relationship terminates with the Company prior to vesting, except as provided in the Retirement Policy.
Between 2011 and early 2013, the Company awarded 949,620 shares of performance-based restricted stock to its employees. The performance-based restricted stock was scheduled to vest upon FDA approval of the GLATOPA 20 mg/mL Abbreviated New Drug Application, or ANDA, on or before the performance deadline date of March 28, 2015 according to the following schedule: 50% of the shares vest upon FDA approval and 50% vest upon the one year anniversary of FDA approval. The Company had historically determined that the performance condition was probable of being achieved by March 28, 2015 and, as a result, had recognized approximately $10.5 million of stock compensation costs related to the awards. On March 11, 2015, the Board of Directors approved an amendment to the awards that extended the performance deadline date to September 1, 2015 and provided for the forfeiture of 15% of the number of shares originally subject to each award on the 29th of each month, beginning March 29, 2015 until the shares vested or were forfeited in full. On March 29, 2015, 117,898 shares of performance-based restricted common stock were forfeited pursuant to the modified awards. As a result, in accordance with ASC 718, the Company reversed the cumulative compensation cost related to the original awards of $10.5 million in the first quarter of 2015 and recognized the compensation cost attributed to the modified awards of $9.8 million as follows: the first 50% of the awards was expensed over the period beginning on March 11, 2015 and ending on April 16, 2015, the date of FDA approval, and the remaining 50% of the awards was expensed over the period beginning on March 11, 2015 and ending on April 16, 2016, the one year anniversary of FDA approval.
Since April 2016, the Company awarded 1,785,600 shares of performance-based restricted stock to its employees. The vesting of the shares is subject to the Company achieving up to two of three possible performance milestones on or before April 13, 2019. Upon achieving each of the first and second milestones, 25% of the shares will vest on the later of the milestone achievement date and the first anniversary of the grant date, and an additional 25% of the shares will vest on the one year anniversary of such achievement date, subject to a requirement that recipients remain employees through each applicable vesting date. Each quarter, the Company evaluates the probability of achieving the milestones on or before April 13, 2019, and its estimate of the implicit service period over which the fair value of the awards will be recognized and expensed. Upon issuance of the shares of restricted stock the Company had determined that the milestones were probable of achievement and re-assessed the probability at each reporting period including December 31, 2017. At December 31, 2017, the Company concluded that one of the performance milestones was no longer probable of achievement by April 13, 2019. As such, the Company reversed $3.8 million in compensation cost representing previously recognized compensation cost for the portion of the awards not likely to vest by April 13, 2019 in the fourth quarter of 2017. For the year ended December 31, 2017, the Company recognized approximately $0.8 million of stock compensation costs related to these awards.

As of December 31, 2017, the total remaining unrecognized compensation cost related to all nonvested restricted stock and restricted stock unit awards amounted to $11.0 million, which is expected to be recognized over the weighted average remaining requisite service period of approximately 2.0 years.
A summary of the status of nonvested shares of restricted stock and restricted stock units as of December 31, 2017 and the changes during the year then ended are presented below (in thousands, except fair values):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	1,992	$10.64
Granted	659	18.12
Vested	(286)	12.64
Forfeited	(370)	11.85
Nonvested at December 31, 2017	1,995	$12.60

Nonvested shares of restricted stock and restricted stock units that have time-based vesting schedules and restricted stock that have performance-based vesting schedules as of December 31, 2017 are summarized below (in thousands):

Vesting Schedule	Nonvested Shares
Time-based	692
Performance-based	1,303
Nonvested at December 31, 2017	1,995
The total fair value of shares of restricted stock and restricted stock units vested during 2017, 2016 and 2015 was $3.7 million, $7.6 million and $7.9 million, respectively.
Employee Stock Purchase Plan
In 2004, the Company's Board of Directors adopted the 2004 Employee Stock Purchase Plan, or ESPP. An aggregate of 2,424,652 shares of common stock have been reserved for issuance under the ESPP.
The ESPP is generally available to all employees who work more than 20 hours per week and five months per year. Under the ESPP, eligible participants purchase shares of the Company's common stock at a price equal to 85% of the lesser of the closing price of the Company's common stock on the first business day and the final business day of the applicable plan purchase period. Plan purchase periods begin on February 1 and August 1 of each year, with purchase dates occurring on the final business day of the given purchase period. To pay for the shares, each participant authorizes periodic payroll deductions of up to 15% of his or her eligible cash compensation. All payroll deductions collected from the participant during a purchase period are automatically applied to the purchase of common stock on that period's purchase date provided the participant remains an eligible employee and has not withdrawn from the ESPP prior to that date and subject to certain limitations imposed by the ESPP and the Internal Revenue Code. The Company issued 99,872 shares of common stock to employees under the ESPP during the year ended December 31, 2017. As of December 31, 2017, 842,238 shares of common stock have been issued to the Company's employees under the ESPP, and 1,582,414 shares remain available for future issuance. The fair value of each ESPP award is estimated on the first day of the offering period using the Black-Scholes-Merton option-pricing model. The weighted average assumptions the Company used in its fair value calculations and the expense recorded are noted in the table above under the heading Share-Based Compensation. The Company recognizes share-based compensation expense equal to the fair value of the ESPP awards on a straight-line basis over the offering period. At December 31, 2017, subscriptions were outstanding for an estimated 53,855 shares at a fair value of approximately $4.83 per share. The weighted average grant date fair value of the offerings during 2017, 2016 and 2015 was $4.62, $4.32 and $4.05 per share, respectively. Cash received from the ESPP for 2017, 2016 and 2015 was approximately $1.2 million, $1.1 million and $1.0 million, respectively.
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
The following table presents anti-dilutive shares for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Weighted-average anti-dilutive shares related to:
Outstanding stock options	5,671	6,569	4,148
Restricted stock awards	1,064	1,202	519

13. Income Taxes
In 2017, the Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized in additional paid-in capital. This created approximately $6.2 million of deferred tax assets relating to federal and state net operating losses that are fully offset by a corresponding increase in the valuation allowance. As a result, there was no cumulative effect adjustment to accumulated deficit.

The Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act), which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory tax rate reduction from 35% to 21%, which reduced the Company's deferred tax assets and corresponding valuation allowance. The Company reevaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets on an annual basis. Since the Company has generated operating losses and expects to continue to incur future losses, the Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets. The $11.6 million decrease in the valuation allowance for the year ended December 31, 2017 was driven by $53.3 million reduction in the federal statutory tax rate partially offset by the current period net loss.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company establishes a valuation allowance when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. Components of the net deferred tax assets at December 31, 2017 and 2016 are as follows, in thousands:

	2017	2016
Deferred tax assets:
Federal and state net operating losses	$99,252	$94,793
Research credits	36,819	30,007
Deferred compensation	8,274	9,701
Deferred revenue	9,184	28,096
Accrued expenses	4,977	5,053
Intangibles	2,020	3,220
Depreciation	—	475
Unrealized loss on marketable securities	13	—
Total deferred tax assets	160,539	171,345
Deferred tax liabilities:
Depreciation	(802)	—
Unrealized gain on marketable securities	—	(30)
Total deferred tax liabilities	(802)	(30)
Valuation allowance	(159,737)	(171,315)
Net deferred tax assets	$—	$—

A reconciliation of the federal statutory income tax benefit to the Company's actual provision for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	2017	2016	2015
Benefit at federal statutory tax rate	$(29,941)	$(7,137)	$(28,323)
State taxes, net of federal benefit	(4,713)	(1,108)	(4,398)
Share-based compensation	1,370	5,148	3,634
Tax credits	(2,733)	(4,120)	(2,652)
Other	492	272	42
Change in valuation allowance	(17,817)	6,945	31,697
Federal statutory rate change	53,342	—	—
Income tax provision	$—	$—	$—
The Company generated U.S. taxable income during the years ended December 31, 2011 and 2010, and as a result, utilized $190.9 million and $26.3 million, respectively, of its historical available federal net operating loss carryforwards that were generated from 2001 to 2009 to offset this income.
At December 31, 2017, the Company had federal and state net operating loss carryforwards of $369.3 million and $343.5 million, respectively, available to reduce future taxable income that will expire at various dates through 2037. At December 31, 2017, the Company had federal and state research and development and other credit carryforwards, including the orphan drug credit, of $35.0 million and $12.0 million, respectively, available to reduce future tax liabilities. Federal and state research and development and other credit carryforwards expire at various dates through 2037, while the orphan drug credit does not expire. Ownership changes, as defined in the Internal Revenue Code, may limit the amount of net operating loss that can be utilized to offset future taxable income or tax liability.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	2017	2016	2015
Balance, beginning of year	$6,678	$5,116	$4,064
Additions for tax positions related to the current year	1,262	1,602	1,395
Reductions of tax positions of prior years	—	(40)	(343)
Balance, end of year	$7,940	$6,678	$5,116
As of December 31, 2017 and 2016, the Company had $7.9 million and $6.7 million of gross unrecognized tax benefits, respectively, of which $7.8 million and $6.6 million, respectively, if recognized, would not impact the Company's effective tax rate as there is a full valuation allowance on these credits.
The Company's policy is to recognize both accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recognized any interest and penalties.
The Company does not anticipate that it is reasonably possible that the uncertain tax positions will significantly increase or decrease within the next twelve months.
The Company files income tax returns in the United States federal jurisdiction and in the Massachusetts jurisdiction. The Company is no longer subject to any tax assessment from an income tax examination for years before 2014, except to the extent that in the future it utilizes net operating losses or tax credit carryforwards that originated before 2014.
In March 2012, the Company entered into a Tax Incentive Agreement with the Massachusetts Life Sciences Center, or MLSC, under the MLSC's Life Sciences Tax Incentive Program, or the Program, to expand life sciences-related employment opportunities, promote health-related innovations and stimulate research and development, manufacturing and commercialization in the life sciences in the Commonwealth of Massachusetts. The Program was established in 2008 in order to incentivize life sciences companies to create new sustained jobs in Massachusetts. Under the Tax Incentive Agreement, companies receive an award from the MLSC upon attaining job creation commitment. The Company maintained its job creation commitment for five years and recorded one-fifth of the $1.1 million job creation tax award, or $0.2 million, on a straight-line basis as other income beginning in 2012 and ending in 2016.

14. Commitments and Contingencies
Operating Leases
The Company leases office space and equipment under various operating lease agreements. Rent expense for office space under operating leases amounted to $19.3 million, $18.5 million and $16.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company leases approximately 78,500 square feet of office and laboratory space at 675 West Kendall Street in Cambridge, Massachusetts from Vertex Pharmaceuticals. Annual rental payments are approximately $4.8 million. The lease expires on April 30, 2018.
In February 2013, the Company and BMR-Rogers Street LLC, or BMR, entered into a lease agreement to lease approximately 105,000 square feet of office and laboratory space at 320 Bent Street in Cambridge, Massachusetts, or the Bent Premises. Annual rental payments are approximately $8.1 million and are subject to annual rent escalation. The lease expires on February 28, 2027. Pursuant to the lease agreement with BMR, the Company also leases approximately 52,000 square feet of office and laboratory space on the fourth floor of 301 Binney Street in Cambridge, Massachusetts, or the Fourth Floor Binney Premises. Annual rental payments for the Fourth Floor Binney Premises are approximately $3.8 million and are subject to annual rent escalation. The lease expires on March 31, 2028. The lease agreement contains various provisions for renewal at the Company’s option as well as free rent periods for both premises.
In September 2016, the Company and Biogen MA Inc., or Biogen, entered into to a sublease agreement to lease approximately 80,000 square feet of office and laboratory space on the fifth floor of 301 Binney Street in Cambridge, Massachusetts, or the Fifth Floor Binney Premises. Annual rental payments are approximately $6.1 million and are subject to various annual rent escalations over the lease term, which began on January 1, 2018 and expires on June 29, 2025.
Pursuant to the lease with BMR, the Company was provided allowances from the landlord totaling approximately $14.9 million as reimbursement of certain laboratory and office improvements at both the Fourth and Fifth Floor Binney Premises as well as the Bent Premises.
The Company records rent expense, inclusive of the escalating rent payments and free rent periods, on a straight-line basis over the terms of the lease. Tenant reimbursement amounts are recorded upon payment as deferred rent on the consolidated balance sheets and are amortized as a reduction to rent expense over the lease term. The Company capitalizes the cost of normal tenant improvements as leasehold improvements as the costs are incurred.
Total operating lease commitments as of December 31, 2017 are as follows (in thousands):

Operating lease commitments	Total
2018	$19,013
2019	18,848
2020	19,380
2021	19,856
2022	20,319
2023 and beyond	82,541
Total future minimum lease payments	$179,957
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
GLATOPA 40 mg/mL-Related Litigation
On September 10, 2014, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed a suit against the Company and Sandoz in the United States District Court for the District

of Delaware in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for GLATOPA 40 mg/mL. The suit initially alleged infringement related to two Orange Book-listed patents for COPAXONE 40 mg/mL, each expiring in 2030, and sought declaratory and injunctive relief prohibiting the launch of the Company's product until the last to expire of these patents. In April 2015, Teva and Yeda filed an additional suit against the Company and Sandoz in the United States District Court for the District of Delaware alleging infringement related to a third Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in March 2015 and expires in 2030. In May 2015, this suit was consolidated with the initial suit that was filed in September 2014. In November 2015, Teva and Yeda filed a suit against the Company and Sandoz in the United States District Court for the District of Delaware alleging infringement related to a fourth Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in October 2015 and expires in 2030. In December 2015, this suit was also consolidated with the initial suit that was filed in September 2014. Teva and Yeda seek declaratory and injunctive relief prohibiting the launch of GLATOPA 40 mg/mL until the expiration of the patents at issue. On January 30, 2017, the District Court found the four patents to be invalid due to obviousness. In February 2017, Teva and Yeda appealed the District Court's January 30, 2017, decision to the U.S. Court of Appeals for the Federal Circuit. Briefing was completed in the third quarter of 2017, and a decision is pending oral argument.
On January 31, 2017, Teva filed a suit against the Company and Sandoz in the United States District Court for the District of New Jersey alleging infringement related to an additional patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,155,775, which issued in October 2015 and expires in October 2035. The Company and Sandoz filed a motion to dismiss and a motion to transfer the suit to the United States District Court for the District of Delaware. On January 31, 2017, Teva voluntarily dismissed the Company from the New Jersey suit for U.S. Patent No. 9,155,775, maintaining the suit against Sandoz. On May 23, 2017, the United States District Court for the District of New Jersey granted the motion to transfer the suit to the United States District Court for the District of Delaware. A claim construction hearing was held on November 2, 2017, and a claim construction opinion issued on December 1, 2017. A seven day trial is scheduled to commence before the United States District Court for the District of Delaware on October 9, 2018.

On February 2, 2017, the Company filed a complaint in the United States District Court for the District of Delaware seeking a declaration that U.S. Patent No. 9,155,775 is invalid, not infringed or not enforceable against the Company. In March 2017, Teva filed a motion, which is currently pending, to stay further proceedings in the Delaware action.
Enoxaparin Sodium Injection-related Litigation
On September 21, 2011, the Company and Sandoz sued Amphastar and Actavis in the United States District Court for the District of Massachusetts for patent infringement. Also in September 2011, the Company filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar and Actavis from selling their Enoxaparin product in the United States. In October 2011, the District Court granted the Company's motion for a preliminary injunction and entered an order enjoining Amphastar and Actavis from advertising, offering for sale or selling their Enoxaparin product in the United States until the conclusion of a trial on the merits and required the Company and Sandoz to post a security bond of $100 million in connection with the litigation. Amphastar and Actavis appealed the decision to the Court of Appeals for the Federal Circuit, or CAFC, and in January 2012, the CAFC stayed the preliminary injunction. In August 2012, the CAFC vacated the preliminary injunction and remanded the case to the District Court. In September 2012, the Company filed a petition with the CAFC for a rehearing by the full court en banc, which was denied. In February 2013, the Company filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court which was denied in June 2013.
In July 2013, the District Court granted a motion by Amphastar and Actavis for summary judgment. The Company filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, which the CAFC denied in May 2014. On November 10, 2015, the CAFC affirmed the District Court summary judgment decision with respect to Actavis, reversed the District Court summary judgment decision with respect to Amphastar, and remanded the case against Amphastar to the District Court. On January 11, 2016, Amphastar filed a petition for rehearing by the CAFC, which was denied on February 17, 2016. On May 17, 2016, Amphastar filed a petition for writ of certiorari for review of the CAFC decision by the United States Supreme Court, which was denied on October 3, 2016. In April 2017, the Company, Sandoz and Actavis, or the Settling Parties, settled and signed reciprocal releases of all claims, and filed a voluntary stipulation with the District Court, pursuant to which the Settling Parties stipulated and agreed to dismiss with prejudice all claims and counterclaims among the Settling Parties, without fees or costs to any party, and with the Settling Parties waiving any and all right of appeal. The District Court trial was held in July 2017, and the jury verdict found the Company's patent to be infringed, but invalid and unenforceable. In February 2018, the District Court confirmed the jury’s opinion that the patent was infringed but invalid, and narrowed the jury’s recommendation on unenforceability by finding the patent to be unenforceable against only one of the two infringing methods used by Amphastar. The Company and Sandoz are considering all other available legal options to overturn the portions of the verdict finding the Company's patent to be invalid and partially unenforceable, including a potential appeal to the CAFC. In the event that the Company is not successful in further appeal or prosecution or settlement of this action against Amphastar, and Amphastar is able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. The Company posted $17.5 million as collateral for the security bond and classified the collateral as restricted cash in its consolidated balance sheet. Litigation involves many risks and uncertainties, and there is no assurance that the Company or Sandoz will prevail in this patent enforcement suit.
On September 17, 2015, Amphastar filed a complaint against the Company and Sandoz in the United States District Court for the Central District of California. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, the Company and Sandoz sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal and California anti-trust laws and California unfair business laws. Amphastar is seeking unspecified damages and fees. In December 2015, the Company and Sandoz filed a motion to dismiss and a motion to transfer the case. In January 2016, the case was transferred to the United States District Court for the District of Massachusetts. In February 2016, Amphastar filed a writ of mandamus with the United States Court of Appeals for the Ninth Circuit requesting that the court reverse and review the District Court's grant of transfer and in May 2016, the writ requested by Amphastar was denied. On July 27, 2016, the Company's and Sandoz' motion to dismiss was granted by the District Court, and the case was dismissed. On August 25, 2016, Amphastar filed a notice of appeal from the dismissal with the United States Court of Appeals for the First Circuit. Briefing was completed in December 2016, and oral argument was held on February 9, 2017. On March 6, 2017, the United States Court of Appeals for the First Circuit reversed the District Court’s dismissal and remanded the case to the District Court for further proceedings. On April 6, 2017, the District Court held a scheduling conference to provide dates for the remanded case, and on April 20, 2017, the Company and Sandoz filed their renewed motion to dismiss. Trial is scheduled for April 2019, however, the parties have filed a joint motion seeking to reschedule the proceedings pending a ruling on the motion to dismiss.
On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against the Company and Sandoz in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic Enoxaparin Sodium Injection. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, the Company and Sandoz sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and unspecified damages and fees. In December 2015, the Company and Sandoz filed a motion to dismiss and a motion to transfer the case to the United States District Court for the District of Massachusetts. On March 21, 2017, the United States District Court for the Middle District of Tennessee dismissed NGH’s claim for damages against the Company and Sandoz, but allowed the case to move forward, in part, for NGH’s claims for injunctive and declaratory relief. In the same opinion, the United States District Court for the Middle District of Tennessee denied our motion to transfer. On June 9, 2017, NGH filed a motion to amend its complaint to add a new named plaintiff, the American Federation of State, County and Municipal Employees District Council 37 Health & Security Plan, or DC37. NGH and DC37 seek to assert claims for damages under the laws of more than 30 different states, on behalf of a putative class of indirect purchasers of Lovenox or generic enoxaparin. On June 30, 2017, the Company and Sandoz filed a brief opposing the motion to amend the complaint. On December 14, 2017, the Court granted NGH's motion to amend. In January 2018, the Company and Sandoz filed three motions to dismiss the amended complaint. While the outcome of litigation is inherently uncertain, the Company believes this suit is without merit, and intend to vigorously defend itself in this litigation.
15. 401(k) Plan
The Company has a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company has discretion to make contributions to the plan. In March 2005, the Company's Board of Directors approved a match of 50% of the first 6% contributed by employees, effective for the 2004 plan year and thereafter. The Company recorded $1.1 million, $1.0 million and $0.9 million of such match expense in the years ended December 31, 2017, 2016 and 2015, respectively.
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
In May 2014, the Company entered into an At-the-Market Equity Offering Sales Agreement, or the 2014 ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which the Company was authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. The Company paid Stifel a commission of 2.0% of the gross proceeds from the sale of shares of its common stock under this facility. The Company concluded sales under the 2014 ATM Agreement in April 2015. In the year ended December 31, 2015, the Company sold approximately 3.8 million shares of common stock under the 2014 ATM Agreement, raising aggregate net proceeds of approximately $55.2 million. In total, the Company sold approximately 5.4 million shares of common stock, raising aggregate net proceeds of approximately $73.5 million.
In April 2015, the Company entered into an ATM Agreement, or the 2015 ATM Agreement, with Stifel, under which the Company was authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $75 million from time to time through Stifel, acting as sales agent and/or principal. The Company paid Stifel a commission of 2.0% of the gross proceeds from the sale of shares of its common stock under the 2015 ATM Agreement. The Company concluded sales under the 2015 ATM Agreement in May 2017. In the year ended December 31, 2015, the Company sold approximately 0.5 million shares of common stock under the 2015 ATM Agreement, raising net proceeds of approximately $9.3 million. In the year ended December 31, 2017, the Company sold approximately 4.5 million shares of common stock pursuant to an effective shelf registration statement filed with the SEC (Reg. No. 333-209813) and a related prospectus supplement, raising net proceeds of $64.1 million, and concluded sales under the 2015 ATM Agreement.
17. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2017
Product revenue	$23,404	$19,140	$10,890	$13,369
Research and development revenue	$3,210	$4,430	$13,200	$51,239
Total collaboration revenue	$26,614	$23,570	$24,090	$64,608
Operating (loss) income	$(32,592)	$(38,065)	$(34,527)	$12,633
Net (loss) income	$(31,759)	$(36,908)	$(33,188)	$13,759
Comprehensive (loss) income	$(31,825)	$(36,933)	$(33,136)	$13,572
Net (loss) income per share:
Basic	$(0.46)	$(0.50)	$(0.44)	$0.18
Diluted	$(0.46)	$(0.50)	$(0.44)	$0.18
Shares used in calculating net (loss) income per share:
Basic	69,711	73,379	74,611	74,770
Diluted	69,711	73,379	74,611	75,033

2016
Product revenue	$14,800	$20,692	$23,339	$15,817
Research and development revenue	$5,050	$5,738	$5,805	$18,378
Total collaboration revenue	$19,850	$26,430	$29,144	$34,195
Operating loss	$(24,554)	$(21,639)	$(18,182)	$(10,352)
Net (loss) income	$(24,012)	$(20,986)	$(17,544)	$41,539
Comprehensive (loss) income	$(23,879)	$(20,837)	$(17,580)	$41,375
Net (loss) income per share:
Basic	$(0.35)	$(0.31)	$(0.26)	$0.60
Diluted	$(0.35)	$(0.31)	$(0.26)	$0.60
Shares used in calculating net (loss) income per share:
Basic	68,285	68,532	68,799	69,003
Diluted	68,285	68,532	68,799	69,362
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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2017. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
Our management, including the supervision and participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO)'s updated 2013 framework entitled "Internal Control—Integrated Framework." Based on its assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.
The independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K has issued its report on the effectiveness of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Momenta Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Momenta Pharmaceuticals, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Momenta Pharmaceuticals, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP
Boston, Massachusetts
February 26, 2018

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors," "Momenta's Corporate Governance—Our Executive Officers," "Momenta's Corporate Governance—Board Committees" and "Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2018 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.
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
Item 11.    EXECUTIVE COMPENSATION
The information under the headings or subheadings "Executive Compensation," "Compensation of Directors," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for our 2018 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 2018 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. Information required by this Item relating to securities authorized for issuance under equity compensation plans is contained in our definitive proxy statement for our 2018 Annual Meeting of Stockholders under the subheading "Equity Compensation Plan Information" and is incorporated herein by reference.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The discussion under the headings "Certain Relationships and Related Transactions" and "Momenta's Corporate Governance—Board Determination of Independence" in our definitive proxy statement for our 2018 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The discussion under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive proxy statement for our 2018 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are included as part of this Annual Report on Form 10-K.

1.	Financial Statements:

2.	All schedules are omitted as the information required is either inapplicable or is presented in the financial statements and/or the related notes.

3.
The exhibits listed on the Exhibit Index beginning on the page that follows, which is incorporated herein by reference, are filed or furnished as part of this report or are incorporated into this report by reference.

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Exhibit Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
	Articles of Incorporation and By-Laws
3.1	Third Amended and Restated Certificate of Incorporation.	S-3	3.1	4/30/2013	333-188227
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant.	8-K	3.1	11/8/2005	000-50797
3.3	Fourth Amended and Restated By-Laws of the Registrant, adopted on March 14, 2017.	8-K	3.1	3/17/2017	000-50797

	Instrument Defining the Rights of Security Holders
4.1	Specimen Certificate evidencing shares of common stock.	S-1/A	4.1	6/15/2004	333-113522
	Material Contracts—Collaboration and License Agreements
10.1	Letter Agreement dated January 29, 2007 between Sandoz AG and the Registrant.	10-K	10.16	3/15/2007	000-50797
10.2	Letter Agreement dated February 1, 2007 between Sandoz AG and the Registrant.	10-Q	10.2	5/10/2007	000-50797
10.3†	Collaboration and License Agreement, dated June 13, 2007, by and between Sandoz AG and the Registrant.	10-Q/A	10.1	12/16/2016	000-50797
10.3.1	Amendment No. 1, dated April 25, 2008, to the Collaboration and License Agreement, dated June 13, 2007, by and between Sandoz AG and the Registrant.	10-Q	10.1	5/9/2008	000-50797
10.3.2†	Amendment No. 2, dated December 14, 2009, to the Collaboration and License Agreement, dated June 13, 2007, by and between Sandoz AG and the Registrant.	10-K	10.18	3/12/2010	000-50797
10.3.3	Amendment No. 3, dated April 1, 2011, to the Collaboration and License Agreement dated June 13, 2007 by and between Sandoz AG and the Registrant.	10-Q	10.1	8/5/2011	000-50797
10.3.4†	Amendment No. 4, dated May 26, 2016, to the Collaboration and License Agreement, dated June 13, 2007, by and between Sandoz AG and the Registrant, as amended.	10-Q	10.1	8/5/2016	000-50797
*10.3.5†	Amendment No. 5, dated November 30, 2017, to the Collaboration and License Agreement, dated June 13, 2007, by and between Sandoz AG and the Registrant, as amended.
10.4	Letter Agreement dated November 8, 2011 by and between the Registrant, Sandoz AG and Sandoz Inc.	10-K	10.20	2/28/2012	000-50797
10.5†	Letter agreement by and between Sandoz AG and the Registrant, executed as of October 4, 2017.	10-Q	10.2	11/1/2017	000-50797

10.6†	Collaboration Agreement, by and between Momenta Pharmaceuticals, Inc. and Mylan Ireland Limited, executed as of January 8, 2016.	10-Q/A	10.2	2/3/2017	000-50797
10.7†	License and Option Agreement, by and between the Registrant and CSL Behring Recombinant Facility AG, dated as of January 4, 2017.	10-Q	10.1	5/5/2017	000-50797
10.8†	Letter to the Registrant from CSL Limited, dated as of January 4, 2017.	10-Q	10.2	5/5/2017	000-50797
10.9†	Letter Amendment, dated as of June 27, 2017, to License and Option Agreement, by and between the Registrant and CSL Behring Recombinant Facility AG, dated as of January 4, 2017.	10-Q	10.1	8/4/2017	000-50797
10.10†	Asset Return and Termination Agreement, effective as of December 31, 2016, by and between the Registrant and Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH.	10-K	10.7	2/24/2017	000-50797
10.10.1†	Amendment No. 1 to Asset Return and Termination Agreement, effective as of March 20, 2017, to Asset Return and Termination Agreement, effective as of December 31, 2016, by and between the Registrant and Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH.	10-Q	10.3	5/5/2017	000-50797

	Material Contracts—Management Contracts and Compensation Plans
10.11#	Amended and Restated 2002 Stock Incentive Plan.	10-K	10.17	3/15/2007	000-50797
10.12#	2004 Stock Incentive Plan, as amended.	10-K	10.18	3/15/2007	000-50797
10.13#	Form of Incentive Stock Option Agreement Granted Under 2004 Stock Incentive Plan.	10-Q	10.1	8/16/2004	000-50797
10.14#	Form of Nonstatutory Stock Option Agreement Granted Under 2004 Stock Incentive Plan.	10-Q	10.2	8/16/2004	000-50797
10.15#	Form of Restricted Stock Agreement Under 2004 Stock Incentive Plan.	8-K	10.2	2/28/2008	000-50797
10.16#	Momenta Pharmaceuticals, Inc. 2004 Employee Stock Purchase Plan (as amended and restated).	10-Q	10.6	8/4/2017	000-50797
10.17#	Non-Employee Director Compensation Policy.	10-Q	10.4	8/4/2017	000-50797
10.18#	Employment Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant.	10-Q	10.7	11/8/2006	000-50797
10.18.1#	Amendment effective December 16, 2010 to the Employment Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant.	10-K	10.28	3/10/2011	000-50797
10.19#	Restricted Stock Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant.	10-Q	10.8	11/8/2006	000-50797
10.19.1#	Nonstatutory Stock Option Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant.	10-Q	10.9	11/8/2006	000-50797
10.20#	Incentive Stock Option Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant.	10-Q	10.10	11/8/2006	000-50797
10.21#	Restricted Stock Agreement, dated August 15, 2007, between Richard P. Shea and the Registrant.	10-Q	10.1	11/8/2007	000-50797
10.22#	Form of Employment Agreement for executive officers.	10-Q	10.3	5/9/2008	000-50797

10.23#	Second Amended and Restated Employment Agreement, dated April 28, 2008, by the Registrant and Ganesh Venkataraman.	10-Q	10.4	5/9/2008	000-50797
10.24#	Form of Amendment to the Employment Agreement for executive officers dated December 15, 2010.	10-K	10.39	3/10/2011	000-50797
10.25#	Amendment No. 1 to the Restricted Stock Agreement made on January 17, 2007 between the Registrant and Craig A. Wheeler dated November 4, 2009.	10-Q	10.1	11/5/2009	000-50797
10.26#	Form of Restricted Stock Agreement under the Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan.	8-K	10.1	4/1/2011	000-50797
10.27#	Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan (as amended and restated).	10-Q	10.5	8/4/2017	000-50797
10.28#	Form of Stock Option Agreement under the Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan.	8-K	10.1	6/13/2013	000-50797
10.29#	Form of Restricted Stock Agreement under the Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan.	8-K	10.2	6/13/2013	000-50797
10.30#	Form of Restricted Stock Unit Agreement under the Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan.	10-K	10.27	2/24/2017	000-50797
10.31#	Executive Employment Agreement, effective as of October 27, 2016, by and between the Registrant and Scott M. Storer.	10-K	10.29	2/24/2017	000-50797
10.32#	Industry Consulting Agreement, dated as of December 30, 2016, by and between the Registrant and Richard P. Shea.	10-K	10.30	2/24/2017	000-50797
10.33#	Momenta Pharmaceuticals, Inc. Equity Award Retirement Policy.	10-Q	10.4	5/5/2017	000-50797
10.34#	Agreement and General Release, by and between the Registrant and Matthew Ottmer, dated as of May 4, 2017.	10-Q	10.2	8/4/2017	000-50797
10.35#	Form of Amendment to the Executive Employment Agreements between the Registrant and each of Scott M. Storer, Ganesh V. Kaundinya and Bruce A. Leicher, effective as of June 21, 2017.	10-Q	10.3	8/4/2017	000-50797
	Material Contracts—Leases
10.36†	Sublease Agreement, dated September 14, 2004, by and between Vertex Pharmaceuticals Incorporated and the Registrant.	10-Q	10.9	11/12/2004	000-50797
10.36.1	First Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004), dated September 7, 2005, between Vertex Pharmaceuticals Incorporated and the Registrant.	10-Q	10.3	11/14/2005	000-50797
10.36.2	Second Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of November 21, 2005, between Vertex Pharmaceuticals Incorporated and the Registrant.	10-K	10.47	3/16/2006	000-50797
10.36.3	Third Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of January 27, 2006, between Vertex Pharmaceuticals Incorporated and the Registrant.	10-K	10.48	3/16/2006	000-50797
10.36.4	Letter Agreement (regarding Sublease Agreement, dated September 14, 2004, as amended), dated June 29, 2006, between Vertex Pharmaceuticals Incorporated and the Registrant.	10-Q	10.1	8/9/2006	000-50797
10.36.5	Fourth Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of July 14, 2014, between Vertex Pharmaceuticals Incorporated and the Registrant.	8-K	10.1	7/18/2014	000-50797

10.37	Lease, dated February 5, 2013, by and between BMR-Rogers Street LLC and the Registrant.	10-Q	10.1	5/10/2013	000-50797
10.37.1	First Amendment dated March 21, 2013 to the Lease dated February 5, 2013 by and between BMR-Rogers Street LLC and the Registrant.	10-Q	10.2	5/10/2013	000-50797
10.37.2	Second Amendment to the Lease, dated May 24, 2013, by and between BMR-Rogers Street LLC and the Registrant.	10-Q	10.4	8/6/2013	000-50797
10.37.3	Third Amendment to the Lease, dated December 30, 2015, by and between BMR-Rogers Street LLC and the Registrant.	8-K	10.1	1/5/2016	000-50797
10.37.4	Fourth Amendment dated July 24, 2017 to the Lease dated February 5, 2013 by and between BMR-Rogers Street LLC and the Registrant.	10-Q	10.1	11/1/2017	000-50797
*10.37.5	Letter agreement dated November 15, 2017 to the Lease dated February 5, 2013 by and between BMR-Rogers Street LLC and the Registrant.
10.38	Sublease, between Biogen MA Inc. and the Registrant, dated September 14, 2016.	10-Q	10.1	11/4/2016	000-50797

	Material Contracts—At-the-Market Facility
10.39	At-The-Market Equity Offering Sales Agreement, dated as of April 21, 2015, by and between the Registrant and Stifel, Nicolaus & Company, Incorporated.	8-K	10.1	4/21/2015	000-50797
	Additional Exhibits
*21	List of Subsidiaries
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
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
The following financial information from Momenta Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2017, filed with the SEC on February 26, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015, (ii) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015 and (v) Notes to Consolidated Financial Statements.

Item 16.    FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTA PHARMACEUTICALS, INC.

	By:	/s/ CRAIG A. WHEELER
Date: February 26, 2018		Craig A. Wheeler President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG A. WHEELER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2018
Craig A. Wheeler

/s/ SCOTT M. STORER	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2018
Scott M. Storer

/s/ JAMES SULAT	Chairman of the Board of Directors	February 26, 2018
James Sulat

/s/ GEORGES GEMAYEL, Ph.D.	Director	February 26, 2018
Georges Gemayel, Ph.D.

	Director	February 26, 2018
Bruce Downey

/s/ THOMAS KOESTLER, Ph.D.	Director	February 26, 2018
Thomas Koestler, Ph.D.

/s/ COREY N. FISHMAN	Director	February 26, 2018
Corey N. Fishman

/s/ ELIZABETH STONER, M.D.	Director	February 26, 2018
Elizabeth Stoner, M.D.

/s/ STEVEN C. GILMAN, Ph.D.	Director	February 26, 2018
Steven C. Gilman, Ph.D.

/s/ JOSE-CARLOS GUTIERREZ-RAMOS, Ph.D.	Director	February 26, 2018
Jose-Carlos Gutierrez-Ramos, Ph.D.