Form 10-Q
period 2018-03-31
MOMENTA PHARMACEUTICALS INC
filed 2018-05-09
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 000-50797

Momenta Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3561634
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

301 Binney Street, Cambridge, MA	02142
(Address of Principal Executive Offices)	(Zip Code)

(617) 491-9700
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

As of May 2, 2018, there were 77,588,904 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$88,226	$73,651
Marketable securities	235,674	269,017
Collaboration receivable	4,753	15,048
Prepaid expenses and other current assets	7,236	6,798
Restricted cash	2,412	2,412
Total current assets	338,301	366,926
Marketable securities, long-term	22,108	37,222
Property and equipment, net	31,506	29,916
Restricted cash, long-term	20,620	20,620
Intangible assets, net	3,748	4,036
Other long-term assets	661	711

Total assets	$416,944	$459,431

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,969	$11,456
Accrued expenses	16,543	20,528
Collaboration liabilities	7,888	9,258
Deferred revenue	3,490	2,866
Other current liabilities	622	379
Total current liabilities	34,512	44,487
Deferred revenue, net of current portion	34,890	30,751
Other long-term liabilities	13,125	10,039
Total liabilities	82,527	85,277
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Common stock, $0.0001 par value per share; 100,000 shares authorized, 77,329 shares issued and 77,100 shares outstanding at March 31, 2018 and 76,584 shares issued and 76,355 shares outstanding at December 31, 2017	8	8
Additional paid-in capital	953,494	939,654
Accumulated other comprehensive loss	(575)	(140)
Accumulated deficit	(615,396)	(562,254)
Treasury stock, at cost, 229 shares	(3,114)	(3,114)

Total stockholders’ equity	334,417	374,154

Total liabilities and stockholders’ equity	$416,944	$459,431

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Collaboration revenue:
Product revenue	$3,521	$23,404
Research and development revenue	1,331	3,210
Total collaboration revenue	4,852	26,614

Operating expenses:
Research and development	33,242	36,101
General and administrative	20,612	23,105
Total operating expenses	53,854	59,206

Operating loss	(49,002)	(32,592)

Other income, net	1,371	833

Net loss	$(47,631)	$(31,759)

Basic and diluted net loss per share	$(0.63)	$(0.46)

Weighted average shares used in computing basic and diluted net loss per share	75,454	69,711

Comprehensive loss:
Net loss	$(47,631)	$(31,759)
Net unrealized holding losses on available-for-sale marketable securities	(435)	(66)
Comprehensive loss	$(48,066)	$(31,825)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(47,631)	$(31,759)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	1,786	1,266
Share-based compensation expense	4,874	6,803
Amortization of premium on investments	74	37
Amortization of intangibles	288	288
Loss on disposal of assets	76	—
Changes in operating assets and liabilities:
Collaboration receivable	10,295	43,698
Prepaid expenses and other current assets	205	(506)
Other long-term assets	50	63
Accounts payable	(5,635)	3,438
Accrued expenses	(3,746)	(3,953)
Collaboration liabilities	(1,370)	(5,692)
Deferred revenue	(748)	48,205
Lease incentive	2,196	—
Other current liabilities	—	(11)
Other long-term liabilities	1,133	1,167

Net cash (used in) provided by operating activities	(38,153)	63,044

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,555)	(1,700)
Proceeds from disposal of equipment	12	—
Purchases of marketable securities	(43,434)	(47,384)
Proceeds from maturities of marketable securities	91,382	76,432

Net cash provided by investing activities	44,405	27,348

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock under ATM facility	—	14,441
Proceeds from issuance of common stock under stock plans	8,323	4,916

Net cash provided by financing activities	8,323	19,357

Net increase in cash, cash equivalents and restricted cash	14,575	109,749
Cash, cash equivalents and restricted cash, beginning of period	96,683	172,499
Cash, cash equivalents and restricted cash, end of period	$111,258	$282,248

Non-Cash Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,228	$1,051
Receivable due from broker for issuance of common stock under ATM facility	$—	$4,072
Receivable due from stock option exercises	$643	$(38)
Impact of adopting ASU 2016-09	$—	$783
Impact of adopting ASC 606	$5,511	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial statements for interim periods in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission, or SEC, on February 26, 2018. The Company's accounting policies are described in the “Notes to Consolidated Financial Statements” in its Annual Report on Form 10-K for the year ended December 31, 2017 and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company's audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition method as permissible for all contracts not yet completed as of January 1, 2018. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

License Agreements

The Company has entered into license arrangements with pharmaceutical companies for the development and commercialization of product candidates. The terms of these agreements may include (i) transfer of intellectual property rights (licenses) and (ii) providing research and development services. Payments made by the customers may include non-refundable upfront license fees, payments for research and development activities, payments based upon the achievement of defined collaboration objectives and a share of profits on net sales of licensed products.

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to the license as revenue upon transfer of control of the license. The Company evaluates all other promised goods or services in the license agreement to determine if they are distinct. If they are not distinct, they are combined with other promised goods or services to create a bundle of promised goods or services that is distinct. Optional future services that reflect their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations. If optional future services reflect a significant or incremental discount, they are material rights, and are accounted for as performance obligations.

The Company utilizes judgment to determine the transaction price. The Company evaluates contingent milestones to estimate the amount which is not probable of a material reversal to include in the transaction price using the most likely amount method. Milestone payments that are not within the control of the Company, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, the Company re-evaluates the probability of achieving development milestone payments which may not be subject to a material reversal, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect research and development revenue and earnings in the period of adjustment.

The Company then determines whether the performance obligations or combined performance obligations are satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

The Company may earn a contractual percentage of a licensor’s revenues or profits after the successful development and commercialization of a licensed product. A sales or usage-based royalty on a license of intellectual property where the license is the predominant item to which the royalty relates is eligible for an exception to the standard revenue recognition model under Topic 606. Under this exception, an entity is permitted to (i) exclude such amounts from the initial determination of the transaction price (hence no amounts to allocate amongst the performance obligations) and (ii) defer recognition until underlying sales occur. The amount of net sales and contractual profit is determined based on information provided by the licensor and involves the use of estimates and judgments, such as product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and other rebates, distributor, wholesaler and group purchasing organizations fees, product returns, and co-payment assistance costs, which could be adjusted based on actual results in the future. Net sales and contractual profit may also include or exclude other amounts as defined in an agreement. The Company is highly dependent on the licensor for timely and accurate information regarding any net revenues realized from sales of the licensed products in order to accurately report its results of operations. Sales-based milestones and profit share revenues are recognized as revenue when sales thresholds are met under the sales or usage-based royalty exception under Topic 606.

Collaborative Arrangements
The Company considers the nature and contractual terms of the arrangement and assesses whether the arrangement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement. If the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement, the Company accounts for the arrangement as a collaboration under Topic 808, Collaborative Arrangements. Topic 808 describes arrangements within its scope and considerations surrounding presentation and disclosure, with recognition matters subjected to other authoritative guidance, in certain cases by analogy.
With respect to consideration other than cost sharing payments received from a collaboration partner, the Company has applied an accounting policy to analogize to other accounting guidance concerning revenue recognition, specifically Topic 606. Payments received from a collaboration partner to which this policy applies may include upfront payments in respect of a license of intellectual property, development milestones, profit share payments, and sales-based milestones.

The Company classifies the payments received or made under the cost sharing provisions of the arrangement as a component of research and development or general and administrative expense, respectively, to reflect the joint risk sharing nature of the payment received or made.

Impact of Adoption

Under the modified retrospective transition method, the Company applied Topic 606 to all contracts within its scope as of January 1, 2018. Under the practical expedient concerning contract modifications contained in the transitional provisions of Topic 606, the Company has not retrospectively restated its contracts for modifications prior to the earliest period presented, and instead has reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price. Qualitatively, the effect of applying this practical expedient is not material to the periods presented in the consolidated financial statements.

As more fully discussed in Note 4, "License Agreements and Collaborative Agreements", only the arrangement with Mylan was determined to have unsatisfied performance obligations as of the adoption date for which the pattern of revenue recognition would change. All other agreements were unaffected by the adoption of Topic 606 in all periods presented in the consolidated financial statements through application of the modified retrospective transition method. As a result of adopting Topic 606, the Company recorded a $5.5 million cumulative transition adjustment to the opening balance of accumulated deficit on January 1, 2018 to reflect the use of a proportional performance method using costs incurred as an input measure of progress in satisfying performance obligations under the Mylan collaboration. The Company previously applied a straight-line method of recognition through the expected date of the Food and Drug Administration's, or FDA, approval for each product candidate.

The tables below include the amount by which each financial statement line item was affected as a result of applying or analogizing (with respect to the Company’s collaboration agreements) to Topic 606 as compared to the previous accounting policy. The amounts in the tables below are in thousands.

Condensed Consolidated Statement of Operations and Comprehensive Loss

	For the Three Months Ended March 31, 2018
	Topic 606	Topic 605	Change
Research and development revenue	$1,331	$1,299	$32
Loss from operations	$49,002	$49,034	$(32)
Net loss	$47,631	$47,663	$(32)
Comprehensive loss	$48,066	$48,098	$(32)

Condensed Consolidated Balance Sheet

	For the Three Months Ended March 31, 2018
	Topic 606	Topic 605	Change
Deferred revenue, current	$3,490	$2,866	$624
Deferred revenue, non-current	$34,890	$30,035	$4,855
Accumulated deficit	$615,396	$609,917	$5,479

Condensed Consolidated Statement of Cash Flows

	For the Three Months Ended March 31, 2018
	Topic 606	Topic 605	Change
Net loss	$47,631	$47,663	$(32)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	$748	$716	$32

Collaboration Receivable

Collaboration receivable includes:

•	Amounts due to the Company for its contractual profit share on Sandoz Inc.’s, or Sandoz's, sales of Enoxaparin Sodium Injection and GLATOPA;

•	Amounts due to the Company for reimbursement of research and development services and certain external costs under the collaborations with Sandoz and CSL Behring Recombinant Facility AG, or CSL; and

•
Amounts due from Mylan for its 50% share of certain collaboration expenses under the cost-sharing provisions of the agreement with Mylan, as described in Note 4, "License Agreements and Collaborative Agreements", that are not funded through the continuation payments.

The Company has not recorded any allowance for uncollectible accounts or bad debt write-offs and it monitors its receivables to facilitate timely payment.

Collaboration Liability

Collaboration liability includes:

•
Advance payments received from Mylan that will be applied to amounts due from Mylan in future periods for the funding of Mylan's 50% share of certain collaboration expenses under the cost-sharing provisions of the agreement with Mylan; and

•	Net payable to CSL for the Company's 50% share of collaboration expenses under the cost-sharing provisions of the agreement with CSL.

Deferred Revenue

Deferred revenue represents a contract liability associated with consideration received from collaborators in advance of achieving certain criteria that must be met for revenue to be recognized in conformity with GAAP.

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

The following table presents anti-dilutive shares for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted-average anti-dilutive shares related to:
Outstanding stock options	3,635	3,761
Restricted stock awards and units	701	1,615

Fair Value Measurements

The tables below present information about the Company’s assets that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

Description	Balance as of March 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$49,712	$49,712	$—	$—
Overnight repurchase agreements	8,500	—	8,500	—
Marketable securities:
U.S. government-sponsored enterprise securities	15,519	—	15,519	—
Corporate debt securities	150,210	—	150,210	—
Certificates of deposit	16,521	—	16,521	—
Commercial paper obligations	50,527	—	50,527	—
Asset-backed securities	25,005	—	25,005	—

Total	$315,994	$49,712	$266,282	$—

Description	Balance as of December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$49,204	$49,204	$—	$—
Overnight repurchase agreements	11,250	—	11,250	—
Marketable securities:
U.S. government-sponsored enterprise securities	18,181	—	18,181	—
Corporate debt securities	148,874	—	148,874	—
Certificates of deposit	7,794	—	7,794	—
Commercial paper obligations	108,630	—	108,630	—
Asset-backed securities	22,760	—	22,760	—

Total	$366,693	$49,204	$317,489	$—

The Company held $8.5 million and $11.3 million in overnight repurchase agreements as of March 31, 2018 and December 31, 2017, respectively. The instruments are classified as Level 2 due to the collateral including both U.S. government-sponsored enterprise securities and treasury instruments.
There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2018 and 2017. In addition, there were no changes in valuation techniques or transfers between the fair value measurement levels during the three months ended March 31, 2018. The fair value of Level 2 instruments classified as marketable securities were determined through third party pricing services. For a description of the Company’s validation procedures related to prices provided by third party pricing services, refer to Note 2,“Summary of Significant Accounting Policies: Fair Value Measurements”, to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017. The carrying amounts reflected in the Company’s consolidated balance sheets for cash, collaboration receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Cash, Cash Equivalents and Marketable Securities

The Company’s cash equivalents are composed of money market funds and overnight repurchase agreements. Money market funds are carried at fair value, which approximate cost at March 31, 2018 and December 31, 2017. Overnight repurchase agreement yields are comparable to money market funds where principal and interest on the instruments is due the next day.

The Company classifies corporate debt securities, commercial paper and asset-backed securities as short-term and long-term marketable securities in its consolidated financial statements. See Note 2, “Summary of Significant Accounting Policies: Cash, Cash Equivalents and Marketable Securities”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the Company’s accounting policies.

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of March 31, 2018 and December 31, 2017 (in thousands):

As of March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$88,226	$—	$—	$88,226
U.S. government-sponsored enterprise securities due in one year or less	15,524	—	(5)	15,519
Corporate debt securities due in one year or less	132,802	—	(366)	132,436
Corporate debt securities due in more than one year	17,894	—	(120)	17,774
Certificates of deposit due in one year or less	16,536	—	(15)	16,521
Commercial paper obligations due in one year or less	50,510	20	(3)	50,527
Asset-backed securities due in one year or less	20,744	—	(73)	20,671
Asset-backed securities due in more than one year	4,347	—	(13)	4,334
Total	$346,583	$20	$(595)	$346,008

Reported as:
Cash and cash equivalents	$88,226	$—	$—	$88,226
Marketable securities	258,357	20	(595)	257,782
Total	$346,583	$20	$(595)	$346,008

As of December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$73,651	$—	$—	$73,651
U.S. government-sponsored enterprise securities due in one year or less	18,186	—	(5)	18,181
Corporate debt securities due in one year or less	118,541	3	(115)	118,429
Corporate debt securities due in more than one year	30,487	1	(43)	30,445
Certificates of deposit due in one year or less	6,501	—	—	6,501
Certificates of deposit due in more than one year	1,297	—	(4)	1,293
Commercial paper obligations due in one year or less	108,573	65	(8)	108,630
Asset-backed securities due in one year or less	17,307	—	(30)	17,277
Asset-backed securities due in more than one year	5,487	—	(4)	5,483
Total	$380,030	$69	$(209)	$379,890

Reported as:
Cash and cash equivalents	$73,651	$—	$—	$73,651
Marketable securities	306,379	69	(209)	306,239
Total	$380,030	$69	$(209)	$379,890

Cash, Cash Equivalents, and Restricted Cash

The following tables summarize the Company’s cash, cash equivalents and restricted cash as of March 31, 2018 and March 31, 2017 (in thousands):

	As of March 31, 2018	As of March 31, 2017
Cash and cash equivalents	$88,226	$260,487
Restricted cash, current portion	2,412	—
Restricted cash, long-term	20,620	21,761
Total	$111,258	$282,248

Treasury Stock

Treasury stock represents common stock currently owned by the Company as a result of shares withheld from the vesting of performance-based restricted common stock to satisfy minimum tax withholding requirements.

Comprehensive Loss

Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss includes net loss and the change in accumulated other comprehensive loss for the period. Accumulated other comprehensive loss consists entirely of unrealized gains and losses on available-for-sale marketable securities for all periods presented.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which simplifies certain elements of cash flow classification. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2017. The adoption of this ASU on January 1, 2018 did not have a material impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, or ASU 2016-18. The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The retrospective adoption of ASU 2016-18 in the first quarter of 2018 resulted in $21.8 million of restricted cash being included in cash, cash equivalents and restricted cash balances on the statement of cash flows for the period ended March 31, 2017. The Company included the necessary reconciliation above.

3. Restricted Cash

The Company designated $17.5 million as collateral for a security bond posted in the litigation against Amphastar and International Medical Systems, Ltd., a wholly owned subsidiary of Amphastar Pharmaceuticals, Inc. Additional information regarding the litigation is discussed within Note 14, "Commitments and Contingencies" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The $17.5 million is held in an escrow account by Hanover Insurance. The Company classified this restricted cash as long-term as the timing of a final decision in the Enoxaparin Sodium Injection patent litigation is not known.
The following table summarizes the amounts designated as collateral for letters of credit related to the lease of office and laboratory space in Cambridge, Massachusetts (collateral amounts are presented in thousands).

Property Location	Approximate Square Footage	Lease Expiration Date	Letter of Credit Amount	Balance Sheet Classification
675 West Kendall Street	78,500	4/30/2018	2,412	Current Asset
320 Bent Street	105,000	2/28/2027	748	Non-Current Asset
301 Binney Street, Fifth Floor	80,000	6/29/2025	1,101	Non-Current Asset
301 Binney Street, Fourth Floor	52,000	3/31/2028	1,271	Non-Current Asset
Total			$5,532

4. License Agreements and Collaborative Agreements

Contracts with Customers

2003 Sandoz Agreement

In 2003, the Company entered into a license agreement with Sandoz, or the 2003 Sandoz Agreement, to jointly develop, manufacture and commercialize enoxaparin sodium injection, a generic version of LOVENOX® (enoxaparin), in the United States, the licensed product. The Company and Sandoz agreed to exclusively work with each other to develop and commercialize the enoxaparin sodium injection for any and all medical indications within the United States. In addition, the Company granted Sandoz an exclusive license under its intellectual property rights to develop and commercialize injectable enoxaparin for all medical indications within the United States.

The term of the agreement extends throughout the development and commercialization of the products until the last sale of the products, unless earlier terminated by either party. Either party may terminate the agreement if the other party breaches the agreement or files for bankruptcy. Additionally, Sandoz may terminate the agreement for commercial viability reasons.

Sandoz has agreed to indemnify the Company for various claims, and a certain portion of such costs may be offset against certain future payments received by the Company.

Sandoz began selling the licensed product in July 2010. In June 2015, the Company and Sandoz amended the agreement to provide that Sandoz would pay the Company 50% of contractually defined profits on sales. Due to increased generic competition and resulting decreased market pricing for the licensed product, Sandoz did not record any profit on sales of the licensed product in the three months ended March 31, 2018 and 2017, and therefore the Company did not record product revenue for the licensed product in those periods. The Company is no longer eligible to receive milestones under the agreement.

The Company concluded that the license agreement is within the scope of Topic 606. As of January 1, 2018, the Company has completed its performance obligations under the contract. The Company continues to be eligible to receive contractual profit share on Sandoz’ sales of the licensed product, which is recorded as product revenue. The Company recognizes revenue for profit share in the period the related sales occur. The Company recognizes research and development revenue related to on-going commercial services under the contract as those services are delivered, as they represent customer options for future services that reflect their standalone selling price. The adoption of Topic 606 had no impact on the accounting for this license agreement.

2006 Sandoz Agreement

In 2006 and 2007, the Company entered into a series of agreements with Sandoz, or the 2006 Sandoz Agreement, where the Company and Sandoz agreed to exclusively collaborate on the development and commercialization of GLATOPA 20 mg/mL and 40 mg/mL, collectively GLATOPA, a generic version of COPAXONE, among other potential products. Costs, including development costs and the costs of clinical studies, will be borne by the parties in varying proportions depending on the type of expense. For GLATOPA, the Company is generally responsible for all of the development costs in the United States. For GLATOPA outside of the United States, the Company shares development costs in proportion to its profit sharing interest. The Company is reimbursed for personnel costs and external costs incurred in the development of products to the extent development costs are borne by Sandoz, as described above. All commercialization costs are borne by Sandoz. With respect to GLATOPA, Sandoz is responsible for funding legal expenses, except for personnel costs with respect to certain legal activities for GLATOPA; however 50% of legal expenses, including any patent infringement damages, can be offset against the profit-sharing amounts. Development costs, commercialization costs and legal costs have defined meanings under the agreement.

The term of the agreement extends throughout the development and commercialization of the products until the last sale of the products, unless earlier terminated by either party. The agreement may be terminated if either party breaches the agreement or files for bankruptcy, or, on a region-by-region basis, in the event clinical studies are needed in order to obtain marketing approval. Sandoz has agreed to indemnify the Company for various claims, and a certain portion of such costs may be offset against certain future payments received by the Company.

Sandoz commenced sales of GLATOPA 20 mg/mL in the United States in June 2015 and of GLATOPA 40 mg/mL in the United States in February 2018. Under the agreement, the Company earns 50% of contractually defined profits on Sandoz' worldwide net sales of GLATOPA. Profits on net sales of GLATOPA are calculated by deducting from net sales the costs of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of GLATOPA net sales, and post-launch commercial milestones achieved.

Following FDA approval of Mylan N.V.'s generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL, which Mylan N.V. announced in October 2017, the Company is no longer eligible to earn $80 million in future post-launch commercial milestones; however, the Company is still eligible to receive up to $30 million in sales-based milestones for GLATOPA in the United States. None of these payments, once received, is refundable and there are no general rights of return.

On October 4, 2017, the Company and Sandoz entered into a letter agreement, pursuant to which the Company agreed to reduce its 50% share of contractually defined profits on worldwide net sales of GLATOPA by up to an aggregate of approximately $9.8 million, commencing in the first quarter of 2018, representing 50% of GLATOPA 40 mg/mL pre-launch inventory costs. In the first quarter of 2018, the Company's product revenue was reduced by $9.8 million for the Company’s 50% share of GLATOPA 40 mg/mL inventory written off by Sandoz, consistent with the timing agreed to in the letter agreement.

The Company concluded that the license agreement is within the scope of Topic 606. As of January 1, 2018, the Company has completed its performance obligations under the contract. The Company continues to be eligible to receive contractual profit share on Sandoz’ sales of GLATOPA, which is recorded as product revenue. The Company recognizes revenue for profit share in the period the related sales occur. The Company recognizes research and development revenue related to on-going commercial services under the agreement as those services are delivered, as they represent customer options for future services that reflect their standalone selling price. The adoption of Topic 606 had no impact on the accounting for this license agreement.

Collaborative Arrangements

Mylan Collaboration Agreement

The Company and Mylan entered into a collaboration agreement, or the Mylan Collaboration Agreement, effective February 9, 2016, pursuant to which the Company and Mylan agreed to collaborate exclusively, on a worldwide basis, to develop, manufacture and commercialize six of the Company’s biosimilar candidates.

Under the agreement, the Company granted Mylan an exclusive license under the Company’s intellectual property rights to develop, manufacture and commercialize the product candidates for all therapeutic indications, and Mylan granted the Company a co-exclusive license under Mylan’s intellectual property rights for the Company to perform its development and manufacturing activities under the product work plans agreed by the parties, and to perform certain commercialization activities to be agreed by the joint steering committee for such product candidates if the Company exercises its co-commercialization option described below.

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

The term of the collaboration will continue throughout the development and commercialization of the product candidates, on a product-by-product and country-by-country basis, until development and commercialization by or on behalf of the Company and Mylan pursuant to the agreement has ceased for a continuous period of two years for a given product candidate in a given country, unless earlier terminated by either party pursuant to the terms of the agreement.

The agreement may be terminated by either party for breach by, or bankruptcy of, the other party; for its convenience; or for certain activities involving competing products or the challenge of certain patents. Other than in the case of a termination for convenience, the terminating party will have the right to continue the development, manufacture and commercialization of the terminated products in the terminated countries. In the case of a termination for convenience, the other party will have the right to continue. If a termination occurs, the licenses granted to the non-continuing party for the applicable product will terminate for the terminated country. Subject to certain terms and conditions, the party that has the right to continue the development or commercialization of a given product candidate may retain royalty-bearing licenses to certain intellectual property rights, and rights to certain data, for the continued development and sale of the applicable product in the country or countries for which termination applies.

The Mylan agreement is accounted for as a collaboration arrangement pursuant to Topic 808. The Company’s accounting policy for collaborations analogizes to Topic 606, primarily in determining the appropriate recognition for the upfront license fee and other consideration.

Upfront Payments for License of Intellectual Property

The Company identified the following material promises under the contract: (i) licenses to develop, manufacture and commercialize the named product candidates (six product candidates in total) and (ii) research and development services through FDA approval for each of the six product candidates. The Company’s participation in the joint steering committee was assessed as immaterial in the context of the contract. As the licenses for each of the products and the related research and development services for each of the product candidates are not capable of being distinct and are not distinct within the context of the contract, the Company concluded that each of the six bundles of a product license and the related research and development services through FDA approval should be combined as performance obligations. The Company next assessed whether each of the six bundles of a particular product license and the related research and development services is distinct from each other. The Company concluded that each of the six license and research and development services bundles is capable of being distinct, as Mylan can obtain benefit from each separately, and each is distinct within the context of the contract. Therefore, each of the six license and service bundles individually represent distinct performance obligations.

The Company determined that the upfront payment constituted the entirety of the consideration to be included in the transaction price to be allocated to the performance obligations at contract inception based on the stand-alone selling prices for each of the six license and service performance obligations. For the licenses, the relative stand-alone selling prices were based on an analysis of its existing license arrangements and other available data, with consideration given to the products’ stage of development at the time the licenses were delivered. The stand-alone selling prices of the research and development services were based on the nature and extent of the research and development services to be performed. Changes in the key assumptions used to determine the relative stand-alone selling prices would not have a significant effect on the allocation of the transaction price to the performance obligations. Of the $45 million upfront payment, $8.2 million was allocated to M834, $7.1 million was allocated to M710, and between $5.7 million and $9.0 million was allocated to the four additional performance obligations.

The Company considered both input and output methods to determine a method that depicts its performance in transferring control of the goods and services promised. The Company concluded that costs incurred over the total estimated costs to be incurred during the period the services are delivered reflects the relative level of effort towards FDA approval, being the ultimate objective of each performance obligation, was the most appropriate measure. As of March 31, 2018, $38.4 million of the transaction price remains allocated to unsatisfied performance obligations. The license and related research and development services performance obligations are expected to be delivered over a period through estimated FDA approval of each product candidate. The pattern of recognition differs from the Company’s previous accounting policy. Refer to Note 2, "Summary of Significant Accounting Policies", for disclosure of the quantification and impact of this change as a result of adopting Topic 606.

Development milestones, sales-based milestones, and profit share related to the license of intellectual property will be recognized by analogy to the Company’s revenue accounting policies.

Collaboration Costs and Reimbursements

Collaboration costs incurred by the parties are subject to quarterly reconciliation such that the final amount of expense included in the Company's statement of operations is equal to its 50% share of the total collaboration costs. The Company classifies the payments received or made under the cost sharing provisions of the arrangement as a component of research and development or general and administrative expense accordingly to reflect the joint risk sharing nature of the arrangement. Mylan funds its 50% share of development-related collaboration costs through contingent milestone payments of up to $200 million across the six product candidates, while other shared collaboration costs are reconciled by the parties with the owing party reimbursing the other party by making quarterly payments. The Company records a contract asset to reflect a receivable due from Mylan for Mylan’s 50% share of other shared collaboration costs and a contract liability to reflect the balance of any advance payment from Mylan to be applied towards Mylan’s 50% share of future development-related collaboration costs.

CSL License and Option Agreement

The Company and CSL a wholly owned indirect subsidiary of CSL Limited, entered into a License and Option Agreement, or the CSL License Agreement, effective February 17, 2017, pursuant to which the Company granted CSL an exclusive worldwide license to research, develop, manufacture and commercialize the M230 pre-clinical product candidate, an Fc multimer protein that is a selective immunomodulator of the Fc receptor. The agreement also provides, on an exclusive basis, for the Company and CSL to conduct research on other Fc multimer proteins, and provides CSL the right to develop, manufacture and commercialize these additional research products globally. CSL's obligations under the agreement are guaranteed by its parent company, CSL Limited.

Pursuant to the terms of the agreement, CSL paid the Company a non-refundable upfront payment of $50 million. For the development and commercialization of M230, the Company is eligible to receive up to $550 million in contingent development, regulatory and sales milestone payments, and additional negotiated milestone payments for a named research stage product should that enter development. The Company is also entitled to sales-based royalty payments in percentages ranging from a mid-single digit to low-double digits for M230 and a named research stage product should that enter development and be commercialized, and royalties and development milestone payments to be negotiated for any other products developed under the agreement. Sales milestones are based on aggregated sales across M230 and any other products developed under the agreement. The Company also had the option to participate in a cost-and-profit sharing arrangement, or a co-funding option, under which the Company would fund 50% of global research and development costs and 50% of U.S. commercialization costs for all products developed pursuant to the agreement in exchange for either a 50% share of U.S. profits, or 30% share of U.S. profits, determined by the stage of development at which the Company makes such election. The Company also has the option to participate in the promotion of products under the agreement in the United States, subject to a co-promotion agreement to be negotiated with CSL. On August 28, 2017, the Company exercised its co-funding option for a 50% share of U.S. profits. As a result, royalties remain payable for territories outside of the United States, and the milestone payments for which the Company is eligible are reduced from up to $550 million to up to $297.5 million. The Company also has the right to opt-out of such arrangement at its sole discretion, which would result in milestone payments and royalties reverting to their pre-co-funded arrangement amounts.

Under the agreement, the Company granted CSL an exclusive license under its intellectual property to research, develop, manufacture and commercialize product candidates for all therapeutic indications. CSL granted the Company a non-exclusive, royalty-free license under CSL’s intellectual property for the Company's research and development activities pursuant to the agreement and the Company's commercialization activities under any co-promotion agreement with CSL. The Company and CSL formed a joint steering committee consisting of an equal number of members from the Company and CSL, to facilitate the research, development, and commercialization of product candidates.

Unless earlier terminated, the term of the agreement commences on the Effective Date, as defined in the agreement, and continues until the later of (i) the expiration of all payment obligations with respect to products under the agreement, (ii) the Company is no longer co-funding development or commercialization of any products and (iii) the Company and CSL are not otherwise collaborating on the development and commercialization of products or product candidates. CSL may terminate the agreement on a product-by-product basis subject to notice periods and certain circumstances related to clinical development. The Company may terminate the agreement under certain circumstances related to the development of M230 and if no activities are being conducted under the agreement. Either party may terminate the agreement (i) on a product-by-product basis if certain patent challenges are made, (ii) on a product-by-product basis for material breaches, or (iii) due to the other party’s bankruptcy.

Upon termination of the agreement, subject to certain exceptions, the licenses granted under the agreement terminate. In addition, dependent upon the circumstances under which the agreement is terminated, the Company or CSL has the right to continue the research, development, and commercialization of terminated products, including rights to certain data, for the continued development and sale of terminated products and, subject to certain limitations, obligations to make sales-based royalty payments to the other party.

After the Company exercised its co-funding option for a 50% share of U.S. profits, the company has accounted for the CSL agreement as a collaboration arrangement pursuant to Topic 808. The Company’s accounting policy for collaborations analogizes to Topic 606, primarily in determining the appropriate recognition for the upfront license fee and other consideration.

Upfront Payments for License of Intellectual Property

The Company identified the following material promises under the contract: (i) license to research, develop, manufacture and commercialize M230 and (ii) to perform a technology transfer to CSL. The Company’s participation in the joint steering committee and other promises were assessed as immaterial in the context of the contract. As the licenses and technology transfer are not capable of being distinct and are not distinct within the context of the contract, the Company concluded that the bundle of the licenses and technology transfer should be combined as one performance obligation. The combined performance obligation was delivered in 2017. As the $50 million upfront payment reflected the transaction price at contract inception, all revenue related to the single performance obligation was recognized prior to the date of adoption of Topic 606. Development milestones, sales-based milestones, and profit share related to the license of intellectual property will be recognized by analogy to the Company’s revenue accounting policies. No transition adjustment was recognized as a result of adopting Topic 606.

Co-funding Costs and Reimbursements

The co-funding arrangement with CSL is a cost-sharing arrangement. Reimbursement by CSL for its share of the development effort is presented as a reduction of operating expenses, and reimbursement by the Company for its share of the development effort is recorded as an incremental operating expense, consistent with the Company’s accounting policy for collaboration arrangements. Such amounts are settled quarterly amongst the parties.

License Agreement Summary

The following tables provide amounts by year indicated and by line item included in the Company's accompanying consolidated financial statements attributable to transactions arising from its license arrangements. The dollar amounts in the tables below are in thousands.

	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Contract assets
Collaboration receivables
Opening - January 1, 2018	$406	$14,219	$423	$—	$15,048
Revenue / cost recovery	4	4,099	160	—	4,263
Receipts	(406)	(13,729)	(423)	—	(14,558)
Ending - March 31, 2018	$4	$4,589	$160	$—	$4,753

Contract liabilities
Deferred revenue:
Opening - January 1, 2018	$—	$—	$39,128	$—	$39,128
Amortization of deferred revenue	—	—	(748)	—	(748)
Ending - March 31, 2018	—	—	38,380	—	38,380
Less: current portion	—	—	(3,490)	—	(3,490)
Deferred revenue, net of current portion - March 31, 2018	$—	$—	$34,890	$—	$34,890

Collaboration liabilities:
Opening - January 1, 2018	$—	$—	$8,245	$1,013	$9,258
Payments	—	—	—	(1,013)	(1,013)
Net collaboration costs incurred in the period	—	—	(2,222)	1,865	(357)
Ending - March 31, 2018	$—	$—	$6,023	$1,865	$7,888

For the Three Months Ended March 31, 2018
Product revenue	$—	$3,521	$—	$—	$3,521
Research and development revenue	4	579	748	—	1,331
Total collaboration revenue	$4	$4,100	$748	$—	$4,852
Operating expenses:
Research and development expense	—	117	9,372	303	9,792
General and administrative expense	2,479	16	586	11	3,092
Net amount (recovered from) / payable to collaborators	—	—	(2,382)	1,865	(517)

Total operating expenses	$2,479	$133	$7,576	$2,179	$12,367

For the Three Months Ended March 31, 2017
Product revenue	$—	$23,404	$—	$—	$23,404
Research and development revenue	963	451	1,796	—	3,210
Total collaboration revenue	$963	$23,855	$1,796	$—	$26,614
Operating expenses:
Research and development expense	$1,526	$265	$12,602	$—	$14,393
General and administrative expense	4,550	24	530	—	5,104
Net amount (recovered from) / payable to collaborators	—	—	(5,722)	—	(5,722)
Total operating expenses	$6,076	$289	$7,410	$—	$13,775

5. Share-Based Payments

Share-Based Compensation

The table below presents share-based compensation expense for research and development as well as general and administrative expense, both of which are included in operating expenses, in the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Research and development	$1,925	$2,463
General and administrative	2,949	4,340
Total share-based compensation expense	$4,874	$6,803

The following table summarizes share-based compensation expense recorded in each of the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Stock options	$2,076	$2,606
Restricted stock awards and restricted stock units	2,700	4,077
Employee stock purchase plan	98	120
Total share-based compensation expense	$4,874	$6,803

During the three months ended March 31, 2018, the Company granted 197,500 options to an employee. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions are noted in the table below. The weighted average grant date fair value of option awards granted during the three months ended March 31, 2018 and 2017 was $8.05 per option and $9.49 per option, respectively.

The following tables summarize the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Expected volatility	48%	54%	49%	57%
Expected dividends	—	—	—	—
Expected life (years)	6.1	5.7	0.5	0.5
Risk-free interest rate	2.7%	2.1%	1.4%	0.5%

Since April 13, 2016, the Company has awarded 1,785,600 shares of performance-based restricted stock to its employees. The vesting of the shares is subject to the Company achieving up to two of three possible performance milestones on or before April 13, 2019. Upon achieving each of the first and second milestones, 25% of the shares will vest on the later of the milestone achievement date and the first anniversary of the grant date, and an additional 25% of the shares will vest on the one year anniversary of such achievement date, subject to a requirement that recipients remain employees through each applicable vesting date. Each quarter, the Company evaluates the probability of achieving the milestones on or before April 13, 2019, and its estimate of the implicit service period over which the fair value of the awards will be recognized and expensed. As a result of discontinuing its necuparanib program in 2016, the Company determined that only two of the three performance milestones are possible to achieve prior to April 13, 2019. In the first quarter of 2018, one of the two available performance milestones was met and 25% of the awards vested. The Company is expensing the fair value of the shares expected to vest over the implicit service period using the accelerated attribution method. For the three months ended March 31, 2018, the Company recognized approximately $0.6 million of stock-based compensation costs related to these awards.

In the three months ended March 31, 2018, the Company awarded 998,657 shares of time-based restricted stock units to its employees. The time-based restricted stock units vest as to 50% on the one year anniversary of the grant date and as to 50% on the second anniversary of the grant date. Time-based awards are generally forfeited if the employment relationship terminates with the Company prior to vesting, except as provided in the Company's Equity Award Retirement Policy.

6. Commitments and Contingencies

Operating Leases

The Company leases office space and equipment under various operating lease agreements. See Note 14 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the Company’s operating lease agreements.

Total operating lease commitments as of March 31, 2018 are as follows (in thousands):

April 1 to December 31, 2018	$14,189
2019	18,848
2020	19,380
2021	19,856
2022	20,319
2023 and beyond	82,541
Total future minimum lease payments	$175,133

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

GLATOPA 40 mg/mL-Related Litigation

On September 10, 2014, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed a suit against the Company and Sandoz in the United States District Court for the District of Delaware in response to the filing by Sandoz of the Abbreviated New Drug Application, or ANDA, with a Paragraph IV certification for GLATOPA 40 mg/mL. The suit initially alleged infringement related to two Orange Book-listed patents for COPAXONE 40 mg/mL, each expiring in 2030, and sought declaratory and injunctive relief prohibiting the launch of the Company's product until the last to expire of these patents. In April 2015, Teva and Yeda filed an additional suit against the Company and Sandoz in the United States District Court for the District of Delaware alleging infringement related to a third Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in March 2015 and expires in 2030. In May 2015, this suit was consolidated with the initial suit that was filed in September 2014. In November 2015, Teva and Yeda filed a suit against the Company and Sandoz in the United States District Court for the District of Delaware alleging infringement related to a fourth Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in October 2015 and expires in 2030. In December 2015, this suit was also consolidated with the initial suit that was filed in September 2014. Teva and Yeda seek declaratory and injunctive relief prohibiting the launch of GLATOPA 40 mg/mL until the expiration of the patents at issue. On January 30, 2017, the District Court found the four patents to be invalid due to obviousness. In February 2017, Teva and Yeda appealed the District Court's January 30, 2017, decision to the U.S. Court of Appeals for the Federal Circuit, or CAFC. Briefing was completed in the third quarter of 2017. Oral argument was held on May 1, 2018, at the CAFC. A decision is pending.

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

In July 2013, the District Court granted a motion by Amphastar and Actavis for summary judgment. The Company filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, which the CAFC denied in May 2014. On November 10, 2015, the CAFC affirmed the District Court summary judgment decision with respect to Actavis, reversed the District Court summary judgment decision with respect to Amphastar, and remanded the case against Amphastar to the District Court. On January 11, 2016, Amphastar filed a petition for rehearing by the CAFC, which was denied on February 17, 2016. On May 17, 2016, Amphastar filed a petition for writ of certiorari for review of the CAFC decision by the United States Supreme Court, which was denied on October 3, 2016. In April 2017, the Company, Sandoz and Actavis, or the Settling Parties, settled and signed reciprocal releases of all claims, and filed a voluntary stipulation with the District Court, pursuant to which the Settling Parties stipulated and agreed to dismiss with prejudice all claims and counterclaims among the Settling Parties, without fees or costs to any party, and with the Settling Parties waiving any and all right of appeal. The District Court trial was held in July 2017, and the jury verdict found the Company's patent to be infringed, but invalid and unenforceable. In February 2018, the District Court confirmed the jury’s opinion that the patent was infringed but invalid, and narrowed the jury’s recommendation on unenforceability by finding the patent to be unenforceable against only one of the two infringing methods used by Amphastar. On March 20, 2018, the District Court entered its final judgment affirming its February 2018 rulings. On March 27, 2018, the Company and Sandoz filed a notice of appeal of the final judgment with the CAFC. The appeal has been docketed and opening briefs are due May 29, 2018. In the event that the Company is not successful in further appeal or prosecution or settlement of this action against Amphastar, and Amphastar is able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. The Company posted $17.5 million as collateral for the security bond and classified the collateral as restricted cash in its consolidated balance sheet. On March 23, 2018, Amphastar filed a motion to enforce liability on the security bond with the District Court. On April 3, 2018, the Company and Sandoz filed an emergency motion to defer consideration of Amphastar's motion to enforce liability on the security bond pending exhaustion of appeals. On April 17, 2018, Amphastar filed an opposition to the Company's emergency motion and on April 23, 2018, the Company and Sandoz filed a reply to Amphastar's opposition. All motions are pending. Litigation involves many risks and uncertainties, and there is no assurance that the Company or Sandoz will prevail in this patent enforcement suit.

On September 17, 2015, Amphastar filed a complaint against the Company and Sandoz in the United States District Court for the Central District of California. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, the Company and Sandoz sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal and California anti-trust laws and California unfair business laws. Amphastar is seeking unspecified damages and fees. In December 2015, the Company and Sandoz filed a motion to dismiss and a motion to transfer the case. In January 2016, the case was transferred to the United States District Court for the District of Massachusetts. In February 2016, Amphastar filed a writ of mandamus with the United States Court of Appeals for the Ninth Circuit requesting that the court reverse and review the District Court's grant of transfer and in May 2016, the writ requested by Amphastar was denied. On July 27, 2016, the Company's and Sandoz' motion to dismiss was granted by the District Court, and the case was dismissed. On August 25, 2016, Amphastar filed a notice of appeal from the dismissal with the United States Court of Appeals for the First Circuit. Briefing was completed in December 2016, and oral argument was held on February 9, 2017. On March 6, 2017, the United States Court of Appeals for the First Circuit reversed the District Court’s dismissal and remanded the case to the District Court for further proceedings. On April 6, 2017, the District Court held a scheduling conference to provide dates for the remanded case, and on April 20, 2017, the Company and Sandoz filed a renewed motion to dismiss which was denied by the District Court on March 20, 2018. On April 27, 2018, the Company and Sandoz filed with the District Court a motion for certification of an interlocutory appeal and motion for reconsideration of the District Court's denial of the Company's motion to dismiss. Amphastar has filed an opposition to the motion and the motion is pending. A trial is scheduled for September 2019.

On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against the Company and Sandoz in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic Enoxaparin Sodium Injection. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, the Company and Sandoz sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and unspecified damages and fees. In December 2015, the Company and Sandoz filed a motion to dismiss and a motion to transfer the case to the United States District Court for the District of Massachusetts. On March 21, 2017, the United States District Court for the Middle District of Tennessee dismissed NGH’s claim for damages against the Company and Sandoz, but allowed the case to move forward, in part, for NGH’s claims for injunctive and declaratory relief. In the same opinion, the United States District Court for the Middle District of Tennessee denied the Company's motion to transfer. On June 9, 2017, NGH filed a motion to amend its complaint to add a new named plaintiff, the American Federation of State, County and Municipal Employees District Council 37 Health & Security Plan, or DC37. NGH and DC37 seek to assert claims for damages under the laws of more than 30 different states, on behalf of a putative class of indirect purchasers of Lovenox or generic enoxaparin. On June 30, 2017, the Company and Sandoz filed a brief opposing the motion to amend the complaint. On December 14, 2017, the Court granted NGH's motion to amend. In January 2018, the Company and Sandoz filed three motions to dismiss the amended complaint. While the outcome of litigation is inherently uncertain, the Company believes this suit is without merit, and intend to vigorously defend itself in this litigation.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. Although we were profitable in fiscal years 2010 and 2011, since that time we have been incurring operating losses and we expect to incur annual operating losses over the next several years as we advance our drug development portfolio. As of March 31, 2018, we had an accumulated deficit of approximately $615.4 million. We will need to generate significant revenue to return to profitability. We expect that our return to profitability, if at all, will most likely come from the commercialization of the products in our drug development portfolio.

Complex Generics

GLATOPA® (glatiramer acetate injection) 20 mg/mL—Generic Once-daily COPAXONE® (glatiramer acetate injection) 20 mg/mL

In April 2015, the Food and Drug Administration, or the FDA, approved the Abbreviated New Drug Application, or ANDA, for GLATOPA 20 mg/mL, a generic equivalent of once-daily COPAXONE 20 mg/mL. GLATOPA 20 mg/mL was the first "AP" rated, substitutable generic equivalent of once-daily COPAXONE. Sandoz commenced sales of GLATOPA 20 mg/mL in June 2015. Under our 2006 collaboration agreement with Sandoz, or the 2006 Sandoz Agreement, we earn 50% of contractually defined profits on GLATOPA 20 mg/mL sales.

In October 2017, Mylan N.V. announced the launch of its generic equivalents of once-daily COPAXONE 20 mg/mL and three-times-weekly COPAXONE 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Additionally, as a result of Mylan N.V.’s and our launches of generic equivalents of COPAXONE 40 mg/mL, the market and contractual profit share revenue of GLATOPA 20 mg/mL may be reduced by an accelerated conversion of patients from once-daily 20 mg/mL glatiramer acetate injection to three-times-weekly 40 mg/mL glatiramer acetate injection due to lower pricing in that market. As of the end of the first quarter of 2018, Teva’s three-times-weekly COPAXONE 40 mg/mL and Mylan N.V.’s three-times-weekly generic equivalent product accounted for approximately 83% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.

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

On January 30, 2017, the District Court for the District of Delaware found invalid four Orange Book-listed patents related to COPAXONE 40 mg/mL that we were alleged to have infringed. Three of these patents had previously been found invalid in August 2016 by the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, or PTAB, in an Inter Partes Review filed by an unrelated third party. In February 2017, Teva and Yeda appealed the District Court's January 30, 2017 decision to the U.S. Court of Appeals for the Federal Circuit. Briefing was completed in the third quarter of 2017 and a decision is pending oral argument. This and other legal proceedings related to GLATOPA 40 mg/mL are described under "Part II. Item 1. Legal Proceedings - GLATOPA 40 mg/mL-Related Proceedings."

GLATOPA refers to GLATOPA 20 mg/mL and GLATOPA 40 mg/mL, collectively.

Enoxaparin Sodium Injection—Generic LOVENOX®

Under our amended 2003 collaboration agreement with Sandoz, or the 2003 Sandoz Agreement, Sandoz is obligated to pay us 50% of contractually defined profits on sales of Enoxaparin Sodium Injection. Due to increased generic competition and resulting decreased market pricing for generic enoxaparin sodium injection products, we expect any future revenues from Sandoz's sales of Enoxaparin Sodium Injection will be minimal.

Biosimilars

M923—Biosimilar HUMIRA® (adalimumab) Candidate

In November 2016, we announced that the confirmatory, randomized, double-blind, multi-center, global study evaluating the efficacy, safety and immunogenicity of M923 in adult patients with moderate-to-severe chronic plaque psoriasis met its primary endpoint. Patients received up to 48 weeks treatment with M923, HUMIRA, or HUMIRA alternating with M923. The proportion of subjects who achieved the primary endpoint, at least 75% reduction in the Psoriasis Area and Severity Index, or PASI-75, following 16 weeks of treatment, was equivalent between M923 and HUMIRA. The estimated difference in responders was well within the pre-specified confidence interval, confirming equivalence. Equivalence was also achieved for all secondary efficacy endpoints, including the achievement of PASI-50, PASI-90, proportion achieving clear or near-clear skin, and change from baseline in absolute PASI score. Adverse events were comparable in terms of type, frequency, and severity, and were consistent with the published safety data for HUMIRA. Due to unexpectedly high enrollment rates, additional patients to those included in the interim analysis were enrolled in the study. These patients will be included in the regulatory submission.

The timing of the first regulatory submission for marketing approval for M923 in the United States is dependent on the outcome of our ongoing strategic review. We expect that U.S. market formation for biosimilar versions of HUMIRA will likely be in the 2022-2023 time frame, subject to marketing approval, patent considerations and litigation timelines.

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

ORENCIA's composition of matter patents expire in the United States in 2019. We are currently involved in legal proceedings aimed at invalidating Bristol-Myers Squibb’s formulation patent on ORENCIA. This proceeding is further discussed below under "Part II. Item 1. Legal Proceedings -- M834-Related Proceedings."

M710—Biosimilar EYLEA® (aflibercept) Candidate

M710 is being developed in collaboration with Mylan. On January 3, 2018, we announced the development strategy for M710. We and Mylan plan to start up the pivotal clinical trial in patients in the first half of 2018. This trial is randomized, double-blind, active-control, multi-center study in patients with diabetic macular edema to compare the safety, efficacy and immunogenicity of M710 with EYLEA. Subject to development, marketing approval and patent considerations, we expect U.S. market formation for biosimilar versions of EYLEA will likely be in the 2023 time frame.

Other Biosimilar Candidates

The Mylan collaboration also includes four other biosimilar candidates from our portfolio, in addition to M834 and M710. Under our collaboration agreement with Mylan, or the Mylan Collaboration Agreement, we and Mylan will share equally costs and profits (losses) related to these earlier stage product candidates. We and Mylan will share development and manufacturing responsibilities across product candidates, and Mylan will lead commercialization of the products, if approved.

In January 2018, we announced that we have begun a strategic review to address funding challenges and revenue uncertainty related to our biosimilar programs. Potential management actions include establishing new collaborations across the portfolio, implementing additional cost reduction strategies, slowing the pace of future biosimilar program development and the potential sale of certain biosimilar assets. Pending a decision to undertake any strategic alternatives, we are continuing development and collaboration activities for our biosimilar programs in accordance with our current strategy while focusing on managing our cash position. We expect to complete this strategic review by the end of the second quarter of 2018. We can provide no assurance that any strategic alternative we pursue will have a positive impact on our results of operations or financial condition.

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

A Phase 1 randomized, double-blind, placebo-controlled study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of M281 in normal healthy volunteers was initiated in June 2016. In January 2018, we announced the full results of the Phase 1 study. The single ascending dose, or SAD, portion of the study enrolled five cohorts with a total of 34 healthy adult volunteers and showed that a single dose of M281 achieved up to an 80% reduction of circulating IgG antibodies. The multiple ascending dose, or MAD, portion of the study assessed M281 in two cohorts, administered in four weekly doses to 16 healthy adult volunteers and showed predictable pharmacokinetics, and commensurate, controllable and reproducible reductions in circulating IgG. The data showed greater than 80% reduction in circulating IgG antibodies with a mean reduction of 84%. M281 was well tolerated at all dose levels and no serious adverse events or unexpected safety findings were observed in either portion of the study. We are targeting two proof of concept clinical trials in the second half of 2018.

M230 (CSL730) - Recombinant Fc Multimer Candidate

M230 is a novel recombinant trivalent human IgG1 Fc multimer containing three IgG Fc regions joined carefully to maximize activity. Nonclinical data have shown that M230 enhances the molecules' avidity and affinity for the Fc receptors matching the potency and efficacy of IVIg at significantly lower doses.

Pursuant to the collaboration agreement with CSL Behring Recombinant Facility AG (CSL), or the CSL Collaboration Agreement, effective February 17, 2017, we granted CSL an exclusive worldwide license to research, develop, manufacture and commercialize M230. On August 28, 2017, we exercised our 50% co-funding option, which is discussed further in Note 4, "License Agreements and Collaborative Agreements - CSL Collaboration Agreement". CSL initiated a Phase I study for M230 in normal healthy volunteers in January 2018.

M254 - hsIVIg Candidate

M254 is a hyper-sialylated immunoglobulin designed as a high potency alternative for intravenous immunoglobulin (IVIg), a therapeutic drug product that is manufactured using pooled, human immunoglobulin G, or IgG, antibodies purified from blood plasma. IVIg is used to treat several inflammatory diseases, including idiopathic thrombocytopenic purpura, and chronic inflammatory demyelinating polyneuropathy. If approved, M254 has the potential to remediate the limitations of IVIg because sialylation of the Fc region of IgG has been seen to augment the anti-inflammatory attributes of IVIg. We expect to complete the IND-enabling toxicology study and to initiate a clinical study in the second half of 2018. We continue to identify and explore potential collaboration opportunities to further develop and commercialize this product candidate.

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

Product revenue includes our contractually defined profits earned on Sandoz’ sales of GLATOPA and Enoxaparin Sodium Injection. Research and development revenue generally consists of amounts earned by us under our collaborations for development, regulatory and commercial milestones; reimbursement of research and development services and reimbursement of development costs; and recognition of upfront payments.

The following data summarizes our collaboration revenues for the periods indicated.

	Three Months Ended March 31,
	2018	2017
Collaboration revenue:	(in thousands)	(in thousands)
Product revenue	$3,521	$23,404
Research and development revenue	1,331	3,210
Total collaboration revenue	$4,852	$26,614

Product Revenue

GLATOPA

Sandoz commenced sales of GLATOPA 20 mg/mL in the United States in June 2015 and GLATOPA 40 mg/mL in February 2018. We earn 50% of contractually defined profits on Sandoz’ sales of GLATOPA. Pursuant to the letter agreement dated October 4, 2017 between Sandoz and us, we agreed to reduce our 50% contractual profit share, commencing in the first quarter of 2018, by up to an aggregate of approximately $9.8 million, representing 50% of potential GLATOPA 40 mg/mL pre-launch inventory costs. The following table presents GLATOPA product revenue by period.

	Three Months Ended March 31,		Change period over period
	2018	2017	2018 compared to 2017
	(in thousands)	(in thousands)	(in thousands)	(%)
GLATOPA	$3,521	$23,404	$(19,883)	(85)%

The decrease in GLATOPA product revenue of $19.9 million, or 85%, from the three months ended March 31, 2017 to the three months ended March 31, 2018 was primarily due to lower net sales of GLATOPA 20 mg/mL driven by Mylan N.V.'s entry into the COPAXONE market and a $9.8 million deduction in the first quarter of 2018 for our 50% share of GLATOPA 40 mg/mL inventory written off by Sandoz, consistent with the timing agreed to in the letter agreement.

We estimate that the number of prescriptions for GLATOPA 20 mg/mL currently represents approximately 40% of the once-daily 20 mg/mL U.S. glatiramer acetate market.

In October 2017, Mylan N.V. announced the launch of its generic equivalents of once-daily COPAXONE 20 mg/mL and three-times-weekly COPAXONE 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Additionally, as a result of Mylan N.V.’s and our launches of generic equivalents of COPAXONE 40 mg/mL, the market and contractual profit share revenue of GLATOPA 20 mg/mL may be reduced by an accelerated conversion of patients from once-daily 20 mg/mL glatiramer acetate injection to three-times-weekly 40 mg/mL glatiramer acetate injection due to lower pricing in that market. As a result of Mylan N.V.’s launch of its generic equivalent of three-times-weekly COPAXONE 40 mg/mL in October, 2017 we expect the potential market share, price and contractual profit share revenue available for GLATOPA 40 mg/mL to be reduced. As of the end of the first quarter of 2018, Teva’s three-times-weekly COPAXONE 40 mg/mL and Mylan N.V.’s three-times-weekly generic equivalent product accounted for approximately 83% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.

Enoxaparin Sodium Injection—Generic LOVENOX®

Effective April 1, 2015, we began to earn 50% of contractually defined profits on Sandoz' sales of Enoxaparin Sodium Injection. A portion of Enoxaparin Sodium Injection development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, are offset against profit-sharing amounts, royalties and milestone payments.

Due to increased generic competition and resulting decreased market pricing for generic enoxaparin sodium injection products, Sandoz did not record a profit on sales of Enoxaparin Sodium Injection in the periods presented and we do not anticipate significant Enoxaparin Sodium Injection product revenue in the future.

Research and Development Revenue

Research and development revenue generally consists of amounts earned by us under our collaborations for technical development, regulatory and commercial milestones; reimbursement of research and development services and reimbursement of development costs under our collaborative arrangements; and recognition of upfront arrangement consideration.

Research and development revenue was $1.3 million and $3.2 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in research and development revenue of $1.9 million, or 59%, from the three months ended March 31, 2017 to the three months ended March 31, 2018 was driven by lower revenue recognized from the Mylan upfront payment as compared to the amount recognized in the 2017 period and lower reimbursable expenses for our complex generic programs. Prior to January 1, 2018, we applied a straight-line method to recognize the Mylan upfront payment as revenue through the expected date of FDA approval for each product candidate. Effective January 1, 2018, we use a proportional performance method to recognize the upfront payment using costs incurred over total costs expected to be incurred during the period the services are delivered.

Operating Expenses

The following table summarizes our operating expenses for the periods indicated, together with the changes period over period.

	Three Months Ended March 31,				Change period over period
	2018	% of Total Operating Expenses	2017	% of Total Operating Expenses	2018 compared to 2017
	(in thousands)	(%)	(in thousands)	(%)	(in thousands)	(%)
Operating expenses:
Research and development	$33,242	62%	$36,101	61%	$(2,859)	(8)%
General and administrative	20,612	38%	23,105	39%	(2,493)	(11)%
Total operating expenses	$53,854	100%	$59,206	100%	$(5,352)	(9)%

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

Research and development expense for the three months ended March 31, 2018 was $33.2 million, compared with $36.1 million for the three months ended March 31, 2017. The decrease of $2.9 million, or 8%, from the three months ended March 31, 2017 to the three months ended March 31, 2018 was primarily due to a decrease in external R&D expense for CRO and CMO spend of $10.9 million partially offset by increases of $5.3 million in cost sharing payments under our collaborations and $2.7 million in facility and related expenses.

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

The following table sets forth research and development costs for our principal programs by product area for the three months ended March 31, 2018 and 2017. The figures in the table include GLATOPA and Enoxaparin Sodium Injection research and development costs incurred by us and reimbursed by Sandoz. For our cost sharing arrangements with Mylan and CSL, we have also included our share of costs incurred by Mylan and CSL, including costs for full-time equivalents. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of	Three Months Ended March 31,
	March 31, 2018	2018	2017
		(in thousands)	(in thousands)
External Costs Incurred by Product Area:
Complex Generics(1)	(1)	$117	$1,791
Biosimilars	Various(2)	3,919	8,793
Novel Therapeutics	Various(3)	6,493	5,445
Internal Costs		22,713	20,072
Total Research and Development Expenses		$33,242	$36,101

(1)
Includes external costs for GLATOPA and Enoxaparin Sodium Injection. In July 2010, the first ANDA for Enoxaparin Sodium Injection was approved by the FDA, and Sandoz launched the product. In April 2015, the FDA approved the ANDA for once-daily GLATOPA 20 mg/mL. Sandoz launched GLATOPA 20 mg/mL in June 2015. In February 2018, the FDA approved the ANDA for three-times-weekly GLATOPA 40 mg/mL, and Sandoz launched the product. For more information on GLATOPA 40 mg/mL, see "—Overview—Complex Generics—GLATOPA® 40 mg/mL—Generic Three-times-weekly COPAXONE® (glatiramer acetate injection) 40 mg/mL."

(2)
Biosimilars include M923, a biosimilar candidate of HUMIRA® (adalimumab), M834, a biosimilar candidate of ORENCIA® (abatacept), M710, a biosimilar candidate of EYLEA® (aflibercept), as well as four other biosimilar candidates. In January 2018, we announced that the Biologics License Application for M923 is prepared to be filed with the FDA. We completed a Phase 1 clinical trial of M834 and in November 2017 we announced that M834 did not meet its primary pharmacokinetic endpoints in its trial. For M710, we plan to start up the pivotal clinical trial in patients in the first half of 2018. Our other biosimilar candidates are in the discovery and process development phase.

(3)
Our novel therapeutic programs include M281, for which we completed a Phase 1 study; M230, which our licensee, CSL initiated a Phase I study in normal healthy volunteers in January 2018; M254, for which we expect to complete the IND-enabling toxicology study, commenced in 2017, and to initiate a clinical study in the second half of 2018; as well as other discovery and nonclinical stage programs.

External expenditures for complex generics decreased by $1.7 million, or 93% from the three months ended March 31, 2017 to the three months ended March 31, 2018 as we had incurred non-recurring costs in the 2017 period. External expenditures for our biosimilars programs decreased by $4.9 million, or 55%, from the three months ended March 31, 2017 to the three months ended March 31, 2018 due to a decrease in activities for M923 and M834 partially offset by increase in development of M710 and other biosimilar candidates. External costs of our novel therapeutic programs increased by $1.0 million, or 19%, from the three months ended March 31, 2017 to the three months ended March 31, 2018 driven by activities to support advancing M281 towards Phase 2 clinical trials. Finally, internal costs grew by $2.6 million, or 13%, from the three months ended March 31, 2017 to the three months ended March 31, 2018 primarily due to increased rent and other facility-related expenses.

Due to the variability in the length of time necessary to develop a product, the uncertainties related to the estimated cost of the projects and ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate cost to bring our product candidates to market are not available.

General and Administrative Expense

General and administrative expenses consist primarily of salaries, share-based compensation and other related costs for personnel in general and administrative functions, professional fees for legal and accounting services, royalty and license fees, insurance costs, allocated rent, facility and lab supplies, and depreciation expense.

For our collaboration arrangements in which the parties share in collaboration expenses for products under the arrangement (cost sharing arrangements), we record the reimbursement by the collaborator for its share of the development effort as a reduction of general and administrative expense. Our share of costs incurred by collaborators are recorded as general and administrative expense.

General and administrative expense for the three months ended March 31, 2018 was $20.6 million, compared with $23.1 million for the three months ended March 31, 2017. The decrease of $2.5 million, or 11%, from the three months ended March 31, 2017 to the three months ended March 31, 2018 was primarily driven by lower legal expenses related to our litigation.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

 Other Income, net

Other income, net includes other items of non-operating income and expense. Other income, net was $1.4 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively. The increase of $0.6 million or 75%, from the three months ended March 31, 2017 to the three months ended March 31, 2018 was caused by higher interest income due to higher average investment balances from funds raised in 2017 under the 2015 At-the-Market Agreement, or the 2015 ATM Agreement, and higher market yields on our investments.

Liquidity and Capital Resources

At March 31, 2018, we had $346.0 million in cash, cash equivalents and marketable securities and $4.8 million in collaboration receivables, which includes $3.5 million in profit share from Sandoz' sales of GLATOPA. In addition, we also held $23.0 million in restricted cash, of which $17.5 million serves as collateral for a $35 million security bond posted in the litigation against Amphastar.

We have funded our operations to date primarily through the sale of equity securities and payments received under our collaboration and license agreements, including contractual profits from Sandoz’ sales of Enoxaparin Sodium Injection and GLATOPA, upfront and milestone payments, and reimbursement of research and development services and reimbursement of development costs. We expect to fund our planned operating and expenditure requirements through a combination of current cash, cash equivalents and marketable securities; equity financings; and milestone payments and contractual profits under existing collaboration agreements. We may also seek funding from new collaborations and strategic alliances, debt financings and other financial arrangements. Future funding transactions may or may not be similar to our prior funding transactions. There can be no assurance that future funding transactions will be available on favorable terms, or at all. We currently believe that our current capital resources, projected milestone payments and contractual profits will be sufficient to meet our operating requirements through at least the end of 2019.

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

Cash, Cash Equivalents and Marketable Securities

Our funds at March 31, 2018 were primarily invested in commercial paper, overnight repurchase agreements, asset-backed securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 12 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs.

We do not believe that our cash equivalents and marketable securities were subject to significant market risk at March 31, 2018.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash (used in) provided by operating activities	$(38,153)	$63,044
Net cash provided by investing activities	$44,405	$27,348
Net cash provided by financing activities	$8,323	$19,357
Net increase in cash, cash equivalents, and restricted cash	$14,575	$109,749

Cash provided by operating activities

The cash provided by operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Cash used in operating activities was $38.2 million for the three months ended March 31, 2018 reflecting a net loss of $47.6 million, which was partially offset by non-cash charges of $2.1 million for depreciation and amortization of property, equipment and intangible assets and $4.9 million in shared-based compensation.  The net change in our operating assets and liabilities provided cash of $2.4 million and resulted from the receipt of $13.4 million for Sandoz' sales of GLATOPA 20 mg/mL and Enoxaparin, partially offset by decrease in accounts payable and accrued expenses of $9.4 million and a decrease in our collaboration liabilities of $1.4 million in connection with our collaboration agreements with CSL and Mylan.

Cash provided by operating activities was $63.0 million for the three months ended March 31, 2017 reflecting a net loss of $31.8 million, which was partially offset by non-cash charges of $1.6 million for depreciation and amortization of property, equipment and intangible assets and $6.8 million in shared-based compensation. The net change in our operating assets and liabilities provided cash of $86.4 million and primarily resulted from the receipt of $50 million from CSL under the collaboration agreement and a one-time cash payment of $51.2 million in connection with the termination of our agreement with Baxalta, partially offset by the change in profit share receivable from Sandoz’ sales of GLATOPA 20 mg/mL of $7.6 million, which was included in collaboration receivable.

Cash provided by investing activities

Cash provided by investing activities of $44.4 million for the three months ended March 31, 2018 includes cash inflows of $91.4 million from maturities of marketable securities partially offset by cash outflows of $43.4 million for purchases of marketable securities and $3.6 million for capital equipment and leasehold improvements.

Cash provided by investing activities of $27.3 million for the three months ended March 31, 2017 included cash inflows of $76.4 million from maturities of marketable securities partially offset by cash outflows of $47.4 million for purchases of marketable securities and $1.7 million for capital equipment and leasehold improvements.

Cash provided by financing activities

Cash provided by financing activities of $8.3 million for the three months ended March 31, 2018 consists solely of proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

Cash provided by financing activities of $19.4 million for the three months ended March 31, 2017 included $14.4 million of net proceeds from shares sold under the 2015 ATM Agreement and $4.9 million in proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations including royalties payable to third parties as well as operating lease obligations. The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 26, 2018, have not materially changed since we filed that report.

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

Please refer to the significant accounting policies described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 26, 2018.

Please refer to Revenue Recognition within Note 2 “Summary of Significant Accounting Policies” to our condensed consolidated financial statements contained in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of our accounting policies for license and collaboration agreements as well as the impact of adopting Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, on January 1, 2018.

New Accounting Standards

Please refer to Note 2 “Summary of Significant Accounting Policies” to our condensed consolidated financial statements contained in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2018, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2018. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

GLATOPA 40 mg/mL-Related Proceedings

On September 10, 2014, Teva and Yeda filed a suit against us and Sandoz in the United States District Court for the District of Delaware in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for GLATOPA 40 mg/mL. The suit initially alleged infringement related to two Orange Book-listed patents for COPAXONE 40 mg/mL, each expiring in 2030, and sought declaratory and injunctive relief prohibiting the launch of our product until the last to expire of these patents. In April 2015, Teva and Yeda filed an additional suit against us and Sandoz in the United States District Court for the District of Delaware alleging infringement related to a third Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in March 2015 and expires in 2030. In May 2015, this suit was consolidated with the initial suit that was filed in September 2014. In November 2015, Teva and Yeda filed a suit against us and Sandoz in the United States District Court for the District of Delaware alleging infringement related to a fourth Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in October 2015 and expires in 2030. In December 2015, this suit was also consolidated with the initial suit that was filed in September 2014. Teva and Yeda seek declaratory and injunctive relief prohibiting the launch of GLATOPA 40 mg/mL until the expiration of the patents at issue. On January 30, 2017, the District Court found the four patents to be invalid due to obviousness. In February 2017, Teva and Yeda appealed the District Court's January 30, 2017 decision to the U.S. Court of Appeals for the Federal Circuit, or CAFC. Briefing was completed in the third quarter of 2017.Oral argument was held on May 1, 2018, at the CAFC. A decision is pending.

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

M834-Related Proceedings

On July 2, 2015, we filed a petition for Inter Partes Review, or IPR, with the Patent Trial and Appeal Board, or PTAB, to challenge the validity of U.S. Patent No. 8,476,239, a patent for ORENCIA owned by Bristol-Myers Squibb, or BMS. The PTAB issued a decision instituting the IPR proceedings in January 2016, and BMS filed for a rehearing by the full PTAB. Oral arguments took place in September 2016. On December 22, 2016, the PTAB issued a decision upholding the validity of the patent. We filed a notice of appeal in the CAFC, on February 22, 2017. BMS filed a motion to dismiss our appeal in the Federal Circuit on March 29, 2017, which the Federal Circuit denied on June 19, 2017, stating that the standing issue raised in BMS's motion to dismiss should be addressed in the parties' appeal briefs. On June 29, 2017, the Federal Circuit ordered an expedited briefing schedule proposed by us. Oral argument before the Federal Circuit was held on December 5, 2017 and a decision is pending.

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

In July 2013, the District Court granted a motion by Amphastar and Actavis for summary judgment. We filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, which the CAFC denied in May 2014. On November 10, 2015, the CAFC affirmed the District Court summary judgment decision with respect to Actavis, reversed the District Court summary judgment decision with respect to Amphastar, and remanded the case against Amphastar to the District Court. On January 11, 2016, Amphastar filed a petition for rehearing by the CAFC, which was denied on February 17, 2016. On May 17, 2016, Amphastar filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court, which was denied on October 3, 2016. In April 2017, we, Sandoz and Actavis, or the Settling Parties, settled and signed reciprocal releases of all claims, and filed a voluntary stipulation with the District Court, pursuant to which the Settling Parties stipulated and agreed to dismiss with prejudice all claims and counterclaims among the Settling Parties, without fees or costs to any party, and with the Settling Parties waiving any and all right of appeal. The District Court trial was held in July 2017, and the jury verdict found our patent to be infringed, but invalid and unenforceable. In February 2018, the District Court confirmed the jury’s opinion that the patent was infringed but invalid, but narrowed the jury’s recommendation on unenforceability by finding our patent to be unenforceable against only one of the two infringing methods used by Amphastar. On March 20, 2018, the District Court entered its final judgment affirming its February 2018 rulings. On March 27, 2018, we and Sandoz filed a notice of appeal of the final judgment with the CAFC. The appeal has been docketed and opening briefs are due May 29, 2018. In the event that we are not successful in further appeal or prosecution or settlement of this action against Amphastar, and Amphastar is able to prove it suffered damages as a result of the preliminary injunction, we could be liable for damages for up to $35 million of the security bond. We posted $17.5 million as collateral for the security bond and classified the collateral as restricted cash in our consolidated balance sheet. On March 23, 2018, Amphastar filed a motion to enforce liability on the security bond with the District Court. On April 3, 2018, we and Sandoz filed an emergency motion to defer consideration of Amphastar's motion to enforce liability on the security bond pending exhaustion of appeals. On April 17, 2018, Amphastar filed an opposition to our emergency motion and on April 23, 2018, we and Sandoz filed our reply to Amphastar's opposition. All motions are pending. Litigation involves many risks and uncertainties, and there is no assurance that we or Sandoz will prevail in this patent enforcement suit.

On September 17, 2015, Amphastar filed a complaint against us and Sandoz in the United States District Court for the Central District of California. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, we and Sandoz sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal and California anti-trust laws and California unfair business laws. Amphastar is seeking unspecified damages and fees. In December 2015, we and Sandoz filed a motion to dismiss and a motion to transfer the case. In January 2016, the case was transferred to the United States District Court for the District of Massachusetts. In February 2016, Amphastar filed a writ of mandamus with the United States Court of Appeals for the Ninth Circuit requesting that the court reverse and review the District Court’s grant of transfer, and in May 2016, the writ requested by Amphastar was denied. On July 27, 2016, our and Sandoz motion to dismiss was granted by the District Court, and the case was dismissed. On August 25, 2016, Amphastar filed a notice of appeal from the dismissal with the United States Court of Appeals for the First Circuit. Briefing was completed in December 2016, and oral argument was held on February 9, 2017. On March 6, 2017, the United States Court of Appeals for the First Circuit reversed the District Court’s dismissal and remanded the case to the District Court for further proceedings. On April 6, 2017, the District Court held a scheduling conference to provide dates for the remanded case, and on April 20, 2017, we and Sandoz filed our renewed motion to dismiss which was denied by the District Court on March 20, 2018. On April 27, 2018, we and Sandoz filed with the District Court a motion for certification of an interlocutory appeal and motion for reconsideration of the District Court's denial of our motion to dismiss. Amphastar has filed an opposition to the motion and the motion is pending. A trial is scheduled for September 2019.

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

Moreover, in order to generate revenue from the sales of Enoxaparin Sodium Injection, GLATOPA 20 mg/mL and GLATOPA 40 mg/mL, sufficient quantities of such product must also be produced in order to satisfy demand. If these contract manufacturers and suppliers, which include sole source suppliers, are unable to manufacture sufficient quantities of product or breach or terminate their manufacturing arrangements with us or Sandoz, as applicable, the development and commercialization of the affected products or product candidates could be delayed, which could have a material adverse effect on our business.

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

Pricing and market share of generic and biosimilar products may decline, often dramatically, as other generics or biosimilars of the same brand name drug or reference product, respectively, enter the market. Competing generics include brand name manufacturers’ “authorized generics” of their own brand name products. Generally, earlier-to-market generics and biosimilars are better able to gain significantly greater market share than later-to-market competing generics and biosimilars, respectively. Accordingly, revenue and profits from our generic products and, if approved, our generic and biosimilar product candidates, may be significantly reduced based on the timing and number of competing generics and biosimilars, respectively. We expect our generic products and, if approved, certain of our generic and biosimilar product candidates may face intense and increasing competition from other generics and biosimilars. For example, in October 2017, Mylan N.V. announced the launch of its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Additionally, as a result of Mylan N.V.’s and our launches of generic equivalents of COPAXONE 40 mg/mL, the market and contractual profit share revenue of GLATOPA 20 mg/mL may be reduced by an accelerated conversion of patients from once-daily 20 mg/mL glatiramer acetate injection to three-times weekly 40 mg/mL glatiramer acetate injection due to lower pricing in that market. As a result of Mylan N.V.’s launch of its generic equivalent of three-times-weekly COPAXONE 40 mg/mL in October, 2017 we expect the potential market share, price and contractual profit share revenue available for GLATOPA 40 mg/mL to be reduced. In addition, several other companies have submitted ANDAs to the FDA for generic versions of COPAXONE. A launch of one or more additional generic versions of COPAXONE could further reduce anticipated revenue from GLATOPA 20 mg/mL and GLATOPA 40 mg/mL.

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

Brand companies may develop alternative versions of a reference product as part of a life cycle extension strategy, and may obtain approval of the alternative version under a supplemental new drug application, for a drug, or biologics license application, for a biologic. The alternative version may offer patients added benefits such as a more convenient form of administration or dosing regimen. Should the brand company succeed in obtaining an approval of an alternative product, it may capture a significant share of the collective reference product market and significantly reduce the market for the original reference product and thereby the potential size of the market for our generic or biosimilar products. For example, as of the end of the first quarter of 2018, Teva’s three-times-weekly COPAXONE 40 mg/mL and Mylan N.V.’s three-times-weekly generic equivalent product accounted for approximately 83% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. As a result, the market potential for GLATOPA 20 mg/mL has decreased, and may decrease further as additional patients are converted from once-daily COPAXONE or any generic equivalent to three-times-weekly COPAXONE or generic equivalent. In addition, the alternative product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the alternative product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.

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

Our near-term ability to generate GLATOPA product revenue also depends in large part on Sandoz' ability to maintain market share and favorable pricing levels for GLATOPA 20 mg/mL and achieve profitable sales and market share for GLATOPA 40 mg/mL. In October 2017, Mylan N.V. announced the launch of its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Additionally, as a result of Mylan N.V.’s and our launches of generic equivalents of COPAXONE 40 mg/mL, the market and contractual profit share revenue of GLATOPA 20 mg/mL may be reduced by an accelerated conversion of patients from once-daily 20 mg/mL glatiramer acetate injection to three-times weekly 40 mg/mL glatiramer acetate injection due to lower pricing in that market. As a result of Mylan N.V.’s launch of its generic equivalent of three-times-weekly COPAXONE 40 mg/mL in October, 2017 we expect the potential market share, price and contractual profit share revenue available for GLATOPA 40 mg/mL to be reduced. Our near-term ability to generate GLATOPA 40 mg/mL product revenue will depend on Sandoz' ability to compete with Teva's three-times-weekly COPAXONE 40 mg/mL product and any generic equivalents. As of the end of the first quarter of 2018, Teva’s three-times-weekly COPAXONE 40 mg/mL and Mylan N.V.’s three-times-weekly generic equivalent product accounted for approximately 83% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. If other competitors receive approval to market generic versions of the 20 mg/mL or 40 mg/mL formulations of COPAXONE, our product revenue and profits would be further impacted, and as a result, our business, including our near-term financial results and our ability to utilize GLATOPA revenue to fund future discovery and development programs, may suffer.

Any strategic alternative we pursue may not be successful.

In January 2018, we announced that we have begun a strategic review to address funding challenges and revenue uncertainty related to our biosimilar programs. Potential management actions include establishing new collaborations across the portfolio, implementing additional cost reduction strategies, slowing the pace of future biosimilar program development and the potential sale of certain biosimilar assets. Pending a decision to undertake any strategic alternatives, we are continuing development and collaboration activities for our biosimilar programs in accordance with our current strategy while focusing on managing our cash position. We can provide no assurance that any strategic alternative we pursue will have a positive impact on our results of operations or financial condition.

Any future Enoxaparin Sodium Injection product revenue is dependent on the successful manufacture and commercialization of Enoxaparin Sodium Injection.

Our near-term ability to generate Enoxaparin Sodium Injection product revenue depends, in large part, on Sandoz’ ability to manufacture and commercialize Enoxaparin Sodium Injection and compete with LOVENOX brand competition as well as authorized and other generic competition. Sandoz is facing increasing competition and pricing pressure from brand, authorized generic and other currently-approved generic competitors, which has and will continue to impact Sandoz’ net sales and profits from Enoxaparin Sodium Injection, and therefore our product revenue. Furthermore, other competitors may in the future receive approval to market generic Enoxaparin products which would further impact our product revenue, which is based on a fifty-percent contractual profit share. Due to these circumstances, the resulting market price for our Enoxaparin Sodium Injection product has substantially decreased and may decrease further. Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the three months ended March 31, 2018, and therefore we recorded no product revenue for Enoxaparin Sodium Injection in the same period. Accordingly, we do not anticipate significant Enoxaparin Sodium Injection revenue in the near term.

If our appeal in the patent litigation against Amphastar related to Enoxaparin Sodium Injection is not successful or third parties are successful in antitrust litigation against us relating to Enoxaparin Sodium Injection, we may be liable for damages and our business may be materially harmed.

The District Court trial in our patent litigation against Amphastar related to Enoxaparin Sodium Injection was held in July 2017, and the jury verdict found our patent to be infringed by Amphastar, but invalid and unenforceable. In February 2018, the District Court confirmed the jury’s opinion that the patent was infringed but invalid, and narrowed the jury’s recommendation on unenforceability by finding our patent to be unenforceable against only one of the two infringing methods used by Amphastar. We and Sandoz are considering all other available legal options to overturn the portions of the verdict that found our patent to be invalid and partially unenforceable, including a potential appeal to the CAFC. On March 20, 2018 the District Court entered its final judgment affirming its February 2018 rulings. On March 27, 2018 we and Sandoz filed a notice of appeal of the final judgment with the CAFC. The appeal has been docketed and opening briefs are due May 29, 2018.

In the event that we are not successful in our continued prosecution of our suit against Amphastar and Amphastar is able to prove it suffered damages as a result of the preliminary injunction preventing it from selling its Enoxaparin product in the United States, we could be liable for up to $35 million of the security bond for such damages. We posted $17.5 million as collateral for the security bond and classified the collateral as restricted cash in our consolidated balance sheet. On March 23, 2018, Amphastar filed a motion to enforce liability on the security bond with the District Court. On April 3, 2018, we and Sandoz filed an emergency motion to defer consideration of Amphastar's motion to enforce liability on the security bond pending exhaustion of appeals. On April 17, 2018 Amphastar filed an opposition to our emergency motion and on April 23, 2018, we and Sandoz filed our reply to Amphastar's opposition. All motions are pending. Moreover, if third parties are successful in antitrust litigation against us for asserting our Enoxaparin patent rights, they may be able to recover damages incurred as a result of enforcement of our patent rights, thereby negatively affecting our financial condition and results of operations.

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

Drug products and biologics are sold through various channels, including retail, mail order, and to hospitals through group purchasing organizations, or GPOs. The distribution of such products is also managed by pharmacy benefit management firms, or PBMs, such as Express Scripts or CVS. These GPOs and PBMs rely on competitive bidding, discounts and rebates across their purchasing arrangements. We believe that we, in collaboration with commercial collaboration partners, will need to maintain adequate drug supplies, remain price competitive, comply with FDA regulations and provide high-quality products to establish and maintain relationships with GPOs and PBMs. The GPOs, PBMs and other customers with whom we or our collaborators have established contracts may also have relationships with our competitors and may decide to contract for or otherwise prefer products other than ours, limiting access of products to certain market segments. Our sales could also be negatively affected by any rebates, discounts or fees that are required by, or offered to, GPOs, PBMs, and customers, including wholesalers, distributors, retail chains or mail order services, to gain and retain market acceptance for our or our competitors’ products. For example, if PBMs, distributors and other customers contracted with Teva for net price discounts or rebates on COPAXONE 20 mg/mL and 40 mg/mL, or with Mylan N.V. for net price discounts or rebates on its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL, in exchange for exclusivity or preferred status for COPAXONE prior to the February 2018 approval and launch of GLATOPA 40 mg/mL, our opportunity to capture market share would be significantly restricted for the term of these contracts.If we or our collaborators are unable to establish and maintain competitive distribution arrangements with all of these customers, sales of our products, our revenue and our profits would suffer.

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

We have incurred significant losses since our inception in May 2001. At March 31, 2018, our accumulated deficit was $615.4 million. We may incur annual operating losses over the next several years as we expand our product development, commercialization and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture, market and sell any products we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.

To be profitable, we and our collaborative partners must succeed in developing and commercializing products with significant market potential. This will require us and our collaborative partners to be successful in a range of challenging activities: developing product candidates product candidates, completing nonclinical testing and clinical trials of our product candidates; obtaining regulatory approval for product candidates through either existing or new regulatory approval pathways; clearing allegedly infringing patent rights; enforcing our patent rights; and manufacturing, distributing, marketing and selling products. Our potential profitability will also be adversely impacted by the entry of competitive products and, if so, the degree of the impact could be affected by whether the entry is before or after the launch of our products. We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, discover or develop other therapeutic candidates or continue our operations. A decline in the value of our company could cause our shareholders to lose all or part of their investment.

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

As of March 31, 2018, we had cash, cash equivalents and marketable securities totaling approximately $346.0 million. For the quarter ended March 31, 2018, we had a net loss of $47.6 million and our operations used cash of $38.2 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development and commercialization of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

Our future capital requirements will depend on many factors, including but not limited to:

•	the level of sales of GLATOPA 20 mg/mL and of GLATOPA 40 mg/mL;

•	the successful commercialization of our other product candidates;

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

•	the receipt of continuation payments under our Mylan Collaboration Agreement;

•	the receipt of milestone payments under our CSL License Agreement;

•	the continuation without disruption of development and manufacturing activities of M923;

•	the timing of FDA approval of the products of our competitors;

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

We expect to finance and manage our planned operating and capital expenditure requirements principally through our current cash, cash equivalents and marketable securities, capital raised through our collaboration and license agreements and equity financings, contingent milestone payments, continuation and milestone payments and product revenues under existing collaboration and license agreements. We believe that these funds will be sufficient to meet our operating requirements through at least the end of 2019. We may seek additional funding in the future through third-party collaborations and licensing arrangements, public or private debt financings or from other sources. Additional funds may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also may not be able to fund our obligations under one or more of our collaboration and license agreements, which could enable one or more of our collaborators to terminate their agreements with us, and therefore harm our business, financial condition and results of operations.

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

In addition, there is reconsideration and legislative debate that could lead to the repeal or amendment of the healthcare legislation. If the legislation is significantly amended or is repealed with respect to the biosimilar approval pathway, our opportunity to develop biosimilars (including interchangeable biologics) could be materially impaired and our business could be materially and adversely affected. Similarly, the legislative debate at the federal level regarding the federal government budget in 2013 restricted federal agency funding for the biosimilar pathway, including biosimilar user fee funding for fiscal year 2014, and has resulted in delays in hiring and in the conduct of meetings with biosimilar applicants and the review of biosimilar meeting and application information. The scheduling and conduct of biosimilar meeting and applications review was also suspended during the U.S. Government shutdown in October 2013, and could be subject to future suspensions as a result of future deadlocks in passage of federal appropriations bills in 2018 or future years. In addition, the hiring and regulatory freeze implemented by the federal government in 2017 and other potential regulatory reform initiatives could also impact the future implementation of the biosimilar regulatory pathway. While proposals to repeal the Affordable Care Act do not appear to include proposals to repeal the BPCI Act, there is still some uncertainty about that possibility. Depending on the timing and the extent of these funding, meeting and review disruptions, our development of biosimilar products could be delayed.

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

The Medicare Modernization Act, or MMA, changed the way Medicare covers and reimburses for pharmaceutical products. The legislation introduced a new reimbursement methodology based on average sales prices for pharmaceutical products that are used in hospital settings or under the direct supervision of a physician and, starting in 2006, expanded Medicare coverage for pharmaceutical product purchases by the elderly. In addition, the MMA requires the creation of formularies for self-administered pharmaceutical products, and provides authority for limiting the number of pharmaceutical products that will be covered in any therapeutic class and provides for plan sponsors to negotiate prices with manufacturers and suppliers of covered pharmaceutical products. As a result of the MMA and the expansion of federal coverage of pharmaceutical products, we expect continuing pressure to contain and reduce costs of pharmaceutical products. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for our products and could materially adversely affect our operating results and overall financial condition. While the MMA generally applies only to pharmaceutical product benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement policies and any reduction in coverage or payment that results from the MMA may result in a similar reduction in coverage or payments from private payers.

Furthermore, healthcare reform legislation known as the Affordable Care Act that was enacted in 2010 and is now being implemented could significantly change the United States health care system and the reimbursement of products. A primary goal of the law is to reduce or limit the growth of health care costs, which could change the market for pharmaceuticals and biological products. The law contains provisions that will affect companies in the pharmaceutical industry and other healthcare-related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include an increase to the mandatory rebates for pharmaceutical products sold into the Medicaid program, an extension of the rebate requirement to pharmaceutical products used in risk-based Medicaid managed care plans, an extension of mandatory discounts for pharmaceutical products sold to certain critical access hospitals, cancer hospitals and other covered entities, and discounts and fees applicable to brand-name pharmaceutical products. Although many of these provisions may not apply directly to us, they may change business practices in our industry and, assuming our products are approved for commercial sale, such changes could adversely impact our profitability.

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

In 2017, members of Congress and the President sought to repeal and replace the Affordable Care Act, and it is possible that similar efforts will be made in the future. It is uncertain whether any such repeal and replace legislation will be enacted into law, and if enacted, what the impact might be on our business. It is also uncertain whether regulatory changes to the implementation of the Affordable Care Act will restrict patient access to affordable insurance and impact their access to novel, biosimilar and complex generic products. The full effects of any repeal and replacement of the Affordable Care Act, or regulatory changes to its implementation cannot be known until a new law is implemented through regulations or guidance is issued by the CMS and other federal and state health care agencies. Any legislative or regulatory changes could have a material adverse effect on our business, financial condition and potential profitability. In addition, litigation may prevent some or all of the legislation from taking effect. In 2018 and beyond, we may face additional uncertainties as a result of likely federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the Affordable Care Act.. There is no assurance that the Affordable Care Act, as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

If we remain involved in patent litigation or other proceedings to determine or enforce our intellectual property rights, we could incur substantial costs or experience delays that could adversely affect our business.

We may need to continue to resort to litigation to enforce a patent issued to us or to determine the scope and validity of a third-party patent or other proprietary rights such as trade secrets in jurisdictions where we intend to market our products, including the United States, the European Union, and many other foreign jurisdictions. The cost to us of any litigation or other proceeding relating to determining the validity of intellectual property rights, or any delays to the development of our product candidates resulting from such litigation or other proceeding, even if resolved in our favor, could be substantial and could divert our management’s efforts. Some of our competitors may be able to sustain the costs and resulting development delays associated with complex patent litigation more effectively than we can because they may have substantially greater resources. Moreover, the failure to obtain a favorable outcome in any litigation in a jurisdiction where there is a claim of patent infringement could significantly delay the marketing of our products in that particular jurisdiction and could ultimately lead to a decision to discontinue a program. Counterclaims for damages and other relief may be triggered by such enforcement actions. The costs, uncertainties and counterclaims resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

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

Under our collaboration agreement, we are dependent upon Sandoz AG to successfully continue to commercialize GLATOPA 20 mg/mL and  GLATOPA 40 mg/mL. We do not fully control Sandoz AG’s commercialization activities or the resources it allocates to our products. While the 2006 Sandoz Collaboration Agreement contemplates joint decision making and alignment, our interests and Sandoz AG’s interests may differ or conflict from time-to-time or we may disagree with Sandoz AG’s level of effort or resource allocation. Sandoz AG may internally prioritize our products and product candidates differently than we do or it may fail to allocate sufficient resources to effectively or optimally commercialize our products and alignment may only be achieved through dispute resolution. In the future, we and Sandoz may compete on other products outside of our collaboration, which could negatively impact our ability to work effectively with one another. If these events were to occur, our business would be adversely affected.

The development and commercialization of our lead biosimilar product candidate, M923, could be delayed or terminated as a result of our inability to enter into an agreement with a collaboration partner, and our business may be adversely affected.

Our collaboration with Baxter terminated on December 31, 2016 and we have proceeded with the development program with the goal of entering into a new collaboration agreement to finance the launch and legal clearance of the product. There could be changes or delays in the timing of the M923 program should we fail to enter into a collaboration agreement with a suitable collaborative partner. In the event we elect to research, develop, manufacture and commercialize M923 by ourselves, we would need to expand our internal capabilities, in connection with which there could be significant delays in the M923 program. In the event we elect to license M923 to a third party, the terms of such a license and collaboration could be less favorable than those under the former collaboration agreement with Baxalta, and finding and negotiating a new collaboration could cause significant delays in the M923 program. Any of the delays described above could prevent us from commercializing M923. In addition, we may need to seek additional financing to support the research, development and commercialization of M923, or alternatively we may decide to discontinue M923, which could have a material adverse effect on our business.

The Mylan Collaboration Agreement is important to our business. If we or Mylan fail to adequately perform under the Agreement, or if we or Mylan terminate the Mylan Collaboration Agreement, the development and commercialization of one or more of our biosimilar candidates, including M834 and M710, could be delayed or terminated and our business would be adversely affected.

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

Since many of our product candidates are developed under collaborations or licenses with third parties, we do not have sole decision making authority with respect to commercialization or development of those product candidates. We have built relationships and work collaboratively with our third-party collaborators and manufacturers to ensure the success of our development and commercialization efforts. A significant change in the senior management team, a change in the financial condition or a change in the business operations, including a change in control or internal corporate restructuring, of any of our collaboration partners or third-party manufacturers, could result in delayed timelines on our products. In addition, we may have to re-establish working relationships and familiarize new counterparts with our products and business. Any such change may result in the collaboration partner or third party manufacturer internally re-prioritizing our programs or decreasing resources or funding allocated to support our programs. For example, in June 2016, Baxalta Incorporated and Shire announced the completion of a combination of Baxalta Incorporated and Shire, as a result of which Baxalta Incorporated became a wholly-owned subsidiary of Shire. On September 27, 2016, Baxalta gave us twelve months’ prior written notice of the exercise of its right to terminate for its convenience the collaboration agreement with us, and on December 31, 2016, we and Baxalta entered into an Asset Return and Termination Agreement pursuant to which the effective date of the collaboration agreement was December 31, 2016. As a result, there could be changes or delays in the timing of the M923 program in connection with the return of the M923 program to us. Similar changes with respect to any of our other collaborators may negatively impact our business operations.

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

Item 6.    EXHIBITS

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Third Amended and Restated Certificate of Incorporation.	S-3	3.1	4/30/2013	333-188227
3.2	Fourth Amended and Restated By-Laws of the Registrant, adopted on March 14, 2017.	8-K	3.1	3/17/2017	000-50797
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer and Principal Executive, Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) Notes to Unaudited, Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.

Date: May 9, 2018	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)