Form 10-Q
period 2018-06-30
MOMENTA PHARMACEUTICALS INC
filed 2018-08-09
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 3, 2018, there were 78,314,768 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are about future events or future results, or are otherwise not statements of historical fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management. In some cases, these statements can be identified by words such as “anticipate,” “approach,” “believe,” “can,” “contemplate,” “continue,” “could,” “ensure,” “estimate,” “expect,” "goal," “intend,” “likely,” “may,” “might,” “objective,” “opportunity,” “plan,” “potential”, “predict,” “project,” “pursue,” “seek,” “schedule,” “should,” “strategy,” “target,” “typically,” “will,” “would,” and other similar words or expressions, or the negative of these words or similar words or expressions. These statements include, but are not limited to, statements regarding the status and timing and/or substance of the outcome of our strategic review; our expectations regarding the development and utility of our products and product candidates; development timelines for our products, including next steps for our M834 program; development, manufacture and commercialization of our products and product candidates; efforts to seek and manage relationships with collaboration partners, including without limitation for our biosimilar and novel therapeutic programs; the timing of clinical trials and the availability of results; the timing of launch of products and product candidates; market share and product revenues of our products and product candidates, including GLATOPA and Enoxaparin Sodium Injection; the timing, merits, strategy, impact and outcome of, and decisions regarding, legal proceedings; timing of biosimilar market formation; collaboration revenues and research and development revenues; manufacturing; timing of regulatory filings, reviews and approvals; the sufficiency of our current capital resources and projected milestone payments and product revenues for future operations; our future financial position, including but not limited to our future operating losses, our potential future profitability; our future expenses, the composition and mix of our cash, cash equivalents and marketable securities, our future revenues and our future liabilities; our funding transactions and our intended uses of proceeds thereof; product candidate development costs; receipt of contingent milestone payments; accounting policies, estimates and judgments; our estimates regarding the fair value of our investment portfolio; the market risk of our cash equivalents, marketable securities and derivative, foreign currency and other financial instruments; rights, obligations, terms, conditions and allocation of responsibilities and decision making under our collaboration agreements; the regulatory pathway for biosimilars; our strategy, including but not limited to our regulatory strategy, and scientific approach; the importance of key customer distribution arrangements; market potential and acceptance of our products and product candidates; future capital requirements; reliance on our collaboration partners and other third parties; the competitive landscape; changes in, impact of and compliance with laws, rules and regulations; product reimbursement policies and trends; pricing of pharmaceutical products, including our products and product candidates; our stock price; our intellectual property strategy and position; sufficiency of insurance; attracting and retaining qualified personnel; our internal controls and procedures; acquisitions or investments in companies, products and technologies; entering into collaboration and/or license arrangements; marketing plans; financing our planned operating and capital expenditure; the terms and conditions of our facility leases; materials used in our research and development; dilution; royalty rates; and vesting of equity awards.

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

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$82,417	$73,651
Marketable securities	228,412	269,017
Collaboration receivable	13,229	15,048
Prepaid expenses and other current assets	4,392	6,798
Restricted cash	—	2,412
Total current assets	328,450	366,926
Marketable securities, long-term	10,368	37,222
Property and equipment, net	31,867	29,916
Restricted cash, long-term	20,620	20,620
Intangible assets, net	3,459	4,036
Other long-term assets	696	711

Total assets	$395,460	$459,431

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,513	$11,456
Accrued expenses	15,632	20,528
Collaboration liabilities	5,957	9,258
Deferred revenue	3,469	2,866
Other current liabilities	15,836	379
Total current liabilities	49,407	44,487
Deferred revenue, net of current portion	34,394	30,751
Other long-term liabilities	29,968	10,039
Total liabilities	113,769	85,277
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.0001 par value per share; 100,000 shares authorized, 78,169 shares issued and 77,940 shares outstanding at June 30, 2018 and 76,584 shares issued and 76,355 shares outstanding at December 31, 2017	8	8
Additional paid-in capital	970,379	939,654
Accumulated other comprehensive loss	(301)	(140)
Accumulated deficit	(685,281)	(562,254)
Treasury stock, at cost, 229 shares	(3,114)	(3,114)

Total stockholders’ equity	281,691	374,154

Total liabilities and stockholders’ equity	$395,460	$459,431

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Collaboration revenue:
Product revenue	$11,779	$19,140	$15,300	$42,544
Research and development revenue	1,252	4,430	2,583	7,640
Total collaboration revenue	13,031	23,570	17,883	50,184

Operating expenses:
Research and development	31,340	39,063	64,582	75,164
General and administrative	22,531	22,572	43,143	45,677
Other operating expense	30,000	—	30,000	—
Total operating expenses	83,871	61,635	137,725	120,841

Operating loss	(70,840)	(38,065)	(119,842)	(70,657)

Other income, net	955	1,157	2,326	1,990

Net loss	$(69,885)	$(36,908)	$(117,516)	$(68,667)

Basic and diluted net loss per share	$(0.91)	$(0.50)	$(1.55)	$(0.96)

Weighted average shares used in computing basic and diluted net loss per share	76,543	73,379	76,002	71,555

Comprehensive loss:
Net loss	$(69,885)	$(36,908)	$(117,516)	$(68,667)
Net unrealized holding loss (gain) on available-for-sale marketable securities	274	(25)	(161)	(91)
Comprehensive loss	$(69,611)	$(36,933)	$(117,677)	$(68,758)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(117,516)	$(68,667)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	3,689	3,046
Share-based compensation expense	10,046	11,393
Amortization of premium on investments	78	111
Amortization of intangibles	577	576
Loss on disposal of assets	636	—
Changes in operating assets and liabilities:
Collaboration receivable	1,819	45,436
Prepaid expenses and other current assets	2,313	(2,220)
Other long-term assets	15	907
Accounts payable	(2,817)	8,988
Accrued expenses	(4,658)	3,106
Collaboration liabilities	(3,301)	(12,536)
Deferred revenue	(1,265)	46,823
Lease incentive	4,133	—
Other liabilities	31,253	1,350

Net cash (used in) provided by operating activities	(74,998)	38,313

Cash Flows from Investing Activities:
Purchases of property and equipment	(6,711)	(5,719)
Proceeds from disposal of equipment	71	—
Purchases of marketable securities	(69,782)	(269,392)
Proceeds from maturities of marketable securities	137,002	125,620

Net cash provided by (used in) investing activities	60,580	(149,491)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock under ATM facility	—	64,090
Proceeds from issuance of common stock under stock plans	20,772	7,191

Net cash provided by financing activities	20,772	71,281

Net increase (decrease) in cash, cash equivalents and restricted cash	6,354	(39,897)
Cash, cash equivalents and restricted cash, beginning of period	96,683	172,499
Cash, cash equivalents and restricted cash, end of period	$103,037	$132,602

Non-Cash Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$863	$1,320
Receivable due from stock option exercises	$—	$1,037
Impact of adopting ASU 2016-09	$—	$783
Impact of adopting ASC 606	$5,511	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial statements for interim periods in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission, or SEC, on February 26, 2018. The Company's accounting policies are described in the “Notes to Consolidated Financial Statements” in its Annual Report on Form 10-K for the year ended December 31, 2017 and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company's audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

As more fully discussed in Note 5, "License Agreements and Collaborative Agreements", only the arrangement with Mylan was determined to have unsatisfied performance obligations as of the adoption date for which the pattern of revenue recognition would change. All other agreements were unaffected by the adoption of Topic 606 in all periods presented in the consolidated financial statements through application of the modified retrospective transition method. As a result of adopting Topic 606, the Company recorded a $5.5 million cumulative transition adjustment to the opening balance of accumulated deficit on January 1, 2018 to reflect the use of a proportional performance method using costs incurred as an input measure of progress in satisfying performance obligations under the Mylan collaboration. The Company previously applied a straight-line method of recognition through the expected date of the Food and Drug Administration's, or FDA, approval for each product candidate.

The tables below include the amount by which each financial statement line item was affected as a result of applying or analogizing (with respect to the Company’s collaboration agreements) to Topic 606 as compared to the previous accounting policy. The amounts in the tables below are in thousands.

Condensed Consolidated Statement of Operations and Comprehensive Loss

	For the Three Months Ended June 30, 2018
	Topic 606	Topic 605	Change
Research and development revenue	$1,252	$1,440	$(188)
Loss from operations	$70,840	$70,652	$188
Net loss	$69,885	$69,697	$188
Comprehensive loss	$69,611	$69,423	$188

	For the Six Months Ended June 30, 2018
	Topic 606	Topic 605	Change
Research and development revenue	$2,583	$2,739	$(156)
Loss from operations	$119,842	$119,686	$156
Net loss	$117,516	$117,360	$156
Comprehensive loss	$117,677	$117,521	$156

Condensed Consolidated Balance Sheet

	Balance as of June 30, 2018
	Topic 606	Topic 605	Change
Deferred revenue, current	$3,469	$2,816	$653
Deferred revenue, non-current	$34,394	$29,380	$5,014
Accumulated deficit	$685,281	$679,614	$5,667

Condensed Consolidated Statement of Cash Flows

	For the Six Months Ended June 30, 2018
	Topic 606	Topic 605	Change
Net loss	$117,516	$117,360	$156
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	$1,265	$1,421	$(156)

Collaboration Receivable

Collaboration receivable includes:

•	Amounts due to the Company for its contractual profit share on Sandoz Inc.’s, or Sandoz', and sales of GLATOPA;

•	Amounts due to the Company for reimbursement of research and development services and certain external costs primarily under the collaborations with Sandoz; and

•
Amounts due from Mylan for its 50% share of certain collaboration expenses under the cost-sharing provisions of the agreement with Mylan, as described in Note 5, "License Agreements and Collaborative Agreements", that are not funded through the continuation payments.

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

The following table presents anti-dilutive shares for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-average anti-dilutive shares related to:
Outstanding stock options	2,798	4,784	3,217	4,273
Restricted stock awards and units	854	1,467	778	1,542

Fair Value Measurements

The tables below present information about the Company’s assets that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

Description	Balance as of June 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$60,012	$60,012	$—	$—
Overnight repurchase agreements	2,250	—	2,250	—
Marketable securities:
U.S. government-sponsored enterprise securities	9,990	—	9,990	—
Corporate debt securities	108,282	—	108,282	—
Certificates of deposit	9,735	—	9,735	—
Commercial paper obligations	86,532	—	86,532	—
Asset-backed securities	24,241	—	24,241	—

Total	$301,042	$60,012	$241,030	$—

Description	Balance as of December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$49,204	$49,204	$—	$—
Overnight repurchase agreements	11,250	—	11,250	—
Marketable securities:
U.S. government-sponsored enterprise securities	18,181	—	18,181	—
Corporate debt securities	148,874	—	148,874	—
Certificates of deposit	7,794	—	7,794	—
Commercial paper obligations	108,630	—	108,630	—
Asset-backed securities	22,760	—	22,760	—

Total	$366,693	$49,204	$317,489	$—

The Company held $2.3 million and $11.3 million in overnight repurchase agreements as of June 30, 2018 and December 31, 2017, respectively. The instruments are classified as Level 2 due to the collateral including both U.S. government-sponsored enterprise securities and treasury instruments.

There have been no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2018 and 2017. In addition, there were no changes in valuation techniques or transfers between the fair value measurement levels during the three and six months ended June 30, 2018. The fair value of Level 2 instruments classified as marketable securities were determined through third party pricing services. For a description of the Company’s validation procedures related to prices provided by third party pricing services, refer to Note 2, “Summary of Significant Accounting Policies: Fair Value Measurements”, to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017. The carrying amounts reflected in the Company’s consolidated balance sheets for cash, collaboration receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Cash, Cash Equivalents and Marketable Securities

The Company’s cash equivalents are composed of money market funds and overnight repurchase agreements. Money market funds are carried at fair value, which approximate cost at June 30, 2018 and December 31, 2017. Overnight repurchase agreement yields are comparable to money market funds where principal and interest on the instruments is due the next day.

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

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of June 30, 2018 and December 31, 2017 (in thousands):

As of June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$82,417	$—	$—	$82,417
U.S. government-sponsored enterprise securities due in one year or less	9,989	1	—	9,990
Corporate debt securities due in one year or less	108,574	2	(294)	108,282
Certificates of deposit due in one year or less	9,735	—	—	9,735
Commercial paper obligations due in one year or less	86,491	41	—	86,532
Asset-backed securities due in one year or less	24,292	—	(51)	24,241
Total	$321,498	$44	$(345)	$321,197

Reported as:
Cash and cash equivalents	$82,417	$—	$—	$82,417
Marketable securities	239,081	44	(345)	238,780
Total	$321,498	$44	$(345)	$321,197

As of December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$73,651	$—	$—	$73,651
U.S. government-sponsored enterprise securities due in one year or less	18,186	—	(5)	18,181
Corporate debt securities due in one year or less	118,541	3	(115)	118,429
Corporate debt securities due in more than one year	30,487	1	(43)	30,445
Certificates of deposit due in one year or less	6,501	—	—	6,501
Certificates of deposit due in more than one year	1,297	—	(4)	1,293
Commercial paper obligations due in one year or less	108,573	65	(8)	108,630
Asset-backed securities due in one year or less	17,307	—	(30)	17,277
Asset-backed securities due in more than one year	5,487	—	(4)	5,483
Total	$380,030	$69	$(209)	$379,890

Reported as:
Cash and cash equivalents	$73,651	$—	$—	$73,651
Marketable securities	306,379	69	(209)	306,239
Total	$380,030	$69	$(209)	$379,890

Cash, Cash Equivalents, and Restricted Cash

The following tables summarize the Company’s cash, cash equivalents and restricted cash as of June 30, 2018 and June 30, 2017 (in thousands):

	As of June 30, 2018	As of June 30, 2017
Cash and cash equivalents	$82,417	$110,841
Restricted cash, current portion	—	2,412
Restricted cash, long-term	20,620	19,349
Total	$103,037	$132,602

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The Company is currently evaluating the impact of adopting this new accounting standard on its financial position and results of operations; however, it anticipates that the new standard will result in the Company recording additional right of use assets and corresponding liabilities on its consolidated balance sheet.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, or ASU 2016-18. The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The retrospective adoption of ASU 2016-18 resulted in $21.8 million of restricted cash being included in cash, cash equivalents and restricted cash balances on the statement of cash flows for the period ended June 30, 2017. The Company included the necessary reconciliation above.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new standard largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of ASC 718 to apply to nonemployee share-based transactions, as long as the transaction is not effectively a form of financing. The new guidance will be effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact that this guidance may have on its consolidated financial statements.

3. Restricted Cash

The Company designated $17.5 million as collateral for a security bond posted in the litigation against Amphastar and International Medical Systems, Ltd., a wholly owned subsidiary of Amphastar Pharmaceuticals, Inc. Additional information regarding the litigation is discussed within Note 7, "Commitments and Contingencies" herein. The $17.5 million is held in an escrow account by Hanover Insurance. The Company classified this restricted cash as long-term as the timing of a final decision in the Enoxaparin Sodium Injection patent litigation is not known.
The following table summarizes the amounts designated as collateral for letters of credit related to the lease of office and laboratory space in Cambridge, Massachusetts (collateral amounts are presented in thousands).

Property Location	Approximate Square Footage	Lease Expiration Date	Letter of Credit Amount	Balance Sheet Classification
320 Bent Street	105,000	2/28/2027	$748	Non-Current Asset
301 Binney Street, Fifth Floor	80,000	6/29/2025	1,101	Non-Current Asset
301 Binney Street, Fourth Floor	52,000	3/31/2028	1,271	Non-Current Asset
Total			$3,120

4. Other Liabilities

As of June 30, 2018 and December 31, 2017, other current and long-term liabilities consisted of the following (in thousands):

Other Current Liabilities

	As of June 30, 2018	As of December 31, 2017
Accrued liability	$15,000	$—
Lease incentive, current portion	836	379
Total other current liabilities	$15,836	$379

Other Long-Term Liabilities

	As of June 30, 2018	As of December 31, 2017
Accrued liability	$15,000	$—
Lease incentive, long-term	6,867	3,541
Deferred rent, long-term	8,101	6,498
Total other long-term liabilities	$29,968	$10,039

As of June 30, 2018, the Company recorded $15.0 million in other current liabilities and $15.0 million in other long-term liabilities in connection with the renegotiation with Human Genome Sciences, Inc. ("GSK") of certain contractual obligations under a manufacturing services agreement.

5. License Agreements and Collaborative Agreements

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

Sandoz began selling the licensed product in July 2010. In June 2015, the Company and Sandoz amended the agreement to provide that Sandoz would pay the Company 50% of contractually defined profits on sales. Due to increased generic competition and resulting decreased market pricing for the licensed product, Sandoz did not record any profit on sales of the licensed product in the three and six months ended June 30, 2018 and 2017, and therefore the Company did not record product revenue for the licensed product in those periods. The Company is no longer eligible to receive milestones under the agreement.

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

In July 2018, Sandoz notified its customers and the FDA that it will discontinue supplying the licensed product. We expect any future revenues from Sandoz' sales of the licensed product, if any, to be minimal.

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

Following FDA approval of Mylan N.V.'s generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL, which Mylan N.V. announced in October 2017, the Company is no longer eligible to earn $80 million in future post-launch commercial milestone payments. The Company is still eligible to receive up to $30 million in performance-based milestone payments for GLATOPA in the United States, although the Company believes it is not likely that the performance-based milestones will be achieved. None of these payments, once received, is refundable and there are no general rights of return.

On October 4, 2017, the Company and Sandoz entered into a letter agreement, pursuant to which the Company agreed to reduce its 50% share of contractually defined profits on worldwide net sales of GLATOPA by up to an aggregate of approximately $9.8 million, commencing in the first quarter of 2018, representing 50% of GLATOPA 40 mg/mL pre-launch inventory costs. In the first quarter of 2018, the Company's product revenue was reduced by $9.8 million for the Company’s 50% share of GLATOPA 40 mg/mL inventory written off by Sandoz.

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

The Company considered both input and output methods to determine a method that depicts its performance in transferring control of the goods and services promised. The Company concluded that costs incurred to date, as a proportion of the total estimated costs to bring each product candidate through FDA approval, depict the performance of the research and development services. As of June 30, 2018, $37.9 million of the transaction price remains allocated to unsatisfied performance obligations. The license and related research and development services performance obligations are expected to be delivered over a period through estimated FDA approval of each product candidate. The pattern of recognition differs from the Company’s previous accounting policy. Refer to Note 2, "Summary of Significant Accounting Policies", for disclosure of the quantification and impact of this change as a result of adopting Topic 606.

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

CSL License and Option Agreement

The Company and CSL, a wholly owned indirect subsidiary of CSL Limited, entered into a License and Option Agreement, or the CSL License Agreement, effective February 17, 2017, pursuant to which the Company granted CSL an exclusive worldwide license to research, develop, manufacture and commercialize the M230 pre-clinical product candidate, an Fc multimer protein that is a selective immunomodulator of the Fc receptor. The agreement also provides, on an exclusive basis, for the Company and CSL to conduct research on other Fc multimer proteins, and provides CSL the right to develop, manufacture and commercialize these additional research products globally. CSL's obligations under the agreement are guaranteed by its parent company, CSL Limited.

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

	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Contract assets
Collaboration receivables:
Opening - January 1, 2018	$406	$14,219	$423	$—	$15,048
Revenue / cost recovery	7	16,611	295	—	16,913
Receipts	(410)	(17,739)	(583)	—	(18,732)
Ending - June 30, 2018	$3	$13,091	$135	$—	$13,229

Contract liabilities
Deferred revenue:
Opening - January 1, 2018	$—	$—	$39,128	$—	$39,128
Amortization of deferred revenue	—	—	(1,265)	—	(1,265)
Ending - June 30, 2018	—	—	37,863	—	37,863
Less: current portion	—	—	(3,469)	—	(3,469)
Deferred revenue, net of current portion - June 30, 2018	$—	$—	$34,394	$—	$34,394

Collaboration liabilities:
Opening - January 1, 2018	$—	$—	$8,245	$1,013	$9,258
Payments	—	—	—	(2,877)	(2,877)
Net collaboration costs incurred in the period	—	—	(4,557)	4,133	(424)
Ending - June 30, 2018	$—	$—	$3,688	$2,269	$5,957

	For the Three Months Ended June 30, 2018
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$—	$11,779	$—	$—	$11,779
Research and development revenue	3	732	517	—	1,252
Total collaboration revenue	$3	$12,511	$517	$—	$13,031
Operating expenses:
Research and development expense	—	133	7,137	286	7,556
General and administrative expense	3,140	65	534	10	3,749
Net amount (recovered from) / payable to collaborators	—	—	(2,470)	2,268	(202)
Total operating expenses	$3,140	$198	$5,201	$2,564	$11,103

	For the Three Months Ended June 30, 2017
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$—	$19,140	$—	$—	$19,140
Research and development revenue	1,799	529	1,381	721	4,430
Total collaboration revenue	$1,799	$19,669	$1,381	$721	$23,570
Operating expenses:
Research and development expense	$411	$888	$17,070	$2,276	$20,645
General and administrative expense	5,080	213	962	41	6,296
Net amount (recovered from) to collaborators	—	—	(7,214)	(3,496)	(10,710)
Total operating expenses	$5,491	$1,101	$10,818	$(1,179)	$16,231

	For the Six Months Ended June 30, 2018
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$—	$15,300	$—	$—	$15,300
Research and development revenue	7	1,311	1,265	—	2,583
Total collaboration revenue	$7	$16,611	$1,265	$—	$17,883
Operating expenses:
Research and development expense	$—	$250	$16,509	$589	$17,348
General and administrative expense	5,619	81	1,120	21	6,841
Net amount (recovered from) / payable to collaborators	—	—	(4,852)	4,133	(719)
Total operating expenses	$5,619	$331	$12,777	$4,743	$23,470

	For the Six Months Ended June 30, 2017
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$—	$42,544	$—	$—	$42,544
Research and development revenue	2,762	980	3,177	721	7,640
Total collaboration revenue	$2,762	$43,524	$3,177	$721	$50,184
Operating expenses:
Research and development expense	$1,937	$1,153	$29,672	$4,571	$37,333
General and administrative expense	9,630	237	1,492	62	11,421
Net amount (recovered from) collaborators	—	—	(12,936)	(3,496)	(16,432)
Total operating expenses	$11,567	$1,390	$18,228	$1,137	$32,322

6. Share-Based Payments

Equity Award Plans

On March 7, 2018, the Company's Board of Directors approved the amendment and restatement of the Company’s 2013 Incentive Award Plan, or the Amended and Restated 2013 Plan, subject to and effective upon stockholder approval. At the Company’s 2018 Annual Meeting of Stockholders, held on June 20, 2018, stockholders approved the Amended and Restated 2013 Plan. The Amended and Restated 2013 Plan, among other things, increases the number of shares of common stock available for issuance under the plan by 1,000,000 shares.

Share-Based Compensation

The table below presents share-based compensation expense for research and development as well as general and administrative expense, both of which are included in operating expenses, in the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Research and development	$2,138	$1,760	$4,063	$4,223
General and administrative	3,034	2,830	5,983	7,170
Total share-based compensation expense	$5,172	$4,590	$10,046	$11,393

The following table summarizes share-based compensation expense recorded in each of the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Stock options	$1,825	$2,719	$3,901	$5,325
Restricted stock awards and restricted stock units	3,263	1,754	5,963	5,831
Employee stock purchase plan	84	117	182	237
Total share-based compensation expense	$5,172	$4,590	$10,046	$11,393

During the six months ended June 30, 2018, the Company granted 319,715 options to its employees and board members. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions are noted in the table below. The weighted average grant date fair value of option awards granted during the three months ended June 30, 2018 and 2017 was $10.77 per option and $8.39 per option, respectively. The weighted average grant date fair value of option awards granted during the six months ended June 30, 2018 and 2017 was $9.09 per option and $9.23 per option, respectively.

The following tables summarize the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017
Expected volatility	48%	50%	48%	54%
Expected dividends	—	—	—	—
Expected life (years)	6.0	6.1	0.5	0.5
Risk-free interest rate	2.8%	2.0%	1.6%	0.7%

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Expected volatility	48%	53%	49%	57%
Expected dividends	—	—	—	—
Expected life (years)	6.1	5.8	0.5	0.5
Risk-free interest rate	2.7%	2.1%	1.4%	0.5%

Since April 13, 2016, the Company has awarded 1,785,600 shares of performance-based restricted stock to its employees. The vesting of the shares is subject to the Company achieving up to two of three possible performance milestones on or before April 13, 2019. Upon achieving each of the first and second milestones, 25% of the shares will vest on the later of the milestone achievement date and the first anniversary of the grant date, and an additional 25% of the shares will vest on the one year anniversary of such achievement date, subject to a requirement that recipients remain employees through each applicable vesting date. Each quarter, the Company evaluates the probability of achieving the milestones on or before April 13, 2019, and its estimate of the implicit service period over which the fair value of the awards will be recognized and expensed. As a result of discontinuing its necuparanib program in 2016, the Company determined that only two of the three performance milestones are possible to achieve prior to April 13, 2019. In the first quarter of 2018, one of the two available performance milestones was met and approximately 25% of the awards vested. The Company is expensing the fair value of the shares expected to vest over the implicit service period using the accelerated attribution method. For the three and six months ended June 30, 2018, the Company recognized approximately $0.4 million and $1.0 million of stock-based compensation costs related to these awards.

In the six months ended June 30, 2018, the Company awarded 1,033,505 shares of time-based restricted stock units to its employees. The time-based restricted stock units vest as to 50% on the one year anniversary of the grant date and as to 50% on the second anniversary of the grant date. Time-based awards are generally forfeited if the employment relationship terminates with the Company prior to vesting, except as provided in the Company's Equity Award Retirement Policy.

7. Commitments and Contingencies

Operating Leases

The Company leases office space and equipment under various operating lease agreements. See Note 14 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the Company’s operating lease agreements.

Total operating lease commitments as of June 30, 2018 are as follows (in thousands):

July 1 to December 31, 2018	$9,216
2019	18,848
2020	19,380
2021	19,856
2022	20,319
2023 and beyond	82,541
Total future minimum lease payments	$170,160

Refer to Note 8 “Subsequent Events” for further discussion of the impact of subsequent events concerning our leases.

Purchase Obligations

In June 2018, the Company amended a supply manufacturing agreement with Human Genome Sciences, Inc. (“GSK”) to provide for minimum purchase obligations of approximately $22.5 million during calendar years 2019 and 2020 and $28.3 million during calendar years 2021 and 2022.

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

On January 31, 2017, Teva filed a suit against the Company and Sandoz in the United States District Court for the District of New Jersey alleging infringement related to an additional patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,155,775, which issued in October 2015 and expires in October 2035. The Company and Sandoz filed a motion to dismiss and a motion to transfer the suit to the United States District Court for the District of Delaware. On January 31, 2017, Teva voluntarily dismissed the Company from the New Jersey suit for U.S. Patent No. 9,155,775, maintaining the suit against Sandoz. On May 23, 2017, the United States District Court for the District of New Jersey granted the motion to transfer the suit to the United States District Court for the District of Delaware. A claim construction hearing was held on November 2, 2017, and a claim construction opinion issued on December 1, 2017. On May 24, 2018, the United States District Court for the District of Delaware entered a revised schedule for the trial. Pursuant to the Court's amended schedule, a seven day trial is scheduled to commence before the United States District Court for the District of Delaware on February 25, 2019.

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

In July 2013, the District Court granted a motion by Amphastar and Actavis for summary judgment. The Company filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, which the CAFC denied in May 2014. On November 10, 2015, the CAFC affirmed the District Court summary judgment decision with respect to Actavis, reversed the District Court summary judgment decision with respect to Amphastar, and remanded the case against Amphastar to the District Court. On January 11, 2016, Amphastar filed a petition for rehearing by the CAFC, which was denied on February 17, 2016. On May 17, 2016, Amphastar filed a petition for writ of certiorari for review of the CAFC decision by the United States Supreme Court, which was denied on October 3, 2016. In April 2017, the Company, Sandoz and Actavis, or the Settling Parties, settled and signed reciprocal releases of all claims, and filed a voluntary stipulation with the District Court, pursuant to which the Settling Parties stipulated and agreed to dismiss with prejudice all claims and counterclaims among the Settling Parties, without fees or costs to any party, and with the Settling Parties waiving any and all right of appeal. The District Court trial was held in July 2017, and the jury verdict found the

Company's patent to be infringed, but invalid and unenforceable. In February 2018, the District Court confirmed the jury’s opinion that the patent was infringed but invalid, and narrowed the jury’s recommendation on unenforceability by finding the patent to be unenforceable against only one of the two infringing methods used by Amphastar. On March 20, 2018, the District Court entered its final judgment affirming its February 2018 rulings. On March 27, 2018, the Company and Sandoz filed a notice of appeal of the final judgment with the CAFC. The appeal has been docketed and opening briefs were filed July 30, 2018. In the event that the Company is not successful in further appeal or prosecution or settlement of this action against Amphastar, and Amphastar is able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. The Company posted $17.5 million as collateral for the security bond and classified the collateral as restricted cash in its consolidated balance sheet. On March 23, 2018, Amphastar filed a motion to enforce liability on the security bond with the District Court. On April 3, 2018, the Company and Sandoz filed an emergency motion to defer consideration of Amphastar's motion to enforce liability on the security bond pending exhaustion of appeals. On July 16, 2018, the District Court denied Amphastar's motion to enforce liability on the security bond and allowed the Company's and Sandoz' motion to defer consideration. Litigation involves many risks and uncertainties, and there is no assurance that the Company or Sandoz will prevail in this patent enforcement suit.

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

On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against the Company and Sandoz in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic Enoxaparin Sodium Injection. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, the Company and Sandoz sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and unspecified damages and fees. In December 2015, the Company and Sandoz filed a motion to dismiss and a motion to transfer the case to the United States District Court for the District of Massachusetts. On March 21, 2017, the United States District Court for the Middle District of Tennessee dismissed NGH’s claim for damages against the Company and Sandoz, but allowed the case to move forward, in part, for NGH’s claims for injunctive and declaratory relief. In the same opinion, the United States District Court for the Middle District of Tennessee denied the Company's motion to transfer. On June 9, 2017, NGH filed a motion to amend its complaint to add a new named plaintiff, the American Federation of State, County and Municipal Employees District Council 37 Health & Security Plan, or DC37. NGH and DC37 seek to assert claims for damages under the laws of more than 30 different states, on behalf of a putative class of indirect purchasers of Lovenox or generic enoxaparin. On June 30, 2017, the Company and Sandoz filed a brief opposing the motion to amend the complaint. On December 14, 2017, the Court granted NGH's motion to amend. In January 2018, the Company and Sandoz filed three motions to dismiss the amended complaint. Those briefs remain pending before the Court. While the outcome of litigation is inherently uncertain, the Company believes this suit is without merit, and intends to vigorously defend itself in this litigation.

8. Subsequent Events

On August 2, 2018, the Company amended its lease agreement with BMR-Rogers Street LLC to terminate the lease with respect to the premises located on the 4th floor of 301 Binney St., effective as of August 6, 2018. As a result of this amendment, our remaining lease commitments as described in Note 7 would decrease by approximately $37.6 million over the remaining lease term.

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

To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. Although we were profitable in fiscal years 2010 and 2011, since that time we have been incurring operating losses and we expect to incur annual operating losses over the next several years as we advance our drug development portfolio. As of June 30, 2018, we had an accumulated deficit of approximately $685.3 million. We will need to generate significant revenue to return to profitability. We expect that our return to profitability, if at all, will most likely come from the commercialization of the products in our drug development portfolio.

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

In October 2017, Mylan N.V. announced the launch of its generic equivalents of once-daily COPAXONE 20 mg/mL and three-times-weekly COPAXONE 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Additionally, as a result of Mylan N.V.’s and our launches of generic equivalents of COPAXONE 40 mg/mL, the market and contractual profit share revenue of GLATOPA 20 mg/mL may be reduced by an accelerated conversion of patients from once-daily 20 mg/mL glatiramer acetate injection to three-times-weekly 40 mg/mL glatiramer acetate injection due to lower pricing in that market. As of the end of the second quarter of 2018, 40 mg/mL glatiramer acetate injection accounted for approximately 83% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.

GLATOPA® (glatiramer acetate injection) 40 mg/mL—Generic Three-times-weekly COPAXONE® (glatiramer acetate injection) 40 mg/mL

On February 13, 2018, we announced that GLATOPA 40 mg/mL, a generic version of three-times-weekly COPAXONE 40 mg/mL, was approved by the FDA and launched by our collaborator, Sandoz.

As a result of Mylan N.V.’s launch of its generic equivalent of three-times-weekly COPAXONE 40 mg/mL in October, 2017 we expected the potential market share, price and contractual profit share revenue available for GLATOPA 40 mg/mL to be reduced. Since Sandoz’s launch of GLATOPA 40mg/mL in February 2018, Sandoz has encountered aggressive pricing and contracting tactics from competitors and as a result we expect modest revenues for the product in the future.

On January 30, 2017, the District Court for the District of Delaware found invalid four Orange Book-listed patents related to COPAXONE 40 mg/mL that we were alleged to have infringed. Three of these patents had previously been found invalid in August 2016 by the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, or PTAB, in an Inter Partes Review filed by an unrelated third party. In February 2017, Teva and Yeda appealed the District Court's January 30, 2017 decision to the U.S. Court of Appeals for the Federal Circuit. Briefing was completed in the third quarter of 2017. Oral argument was held on May 1, 2018, at the CAFC. A decision is pending. This and other legal proceedings related to GLATOPA 40 mg/mL are described under " Part II. Item 1. Legal Proceedings - GLATOPA 40 mg/mL-Related Proceedings."

GLATOPA refers to GLATOPA 20 mg/mL and GLATOPA 40 mg/mL, collectively.

Enoxaparin Sodium Injection—Generic LOVENOX®

Under our amended 2003 collaboration agreement with Sandoz, or the 2003 Sandoz Agreement, Sandoz is obligated to pay us 50% of contractually defined profits on sales of Enoxaparin Sodium Injection. In July 2018, Sandoz notified its customers and the FDA that it will discontinue supplying Enoxaparin Sodium Injection. We expect any future revenues from Sandoz' sales of Enoxaparin Sodium Injection, if any, to be minimal.

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

M710—Biosimilar EYLEA® (aflibercept) Candidate

M710 is being developed in collaboration with Mylan. On January 3, 2018, we announced the development strategy for M710. We and Mylan are in the process of initiating the pivotal clinical trial in patients. This trial is randomized, double-blind, active-control, multi-center study in patients with diabetic macular edema to compare the safety, efficacy and immunogenicity of M710 with EYLEA. Subject to development, marketing approval and patent considerations, we expect U.S. market formation for biosimilar versions of EYLEA will likely be in the 2023 time frame.

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

Strategic Review

In January 2018, we announced that we had begun a strategic review to address funding challenges and revenue uncertainty related to our biosimilar programs. Potential management actions include establishing new collaborations across the portfolio, implementing additional cost reduction strategies, slowing the pace of future biosimilar program development and the potential sale of certain biosimilar assets. Pending a decision to undertake any strategic alternatives, we have continued development and collaboration activities for our biosimilar programs in accordance with our current strategy while focusing on managing our cash position. On August 9, 2018, we announced that our strategic review is progressing, we are actively evaluating options and expect to complete and announce the outcome of such review in the 3rd quarter of 2018. There is no finite timetable for completion of the strategic review process, and we can provide no assurance that any strategic alternative we pursue will have a positive impact on our results of operations or financial condition.

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

A Phase 1 randomized, double-blind, placebo-controlled study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of M281 in normal healthy volunteers was initiated in June 2016. In January 2018, we announced the full results of the Phase 1 study. The single ascending dose, or SAD, portion of the study enrolled five cohorts with a total of 34 healthy adult volunteers and showed that a single dose of M281 achieved up to an 80% reduction of circulating IgG antibodies. The multiple ascending dose, or MAD, portion of the study assessed M281 in two cohorts, administered in four weekly doses to 16 healthy adult volunteers and showed predictable pharmacokinetics, and commensurate, controllable and reproducible reductions in circulating IgG. The data showed greater than 80% reduction in circulating IgG antibodies with a mean reduction of 84%. M281 was well tolerated at all dose levels and no serious adverse events or unexpected safety findings were observed in either portion of the study. We are finalizing our development strategy for M281 and are planning two proof of concept clinical trials in the fourth quarter of 2018, pending regulatory feedback.

M230 (CSL730) - Recombinant Fc Multimer Candidate

M230 is a novel recombinant trivalent human IgG1 Fc multimer containing three IgG Fc regions joined carefully to maximize activity. Nonclinical data have shown that M230 enhances the molecules' avidity for the Fc receptors matching the potency and efficacy of IVIg at significantly lower doses.

Pursuant to the License and Option Agreement with CSL Behring Recombinant Facility AG (CSL), or the CSL License Agreement, effective February 17, 2017, we granted CSL an exclusive worldwide license to research, develop, manufacture and commercialize M230. On August 28, 2017, we exercised our 50% co-funding option, which is discussed further in Note 5, "License Agreements and Collaborative Agreements - CSL License and Option Agreement". CSL's Phase I study in healthy volunteers to evaluate safety and tolerability of M230 is ongoing and is targeted for completion in 2019.

M254 - hsIVIg Candidate

M254 is a hyper-sialylated immunoglobulin designed as a high potency alternative for intravenous immunoglobulin (IVIg), a therapeutic drug product that is manufactured using pooled, human immunoglobulin G, or IgG, antibodies purified from blood plasma. IVIg is used to treat several inflammatory diseases, including idiopathic thrombocytopenic purpura, and chronic inflammatory demyelinating polyneuropathy. If approved, M254 has the potential to remediate the limitations of IVIg because sialylation of the Fc region of IgG has been seen to augment the anti-inflammatory attributes of IVIg. We have completed our IND-enabling toxicology study and expect to initiate a Phase 1 clinical study in late 2018 or early 2019. We continue to identify and explore potential collaboration opportunities to further develop and commercialize this product candidate.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

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

The following data summarizes our collaboration revenues for the periods indicated.

	Three Months Ended June 30,
	2018	2017
Collaboration revenue:	(in thousands)	(in thousands)
Product revenue	$11,779	$19,140
Research and development revenue	1,252	4,430
Total collaboration revenue	$13,031	$23,570

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

	Three Months Ended June 30,		Change period over period
	2018	2017	2018 compared to 2017
	(in thousands)	(in thousands)	(in thousands)	(%)
GLATOPA	$11,779	$19,140	$(7,361)	(38)%

The decrease in GLATOPA product revenue of $7.4 million, or 38%, from the three months ended June 30, 2017 to the three months ended June 30, 2018 was primarily due to lower net sales of GLATOPA 20 mg/mL driven by Mylan N.V.'s entry into the COPAXONE market.

We estimate that the number of prescriptions for GLATOPA 20 mg/mL currently represents approximately 40% of the once-daily 20 mg/mL U.S. glatiramer acetate market.

In October 2017, Mylan N.V. announced the launch of its generic equivalents of once-daily COPAXONE 20 mg/mL and three-times-weekly COPAXONE 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Additionally, as a result of Mylan N.V.’s and our launches of generic equivalents of COPAXONE 40 mg/mL, the market and contractual profit share revenue of GLATOPA 20 mg/mL may be reduced by an accelerated conversion of patients from once-daily 20 mg/mL glatiramer acetate injection to three-times-weekly 40 mg/mL glatiramer acetate injection due to lower pricing in that market. As a result of Mylan N.V.’s launch of its generic equivalent of three-times-weekly COPAXONE 40 mg/mL in October, 2017 we expected the potential market share, price and contractual profit share revenue available for GLATOPA 40 mg/mL to be reduced. Since Sandoz’s launch of Glatopa 40mg/mL in February in 2018, Sandoz has encountered aggressive pricing and contracting tactics from competitors and as a result we expect modest sales for the product in the future. As of the end of the second quarter of 2018, 40 mg/mL glatiramer acetate injection accounted for approximately 83% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.

Enoxaparin Sodium Injection—Generic LOVENOX®

Effective April 1, 2015, we began to earn 50% of contractually defined profits on Sandoz' sales of Enoxaparin Sodium Injection. A portion of Enoxaparin Sodium Injection development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, are offset against profit-sharing amounts, royalties and milestone payments.

Due to increased generic competition and resulting decreased market pricing for generic enoxaparin sodium injection products, Sandoz did not record a profit on sales of Enoxaparin Sodium Injection in the periods presented. In July 2018, Sandoz notified its customers and the FDA that it will discontinue production of Enoxaparin Sodium Injection. We expect any future revenues from Sandoz' sales of Enoxaparin Sodium Injection, if any, to be minimal.

Research and Development Revenue

Research and development revenue generally consists of amounts earned by us under our collaborations for technical development, regulatory and commercial milestones; reimbursement of research and development services and reimbursement of development costs under our collaborative arrangements; and recognition of upfront arrangement consideration.

Research and development revenue was $1.3 million and $4.4 million for the three months ended June 30, 2018 and 2017, respectively. The decrease in research and development revenue of $3.1 million, or 70%, from the three months ended June 30, 2017 to the three months ended June 30, 2018 was driven by lower revenue recognized from the Mylan upfront payment as compared to the amount recognized in the 2017 period and lower reimbursable expenses for our complex generic programs. Prior to January 1, 2018, we applied a straight-line method to recognize the Mylan upfront payment as revenue through the expected date of FDA approval for each product candidate. Effective January 1, 2018, with the adoption of the revised revenue recognition guidance under ASC 606, we use a proportional performance method to recognize the upfront payment using costs incurred over total costs expected to be incurred during the period the services are delivered.

Operating Expenses

The following table summarizes our operating expenses for the periods indicated, together with the changes period over period.

	Three Months Ended June 30,				Change period over period
	2018	% of Total Operating Expenses	2017	% of Total Operating Expenses	2018 compared to 2017
	(in thousands)	(%)	(in thousands)	(%)	(in thousands)	(%)
Operating expenses:
Research and development	$31,340	37%	$39,063	63%	$(7,723)	(20)%
General and administrative	22,531	27%	22,572	37%	(41)	—%
Other operating expense	30,000	36%	—	—%	30,000	100%
Total operating expenses	$83,871	100%	$61,635	100%	$22,236	36%

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

Research and development expense for the three months ended June 30, 2018 was $31.3 million, compared with $39.1 million for the three months ended June 30, 2017. The decrease of $7.8 million, or 20%, from the three months ended June 30, 2017 to the three months ended June 30, 2018 was primarily due to a decrease in external R&D expense for CRO and CMO spend related to biosimilar programs of $20.1 million partially offset by increases of $10.2 million in cost sharing payments under our collaborations related to novel programs and $2.2 million in rent and facility-related expenses, due to the move to our new facilities in April 2018.

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

The following table sets forth research and development costs for our principal programs by product area for the three months ended June 30, 2018 and 2017. The figures in the table include GLATOPA and Enoxaparin Sodium Injection research and development costs incurred by us and reimbursed by Sandoz. For our cost sharing arrangements with Mylan and CSL, we have also included our share of costs incurred by Mylan and CSL, including costs for full-time equivalents. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of	Three Months Ended June 30,
	June 30, 2018	2018	2017
		(in thousands)	(in thousands)
External Costs Incurred by Product Area:
Complex Generics(1)	(1)	$133	$1,299
Biosimilars	Various(2)	1,107	17,717
Novel Therapeutics	Various(3)	8,108	666
Internal Costs		21,992	19,381
Total Research and Development Expenses		$31,340	$39,063

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

(2)
Biosimilars include M923, a biosimilar candidate of HUMIRA® (adalimumab), M834, a biosimilar candidate of ORENCIA® (abatacept), M710, a biosimilar candidate of EYLEA® (aflibercept), as well as four other biosimilar candidates. In January 2018, we announced that the Biologics License Application for M923 is prepared to be filed with the FDA. We completed a Phase 1 clinical trial of M834 and in November 2017 we announced that M834 did not meet its primary pharmacokinetic endpoints in its trial. For M710, we and Mylan are in the process of initiating the pivotal clinical trial in patients. Our other biosimilar candidates are in the discovery and process development phase.

(3)
Our novel therapeutic programs include M281, for which we are planning two proof of concept clinical trials in the fourth quarter of 2018, pending regulatory feedback; M230, for which our licensee's, CSL's, Phase I study in healthy volunteers to evaluate safety and tolerability of M230 is ongoing and is targeted for completion in 2019; M254, for which we have completed our IND-enabling toxicology study and expect to initiate a Phase 1 clinical study in late 2018 or early 2019; as well as other discovery and nonclinical stage programs.

External expenditures for complex generics decreased by $1.2 million, or 90% from the three months ended June 30, 2017 to the three months ended June 30, 2018 as we had incurred non-recurring costs in the 2017 period. External expenditures for our biosimilars programs decreased by $16.6 million, or 94%, from the three months ended June 30, 2017 to the three months ended June 30, 2018 primarily due to a decrease in activities for M923, M834, and M710. External costs of our novel therapeutic programs increased by $7.4 million, or 1,117%, from the three months ended June 30, 2017 to the three months ended June 30, 2018 driven by activities to support advancing M281 towards Phase 2 clinical trials and by an increase in costs related to M230 for which we have a 50% cost sharing arrangement with CSL per the CSL License Agreement. Finally, internal costs grew by $2.6 million, or 13%, from the three months ended June 30, 2017 to the three months ended June 30, 2018 primarily due to increased rent and other facility-related expenses, due to the move to our new facilities in April 2018.

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

General and administrative expense for the three months ended June 30, 2018 was $22.5 million, compared with $22.6 million for the three months ended June 30, 2017. The decrease of $0.1 million, or 0.04%, from the three months ended June 30, 2017 to the three months ended June 30, 2018 was primarily driven by lower legal expenses related to our litigation.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

Other Operating Expense

In the three months ended June 30, 2018, we recorded an expense of $30.0 million in connection with the renegotiation with Human Genome Sciences, Inc. ("GSK") of certain contractual obligations under a manufacturing services agreement. We have agreed to pay GSK $15.0 million by August 15, 2018 and $15.0 million by July 1, 2019.

 Other Income, net

Other income, net includes other items of non-operating income and expense. Other income, net was $1.0 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively. Other income, net includes interest income of $1.5 million and $1.1 million for three months ended June 30, 2018 and 2017, respectively. The increase in interest income of $0.4 million or 36%, from the three months ended June 30, 2017 to the three months ended June 30, 2018 was caused by higher interest income due to higher interest rates in 2018. Other income, net also includes loss on disposals of assets of $0.6 million for the three months ended June 30, 2018.

Comparison of Six Months Ended June 30, 2018 and 2017

Revenue

The following data summarizes our collaboration revenues for the periods indicated.

	Six Months Ended June 30,
	2018	2017
Collaboration revenue:	(in thousands)	(in thousands)
Product revenue	$15,300	$42,544
Research and development revenue	2,583	7,640
Total collaboration revenue	$17,883	$50,184

Product Revenue

GLATOPA

The following table presents GLATOPA product revenue by period.

	Six Months Ended June 30,		Change period over period
	2018	2017	2018 compared to 2017
	(in thousands)	(in thousands)	(in thousands)	(%)
GLATOPA	$15,300	$42,544	$(27,244)	(64)%

The decrease in GLATOPA product revenue of $27.2 million, or 64% from the six months ended June 30, 2017 to the six months ended June 30, 2018 was primarily due to lower net sales of GLATOPA 20 mg/mL driven by Mylan N.V.'s entry into the COPAXONE market and a $9.8 million deduction in the first quarter of 2018 for our 50% share of GLATOPA 40 mg/mL inventory written off by Sandoz.

Research and Development Revenue

Research and development revenue was $2.6 million and $7.6 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in research and development revenue of $5.0 million, or 66%, from the six months ended June 30, 2017 to the six months ended June 30, 2018 was driven by lower revenue recognized from the Mylan upfront payment as compared to the amount recognized in the 2017 period and lower reimbursable expenses for our complex generic programs. Prior to January 1, 2018, we applied a straight-line method to recognize the Mylan upfront payment as revenue through the expected date of FDA approval for each product candidate. Effective January 1, 2018, with the adoption of the revised revenue recognition guidance under ASC 606, we use a proportional performance method to recognize the upfront payment using costs incurred over total costs expected to be incurred during the period the services are delivered.

Operating Expenses

The following table summarizes our operating expenses for the periods indicated, together with the changes period over period.

	Six Months Ended June 30,				Change period over period
	2018	% of Total Operating Expenses	2017	% of Total Operating Expenses	2018 compared to 2017
	(in thousands)	(%)	(in thousands)	(%)	(in thousands)	(%)
Operating expenses:
Research and development	$64,582	47%	$75,164	62%	$(10,582)	(14)%
General and administrative	43,143	31%	45,677	38%	(2,534)	(6)%
Other operating expense	30,000	22%	—	—%	30,000	100%
Total operating expenses	$137,725	100%	$120,841	100%	$16,884	14%

Research and Development Expense

Research and development expense for the six months ended June 30, 2018 was $64.6 million, compared with $75.2 million for the six months ended June 30, 2017. The decrease of $10.6 million, or 14%, from the six months ended June 30, 2017 to the six months ended June 30, 2018 was primarily due to a decrease in external R&D expense for CRO and CMO spend for biosimilar programs of $31.1 million partially offset by increases of $15.5 million in cost sharing payments under our collaborations related to novel programs and $5.3 million in rent and facility-related expenses, due to the move to our new facilities at 301 Binney Street in April 2018.

The following table sets forth research and development costs for our principal programs by product area for the six months ended June 30, 2018 and 2017. The figures in the table include GLATOPA and Enoxaparin Sodium Injection research and development costs incurred by us and reimbursed by Sandoz. For our cost sharing arrangements with Mylan and CSL, we have also included our share of costs incurred by Mylan and CSL, including costs for full-time equivalents. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of	Six Months Ended June 30,
	June 30, 2018	2018	2017
		(in thousands)	(in thousands)
External Costs Incurred by Product Area:
Complex Generics(1)	(1)	$250	$3,090
Biosimilars	Various(2)	5,026	26,510
Novel Therapeutics	Various(3)	14,601	6,111
Internal Costs		44,705	39,453
Total Research and Development Expenses		$64,582	$75,164

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

(2)
Biosimilars include M923, a biosimilar candidate of HUMIRA® (adalimumab), M834, a biosimilar candidate of ORENCIA® (abatacept), M710, a biosimilar candidate of EYLEA® (aflibercept), as well as four other biosimilar candidates. In January 2018, we announced that the Biologics License Application for M923 is prepared to be filed with the FDA. We completed a Phase 1 clinical trial of M834 and in November 2017 we announced that M834 did not meet its primary pharmacokinetic endpoints in its trial. For M710, we and Mylan are in the process of initiating the pivotal clinical trial in patients. Our other biosimilar candidates are in the discovery and process development phase.

(3)
Our novel therapeutic programs include M281, for which are planning two proof of concept clinical trials in the fourth quarter of 2018, pending regulatory feedback; M230, for which our licensee's, CSL's, Phase I study in healthy volunteers to evaluate safety and tolerability of M230 is ongoing and is targeted for completion in 2019; M254, for which we have completed our IND-enabling toxicology study and expect to initiate a Phase 1 clinical study in late 2018 or early 2019; as well as other discovery and nonclinical stage programs.

External expenditures for complex generics decreased by $2.8 million, or 92% from the six months ended June 30, 2017 to the six months ended June 30, 2018 as we had incurred non-recurring costs in the 2017 period. External expenditures for our biosimilars programs decreased by $21.5 million, or 81%, from the six months ended June 30, 2017 to the six months ended June 30, 2018 due to a decrease in activities for M923 and M834 partially offset by increase in development of M710 and other biosimilar candidates. External costs of our novel therapeutic programs increased by $8.5 million, or 139%, from the six months ended June 30, 2017 to the six months ended June 30, 2018 driven by activities to support advancing M281 towards Phase 2 clinical trials and by an increase in costs related to M230 for which we share 50% with CSL per the CSL License Agreement. Finally, internal costs grew by $5.3 million, or 13%, from the six months ended June 30, 2017 to the six months ended June 30, 2018 primarily due to increased rent and other facility-related expenses, due to the move to our new facilities in April 2018.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2018 was $43.1 million, compared with $45.7 million for the six months ended June 30, 2017. The decrease of $2.6 million, or 6%, from the six months ended June 30, 2017 to the six months ended June 30, 2018 was primarily due to decreases of approximately $3.3 million in legal expenses and other professional fees and $1.8 million in personnel-related expenses driven by lower shared-based compensation expense offset by a $2.5 million increase in rent and other facility-related expenses, due to the move to our new facilities in April 2018.

Other Operating Expense

In the six months ended June 30, 2018, we recorded an expense of $30.0 million in connection with the renegotiation with Human Genome Sciences, Inc. ("GSK") of certain contractual obligations under a manufacturing services agreement. We have agreed to pay GSK $15.0 million by August 15, 2018 and $15.0 million by July 1, 2019.

 Other Income, net

Other income, net includes other items of non-operating income and expense. Other income, net was $2.3 million and $2.0 million for the six months ended June 30, 2018 and 2017, respectively. Other income, net includes interest income of $3.0 million and $1.9 million for six months ended June 30, 2018 and 2017, respectively. The increase of $1.1 million or 58%, from the six months ended June 30, 2017 to the six months ended June 30, 2018 was caused by higher interest income due to higher interest rates in 2018. Other income, net also includes loss on disposals of assets of $0.6 million for the six months ended June 30, 2018.

Liquidity and Capital Resources

At June 30, 2018, we had $321.2 million in cash, cash equivalents and marketable securities and $13.2 million in collaboration receivables, which includes $11.8 million in profit share from Sandoz' sales of GLATOPA. In addition, we also held $20.6 million in restricted cash, of which $17.5 million serves as collateral for a $35.0 million security bond posted in the litigation against Amphastar.

We have funded our operations to date primarily through the sale of equity securities and payments received under our collaboration and license agreements, including contractual profits from Sandoz’ sales of GLATOPA, upfront and milestone payments, and reimbursement of research and development services and reimbursement of development costs. We expect to fund our planned operating and expenditure requirements through a combination of current cash, cash equivalents and marketable securities; equity financings; and milestone payments and contractual profits under existing collaboration agreements. We may also seek funding from new collaborations and strategic alliances, debt financings and other financial arrangements. Future funding transactions may or may not be similar to our prior funding transactions. There can be no assurance that future funding transactions will be available on favorable terms, or at all. We currently believe that our current capital resources, projected milestone payments and contractual profits will be sufficient to meet our operating requirements through at least the end of 2019.

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

Cash, Cash Equivalents and Marketable Securities

Our funds at June 30, 2018 were primarily invested in commercial paper, overnight repurchase agreements, asset-backed securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 12 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs.

We do not believe that our cash equivalents and marketable securities were subject to significant market risk at June 30, 2018.

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by operating activities	$(74,998)	$38,313
Net cash provided by (used in) investing activities	$60,580	$(149,491)
Net cash provided by financing activities	$20,772	$71,281
Net increase (decrease) in cash, cash equivalents, and restricted cash	$6,354	$(39,897)

Cash (used in) provided by operating activities

The cash provided by operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Cash used in operating activities was $75.0 million for the six months ended June 30, 2018 reflecting a net loss of $117.5 million, which was partially offset by non-cash charges of $4.3 million for depreciation and amortization of property, equipment and intangible assets and $10.0 million in shared-based compensation.  The net change in our operating assets and liabilities provided cash of $27.5 million and resulted primarily from the increase in other current and other long-term liabilities of $30.0 million in connection with the renegotiation with GSK of contractual liabilities, partially offset by a decrease in collaboration liabilities of $3.3 million in connection with our collaboration agreements with CSL and Mylan.

Cash provided by operating activities was $38.3 million for the six months ended June 30, 2017 reflecting a net loss of $68.7 million, which was partially offset by non-cash charges of $3.6 million for depreciation and amortization of property, equipment and intangible assets and $11.4 million in shared-based compensation. The net change in our operating assets and liabilities provided cash of $91.9 million and primarily resulted from the receipt of $50 million from CSL under the CSL License Agreement, which was included in deferred revenue at June 30, 2017 , and a one-time cash payment of $51.2 million in connection with the termination of the Baxalta Collaboration Agreement, which was included in collaboration receivable at December 31, 2016, partially offset by the change in collaboration liabilities of $12.5 million, representing Mylan's 50% share of certain collaboration expenses under the cost-sharing provisions of the Mylan Collaboration Agreement.

Cash provided by (used in) investing activities

Cash provided by investing activities of $60.6 million for the six months ended June 30, 2018 includes cash inflows of $137.0 million from maturities of marketable securities partially offset by cash outflows of $69.8 million for purchases of marketable securities and $6.7 million for capital equipment and leasehold improvements.

Cash used in investing activities of $149.5 million for the six months ended June 30, 2017 included cash outflows of $269.4 million for purchases of marketable securities and $5.7 million for capital equipment and leasehold improvements partially offset by cash inflows of $125.6 million from maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities of $20.8 million for the six months ended June 30, 2018 consists solely of proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

Cash provided by financing activities of $71.3 million for the six months ended June 30, 2017 included $64.1 million of net proceeds from shares sold under the 2015 ATM Agreement and $7.2 million in proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations including royalties payable to third parties, and operating lease obligations. Our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 26, 2018, have not materially changed since we filed that report.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2018, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2018. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer (principal executive officer and principal financial officer) concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 31, 2017, Teva filed a suit against us and Sandoz in the United States District Court for the District of New Jersey alleging infringement related to an additional patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,155,775, which issued in October 2015 and expires in October 2035. We and Sandoz filed a motion to dismiss and a motion to transfer the suit to the United States District Court for the District of Delaware. On January 31, 2017, Teva voluntarily dismissed us from the New Jersey suit for U.S. Patent No. 9,155,775, maintaining the suit against Sandoz On May 23, 2017, the United States District Court for the District of New Jersey granted the motion to transfer the suit to the United States District Court for the District of Delaware. A claim construction hearing was held on November 2, 2017, and a claim construction opinion issued on December 1, 2017. On May 24, 2018, the United States District Court for the District of Delaware entered a revised schedule for the trial. Pursuant to the Court's amended schedule a seven day trial is scheduled to commence before the United States District Court for the District of Delaware on February 25, 2019.

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

In July 2013, the District Court granted a motion by Amphastar and Actavis for summary judgment. We filed a notice of appeal of that decision to the CAFC. In February 2014, Amphastar filed a motion to the CAFC for summary affirmance of the District Court ruling, which the CAFC denied in May 2014. On November 10, 2015, the CAFC affirmed the District Court summary judgment decision with respect to Actavis, reversed the District Court summary judgment decision with respect to Amphastar, and remanded the case against Amphastar to the District Court. On January 11, 2016, Amphastar filed a petition for rehearing by the CAFC, which was denied on February 17, 2016. On May 17, 2016, Amphastar filed a petition for a writ of certiorari for review of the CAFC decision by the United States Supreme Court, which was denied on October 3, 2016. In April 2017, we, Sandoz and Actavis, or the Settling Parties, settled and signed reciprocal releases of all claims, and filed a voluntary stipulation with the District Court, pursuant to which the Settling Parties stipulated and agreed to dismiss with prejudice all claims and counterclaims among the Settling Parties, without fees or costs to any party, and with the Settling Parties waiving any and all right of appeal. The District Court trial was held in July 2017, and the jury verdict found our patent to be infringed, but invalid and unenforceable. In February 2018, the District Court confirmed the jury’s opinion that the patent was infringed but invalid, but narrowed the jury’s recommendation on unenforceability by finding our patent to be unenforceable against only one of the two infringing methods used by Amphastar. On March 20, 2018, the District Court entered its final judgment affirming its February 2018 rulings. On March 27, 2018, we and Sandoz filed a notice of appeal of the final judgment with the CAFC. The appeal has been docketed and opening briefs were filed July 30, 2018. In the event that we are not successful in further appeal or prosecution or settlement of this action against Amphastar, and Amphastar is able to prove it suffered damages as a result of the preliminary injunction, we could be liable for damages for up to $35 million of the security bond. We posted $17.5 million as collateral for the security bond and classified the collateral as restricted cash in our consolidated balance sheet. On March 23, 2018, Amphastar filed a motion to enforce liability on the security bond with the District Court. On April 3, 2018, we and Sandoz filed an emergency motion to defer consideration of Amphastar's motion to enforce liability on the security bond pending exhaustion of appeals. On July 16, 2018, the District Court denied Amphastar's motion to enforce liability on the security bond and allowed the Company's and Sandoz' motion to defer consideration. Litigation involves many risks and uncertainties, and there is no assurance that we or Sandoz will prevail in this patent enforcement suit.

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

On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against us and Sandoz in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic Enoxaparin Sodium Injection. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, we and Sandoz sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and unspecified damages and fees. In December 2015, we and Sandoz filed a motion to dismiss and a motion to transfer the case to the United States District Court for the District of Massachusetts. On March 21, 2017, the United States District Court for the Middle District of Tennessee dismissed NGH’s claim for damages against us and Sandoz, but allowed the case to move forward, in part, for NGH’s claims for injunctive and declaratory relief. In the same opinion, the United States District Court for the Middle District of Tennessee denied our motion to transfer. On June 9, 2017, NGH filed a motion to amend its complaint to add a new named plaintiff, the American Federation of State, County and Municipal Employees District Council 37 Health & Security Plan, or DC37. NGH and DC37 seek to assert claims for damages under the laws of more than 30 different states, on behalf of a putative class of indirect purchasers of Lovenox or generic enoxaparin. On June 30, 2017, we and Sandoz filed a brief opposing the motion to amend the complaint. On December 14, 2017, the Court granted NGH's motion to amend. In January 2018, we and Sandoz filed three motions to dismiss the amended complaint. Those briefs remain pending before the Court. While the outcome of litigation is inherently uncertain, we believe this suit is without merit, and we intend to vigorously defend ourselves in this litigation.

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

Risks Relating to Our Business

Any strategic alternatives we may pursue as a result of our strategic review may not be successful.

In January 2018, we announced that we had begun a strategic review to address funding challenges and revenue uncertainty related to our biosimilar programs. Potential management actions include establishing new collaborations across the portfolio, implementing additional cost reduction strategies, slowing the pace of future biosimilar program development and the potential sale of certain biosimilar assets. Pending a decision to undertake any strategic alternatives, we have continued development and collaboration activities for our biosimilar programs in accordance with our current strategy while focusing on managing our cash position. On August 9, 2018, we announced that our strategic review is progressing, we are actively evaluating options and expect to complete and announce the outcome of such review in the 3rd quarter of 2018. There is no finite timetable for completion of the strategic review process, and we can provide no assurance that any strategic alternative we pursue will have a positive impact on our results of operations or financial condition.

If we or our collaborative partners encounter difficulties in our supply or manufacturing arrangements, including an inability by third party manufacturers to satisfy FDA quality standards and related regulatory requirements, our development and commercialization efforts may be materially harmed.

We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend upon our collaborators and other third parties, including sole source suppliers, to provide raw materials meeting FDA quality standards and related regulatory requirements, manufacture the drug substance, produce the final drug product and provide certain analytical services with respect to our products and product candidates. The FDA and other regulatory authorities require that our products be manufactured according to current good manufacturing practices, or cGMP, regulations and that proper procedures are implemented to assure the quality of our sourcing of raw materials and the manufacture of our products. Any failure by us, our collaborators or our third-party manufacturers to comply with cGMP and/or scale-up manufacturing processes could lead to a delay in, or failure to obtain, regulatory approval. In addition, such failure could be the basis for action by the FDA to withdraw approvals for products previously granted to us and for other regulatory action, including product recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions. To the extent we rely on a third-party manufacturer, the risk of non-compliance with cGMPs may be greater and the ability to effect corrective actions for any such noncompliance may be compromised or delayed. For example, on February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturer for GLATOPA, Pfizer Inc., received an FDA warning letter. The FDA applied a compliance hold on the approval of pending drug applications listing the Pfizer Inc. facility, including the ANDA for GLATOPA 40 mg/mL, until satisfactory resolution of the compliance observations in the FDA warning letter. On January 30, 2018, we announced that the FDA had changed the status of Pfizer’s manufacturing facility to Voluntary Action Indicated, which lifted the compliance hold and was followed by a marketing approval in February 2018. The FDA delay in ability to approve GLATOPA 40 mg/mL until satisfactory resolution of the compliance observations in the FDA warning letter greatly increased the risk to us and Sandoz of prior or contemporaneous competition from other generic versions of COPAXONE 40 mg/mL, limiting revenue potential. In October 2017, Mylan N.V. announced the launch of its generic equivalent of COPAXONE 40 mg/mL. As a result, we anticipate that any revenue and profits from GLATOPA 40 mg/mL will be reduced, perhaps significantly, which could have a material adverse impact on our business, financial position and results of operations and could cause the market value of our common stock to decline. Since Sandoz’s launch of Glatopa 40mg/mL in February 2018, Sandoz has encountered aggressive pricing and contracting tactics from competitors and, as a result, we expect modest sales for the product in the future. Any additional prior or contemporaneous competition from other generic versions of

COPAXONE 40 mg/mL could have a further material adverse impact on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Pricing and market share of generic and biosimilar products may decline, often dramatically, as other generics or biosimilars of the same brand name drug or reference product, respectively, enter the market. Competing generics include brand name manufacturers’ “authorized generics” of their own brand name products. Generally, earlier-to-market generics and biosimilars are better able to gain significantly greater market share than later-to-market competing generics and biosimilars, respectively. Accordingly, revenue and profits from our generic products and, if approved, our generic and biosimilar product candidates, may be significantly reduced based on the timing and number of competing generics and biosimilars, respectively. We expect our generic products and, if approved, certain of our generic and biosimilar product candidates may face intense and increasing competition from other generics and biosimilars. For example, in October 2017, Mylan N.V. announced the launch of its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Additionally, as a result of Mylan N.V.’s and our launches of generic equivalents of COPAXONE 40 mg/mL, the market and contractual profit share revenue of GLATOPA 20 mg/mL may be reduced by an accelerated conversion of patients from once-daily 20 mg/mL glatiramer acetate injection to three-times weekly 40 mg/mL glatiramer acetate injection due to lower pricing in that market. As a result of Mylan N.V.’s launch of its generic equivalent of three-times-weekly COPAXONE 40 mg/mL in October, 2017 we expected the potential market share, price and contractual profit share revenue available for GLATOPA 40 mg/mL to be reduced. Since Sandoz’s launch of Glatopa 40mg in February, Sandoz has encountered aggressive pricing and contracting tactics from competitors and as a result we expect modest sales for the product in the future. In addition, several other companies have submitted ANDAs to the FDA for generic versions of COPAXONE. A launch of one or more additional generic versions of COPAXONE could further reduce anticipated revenue from GLATOPA 20 mg/mL and GLATOPA 40 mg/mL.

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

Brand companies may develop alternative versions of a reference product as part of a life cycle extension strategy, and may obtain approval of the alternative version under a supplemental new drug application, for a drug, or biologics license application, for a biologic. The alternative version may offer patients added benefits such as a more convenient form of administration or dosing regimen. Should the brand company succeed in obtaining an approval of an alternative product, it may capture a significant share of the collective reference product market and significantly reduce the market for the original reference product and thereby the potential size of the market for our generic or biosimilar products. For example, as of the end of the second quarter of 2018, Teva’s three-times-weekly COPAXONE 40 mg/mL and Mylan N.V.’s three-times-weekly generic equivalent product accounted for approximately 83% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. As a result, the market potential for GLATOPA 20 mg/mL has decreased, and may decrease further as additional patients are converted from once-daily COPAXONE or any generic equivalent to three-times-weekly COPAXONE or generic equivalent. In addition, the alternative product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the alternative product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.

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

Our near-term ability to generate GLATOPA product revenue also depends in large part on Sandoz' ability to maintain market share and favorable pricing levels for GLATOPA 20 mg/mL and achieve profitable sales and market share for GLATOPA 40 mg/mL. In October 2017, Mylan N.V. announced the launch of its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Additionally, as a result of Mylan N.V.’s and our launches of generic equivalents of COPAXONE 40 mg/mL, the market and contractual profit share revenue of GLATOPA 20 mg/mL may be reduced by an accelerated conversion of patients from once-daily 20 mg/mL glatiramer acetate injection to three-times weekly 40 mg/mL glatiramer acetate injection due to lower pricing in that market. As a result of Mylan N.V.’s launch of its generic equivalent of three-times-weekly COPAXONE 40 mg/mL in October, 2017 we expected the potential market share, price and contractual profit share revenue available for GLATOPA 40 mg/mL to be reduced. Since Sandoz’s launch of Glatopa 40mg in February, Sandoz has encountered aggressive pricing and contracting tactics from competitors and as a result we expect modest sales for the product in the future. Our near-term ability to generate GLATOPA 40 mg/mL product revenue will depend on Sandoz' ability to compete with Teva's three-times-weekly COPAXONE 40 mg/mL product and any generic equivalents. As of the end of the second quarter of 2018, 40 mg/mL glatiramer acetate injection accounted for approximately 83% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. If other competitors receive approval to market generic versions of the 20 mg/mL or 40 mg/mL formulations of COPAXONE, our product revenue and profits would be further impacted, and as a result, our business, including our near-term financial results and our ability to utilize GLATOPA revenue to fund future discovery and development programs, may suffer.

Any future Enoxaparin Sodium Injection product revenue is dependent on Sandoz being able to identify an acceptable high quality contract manufacturer for enoxaparin at a price point that will allow for the successful manufacture and competitive commercialization of Enoxaparin Sodium Injection.

Our near-term ability to generate Enoxaparin Sodium Injection product revenue depends, in large part, on Sandoz being able to identify an acceptable high quality contract manufacturer for enoxaparin at a price point that will allow for profitable and competitive sales of Enoxaparin Sodium Injection. Sandoz has faced increasing competition and pricing pressure from brand, authorized generic and other currently-approved generic competitors, which has and will continue to impact Sandoz’ net sales and profits from Enoxaparin Sodium Injection, and therefore our profit share and product revenue, which is based on a fifty-percent contractual profit share. Due to these circumstances, the resulting market price for our Enoxaparin Sodium Injection product has substantially decreased and may decrease further. Sandoz did not record any profit on sales of Enoxaparin

Sodium Injection in the three months ended June 30, 2018. In July 2018, Sandoz notified its customers and the FDA that it will discontinue production of Enoxaparin Sodium Injection. We expect any future revenues from Sandoz's sales of Enoxaparin Sodium Injection, if any, to be minimal.

If our appeal in the patent litigation against Amphastar related to Enoxaparin Sodium Injection is not successful or third parties are successful in antitrust litigation against us relating to Enoxaparin Sodium Injection, we may be liable for damages and our business may be materially harmed.

The District Court trial in our patent litigation against Amphastar related to Enoxaparin Sodium Injection was held in July 2017, and the jury verdict found our patent to be infringed by Amphastar, but invalid and unenforceable. In February 2018, the District Court confirmed the jury’s opinion that the patent was infringed but invalid, and narrowed the jury’s recommendation on unenforceability by finding our patent to be unenforceable against only one of the two infringing methods used by Amphastar. We and Sandoz are considering all other available legal options to overturn the portions of the verdict that found our patent to be invalid and partially unenforceable, including a potential appeal to the CAFC. On March 20, 2018 the District Court entered its final judgment affirming its February 2018 rulings. On March 27, 2018 we and Sandoz filed a notice of appeal of the final judgment with the CAFC. The appeal has been docketed and our opening brief was filed July 30, 2018.

In the event that we are not successful in our continued prosecution of our suit against Amphastar and Amphastar is able to prove it suffered damages as a result of the preliminary injunction preventing it from selling its Enoxaparin product in the United States, we could be liable for up to $35 million of the security bond for such damages. We posted $17.5 million as collateral for the security bond and classified the collateral as restricted cash in our consolidated balance sheet. On March 23, 2018, Amphastar filed a motion to enforce liability on the security bond with the District Court. On April 3, 2018, we and Sandoz filed an emergency motion to defer consideration of Amphastar's motion to enforce liability on the security bond pending exhaustion of appeals. On July 16, 2018, the District Court denied Amphastar's motion to enforce liability on the security bond and allowed the Company's and Sandoz' motion to defer consideration. Moreover, if third parties are successful in antitrust litigation against us for asserting our Enoxaparin patent rights, they may be able to recover damages incurred as a result of enforcement of our patent rights, thereby negatively affecting our financial condition and results of operations.

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

•
seeking to restrict biosimilar commercialization options by seeking to delay the right to adjudicate patent rights under Section 351(l) of the Biologics Price, Competition and Innovation Act or restricting access by biosimilar and generic applicants by litigation or legislative action to the use of inter partes patent review proceedings at the U.S. Patent Office to challenge invalid biologic patent rights;

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

We have incurred significant losses since our inception in May 2001. At June 30, 2018, our accumulated deficit was $685.3 million. We may incur annual operating losses over the next several years as we expand our product development, commercialization and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture, market and sell any products we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.

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

As of June 30, 2018, we had cash, cash equivalents and marketable securities totaling approximately $321.2 million. For the six months ended June 30, 2018, we had a net loss of $117.5 million and our operations used cash of $75.0 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development and commercialization of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

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

Furthermore, healthcare reform legislation known as the Affordable Care Act that was enacted in 2010 and is now being implemented could significantly change the United States health care system and the reimbursement of products. A primary goal of the law is to reduce or limit the growth of health care costs, which could change the market for pharmaceuticals and biological products. The law contains provisions that will affect companies in the pharmaceutical industry and other healthcare-

related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include an increase to the mandatory rebates for pharmaceutical products sold into the Medicaid program, an extension of the rebate requirement to pharmaceutical products used in risk-based Medicaid managed care plans, an extension of mandatory discounts for pharmaceutical products sold to certain critical access hospitals, cancer hospitals and other covered entities, and discounts and fees applicable to brand-name pharmaceutical products. Although many of these provisions may not apply directly to us, they may change business practices in our industry and, assuming our products are approved for commercial sale, such changes could adversely impact our profitability.

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

In 2017, members of Congress and the President sought to repeal and replace the Affordable Care Act, and, while those efforts did not succeed, it is possible that similar efforts will be made in the future. It is uncertain whether regulatory changes to the implementation of the Affordable Care Act will restrict patient access to affordable insurance and impact their access to novel, biosimilar and complex generic products. The full effects of any repeal and replacement of the Affordable Care Act, or regulatory changes to its implementation cannot be known until a new law is implemented through regulations or guidance is issued by the CMS and other federal and state health care agencies. Any legislative or regulatory changes could have a material adverse effect on our business, financial condition and potential profitability. In addition, litigation may prevent some or all of the legislation from taking effect. In 2018 and beyond, we may face additional uncertainties as a result of likely federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the Affordable Care Act. There is no assurance that the Affordable Care Act, as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

Item 6.    EXHIBITS

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Third Amended and Restated Certificate of Incorporation.	S-3	3.1	4/30/2013	333-188227
3.2	Fourth Amended and Restated By-Laws of the Registrant, adopted on March 14, 2017.	8-K	3.1	3/17/2017	000-50797
*10.1	Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan (as amended and restated).
*10.2	Sixth Amendment to and Partial Termination of Lease Agreement, dated August 2, 2018, by and between BMR-Rogers Street LLC and the Registrant
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer and Principal Executive, Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) Notes to Unaudited, Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.

Date: August 9, 2018	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)