Form 10-Q
period 2018-09-30
MOMENTA PHARMACEUTICALS INC
filed 2018-11-07
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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

As of November 1, 2018, there were 78,559,960 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are about future events or future results, or are otherwise not statements of historical fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management. In some cases, these statements can be identified by words such as “anticipate,” “approach,” “believe,” “can,” “contemplate,” “continue,” “could,” “ensure,” “estimate,” “expect,” "goal," “intend,” “likely,” “may,” “might,” “objective,” “opportunity,” “plan,” “potential”, “predict,” “project,” “pursue,” “seek,” “schedule,” “should,” “strategy,” “target,” “typically,” “will,” “would,” and other similar words or expressions, or the negative of these words or similar words or expressions. These statements include, but are not limited to, statements regarding our priorities, goals and strategies, including our change in strategic focus toward the discovery and development of our novel drug candidates for immune-mediated diseases, including M281, M254 and M230 and the advancement of our late stage biosimilar candidates, M923 and M710; the use, efficacy, safety, convenience, differentiation and commercial potential of our products and product candidates; the timing of clinical trials and the availability of results; the timing of regulatory filings, reviews and approvals; our expectations regarding the development and utility of our products and product candidates; development timelines for our product candidates; development, manufacture and commercialization of our products and product candidates; efforts to seek and manage relationships with collaboration partners, including without limitation for our novel therapeutic and biosimilar programs; the timing of launch of products and product candidates; market share and product revenues of our products and product candidates, including GLATOPA and Enoxaparin Sodium Injection; the timing, merits, strategy, impact and outcome of, and decisions regarding, legal proceedings; timing of biosimilar market formation; collaboration revenues and research and development revenues; manufacturing; the sufficiency of our current capital resources and projected milestone payments and product revenues for future operations; our future financial position, including but not limited to our future operating losses, our potential future profitability; our future expenses, including anticipated restructuring charges; the composition and mix of our cash, cash equivalents and marketable securities; our future revenues and our future liabilities; our funding transactions and our intended uses of proceeds thereof; product candidate development costs; receipt of contingent milestone payments; accounting policies, estimates and judgments; our estimates regarding the fair value of our investment portfolio; the market risk of our cash equivalents, marketable securities and derivative, foreign currency and other financial instruments; rights, obligations, terms, conditions and allocation of responsibilities and decision making under our collaboration agreements; the regulatory pathway for biosimilars; our strategy, including but not limited to our regulatory strategy, and scientific approach; the importance of key customer distribution arrangements; market potential and acceptance of our products and product candidates; future capital requirements; reliance on our collaboration partners and other third parties; the competitive landscape; changes in, impact of and compliance with laws, rules and regulations; product reimbursement policies and trends; pricing of pharmaceutical products, including our products and product candidates; our stock price; our intellectual property strategy and position; sufficiency of insurance; attracting and retaining qualified personnel; our internal controls and procedures; acquisitions or investments in companies, products and technologies; entering into collaboration and/or license arrangements; marketing plans; financing our planned operating and capital expenditure; the terms and conditions of our facility leases; materials used in our research and development; dilution; royalty rates; and vesting of equity awards.

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

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$65,202	$73,651
Marketable securities	209,881	269,017
Collaboration receivable	13,835	15,048
Prepaid expenses and other current assets	5,256	6,798
Restricted cash	—	2,412
Total current assets	294,174	366,926
Marketable securities, long-term	6,490	37,222
Property and equipment, net	29,451	29,916
Restricted cash, long-term	19,349	20,620
Intangible assets, net	3,171	4,036
Other long-term assets	649	711

Total assets	$353,284	$459,431

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,629	$11,456
Accrued expenses	18,115	20,528
Accrued restructuring	8,674	—
Collaboration liabilities	3,186	9,258
Deferred revenue	3,705	2,866
Other current liabilities	16,136	379
Total current liabilities	54,445	44,487
Deferred revenue, net of current portion	33,527	30,751
Other long-term liabilities	16,555	10,039
Total liabilities	104,527	85,277
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.0001 par value per share; 100,000 shares authorized, 78,608 shares issued and 78,378 shares outstanding at September 30, 2018 and 76,584 shares issued and 76,355 shares outstanding at December 31, 2017	8	8
Additional paid-in capital	987,608	939,654
Accumulated other comprehensive loss	(164)	(140)
Accumulated deficit	(735,581)	(562,254)
Treasury stock, at cost, 229 shares	(3,114)	(3,114)

Total stockholders’ equity	248,757	374,154

Total liabilities and stockholders’ equity	$353,284	$459,431
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Collaboration revenue:
Product revenue	$13,621	$10,890	$28,921	$53,434
Research and development revenue	1,263	13,200	3,846	20,840
Total collaboration revenue	14,884	24,090	32,767	74,274

Operating expenses:
Research and development	30,727	37,914	95,309	113,078
General and administrative	20,437	20,703	63,580	66,380
Restructuring	15,535	—	15,535	—
Other operating expense	—	—	30,000	—
Total operating expenses	66,699	58,617	204,424	179,458

Operating loss	(51,815)	(34,527)	(171,657)	(105,184)

Other income, net	1,515	1,339	3,841	3,329

Net loss	$(50,300)	$(33,188)	$(167,816)	$(101,855)

Basic and diluted net loss per share	$(0.65)	$(0.44)	$(2.20)	$(1.40)

Weighted average shares used in computing basic and diluted net loss per share	77,229	74,611	76,415	72,585

Comprehensive loss:
Net loss	$(50,300)	$(33,188)	$(167,816)	$(101,855)
Net unrealized holding (loss) gain on available-for-sale marketable securities	137	52	(24)	(39)
Comprehensive loss	$(50,163)	$(33,136)	$(167,840)	$(101,894)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(167,816)	$(101,855)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	5,575	4,719
Impairment of equipment	1,605	—
Share-based compensation expense	20,172	16,309
Amortization of premium on investments	(175)	248
Amortization of intangibles	865	865
Loss on disposal of assets	623	—
Changes in operating assets and liabilities:
Collaboration receivable	1,213	55,909
Prepaid expenses and other current assets	1,573	(1,734)
Other long-term assets	62	1,071
Accounts payable	(5,893)	8,081
Accrued expenses	(2,175)	(3,382)
Accrued restructuring	8,674	—
Collaboration liabilities	(6,072)	(19,007)
Deferred revenue	(1,896)	45,700
Deferred rent	4,835	662
Other liabilities	17,438	1,538

Net cash (used in) provided by operating activities	(121,392)	9,124

Cash Flows from Investing Activities:
Purchases of property and equipment	(8,594)	(11,213)
Proceeds from disposal of equipment	84	—
Purchases of marketable securities	(117,440)	(366,292)
Proceeds from maturities of marketable securities	207,459	318,178

Net cash provided by (used in) investing activities	81,509	(59,327)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock under ATM facility	—	64,090
Proceeds from issuance of common stock under stock plans	27,751	9,484

Net cash provided by financing activities	27,751	73,574

Net (decrease) increase in cash, cash equivalents and restricted cash	(12,132)	23,371
Cash, cash equivalents and restricted cash, beginning of period	96,683	172,499
Cash, cash equivalents and restricted cash, end of period	$84,551	$195,870

Non-Cash Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,228	$3,542
Receivable due from stock option exercises	$124	$617
Impact of adopting ASU 2016-09	$—	$783
Impact of adopting ASC 606	$5,511	$—

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Business Overview

Momenta Pharmaceuticals, Inc., referred to as Momenta or the Company, was incorporated in the state of Delaware in May 2001 and began operations in early 2002. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company focused on developing novel therapeutics for autoimmune diseases and biosimilars. The Company presently derives all of its revenue from its collaborations.

2. Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial statements for interim periods in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission, or SEC, on February 26, 2018. The Company's accounting policies are described in the “Notes to Consolidated Financial Statements” in its Annual Report on Form 10-K for the year ended December 31, 2017 and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company's audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Condensed Consolidated Statement of Operations and Comprehensive Loss

	For the Three Months Ended September 30, 2018
	Topic 606	Topic 605	Change
Research and development revenue	$1,263	$1,336	$(73)
Loss from operations	$51,815	$51,742	$73
Net loss	$50,300	$50,227	$73
Comprehensive loss	$50,163	$50,090	$73

	For the Nine Months Ended September 30, 2018
	Topic 606	Topic 605	Change
Research and development revenue	$3,846	$4,075	$(229)
Loss from operations	$171,657	$171,428	$229
Net loss	$167,816	$167,587	$229
Comprehensive loss	$167,840	$167,611	$229

Condensed Consolidated Balance Sheet

	Balance as of September 30, 2018
	Topic 606	Topic 605	Change
Deferred revenue, current	$3,705	$2,816	$889
Deferred revenue, non-current	$33,527	$28,676	$4,851
Accumulated deficit	$735,581	$729,841	$5,740

Condensed Consolidated Statement of Cash Flows

	For the Nine Months Ended September 30, 2018
	Topic 606	Topic 605	Change
Net loss	$167,816	$167,587	$229
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	$1,896	$2,125	$(229)

Collaboration Receivable

Collaboration receivable includes:

•	Amounts due to the Company for its contractual profit share on Sandoz Inc.’s, or Sandoz', and sales of GLATOPA;

•	Amounts due to the Company for reimbursement of research and development services and certain external costs primarily under the collaborations with Sandoz; and

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

The following table presents anti-dilutive shares for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-average anti-dilutive shares related to:
Outstanding stock options	2,091	3,649	2,841	4,064
Restricted stock awards and units	1,025	1,474	860	1,519

Fair Value Measurements

The tables below present information about the Company’s assets that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

Description	Balance as of September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$41,173	$41,173	$—	$—
Overnight repurchase agreements	1,000	—	1,000	—
Marketable securities:
U.S. government-sponsored enterprise securities	31,688	—	31,688	—
Corporate debt securities	104,236	—	104,236	—
Certificates of deposit	7,200	—	7,200	—
Commercial paper obligations	55,958	—	55,958	—
Asset-backed securities	17,289	—	17,289	—

Total	$258,544	$41,173	$217,371	$—

Description	Balance as of December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$49,204	$49,204	$—	$—
Overnight repurchase agreements	11,250	—	11,250	—
Marketable securities:
U.S. government-sponsored enterprise securities	18,181	—	18,181	—
Corporate debt securities	148,874	—	148,874	—
Certificates of deposit	7,794	—	7,794	—
Commercial paper obligations	108,630	—	108,630	—
Asset-backed securities	22,760	—	22,760	—

Total	$366,693	$49,204	$317,489	$—

The Company held $1.0 million and $11.3 million in overnight repurchase agreements as of September 30, 2018 and December 31, 2017, respectively. The instruments are classified as Level 2 due to the collateral including both U.S. government-sponsored enterprise securities and treasury instruments.
There have been no impairments of the Company’s assets measured and carried at fair value during the three and nine months ended September 30, 2018 and 2017. In addition, there were no changes in valuation techniques or transfers between the fair value measurement levels during the three and nine months ended September 30, 2018. The fair value of Level 2 instruments classified as marketable securities were determined through third party pricing services. For a description of the Company’s validation procedures related to prices provided by third party pricing services, refer to Note 2, “Summary of Significant Accounting Policies: Fair Value Measurements”, to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017. The carrying amounts reflected in the Company’s consolidated balance sheets for cash, collaboration receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Cash, Cash Equivalents and Marketable Securities

The Company’s cash equivalents are composed of money market funds and overnight repurchase agreements. Money market funds are carried at fair value, which approximate cost at September 30, 2018 and December 31, 2017. Overnight repurchase agreement yields are comparable to money market funds where principal and interest on the instruments is due the next day.

The Company classifies U.S. government-sponsored enterprise securities, corporate debt securities, certificates of deposit, commercial paper and asset-backed securities as short-term and long-term marketable securities in its consolidated financial statements. See Note 2, “Summary of Significant Accounting Policies: Cash, Cash Equivalents and Marketable Securities”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the Company’s accounting policies.

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of September 30, 2018 and December 31, 2017 (in thousands):

As of September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$65,202	$—	$—	$65,202
U.S. government-sponsored enterprise securities due in one year or less	31,697	—	(9)	31,688
Corporate debt securities due in one year or less	100,205	4	(123)	100,086
Corporate debt securities due in more than one year	4,175	1	(26)	4,150
Certificates of deposit due in one year or less	6,900	—	—	6,900
Certificates of deposit due in more than one year	300	—	—	$300
Commercial paper obligations due in one year or less	55,954	12	(8)	55,958
Asset-backed securities due in one year or less	15,257	—	(10)	15,247
Asset-backed securities due in more than one year	2,047	—	(5)	2,042
Total	$281,737	$17	$(181)	$281,573

Reported as:
Cash and cash equivalents	$65,202	$—	$—	$65,202
Marketable securities	216,535	17	(181)	216,371
Total	$281,737	$17	$(181)	$281,573

As of December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$73,651	$—	$—	$73,651
U.S. government-sponsored enterprise securities due in one year or less	18,186	—	(5)	18,181
Corporate debt securities due in one year or less	118,541	3	(115)	118,429
Corporate debt securities due in more than one year	30,487	1	(43)	30,445
Certificates of deposit due in one year or less	6,501	—	—	6,501
Certificates of deposit due in more than one year	1,297	—	(4)	1,293
Commercial paper obligations due in one year or less	108,573	65	(8)	108,630
Asset-backed securities due in one year or less	17,307	—	(30)	17,277
Asset-backed securities due in more than one year	5,487	—	(4)	5,483
Total	$380,030	$69	$(209)	$379,890

Reported as:
Cash and cash equivalents	$73,651	$—	$—	$73,651
Marketable securities	306,379	69	(209)	306,239
Total	$380,030	$69	$(209)	$379,890

Cash, Cash Equivalents, and Restricted Cash

The following tables summarize the Company’s cash, cash equivalents and restricted cash as of September 30, 2018 and September 30, 2017 (in thousands):

	As of September 30, 2018	As of September 30, 2017
Cash and cash equivalents	$65,202	$172,838
Restricted cash, current portion	—	2,412
Restricted cash, long-term	19,349	20,620
Total	$84,551	$195,870

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

Accounting Pronouncements Adopted

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, or ASU 2016-18. The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The retrospective adoption of ASU 2016-18 resulted in $23.0 million of restricted cash being included in cash, cash equivalents and restricted cash balances on the statement of cash flows for the period ended September 30, 2017. The Company included the necessary reconciliation above.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting was completed when the 2017 U.S. corporate income tax return was filed, and no material differences arose as compared to provisional amounts initially reflected in the consolidated financial statements for the year ended December 31, 2017.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that the Company adopts as of the specified effective date.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, which provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new lease requirements at the adoption date, not the earliest period presented, and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to elect this transition method at the adoption date of January 1, 2019. The Company also expects to elect a package of practical expedients, under which an entity need not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases. The Company continues to evaluate the impact of the guidance on its financial position and results of operations, and anticipates recording additional right-of-use assets and corresponding liabilities on its consolidated balance sheet.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Requirements for Fair Value Measurement. The new standard added, modified or removed disclosure requirements under Topic 820 for clarity and consistency. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not believe the guidance will have a material impact on its financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendment updates the accounting for implementation, setup, and other upfront costs for a customer in a hosting arrangement that is a service contract. The amendment is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendment is permitted, including adoption in any interim period, for all entities. The amendment may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company expects to adopt this amendment prospectively when effective, and does not expect the amendment will have a material impact on its financial statements.

3. Restricted Cash

The Company designated $17.5 million as collateral for a security bond posted in the litigation against Amphastar and International Medical Systems, Ltd., a wholly owned subsidiary of Amphastar Pharmaceuticals, Inc. Additional information regarding the litigation is discussed within Note 8, "Commitments and Contingencies" herein. The $17.5 million is held in an escrow account by Hanover Insurance. The Company classified this restricted cash as long-term as the timing of a final decision in the Enoxaparin Sodium Injection patent litigation is not known.

The following table summarizes the amounts designated as collateral for letters of credit related to the lease of office and laboratory space in Cambridge, Massachusetts (collateral amounts are presented in thousands).

Property Location	Approximate Square Footage	Lease Expiration Date	Letter of Credit Amount	Balance Sheet Classification
320 Bent Street	105,000	2/28/2027	$748	Non-Current Asset
301 Binney Street, Fifth Floor	80,000	6/29/2025	1,101	Non-Current Asset
Total			$1,849

4. Other Liabilities

As of September 30, 2018 and December 31, 2017, other current and long-term liabilities consisted of the following (in thousands):

Other Current Liabilities

	As of September 30, 2018	As of December 31, 2017
Accrued liability	$15,000	$—
Lease incentive, current portion	996	379
Deferred rent, current	12	—
Lease termination fee, current	128	—
Total other current liabilities	$16,136	$379

Other Long-Term Liabilities

	As of September 30, 2018	As of December 31, 2017
Lease incentive, long-term	$7,249	$3,541
Deferred rent, long-term	8,358	6,498
Lease termination fee, long-term	948	—
Total other long-term liabilities	$16,555	$10,039

As of September 30, 2018, the Company included $15.0 million in other current liabilities in connection with the renegotiation with Human Genome Sciences, Inc. ("GSK") of certain remaining contractual obligations under a manufacturing services agreement.

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

Sandoz began selling the licensed product in July 2010. In June 2015, the Company and Sandoz amended the agreement to provide that Sandoz would pay the Company 50% of contractually defined profits on sales. Due to increased generic competition and resulting decreased market pricing for the licensed product, Sandoz did not record any profit on sales of the licensed product in the three and nine months ended September 30, 2018 and 2017, and therefore the Company did not record product revenue for the licensed product in those periods. The Company is no longer eligible to receive milestones under the agreement.

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

The Company considered both input and output methods to determine a method that depicts its performance in transferring control of the goods and services promised. The Company concluded that costs incurred to date, as a proportion of the total estimated costs to bring each product candidate through FDA approval, depict the performance of the research and development services. As of September 30, 2018, $37.2 million of the transaction price remains allocated to unsatisfied performance obligations. The license and related research and development services performance obligations are expected to be delivered over a period through estimated FDA approval of each product candidate. The pattern of recognition differs from the Company’s previous accounting policy. Refer to Note 2, "Summary of Significant Accounting Policies", for disclosure of the quantification and impact of this change as a result of adopting Topic 606.

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

	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Contract assets
Collaboration receivables:
Opening balance - January 1, 2018	$406	$14,219	$423	$—	$15,048
Revenue / cost recovery	7	30,864	460	—	31,331
Cash receipts	(413)	(31,412)	(719)	—	(32,544)
Ending balance - September 30, 2018	$—	$13,671	$164	$—	$13,835

Contract liabilities
Deferred revenue:
Opening balance - January 1, 2018	$—	$—	$39,128	$—	$39,128
Revenue recognition	—	—	(1,896)	—	(1,896)
Ending balance - September 30, 2018	—	—	37,232	—	37,232
Less: current portion	—	—	(3,705)	—	(3,705)
Deferred revenue, net of current portion - September 30, 2018	$—	$—	$33,527	$—	$33,527

Collaboration liabilities:
Opening balance - January 1, 2018	$—	$—	$8,245	$1,013	$9,258
Payments	—	—	—	(5,146)	(5,146)
Net collaboration costs incurred in the period	—	—	(7,282)	6,356	(926)
Ending balance - September 30, 2018	$—	$—	$963	$2,223	$3,186

	For the Three Months Ended September 30, 2018
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$—	$13,621	$—	$—	$13,621
Research and development revenue	—	632	631	—	1,263
Total collaboration revenue	$—	$14,253	$631	$—	$14,884
Operating expenses:
Research and development expense	—	448	5,929	189	6,566
General and administrative expense	3,282	22	571	7	3,882
Net amount (recovered from) / payable to collaborators	—	—	(2,890)	2,223	(667)
Total operating expenses	$3,282	$470	$3,610	$2,419	$9,781

	For the Three Months Ended September 30, 2017
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$—	$10,890	$—	$—	$10,890
Research and development revenue	60	10,673	1,122	1,345	13,200
Total collaboration revenue	$60	$21,563	$1,122	$1,345	$24,090
Operating expenses:
Research and development expense	$21	$422	$14,709	$2,544	$17,696
General and administrative expense	3,780	119	1,004	36	4,939
Net amount (recovered from) / payable to collaborators	—	—	(7,046)	(837)	(7,883)
Total operating expenses	$3,801	$541	$8,667	$1,743	$14,752

	For the Nine Months Ended September 30, 2018
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$—	$28,921	$—	$—	$28,921
Research and development revenue	7	1,943	1,896	—	3,846
Total collaboration revenue	$7	$30,864	$1,896	$—	$32,767
Operating expenses:
Research and development expense	$—	$698	$22,438	$778	$23,914
General and administrative expense	8,901	103	1,691	28	10,723
Net amount (recovered from) / payable to collaborators	—	—	(7,742)	6,356	(1,386)
Total operating expenses	$8,901	$801	$16,387	$7,162	$33,251

	For the Nine Months Ended September 30, 2017
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$—	$53,434	$—	$—	$53,434
Research and development revenue	2,822	11,653	4,299	2,066	20,840
Total collaboration revenue	$2,822	$65,087	$4,299	$2,066	$74,274
Operating expenses:
Research and development expense	$1,958	$1,575	$44,381	$7,115	$55,029
General and administrative expense	13,410	356	2,496	98	16,360
Net amount (recovered from) collaborators	—	—	(19,982)	(4,333)	(24,315)
Total operating expenses	$15,368	$1,931	$26,895	$2,880	$47,074

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

Share-Based Compensation

The table below presents share-based compensation expense for research and development, general and administrative expense, and restructuring, all of which are included in operating expenses, in the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Research and development	$1,870	$1,860	$5,933	$6,083
General and administrative	3,000	3,056	8,983	10,226
Restructuring	$5,256	$—	$5,256	$—
Total share-based compensation expense	$10,126	$4,916	$20,172	$16,309

The following table summarizes share-based compensation expense recorded in each of the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Stock options	$1,819	$2,494	$5,720	$7,819
Restricted stock awards and restricted stock units	2,951	2,289	8,914	8,120
Employee stock purchase plan	100	133	282	370
Restructuring	5,256	—	5,256	—
Total share-based compensation expense	$10,126	$4,916	$20,172	$16,309

During the nine months ended September 30, 2018, the Company granted 372,690 options to its employees and board members. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions are noted in the table below. The weighted average grant date fair value of option awards granted during the three months ended September 30, 2018 and 2017 was $13.08 per option and $8.58 per option, respectively. The weighted average grant date fair value of option awards granted during the nine months ended September 30, 2018 and 2017 was $9.66 per option and $9.17 per option, respectively.

The following tables summarize the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017
Expected volatility	48%	50%	48%	52%
Expected dividends	—	—	—	—
Expected life (years)	5.9	6.2	0.5	0.5
Risk-free interest rate	3.0%	2.0%	1.9%	0.9%

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Expected volatility	48%	53%	49%	55%
Expected dividends	—	—	—	—
Expected life (years)	6.1	5.8	0.5	0.5
Risk-free interest rate	2.8%	2.1%	1.6%	0.7%

Since April 13, 2016, the Company has awarded 1,785,600 shares of performance-based restricted stock to its employees. The vesting of the shares is subject to the Company achieving up to two of three possible performance milestones on or before April 13, 2019. Upon achieving each of the first and second milestones, 25% of the shares will vest on the later of the milestone achievement date and the first anniversary of the grant date, and an additional 25% of the shares will vest on the one year anniversary of such achievement date, subject to a requirement that recipients remain employees through each applicable vesting date. Each quarter, the Company evaluates the probability of achieving the milestones on or before April 13, 2019, and its estimate of the implicit service period over which the fair value of the awards will be recognized and expensed. As a result of discontinuing its necuparanib program in 2016, the Company determined that only two of the three performance milestones are possible to achieve prior to April 13, 2019. In the first quarter of 2018, one of the two available performance milestones was met and approximately 25% of the awards vested. The Company is expensing the fair value of the shares expected to vest over the implicit service period using the accelerated attribution method. For the three and nine months ended September 30, 2018, the Company recognized approximately $0.2 million and $1.2 million of stock-based compensation costs related to these awards.

In the nine months ended September 30, 2018, the Company awarded 1,033,505 shares of time-based restricted stock units to its employees. The time-based restricted stock units vest as to 50% on the one year anniversary of the grant date and as to 50% on the second anniversary of the grant date. Time-based awards are generally forfeited if the employment relationship terminates with the Company prior to vesting, except as provided in the Company's Equity Award Retirement Policy.

7. Restructuring

On September 26, 2018, following the completion of a strategic review of its business, the Company's Board of Directors approved a plan, or the Workforce Reduction, to reduce its workforce headcount by approximately 50%. The Company evaluated the related employee severance and other benefits to employees in connection with the Workforce Reduction to determine whether the benefits were within the scope ASC 712, Compensation - Non-retirement Post-employment Benefits, or within the scope of ASC 420, Exit or Disposal Cost Obligations, depending on the nature of the benefit and whether it is part of an on-going benefit arrangement under ASC 712 or a one-time termination benefit unique to the Workforce Reduction. The Company recorded restructuring expense of $8.7 million in the three and nine months ended September 30, 2018 pursuant to ASC 712. The Company also recorded incremental stock-based compensation charges associated with the accelerated vesting of certain awards previously issued to the Company’s executives that were part of the Workforce Reduction. In addition, the Company recorded certain asset impairments in accordance with ASC 360 Property, Plant and Equipment, primarily associated with lab equipment. The fair value of lab equipment for the purposes of measuring the asset impairment was determined by reference to prices of comparable equipment. The Company expects to record additional restructuring charges associated with one-time termination benefits of approximately $1.9 million in future periods when it meets the recognition requirements of ASC 420. The Company also expects to reverse $1.8 million of the accelerated stock-based compensation expense recorded through September 30, 2018 for awards that were forfeited by employees in October 2018 as a result of the Company’s accounting policy to record forfeitures as they occur.

The following table outlines the components of the restructuring charges during the three and nine months ended September 30, 2018 included in the consolidated statement of operations, and ending liability recorded in the balance sheet as at September 30, 2018:

	Charges incurred during the period ended September 30, 2018	Amount paid through September 30, 2018	Less: non-cash charges during the period ended September 30, 2018	Remaining liability at September 30, 2018
Employee severance, bonus and other	$8,674	$—	$—	$8,674
Acceleration of stock-based compensation	5,256	—	(5,256)	—
Impairment of equipment	1,605	—	(1,605)	—
Total restructuring charges	$15,535	$—	$(6,861)	$8,674

8. Commitments and Contingencies

Operating Leases

The Company leases office space and equipment under various operating lease agreements. See Note 14 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the Company’s operating lease agreements. On August 2, 2018, the Company amended its lease agreement to partially terminate the lease with respect to the premises located on the 4th floor of 301 Binney St., effective as of August 6, 2018.

Total operating lease commitments as of September 30, 2018 are as follows (in thousands):

October 1 to December 31, 2018	$3,787
2019	15,418
2020	15,872
2021	16,266
2022	16,644
2023 and beyond	60,896
Total future minimum lease payments	$128,883

.

Purchase Obligations

In June 2018, the Company amended a supply manufacturing agreement with GSK to provide for minimum purchase obligations of approximately $22.5 million during calendar years 2019 and 2020 and $28.3 million during calendar years 2021 and 2022.

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

GLATOPA 40 mg/mL-Related Litigation

On September 10, 2014, Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, and Yeda Research and Development Co., Ltd., or Yeda, filed a suit against the Company and Sandoz in the United States District Court for the District of Delaware in response to the filing by Sandoz of the Abbreviated New Drug Application, or ANDA, with a Paragraph IV certification for GLATOPA 40 mg/mL. The suit initially alleged infringement related to two Orange Book-listed patents for COPAXONE 40 mg/mL, each expiring in 2030, and sought declaratory and injunctive relief prohibiting the launch of the Company's product until the last to expire of these patents. In April 2015, Teva and Yeda filed an additional suit against the Company and Sandoz in the United States District Court for the District of Delaware alleging infringement related to a third Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in March 2015 and expires in 2030. In May 2015, this suit was consolidated with the initial suit that was filed in September 2014. In November 2015, Teva and Yeda filed a suit against the Company and Sandoz in the United States District Court for the District of Delaware alleging infringement related to a fourth Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in October 2015 and expires in 2030. In December 2015, this suit was also consolidated with the initial suit that was filed in September 2014. Teva and Yeda seek declaratory and injunctive relief prohibiting the launch of GLATOPA 40 mg/mL until the expiration of the patents at issue. On January 30, 2017, the District Court found the four patents to be invalid due to obviousness. In February 2017, Teva and Yeda appealed the District Court's January 30, 2017, decision to the U.S. Court of Appeals for the Federal Circuit, or CAFC. On October 12, 2018, the CAFC affirmed the District Court's decision that the four patents were invalid. Teva and Yeda may appeal the decision.

On January 31, 2017, Teva filed a suit against the Company and Sandoz in the United States District Court for the District of New Jersey alleging infringement related to an additional patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,155,775, which issued in October 2015 and expires in October 2035. The Company and Sandoz filed a motion to dismiss and a motion to transfer the suit to the United States District Court for the District of Delaware. On January 31, 2017, Teva voluntarily dismissed the Company from the New Jersey suit for U.S. Patent No. 9,155,775, maintaining the suit against Sandoz. On May 23, 2017, the United States District Court for the District of New Jersey granted the motion to transfer the suit to the United States District Court for the District of Delaware. A claim construction hearing was held on November 2, 2017, and a claim construction opinion issued on December 1, 2017. On October 17, 2018, the United States District Court for the District of Delaware entered a revised schedule for the trial. Pursuant to the Court's amended schedule, a trial is scheduled to commence before the United States District Court for the District of Delaware on May 6, 2019.

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

9. Subsequent Events

On November 2, 2018, the Company entered into a $35.0 million letter of credit secured by a cash deposit of $36.0 million to replace the existing $17.5 million cash deposit collateral for the security bond described in Note 3 concerning the Enoxaparin Sodium Injection-related litigation, in connection with the renewal of the bond in November 2018.

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

Recent Developments

On October 1, 2018, as a result of our strategic business review, we announced our intention to focus our resources on the discovery of and development of our pipeline of novel drug candidates for immune-mediated diseases and the advancement of two of our late stage biosimilar assets, M923, our proposed biosimilar to HUMIRA, and M710, our proposed biosimilar to EYLEA. We have initiated discussions with our collaboration partner Mylan to exit our participation in the development of our other five biosimilar programs, including M834, our proposed biosimilar to ORENCIA. Additionally, we have restructured our executive team and reduced our workforce by 50%, 37% as of October 5, 2018, with an additional 13% reduction in workforce planned over the next two to 12 months.

Overview

We are a biotechnology company focused primarily on discovering and developing novel drug candidates for immune-mediated diseases and developing two of our late stage biosimilar candidates.

To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. Although we were profitable in fiscal years 2010 and 2011, since that time we have been incurring operating losses and we expect to incur annual operating losses over the next several years as we advance our drug development portfolio. As of September 30, 2018, we had an accumulated deficit of approximately $735.6 million. We will need to generate significant revenue to return to profitability. We expect that our return to profitability, if at all, will most likely come from the commercialization of the products in our drug development portfolio.

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

In October 2017, Mylan N.V. announced the launch of its generic equivalents of once-daily COPAXONE 20 mg/mL and three-times-weekly COPAXONE 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Additionally, as a result of Mylan N.V.’s and our launches of generic equivalents of COPAXONE 40 mg/mL, the market and contractual profit share revenue of GLATOPA 20 mg/mL may be reduced by an accelerated conversion of patients from once-daily 20 mg/mL glatiramer acetate injection to three-times-weekly 40 mg/mL glatiramer acetate injection due to lower pricing in that market. As of the end of the third quarter of 2018, 40 mg/mL glatiramer acetate injection accounted for approximately 83% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.

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

On January 30, 2017, the District Court for the District of Delaware found invalid four Orange Book-listed patents related to COPAXONE 40 mg/mL that we were alleged to have infringed. Three of these patents had previously been found invalid in August 2016 by the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, or PTAB, in an Inter Partes Review filed by an unrelated third party. In February 2017, Teva and Yeda appealed the District Court's January 30, 2017 decision to the U.S. Court of Appeals for the Federal Circuit, or CAFC. On October 12, 2018, the CAFC affirmed the District Court's decision that the four patents were invalid. Teva and Yeda may appeal the decision. This and other legal proceedings related to GLATOPA 40 mg/mL are described under " Part II. Item 1. Legal Proceedings - GLATOPA 40 mg/mL-Related Proceedings."

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

On November 6, 2018, we executed global licensing agreements with AbbVie Inc. with respect to M923, pursuant to which, subject to approval by health regulatory authorities, we may launch M923 in the United States on November 20, 2023 and in Europe upon approval by the European Medicines Agency. We plan to submit a biologics license application ("BLA") for M923 with the FDA in the fourth quarter of 2018 and a market authorization application (MAA) in the European Union in the first half of 2019. We are working on identifying a commercialization partner for this product candidate. We expect that U.S. market formation for biosimilar versions of HUMIRA will likely be in the 2022-2023 time frame, subject to marketing approval, patent considerations and litigation timelines.

M834—Biosimilar ORENCIA® (abatacept) Candidate

M834 is being developed in collaboration with Mylan. In the fourth quarter of 2017, we completed a randomized, double-blind, three-arm, parallel group, single-dose Phase 1 clinical trial in normal healthy volunteers to compare the pharmacokinetics, safety and immunogenicity of M834 to U.S.-sourced and EU-sourced ORENCIA. On November 1, 2017, we announced that M834 did not meet its primary pharmacokinetic endpoints in the Phase 1 clinical trial. We have initiated discussions with Mylan to exit our participation in the development of M834.

ORENCIA's composition of matter patents expire in the United States in 2019. We are currently involved in legal proceedings aimed at invalidating Bristol-Myers Squibb’s formulation patent on ORENCIA. This proceeding is further discussed below under "Part II. Item 1. Legal Proceedings - M834-Related Proceedings."

M710—Biosimilar EYLEA® (aflibercept) Candidate

M710 is being developed in collaboration with Mylan. On January 3, 2018, we announced the development strategy for M710. In August 2018, Mylan initiated dosing of patients in the United States in our pivotal clinical trial in patients. This trial is randomized, double-blind, active-control, multi-center study in patients with diabetic macular edema to compare the safety, efficacy and immunogenicity of M710 with EYLEA. Mylan has also received regulatory approval to dose patients in the European Union. Subject to development, marketing approval and patent considerations, we expect U.S. market formation for biosimilar versions of EYLEA will likely be in the 2023 time frame.

Other Biosimilar Candidates

On October 1, 2018, we announced we have initiated discussions with our collaboration partner Mylan to exit our participation in the development of our other four biosimilar programs, in addition to M834, our proposed biosimilar to ORENCIA.

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

A Phase 1 randomized, double-blind, placebo-controlled study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of M281 in normal healthy volunteers was initiated in June 2016. In January 2018, we announced the full results of the Phase 1 study. A total of 50 patients were enrolled in both the single ascending dose, or SAD, and multiple ascending dose, or MAD portions of the study, both of which showed predictable pharmacokinetics, and commensurate, controllable and reproducible reductions in circulating IgG. The data showed greater than 80% reduction in circulating IgG antibodies with a mean reduction of 84%. M281 was well tolerated at all dose levels and no serious adverse events or unexpected safety findings were observed in either portion of the study. The full data from our Phase 1 study was published on November 7, 2018. We intend to commence two proof of concept studies, one in generalized myasthenia gravis and one in hemolytic disease of the fetus and newborn, in the fourth quarter of 2018.

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

M254 - hsIVIg Candidate

M254 is a hyper-sialylated immunoglobulin designed as a high potency alternative for intravenous immunoglobulin (IVIg), a therapeutic drug product that is manufactured using pooled, human immunoglobulin G, or IgG, antibodies purified from blood plasma. IVIg is used to treat several inflammatory diseases, including idiopathic thrombocytopenic purpura, and chronic inflammatory demyelinating polyneuropathy. If approved, M254 has the potential to remediate the limitations of IVIg because sialylation of the Fc region of IgG has been seen to augment the anti-inflammatory attributes of IVIg. We have completed our IND-enabling toxicology study and intend to initiate a Phase 1/2 proof of concept clinical study in idiopathic thrombocytopenic purpura in early 2019, pending regulatory feedback. We continue to identify and explore potential collaboration opportunities to further develop and commercialize this product candidate.

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

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

The following data summarizes our collaboration revenues for the periods indicated.

	Three Months Ended September 30,
	2018	2017
Collaboration revenue:	(in thousands)	(in thousands)
Product revenue	$13,621	$10,890
Research and development revenue	1,263	13,200
Total collaboration revenue	$14,884	$24,090

Product Revenue

GLATOPA

Sandoz commenced sales of GLATOPA 20 mg/mL in the United States in June 2015 and GLATOPA 40 mg/mL in February 2018. We earn 50% of contractually defined profits on Sandoz’ sales of GLATOPA. The following table presents GLATOPA product revenue by period.

	Three Months Ended September 30,		Change period over period
	2018	2017	2018 compared to 2017
	(in thousands)	(in thousands)	(in thousands)	(%)
GLATOPA	$13,621	$10,890	$2,731	25%

The increase in GLATOPA product revenue of $2.7 million, or 25%, from the three months ended September 30, 2017 to the three months ended September 30, 2018 was primarily due to the non-recurring deduction of the $10.0 million commercial milestone earned on July 1, 2017 in calculating our 50% contractual share of profits in the third quarter of 2017, offset by lower net sales of GLATOPA driven by Mylan N.V.'s entry into the COPAXONE market.

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

Since Sandoz’s launch of Glatopa 40mg/mL in February in 2018, Sandoz has encountered aggressive pricing and contracting tactics from competitors and as a result we expect modest sales for the product in the future. As of the end of the third quarter of 2018, 40 mg/mL glatiramer acetate injection accounted for approximately 83% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.

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

Research and development revenue was $1.3 million and $13.2 million for the three months ended September 30, 2018 and 2017, respectively. The decrease in research and development revenue of $11.9 million, or 90%, from the three months ended September 30, 2017 to the three months ended September 30, 2018 was primarily due to a $10.0 million commercial milestone earned on July 1, 2017 in connection with GLATOPA 20 mg/mL being the sole FDA-approved generic of COPAXONE when earned and for achieving a certain level of contractually defined profits in the United States.

Operating Expenses

The following table summarizes our operating expenses for the periods indicated, together with the changes period over period.

	Three Months Ended September 30,				Change period over period
	2018	% of Total Operating Expenses	2017	% of Total Operating Expenses	2018 compared to 2017
	(in thousands)	(%)	(in thousands)	(%)	(in thousands)	(%)
Operating expenses:
Research and development	$30,727	46%	$37,914	65%	$(7,187)	(19)%
General and administrative	20,437	31%	20,703	35%	(266)	1%
Restructuring	15,535	23%	—	—%	15,535	100%
Total operating expenses	$66,699	100%	$58,617	100%	$8,082	14%

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

The following table sets forth research and development costs for our principal programs by product area for the three months ended September 30, 2018 and 2017. The figures in the table include GLATOPA and Enoxaparin Sodium Injection research and development costs incurred by us and reimbursed by Sandoz. For our cost sharing arrangements with Mylan and CSL, we have also included our share of costs incurred by Mylan and CSL, including costs for full-time equivalents. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of	Three Months Ended September 30,
	September 30, 2018	2018	2017
		(in thousands)	(in thousands)
External Costs Incurred by Product Area:
Complex Generics(1)	(1)	$448	$443
Biosimilars	Various(2)	632	14,581
Novel Therapeutics	Various(3)	11,676	2,995
Internal Costs		17,971	19,895
Total Research and Development Expenses		$30,727	$37,914

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

(2)
Biosimilars are M923, a biosimilar candidate of HUMIRA® (adalimumab), M834, a biosimilar candidate of ORENCIA® (abatacept), M710, a biosimilar candidate of EYLEA® (aflibercept)., as well as four other biosimilar candidates. We intend to submit a biologics license application for M923 with the FDA in the fourth quarter of 2018. For M710, Mylan initiated a pivotal clinical trial in patients in the United States in August 2018. On October 1, 2018, we announced we have initiated discussions with Mylan to exit our participation in the development of our biosimilar programs other than M923 and M710.

(3)
Our novel therapeutic programs include M281, for which we are planning to commence two proof of concept clinical trials in the fourth quarter of 2018; M230, for which our licensee's, CSL's, Phase I study in healthy volunteers to evaluate safety and tolerability of M230 is ongoing and is targeted for completion in 2019; M254, for which we have completed our IND-enabling toxicology study and intend to initiate a Phase 1/2 clinical study in early 2019; as well as other discovery and nonclinical stage programs.

Research and development expense for the three months ended September 30, 2018 decreased $7.1 million, or 19% from the three months ended September 30, 2017 primarily due to a decrease in external expenditures for our biosimilars programs, partially offset by an increase in external expenditures for our novel therapeutic programs.

External expenditures for complex generics remained consistent from the three months ended September 30, 2017 to the three months ended September 30, 2018.

External expenditures for our biosimilars programs decreased by $13.9 million, or 96%, from the three months ended September 30, 2017 to the three months ended September 30, 2018 primarily due to a decrease in activities for M923 and M834.

External expenditures for our novel therapeutic programs increased by $8.7 million, or 290%, from the three months ended September 30, 2017 to the three months ended September 30, 2018 driven by activities to support advancing M281 and M254 towards clinical trials and by an increase in net costs related to M230 for which we have a 50% cost sharing arrangement with CSL per the CSL License Agreement.

Finally, internal costs decreased by $1.9 million, or 10%, from the three months ended September 30, 2017 to the three months ended September 30, 2018 primarily related to a decrease in employee related expenses due to decrease in headcount.

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

General and administrative expense for the three months ended September 30, 2018 was $20.4 million, compared with $20.7 million for the three months ended September 30, 2017. The decrease of $0.3 million, or 1.4%, from the three months ended September 30, 2017 to the three months ended September 30, 2018 was primarily driven by lower legal expenses related to our litigation.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial and development activities.

Restructuring

Restructuring charges consist of severance, bonus, stock compensation, and impairment of equipment associated with our Workforce Reduction. We estimate that we will incur aggregate restructuring charges in connection with the reduction in workforce of approximately $17.0 million to $20.0 million, of which $15.5 million was incurred in the three months ended September 30, 2018. See Note 7 "Restructuring" of our interim financial statements for further discussion.

 Other Income, net

Other income, net includes other items of non-operating income and expense. Other income, net was $1.5 million and $1.3 million for the three months ended September 30, 2018 and 2017, respectively. Other income, net includes interest income of $1.5 million and $1.3 million for three months ended September 30, 2018 and 2017, respectively. The increase in interest income of $0.2 million or 15%, from the three months ended September 30, 2017 to the three months ended September 30, 2018 was caused by higher interest rates in 2018.

Comparison of Nine Months Ended September 30, 2018 and 2017

Revenue

The following data summarizes our collaboration revenues for the periods indicated.

	Nine Months Ended September 30,
	2018	2017
Collaboration revenue:	(in thousands)	(in thousands)
Product revenue	$28,921	$53,434
Research and development revenue	3,846	20,840
Total collaboration revenue	$32,767	$74,274

Product Revenue

GLATOPA

The following table presents GLATOPA product revenue by period.

	Nine Months Ended September 30,		Change period over period
	2018	2017	2018 compared to 2017
	(in thousands)	(in thousands)	(in thousands)	(%)
GLATOPA	$28,921	$53,434	$(24,513)	(46)%

The decrease in GLATOPA product revenue of $24.5 million, or 46% from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 was primarily due to lower net sales of GLATOPA 20 mg/mL driven by Mylan N.V.'s entry into the COPAXONE market, and a $9.8 million deduction in the first quarter of 2018 for our 50% share of GLATOPA 40 mg/mL inventory written off by Sandoz, offset by the non-recurring deduction of the $10 million commercial milestone earned on July 1, 2017 in calculating our 50% contractual share of profits in the third quarter of 2017.

Research and Development Revenue

Research and development revenue was $3.8 million and $20.8 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in research and development revenue of $17 million, or 82%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 was due to a $10.0 million commercial milestone earned on July 1, 2017 in connection with GLATOPA 20 mg/mL being the sole FDA-approved generic of COPAXONE when earned and achieving a certain level of contractually defined profits in the United States, lower reimbursable expenses for our complex generic programs, and lower revenue recognized from the Mylan upfront payment as compared to the amount recognized in the

2017 period. Prior to January 1, 2018, we applied a straight-line method to recognize the Mylan upfront payment as revenue through the expected date of FDA approval for each product candidate. Effective January 1, 2018, with the adoption of the revised revenue recognition guidance under ASC 606, we use a proportional performance method to recognize the upfront payment using costs incurred over total costs expected to be incurred during the period the services are delivered.

Operating Expenses

The following table summarizes our operating expenses for the periods indicated, together with the changes period over period.

	Nine Months Ended September 30,				Change period over period
	2018	% of Total Operating Expenses	2017	% of Total Operating Expenses	2018 compared to 2017
	(in thousands)	(%)	(in thousands)	(%)	(in thousands)	(%)
Operating expenses:
Research and development	$95,309	47%	$113,078	63%	$(17,769)	(16)%
General and administrative	63,580	31%	66,380	37%	(2,800)	(4)%
Restructuring	15,535	7%	—	—%	15,535	100%
Other operating expense	30,000	15%	—	—%	30,000	100%
Total operating expenses	$204,424	100%	$179,458	100%	$24,966	14%

Research and Development Expense

The following table sets forth research and development costs for our principal programs by product area for the nine months ended September 30, 2018 and 2017. The figures in the table include GLATOPA and Enoxaparin Sodium Injection research and development costs incurred by us and reimbursed by Sandoz. For our cost sharing arrangements with Mylan and CSL, we have also included our share of costs incurred by Mylan and CSL, including costs for full-time equivalents. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of	Nine Months Ended September 30,
	September 30, 2018	2018	2017
		(in thousands)	(in thousands)
External Costs Incurred by Product Area:
Complex Generics(1)	(1)	$698	$3,533
Biosimilars	Various(2)	5,658	41,091
Novel Therapeutics	Various(3)	26,276	9,106
Internal Costs		62,677	59,348
Total Research and Development Expenses		$95,309	$113,078

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

(2)
Biosimilars are M923, a biosimilar candidate of HUMIRA® (adalimumab), M834, a biosimilar candidate of ORENCIA® (abatacept), M710, a biosimilar candidate of EYLEA® (aflibercept), as well as four other biosimilar candidates. We intend to submit a biologics license application for M923 with the FDA in the fourth quarter of 2018.

For M710, Mylan initiated a pivotal clinical trial in patients in the United States in August 2018. On October 1, 2018, we announced we have initiated discussions with Mylan to exit our participation in the development of our biosimilar programs other than M923 and M710.

(3)
Our novel therapeutic programs include M281, for which are planning to commence two proof of concept clinical trials in the fourth quarter of 2018; M230, for which our licensee's, CSL's, Phase I study in healthy volunteers to evaluate safety and tolerability of M230 is ongoing and is targeted for completion in 2019; M254, for which we have completed our IND-enabling toxicology study and intend to initiate a Phase 1/2 clinical study in early 2019; as well as other discovery and nonclinical stage programs.

Research and development expense for the nine months ended September 30, 2018 decreased $17.8 million, or 16% from the nine months ended September 30, 2017 primarily due to a decrease in external expenditures for our biosimilars programs, partially offset by an increase in external expenditures for our novel therapeutic programs.

External expenditures for complex generics decreased by $2.8 million, or 80% from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 as we had incurred non-recurring costs in the 2017 period.

External expenditures for our biosimilars programs decreased by $35.4 million, or 86%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 due to a decrease in activities for M923, M834 and M710.

External expenditures for our novel therapeutic programs increased by $17.2 million, or 189%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 driven by activities to support advancing M281 and M254 towards clinical trials and by an increase in net cost related to M230 for which we share 50% with CSL per the CSL License Agreement.

Finally, internal costs increased by $3.3 million, or 6%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 primarily related to an increase in lease costs over the period net of other headcount related decreases.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2018 was $63.6 million, compared with $66.4 million for the nine months ended September 30, 2017. The decrease of $2.8 million, or 4%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 was primarily driven by lower legal expenses related to our litigation.

Other Operating Expense

In the nine months ended September 30, 2018, we recorded an expense of $30.0 million in connection with the renegotiation with Human Genome Sciences, Inc., or GSK, of certain contractual obligations under a manufacturing services agreement. On August 15, 2018, we paid GSK $15.0 million and an additional $15.0 million is due by July 1, 2019.

Restructuring

Restructuring charges consist of severance, bonus, stock compensation, and impairment of equipment associated with our Workforce Reduction. We estimate that we will incur aggregate restructuring charges in connection with the reduction in workforce of approximately $17.0 million to $20.0 million, of which $15.5 million was incurred in the nine months ended September 30, 2018. See to Note 7 "Restructuring" in our interim financial statements for further discussion.

 Other Income, net

Other income, net includes other items of non-operating income and expense. Other income, net was $3.8 million and $3.3 million for the nine months ended September 30, 2018 and 2017, respectively. Other income, net includes interest income of $4.5 million and $3.2 million for nine months ended September 30, 2018 and 2017, respectively. The increase of 0.5 million or 15%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 was caused by higher interest income due to higher interest rates in 2018. Other income, net also includes loss on disposals of assets of $0.6 million for the nine months ended September 30, 2018.

Liquidity and Capital Resources

At September 30, 2018, we had $281.6 million in cash, cash equivalents and marketable securities and $13.8 million in collaboration receivables, which includes $13.6 million in profit share from Sandoz' sales of GLATOPA. In addition, we also held $19.3 million in restricted cash, of which $17.5 million serves as collateral for a $35.0 million security bond posted in the litigation against Amphastar. On November 2, 2018, the Company replaced the cash deposit collateral of $17.5 million with a $35.0 million letter of credit upon renewal of the security bond. The letter of credit is secured by a cash deposit of $36.0 million.

We have funded our operations to date primarily through the sale of equity securities and payments received under our collaboration and license agreements, including contractual profits from Sandoz’ sales of GLATOPA, upfront and milestone payments, reimbursement of research and development services and reimbursement of development costs. We expect to fund our planned operating and expenditure requirements through a combination of current cash, cash equivalents and marketable securities; equity financings; and milestone payments and contractual profits under existing collaboration agreements. We may also seek funding from new collaborations and strategic alliances, debt financings and other financial arrangements. Future funding transactions may or may not be similar to our prior funding transactions. There can be no assurance that future funding transactions will be available on favorable terms, or at all. We currently believe that our current capital resources, projected milestone payments and contractual profits will be sufficient to meet our operating requirements through at least the end of 2019.

Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate precisely our future operating and expenditure requirements. For information regarding certain important factors that could impact our financial position or future results of operations, please see “Part II., Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

Cash, Cash Equivalents and Marketable Securities

Our funds at September 30, 2018 were primarily invested in commercial paper, overnight repurchase agreements, asset-backed securities, U.S. government-sponsored enterprise securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 12 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs.

We do not believe that our cash equivalents and marketable securities were subject to significant market risk at September 30, 2018.

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by operating activities	$(121,392)	$9,124
Net cash provided by (used in) investing activities	$81,509	$(59,327)
Net cash provided by financing activities	$27,751	$73,574
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(12,132)	$23,371

Cash (used in) provided by operating activities

The cash provided by operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Cash used in operating activities was $121.4 million for the nine months ended September 30, 2018 reflecting a net loss of $167.8 million, which was partially offset by non-cash charges of $6.4 million for depreciation and amortization of property, equipment and intangible assets and $20.2 million in shared-based compensation.  The net change in our operating assets and liabilities provided cash of $17.8 million and resulted primarily from the remaining payment of $15.0 million in other current liabilities in connection with the renegotiation with GSK of contractual liabilities, and $8.7 million for restructuring charges expected to paid in future periods, partially offset by a decrease in collaboration liabilities of $4.8 million in connection with our collaboration agreements with CSL and Mylan.

Cash provided by operating activities was $9.1 million for the nine months ended September 30, 2017 reflecting a net loss of $101.9 million, which was partially offset by non-cash charges of $5.6 million for depreciation and amortization of property, equipment and intangible assets and $16.3 million in shared-based compensation.  The net change in our operating assets and liabilities provided cash of $88.8 million and primarily resulted from: the receipt of $50 million from CSL under the CSL License Agreement, which is included in deferred revenue at September 30, 2017; a one-time cash payment of $51.2 million in connection with the termination of the Baxalta Collaboration Agreement, which was included in collaboration receivable at December 31, 2016; and an increase in accounts payable of $8.1 million due to timing of vendor payments, partially offset by the change in collaboration advance of $19.0 million, the majority of which represents Mylan's 50% share of certain collaboration expenses under the cost-sharing provisions of the Mylan Collaboration Agreement.

Cash provided by (used in) investing activities

Cash provided by investing activities of $81.5 million for the nine months ended September 30, 2018 includes cash inflows of $207.5 million from maturities of marketable securities partially offset by cash outflows of $117.4 million for purchases of marketable securities and $8.6 million for capital equipment and leasehold improvements.

Cash used in investing activities of $59.3 million for the nine months ended September 30, 2017 included cash outflows of $366.3 million for purchases of marketable securities and $11.2 million for capital equipment and leasehold improvements partially offset by cash inflows of $318.2 million from maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities of $27.8 million for the nine months ended September 30, 2018 consists solely of proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

Cash provided by financing activities of $73.6 million for the nine months ended September 30, 2017 included $64.1 million of net proceeds from shares sold under the 2015 ATM Agreement and $9.5 million in proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2018, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. In addition, we are not materially exposed to foreign currency risks. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2018. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

GLATOPA 40 mg/mL-Related Proceedings

On September 10, 2014, Teva and Yeda filed a suit against us and Sandoz in the United States District Court for the District of Delaware in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for GLATOPA 40 mg/mL. The suit initially alleged infringement related to two Orange Book-listed patents for COPAXONE 40 mg/mL, each expiring in 2030, and sought declaratory and injunctive relief prohibiting the launch of our product until the last to expire of these patents. In April 2015, Teva and Yeda filed an additional suit against us and Sandoz in the United States District Court for the District of Delaware alleging infringement related to a third Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in March 2015 and expires in 2030. In May 2015, this suit was consolidated with the initial suit that was filed in September 2014. In November 2015, Teva and Yeda filed a suit against us and Sandoz in the United States District Court for the District of Delaware alleging infringement related to a fourth Orange Book-listed patent for COPAXONE 40 mg/mL, which issued in October 2015 and expires in 2030. In December 2015, this suit was also consolidated with the initial suit that was filed in September 2014. Teva and Yeda seek declaratory and injunctive relief prohibiting the launch of GLATOPA 40 mg/mL until the expiration of the patents at issue. On January 30, 2017, the District Court found the four patents to be invalid due to obviousness. In February 2017, Teva and Yeda appealed the District Court's January 30, 2017 decision to the U.S. Court of Appeals for the Federal Circuit, or CAFC. On October 12, 2018, the CAFC affirmed the District Court's decision that the four patents were invalid. Teva and Yeda may appeal the decision.

On January 31, 2017, Teva filed a suit against us and Sandoz in the United States District Court for the District of New Jersey alleging infringement related to an additional patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,155,775, which issued in October 2015 and expires in October 2035. We and Sandoz filed a motion to dismiss and a motion to transfer the suit to the United States District Court for the District of Delaware. On January 31, 2017, Teva voluntarily dismissed us from the New Jersey suit for U.S. Patent No. 9,155,775, maintaining the suit against Sandoz On May 23, 2017, the United States District Court for the District of New Jersey granted the motion to transfer the suit to the United States District Court for the District of Delaware. A claim construction hearing was held on November 2, 2017, and a claim construction opinion issued on December 1, 2017. On October 17, 2018, the United States District Court for the District of Delaware entered a revised schedule for the trial. Pursuant to the Court's amended schedule a trial is scheduled to commence before the United States District Court for the District of Delaware on May 6, 2019.

On February 2, 2017, we filed a complaint in the United States District Court for the District of Delaware seeking a declaration that U.S. Patent No. 9,155,775 is invalid, not infringed or not enforceable against us. In March 2017, Teva filed a motion, which is currently pending, to stay further proceedings in the Delaware action.

M834-Related Proceedings

On July 2, 2015, we filed a petition for Inter Partes Review, or IPR, with the Patent Trial and Appeal Board, or PTAB, to challenge the validity of U.S. Patent No. 8,476,239, a patent for ORENCIA owned by Bristol-Myers Squibb, or BMS. The PTAB issued a decision instituting the IPR proceedings in January 2016, and BMS filed for a rehearing by the full PTAB. Oral arguments took place in September 2016. On December 22, 2016, the PTAB issued a decision upholding the validity of the patent. We filed a notice of appeal in the CAFC, on February 22, 2017. BMS filed a motion to dismiss our appeal in the Federal Circuit on March 29, 2017, which the Federal Circuit denied on June 19, 2017, stating that the standing issue raised in BMS's motion to dismiss should be addressed in the parties' appeal briefs. On June 29, 2017, the Federal Circuit ordered an expedited briefing schedule proposed by us. On October 23, 2018, the Federal Circuit issued a Show Cause Order instructing the Company to explain why its decision to begin to reduce focus on biosimilars, including on M834, the Company’s proposed biosimilar of Orencia, does not moot the Company’s appeal. We filed our reply to the Order on November 2, 2018. A reply from BMS is due to be filed with the Court on November 13, 2018. Oral argument before the Federal Circuit was held on December 5, 2017 and a decision is pending.

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

Risks Relating to Our Business

Our new corporate strategy and restructuring may not be successful.

On October 1, 2018, as a result of the previously disclosed strategic business review, we announced our intention to focus our resources on the discovery and development of our pipeline of novel drug candidates for immune-mediated diseases and the advancement of two of our late stage biosimilar assets, M923, our proposed biosimilar to HUMIRA, and M710, our proposed biosimilar to EYLEA. The success of this strategic shift will depend on our ability to successfully develop our novel and biosimilar candidates, hire and retain senior management or other highly qualified personnel, prioritize competing projects and efforts and obtain sufficient resources, including additional capital. The early stage development of novel drug candidates is highly unpredictable due to the lengthy and expensive process of clinical drug development, potential for safety, efficacy or tolerability problems with such product candidates, unexpected expenses or inaccurate financial assumptions or forecasts, potential delays or unfavorable decisions of regulatory agencies and competition for targeted indications or within targeted markets. Our ability to develop our biosimilar candidates depends on our ability to identify a commercialization partner, litigation efforts by our competitors, potential disputes with collaboration partners and their ability to supply and commercialize our products. Accordingly, there are no assurances our change in strategic focus will be successful, which may have an adverse effect on our results of operations or financial condition.

Also on October 1, 2018, as a result of our strategic business review, we announced we have restructured our executive team and commenced reducing our workforce by 50%, 37% as of October 5, 2018, with an additional 13% reduction in workforce planned over the next two to 12 months. Our executive team and workforce after these actions may not be sufficient to fully execute our shift to a novel drug biotechnology company, and we may not be able to effectively attract or retain new management or qualified employees needed to implement this strategy.

We estimate that we will incur aggregate restructuring charges in connection with the reduction in workforce of approximately $17.0 million to $20.0 million, of which $15.5 million was incurred in the three months ended September 30, 2018. However, our restructuring activities may also result in unexpected risks or costs, such as employee claims and contractual disputes and the risk that the actual financial and other impacts of the reductions could vary materially from the outcomes anticipated, which may have a material adverse effect on our results of operations or financial condition.

If we or our collaborative partners encounter difficulties in our supply or manufacturing arrangements, including an inability by third party manufacturers to satisfy FDA quality standards and related regulatory requirements, our development and commercialization efforts may be materially harmed.

We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend upon our collaborators and other third parties, including sole source suppliers, to provide raw materials meeting FDA quality standards and related regulatory requirements, manufacture the drug substance, produce the final drug product and provide certain analytical services with respect to our products and product candidates. The FDA and other regulatory authorities require that our products be manufactured according to current good manufacturing practices, or cGMP, regulations and that proper procedures are implemented to assure the quality of our sourcing of raw materials and the manufacture of our products. Any failure by us, our collaborators or our third-party manufacturers to comply with cGMP and/or scale-up manufacturing processes could lead to a delay in, or failure to obtain, regulatory approval of proposed products or the delay or cessation of commercial sales of our approved products . In addition, such failure could be the basis for action by the FDA to withdraw approvals for products previously granted to us and for other regulatory action, including product recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions. To the extent we rely on a third-party manufacturer, the risk of non-compliance with cGMPs may be greater and the ability to effect corrective actions for any such noncompliance may be compromised or delayed. For example, on February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturer for GLATOPA, Pfizer Inc., received an FDA warning letter. The FDA applied a compliance hold on the approval of pending drug applications listing the Pfizer Inc. facility, including the ANDA for GLATOPA 40 mg/mL, until satisfactory resolution of the compliance observations in the FDA warning letter. On January 30, 2018, we announced that the FDA had changed the status of Pfizer’s manufacturing facility to Voluntary Action Indicated, which lifted the compliance hold and was followed by a marketing approval in February 2018. The FDA delay in ability to approve GLATOPA 40 mg/mL until satisfactory resolution of the compliance observations in the FDA warning letter greatly increased the risk to us and Sandoz of prior or contemporaneous competition from other generic versions of COPAXONE 40 mg/mL, limiting revenue potential. In October 2017, Mylan N.V. announced the launch of its generic equivalent of COPAXONE 40 mg/mL. As a result, we anticipate that any revenue from GLATOPA 40 mg/mL will be reduced, perhaps significantly, which could have a material adverse impact on our business, financial position and results of operations and could cause the market value of our common stock to decline. Since Sandoz’s launch of Glatopa 40mg/mL in February 2018, Sandoz has encountered aggressive pricing and contracting tactics from competitors and, as a result, we expect modest sales for the product in the future. Any additional prior or contemporaneous competition from other generic versions of COPAXONE 40 mg/mL could have a further material adverse impact on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Moreover, in order to generate revenue from the sales of Enoxaparin Sodium Injection, GLATOPA 20 mg/mL and GLATOPA 40 mg/mL, sufficient quantities of such product must also be produced in order to satisfy demand. If these contract manufacturers and suppliers, which include sole source suppliers, are unable to manufacture sufficient quantities of product or breach or terminate their manufacturing arrangements with us or Sandoz, as applicable, the commercialization of the affected products could be delayed, which could have a material adverse effect on our business.

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

If other generic versions of the brand name drugs, or other biosimilars of the reference products, for which we have products or product candidates, including GLATOPA 20 mg/mL, GLATOPA 40 mg/mL, M923 and M710, are approved and successfully commercialized, our business would suffer.

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

In addition, the first biosimilar determined to be interchangeable with a particular reference product for any condition of use is eligible for a period of market exclusivity that delays an FDA determination that a second or subsequent biosimilar product is interchangeable with that reference product for any condition of use until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued under 42 U.S.C. § 262(l)(6). A determination that another company’s product is interchangeable with HUMIRA or EYLEA prior to approval of M923 or M710 may therefore delay any determination that our product is interchangeable with the reference product, which may materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue.

If an alternative version of a reference product, such as COPAXONE, HUMIRA or EYLEA , is developed that has a new product profile and labeling, the alternative version of the product could significantly reduce the market share of the original reference product, and may cause a significant decline in sales or potential sales of our corresponding generic or biosimilar product.

Brand companies may develop alternative versions of a reference product as part of a life cycle extension strategy, and may obtain approval of the alternative version under a supplemental new drug application, for a drug, or biologics license application, for a biologic. The alternative version may offer patients added benefits such as a more convenient form of administration or dosing regimen. Should the brand company succeed in obtaining an approval of an alternative product, it may capture a significant share of the collective reference product market and significantly reduce the market for the original reference product and thereby the potential size of the market for our generic or biosimilar products. For example, as of the end of the third quarter of 2018, Teva’s three-times-weekly COPAXONE 40 mg/mL and Mylan N.V.’s three-times-weekly generic equivalent product accounted for approximately 83% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. As a result, the market potential for GLATOPA 20 mg/mL has decreased, and may decrease further as additional patients are converted from once-daily COPAXONE or any generic equivalent to three-times-weekly COPAXONE or generic equivalent. In addition, the alternative product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the alternative product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.

If the market for a reference product, such as COPAXONE, HUMIRA or EYLEA, significantly declines, sales or potential sales of our corresponding generic and biosimilars product and product candidates may suffer and our business would be materially impacted.

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

Our near-term ability to generate GLATOPA product revenue also depends in large part on Sandoz' ability to maintain market share and favorable pricing levels for GLATOPA 20 mg/mL and achieve profitable sales and market share for GLATOPA 40 mg/mL. In October 2017, Mylan N.V. announced the launch of its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Additionally, as a result of Mylan N.V.’s and our launches of generic equivalents of COPAXONE 40 mg/mL, the market and contractual profit share revenue of GLATOPA 20 mg/mL may be reduced by an accelerated conversion of patients from once-daily 20 mg/mL glatiramer acetate injection to three-times weekly 40 mg/mL glatiramer acetate injection due to lower pricing in that market. Since Sandoz’s launch of Glatopa 40mg in February, Sandoz has encountered aggressive pricing and contracting tactics from competitors and as a result we expect modest sales for the product in the future. Our near-term ability to generate GLATOPA 40 mg/mL product revenue will depend on Sandoz' ability to compete with Teva's three-times-weekly COPAXONE 40 mg/mL product and any generic equivalents. As of the end of the third quarter of 2018, 40 mg/mL glatiramer acetate injection accounted for approximately 83% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. If other competitors receive approval to market generic versions of the 20 mg/mL or 40 mg/mL formulations of COPAXONE, our product revenue and profits would be further impacted, and as a result, our business, including our near-term financial results and our ability to utilize GLATOPA revenue to fund future discovery and development programs, may suffer.

Any future Enoxaparin Sodium Injection product revenue is dependent on Sandoz being able to identify an acceptable high quality contract manufacturer for enoxaparin at a price point that will allow for the successful manufacture and competitive commercialization of Enoxaparin Sodium Injection.

Our near-term ability to generate Enoxaparin Sodium Injection product revenue depends, in large part, on Sandoz being able to identify an acceptable high quality contract manufacturer for enoxaparin at a price point that will allow for profitable and competitive sales of Enoxaparin Sodium Injection. Sandoz has faced increasing competition and pricing pressure from brand, authorized generic and other currently-approved generic competitors, which has and will continue to impact Sandoz’ net sales and profits from Enoxaparin Sodium Injection, and therefore our profit share and product revenue, which is based on a fifty-percent contractual profit share. Due to these circumstances, the resulting market price for our Enoxaparin Sodium Injection product has substantially decreased and may decrease further. Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the three months ended September 30, 2018. In July 2018, Sandoz notified its customers and the FDA that it will discontinue production of Enoxaparin Sodium Injection. We expect any future revenues from Sandoz's sales of Enoxaparin Sodium Injection, if any, to be minimal.

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

We recently restructured our management team and are dependent on the current members of our team for our business success. Our employment arrangements with our executive officers are terminable by either party on short notice or no notice. We do not carry key person life insurance on the lives of any of our personnel. The loss of any of our executive officers would result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and approval of our product candidates. In addition, there is intense competition from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, for human resources, including management, in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful development and commercialization of our product candidates. Another component of retention is the intrinsic value of equity awards, including stock options. Stock options granted to our executives and employees may be under pressure given the volatility of our stock performance and at such times may not always provide a retentive effect. In addition, our recent restructuring may negatively affect employee morale and our corporate culture, which may have a negative impact on retention and recruitment. If we lose key members of our management team, or are unable to attract and retain qualified personnel, our business could be negatively affected.

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

We have incurred significant losses since our inception in May 2001. At September 30, 2018, our accumulated deficit was $735.6 million. We may incur annual operating losses over the next several years as we expand our product development, commercialization and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture, market and sell any products we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.

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

As of September 30, 2018, we had cash, cash equivalents and marketable securities totaling approximately $281.6 million. For the nine months ended September 30, 2018, we had a net loss of $167.8 million and our operations used cash of $121.4 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development and commercialization of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and comparable regulatory authorities in other countries. With the exception of our generic Enoxaparin Sodium Injection, GLATOPA 20 mg/mL and GLATOPA 40 mg/mL, we and our collaborators have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate.

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

The Mylan Collaboration Agreement is important to our business. If we or Mylan fail to adequately perform under the Agreement, or if we or Mylan terminate the Mylan Collaboration Agreement, the development and commercialization of our biosimilar candidate, M710, could be delayed or terminated and our business would be adversely affected.

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

•	results or delays in our or our competitors’ clinical trials or regulatory filings;

•	enactment of legislation that repeals the law enacting the biosimilar regulatory approval pathway or amends the law in a manner that is adverse to our biosimilar development strategy;

•	failure to demonstrate biosimilarity or interchangeability with respect to our biosimilar product candidates such as M923 or M710;

•	demonstration of or failure to demonstrate the safety and efficacy for our novel product candidates;

•	our inability to manufacture any products in conformance with cGMP or in sufficient quantities to meet the requirements for the commercial sale of the product or to meet market demand;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	the discovery of unexpected or increased incidence in patients’ adverse reactions to the use of our products or product candidates or indications of other safety concerns;

•	developments or disputes concerning our patents or other proprietary rights;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	termination of any of our product development and commercialization collaborations;

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	investors’ general perception of our company, our products, the economy and general market conditions;

•	rapid or disorderly sales of stock by holders of significant amounts of our stock; or

•	significant fluctuations in the price of securities generally or biotechnology company securities specifically.

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

Item 6.    EXHIBITS

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Third Amended and Restated Certificate of Incorporation.	S-3	3.1	4/30/2013	333-188227
3.2	Fourth Amended and Restated By-Laws of the Registrant, adopted on March 14, 2017.	8-K	3.1	3/17/2017	000-50797
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) Notes to Unaudited, Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.

Date: November 7, 2018	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2018	By:	/s/ Michelle Robertson
Michelle Robertson, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)