Form 10-K
period 2018-12-31
MOMENTA PHARMACEUTICALS INC
filed 2019-02-22
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission file number: 000-50797
MOMENTA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3561634 (I.R.S. Employer Identification No.)
301 Binney Street, Cambridge, Massachusetts 02142
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (617) 491-9700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	The Nasdaq Stock Market (The Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the registrant's voting shares of Common Stock held by non-affiliates of the registrant on June 29, 2018, based on $20.45 per share, the last reported sale price of Common Stock on The Nasdaq Global Select Market on that date, was $1,577.3 million.
As of February 11, 2019, the registrant had 98,509,095 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the information required by Part III of Form 10-K will appear in the registrant's definitive Proxy Statement on Schedule 14A for its 2019 Annual Meeting of Stockholders and are hereby incorporated by reference into this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this Annual Report on Form 10-K that are about future events or future results, or are otherwise not statements of historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management. In some cases, these statements can be identified by words such as "anticipate," "approach," "believe," "can." "contemplate," "continue," "could," "ensure," "hope," "likely," "opportunity," "pursue," "target," "project," "goal," "objective," "plan," "potential," "predict," "might," "estimate," "expect," "intend," "may," "seek", "should," "will," "would," "look forward" and other similar words or expressions, or the negative of these words or similar words or expressions. These statements include, but are not limited to, statements regarding our priorities, goals and strategies, including our change in strategic focus toward the discovery and development of our novel drug candidates for immune-mediated diseases, including M281, M254 and M230 and the advancement of our late stage biosimilar candidates, M923 and M710; the use, efficacy, safety, potency, convenience, differentiation and commercial potential of our products and product candidates; design, timing and goals of clinical trials and the availability, timing and announcement of data and results; estimates of incidence of disease and patient populations, market potential and acceptance of our products and product candidates; the timing of regulatory filings, reviews and approvals; our expectations regarding the development and utility of our products and product candidates; development timelines for our product candidates; development, manufacture and commercialization of our products and product candidates; efforts to seek and manage relationships with collaboration partners, including without limitation for our novel therapeutic and biosimilar programs; the timing of launch of products and product candidates; market share and product revenues of our products and product candidates, including GLATOPA and Enoxaparin Sodium Injection; the timing, merits, strategy, impact and outcome of, and decisions regarding, legal proceedings; timing of biosimilar market formation; collaboration revenues and research and development revenues; manufacturing; the sufficiency of our current capital resources and projected milestone payments and product revenues for future operations; our future financial position, including but not limited to our future operating losses, our potential future profitability; our future expenses, including anticipated restructuring charges; the composition and mix of our cash, cash equivalents and marketable securities; our future revenues and our future liabilities; our funding transactions and our intended uses of proceeds thereof; product candidate development costs; receipt of contingent milestone payments; accounting policies, estimates and judgments; our estimates regarding the fair value of our investment portfolio; the market risk of our cash equivalents, marketable securities and derivative, foreign currency and other financial instruments; rights, obligations, terms, conditions and allocation of responsibilities and decision making under our collaboration agreements; the regulatory pathway for biosimilars; our strategy, including but not limited to our regulatory strategy, and scientific approach; the importance of key customer distribution arrangements; future capital requirements; reliance on our collaboration partners and other third parties; the competitive landscape; changes in, impact of and compliance with laws, rules and regulations; product reimbursement policies and trends; pricing of pharmaceutical products, including our products and product candidates; our stock price; our intellectual property strategy and position; sufficiency of insurance; attracting and retaining qualified personnel; our internal controls and procedures; acquisitions or investments in companies, products and technologies; entering into collaboration and/or license arrangements; marketing plans; financing our planned operating and capital expenditure; the terms and conditions of our facility leases; materials used in our research and development; dilution; royalty rates; and vesting of equity awards.
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

PART I
Item 1.    BUSINESS
OUR COMPANY

We are a biotechnology company focused on the discovery and development of novel biologic therapies for the treatment of rare immune-mediated diseases. Our goal is to develop molecules that drive significant advances in the control over or cure of immune-driven disease. To do this, we draw on our strong analytic heritage to interrogate immune biology to identify and validate high-priority targets. We then use our protein design expertise to refine the structure of our biological product candidates to optimize their potency and pharmacokinetics, while minimizing potential toxicities.
Our initial focus in immune biology has been to explore the interaction between antibodies, which are components of the humoral immune system, and the receptors which bind to the fragment crystallizable (Fc) region of antibodies and modulate the immune cascade. Our objective is to reduce immune driven tissue damage resulting from autoimmune disease. Specifically, we have been working with the Fc gamma receptor system which controls immune activation, and the neonatal Fc receptor (FcRn) system which recycles immunoglobulin G (IgG) to preserve its half-life. This work has led to three programs currently in clinical development, all of which have shown high potency against their respective targets in preclinical studies, and all with unique, differentiated and carefully designed biologic structures. The targets our programs modulate have the potential to impact core areas of humoral immune activation, and therefore we believe our programs have the potential to treat a variety of immune-mediated disorders.
Our research platform continues to develop additional programs to build our pipeline. We have two areas of focused research activities. The first area of focus is to continue to explore immune biology, expanding our efforts beyond the Fc gamma and FcRn systems. This effort has yielded several promising leads which we hope to add to our development pipeline in the next two years.
The second area of focus seeks to exploit the properties of our uniquely designed product candidates to create molecules that more effectively modulate established targets. This effort seeks to reduce program risk by pursuing well known biology with well-engineered biologics. We have two areas of focus, based on two of our technologies used for programs in the clinic:

1.
Sialylation Platform - We have optimized our tools for the terminal sialylation of glycans attached to biologic molecules during our development of M254, our investigational tetra-sialylated IgG program now in the clinic. This technology can be used for the sialylation of other biologics. Most notably, this technology can be used to create effective sialylation on recombinant versions of blood proteins. This approach has dramatically increased their observed half-life and we believe could enable recombinant versions of these proteins, if successfully developed and approved, to become viable products.

2.
SIFbody Platform - We are seeking to take advantage of the enhanced Fc gamma receptor binding we have seen in our M230 trimer program to create more potent versions of antibodies which activate the immune system through their Fc signaling and binding. We have observed significant enhancements in potency in laboratory models using CD38 SIFbody molecules compared to existing marketed CD38 antibodies. There are over 40 marketed products whose mechanisms are driven by their Fc activities and which we believe may be enhanced with this technology.

We believe both of these platforms have the potential to yield multiple programs for our own, or potential collaboration partner’s, pipelines in the coming years.

Our Restructuring and Legacy Business

Prior to 2018, Momenta had the dual focus of developing novel drug candidates and nurturing a portfolio of biosimilar and complex generic products and product candidates. In the beginning of 2018, we engaged in a strategic review of our business and made the decision that shareholder value could be enhanced by shifting our future investments to fully support our promising novel drug portfolio. Following this strategic review, we made the decision in September of 2018 to restructure the company.

We have terminated all future development of any new or early stage biosimilar and complex generic products. We retained our commercial partnership with Sandoz AG, or Sandoz, for our generic versions of COPAXONE and LOVENOX, which are approved products. We believe that Sandoz's sales of GLATOPA, our generic version of COPAXONE, can generate cash flow to help fund our novel pipeline. We have also retained our wholly owned HUMIRA biosimilar, which is fully developed and for which we are ready to submit an application for approval, subject to finalization of our commercialization strategy. In addition, we are developing our EYLEA biosimilar, in collaboration with Mylan Ireland Limited, or Mylan, a wholly-owned indirect subsidiary of Mylan N.V., which is currently in a pivotal clinical trial in patients. We believe both of these programs have the potential to generate revenue in the 2023 time frame to help fund our novel portfolio. Pursuant to our collaboration agreement with Mylan, we have delivered formal notice of our termination of participation in all other biosimilar programs. As a result of this restructuring, we announced in October 2018 that we would reduce our workforce by approximately 50%, which reduction was substantially completed as of the end of 2018.
Today, we have two product development areas: Novel Therapeutic Candidates and Legacy Products, which include biosimilars and complex generics. A summary of our programs in each area is set forth below.

Preclinical
Phase 1
Phase 2
Phase 3
Marketed
Novel Therapeutic Candidates
M281: Anti-FcRn Antibody
M254: Hypersialylated IgG
M230: Recombinant Fc multimer
CSL
Fc Multimer Candidates*
Sialylation Technology
Legacy Products
Enoxaparin Sodium Injection (Generic LOVENOX®)
Glatopa® 20 and 40 mg (Generic COPAXONE® 20 and 40 mg)
SANDOZ A Novartis Division
M923: Proposed Biosimilar to Adalimumab (HUMIRA®)
M710: Proposed Biosimilar to Aflibercept (EYLEA®)
Mylan

*Includes research collaboration with CSL

Novel Therapeutics
Our Approach
We believe that dramatic progress in the treatment of autoimmune disease can be achieved through a combination of focused research which provides a deep understanding of the pathways of the immune system and a careful design of biologic therapeutics that optimally interact with and influence these pathways. Our approach to immune biology has yielded insights into the interactions of antibodies and the Fc receptors that modulate the immune system, leading to three programs we have in the clinic. Our deep experience in protein design has yielded what we believe are best in class drug candidates. We are currently working to expand our research, and our portfolio of product candidates, into additional areas of immune biology.
Autoimmune Diseases
Many autoimmune diseases are characterized by the formation of autoantibodies that bind self-antigens to form immune complexes. These immune complexes can recruit and activate immune cells leading to tissue inflammation and damage. Few therapeutic agents exist today that interfere directly with these autoantibodies or immune complex-immune cell activation processes, or that effectively modulate the immune cascades that result. The most commonly used treatments for autoantibody-

driven disease are systemic immunosuppressants, which do not specifically target disease pathogenesis and which carry significant safety risks such as opportunistic infection and cancer. In addition to these treatments, intravenous immunoglobulin (IVIg), a therapeutic drug product that contains pooled IgG antibodies purified from blood plasma may be used to treat several inflammatory diseases. We believe that, despite currently available agents that do offer some relief for patients, there is an unmet medical need in patients with immune-mediated diseases.
There are approximately 45 rare autoimmune disorders driven by autoantibodies, and we estimate there are one to two million patients in the United States with these rare disorders. We are developing therapeutics for autoimmune diseases with a focus on these diseases. Initially we have applied our complex systems analysis and biological protein engineering platforms to develop an improved IVIg. We utilized our proprietary sialylation technology, a method to add sialic acid to protein, to create M254, a high potency alternative to IVIg that we believe improves upon the limitations of that therapeutic approach. By gaining a deeper understanding of IVIg and immune complex driven autoimmune diseases, we have designed two novel recombinant therapeutic candidates, M281 and M230, to leverage what we believe are key biologies associated with autoimmune diseases. The discovery of these candidates is based on our analysis of the role of the Fc region of IgG autoantibodies in maintaining persistence in circulation and in mediating tissue damage and inflammation in rare autoimmune diseases. The design of these agents is based on our expertise in biological protein engineering and proprietary Fc multimerization technology.
We believe our novel product candidates could be capable of treating a large number of immune-mediated disorders driven by autoantibodies, immune complexes, and Fc receptor biology.
Our Programs
M281 - Anti-FcRn Candidate
M281 is a fully-human anti-neonatal Fc receptor (FcRn), aglycosylated immunoglobulin G, or IgG1, monoclonal antibody, designed to reduce circulating IgG antibodies by completely blocking endogenous IgG recycling via FcRn. M281 has exhibited high affinity to human and non-human FcRn in nonclinical studies and shown selective induction of human and non-human IgG clearance. Based on this data, we believe M281 has the potential for use as an acute and chronic/intermittent therapies in a broad range of autoantibody driven disease.
A Phase 1 randomized, double-blind, placebo-controlled study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of M281 in normal healthy volunteers was initiated in June 2016. The full results of the Phase 1 study were published on November 7, 2018. A total of 50 patients were enrolled in both the single ascending dose and multiple ascending dose portions of the study, both of which showed predictable pharmacokinetics, and commensurate, controllable and reproducible reductions in circulating IgG. The data showed greater than 80% reduction in circulating IgG antibodies with a mean reduction of 84%. M281 was well tolerated at all dose levels and no serious adverse events or unexpected safety findings were observed in either portion of the study.
In the fourth quarter of 2018, we commenced a Phase 2 proof-of-concept clinical trial for M281 in generalized myasthenia gravis, or gMG, and in hemolytic disease of the fetus and newborn, or HDFN. We estimate that there are approximately 55,000 patients in the United States with gMG and approximately 4,000 to 8,000 patients in the United States with HDFN.
M230 (CSL730) - Recombinant Fc Multimer Candidate
M230 is a novel recombinant trivalent human IgG1 Fc multimer containing three IgG Fc regions joined to maximize activity. Nonclinical data have shown that M230 enhanced the molecules' avidity for the Fc receptors matching the potency and efficacy of IVIg at significantly lower doses.
Pursuant to the License and Option Agreement, effective February 17, 2017, with CSL Behring Recombinant Facility AG, or CSL, a wholly-owned indirect subsidiary of CSL Limited, we granted CSL an exclusive worldwide license to research, develop, manufacture and commercialize M230. In August 2017, we exercised our 50% co-funding option, which is discussed further in Note 9 " Collaboration and License Agreements - CSL License and Option Agreement ". The terms of our CSL collaboration are further discussed below under "Collaborations and Licenses—CSL."
CSL's Phase I study in healthy volunteers to evaluate the safety and tolerability of M230 is ongoing and is targeted for completion in 2019.

M254 - Hyper-sialylated IgG Candidate
M254 is a hyper-sialylated immunoglobulin designed as a high potency alternative to IVIg, a therapeutic drug product that contains pooled, human immunoglobulin G, or IgG, antibodies purified from blood plasma. IVIg is used to treat several inflammatory diseases, including idiopathic thrombocytopenic purpura and chronic inflammatory demyelinating polyneuropathy. In nonclinical studies, M254 has been shown to have up to ten times more enhanced anti-inflammatory activity than IVIg in a variety of animal models of autoimmune disease. If approved, we believe M254 has the potential to remediate the limitations of IVIg because sialylation of the Fc region of IgG has been seen to augment the anti-inflammatory attributes of IVIg.
We have completed our IND-enabling toxicology study and initiated a Phase 1/2 proof of concept clinical study in normal, healthy volunteers and patients with idiopathic thrombocytopenic purpura (ITP) in early 2019. We estimate that chronic ITP affects approximately 30,000 to 40,000 patients in the United States. We continue to identify and explore potential collaboration opportunities to further develop and commercialize this product candidate.

Legacy Products
Our Approach
In October 2018, we announced and later completed a restructuring of our business in order to focus the majority of our resources on our promising new drug pipeline. Prior to that restructuring, we were heavily involved in developing a portfolio of biosimilar and complex generic products. In connection with the restructuring, we have terminated all development of early stage biosimilar and complex generic programs, and have only retained our late stage or commercial products in these business areas. We delivered a formal notice of partial termination to Mylan, our biosimilar partner, in November 2018, as provided for in our collaboration agreement with Mylan, enabling us to exit ongoing early stage programs. The programs remaining in our portfolio are our wholly owned biosimilar to HUMIRA, a biosimilar program for ELYEA (the only remaining program in our Mylan collaboration), which is currently in Phase 3, and our marketed complex generics, GLATOPA, a generic to COPAXONE, and Enoxaparin Sodium Injection, a generic to LOVENOX. Both GLATOPA and Enoxaparin Sodium Injection are marketed by our collaboration partner, Sandoz. The retained programs, with the exception of Enoxaparin Sodium Injection for which we expect minimal revenues, provide the potential for revenue to help fund our growing novel drug pipeline and, with the majority of development activities behind us, do not require a large staff to support.
Our Programs
M923—Biosimilar HUMIRA® (adalimumab) Candidate
We are developing M923 as a biosimilar of HUMIRA. HUMIRA is a monoclonal antibody that can bind to a substance in the body known as tumor necrosis factor, or TNF, thereby inhibiting the known effect of TNF as a potent mediator of inflammation. HUMIRA is indicated for the treatment of patients with rheumatoid arthritis, Crohn's disease, ulcerative colitis and psoriasis, among other diseases. HUMIRA is the largest selling therapeutic in the world. HUMIRA is marketed globally by AbbVie Inc, or AbbVie. Based on the settlement agreements entered into by AbbVie, with respect to other biosimilar candidates, we expect that U.S. market formation for biosimilar versions of HUMIRA will likely be in the 2023 time frame, subject to market approval, patent considerations and litigation timelines.
In November 2016, we announced that the confirmatory, randomized, double-blind, multi-center, global study evaluating the efficacy, safety and immunogenicity of M923 in adult patients with moderate-to-severe chronic plaque psoriasis met its primary endpoint. Patients received up to 48 weeks of treatment with M923, HUMIRA, or HUMIRA alternating with M923. The proportion of subjects who achieved the primary endpoint of at least 75% reduction in the Psoriasis Area and Severity Index, or PASI-75, following 16 weeks of treatment, was equivalent between M923 and HUMIRA.
On November 6, 2018, we executed global licensing agreements with AbbVie with respect to M923, pursuant to which, subject to approval by health regulatory authorities, we may launch M923 in the United States as early as November 20, 2023 and in Europe following approval by the European Medicines Agency. We are working on our commercialization strategy, including identifying a commercialization partner for this product candidate.We plan to submit a biologics license application (BLA) for M923 with the FDA and a market authorization application (MAA) in the European Union, subject to finalization of our commercialization strategy.
AbbVie reported approximately $19.9 billion in worldwide sales of HUMIRA in 2018, including approximately $13.7 billion in the United States.

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
M710 is being developed in collaboration with Mylan. Under our collaboration agreement, we and Mylan share equally costs and profits (losses) for M710. We and Mylan will share development and manufacturing responsibilities, and Mylan will lead commercialization of M710, if approved. The terms of our Mylan collaboration are further discussed below under "Collaborations and Licenses—Mylan."
In August 2018, Mylan initiated dosing of patients in the United States in our pivotal clinical trial. This trial is a randomized, double-blind, active-control, multi-center study in patients with diabetic macular edema to compare the safety, efficacy and immunogenicity of M710 with EYLEA. Mylan has also received regulatory approval to dose patients in the European Union. Subject to development, marketing approval, patent considerations and litigation timelines, we expect U.S. market formation for biosimilar versions of EYLEA to be in the 2023 timeframe.
EYLEA is marketed by Regeneron Pharmaceuticals, Inc. in the United States and by Bayer HealthCare in the EU and rest of the world. Regeneron Pharmaceuticals, Inc. reported approximately $6.7 billion in worldwide sales of EYLEA in 2018, including $4.1 billion in the United States.
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
GLATOPA 20 mg/mL was approved by the FDA in April 2015 and was launched in June 2015. GLATOPA 20 mg/mL, the first "AP" rated, substitutable generic equivalent of once-daily COPAXONE, was developed and is being commercialized in collaboration with Sandoz, the generic pharmaceuticals division of Novartis Pharma AG, or Novartis. Under our collaboration agreement, Sandoz is responsible for commercialization of GLATOPA 20 mg/mL, and we earn 50% of contractually defined profits on GLATOPA 20 mg/mL sales. The terms of our Sandoz collaboration for GLATOPA 20 mg/mL are further discussed below under "Collaborations and Licenses—Sandoz."
GLATOPA® (glatiramer acetate injection) 40 mg/mL—Generic Three-times-weekly COPAXONE® (glatiramer acetate injection) 40 mg/mL
GLATOPA 40 mg/mL is a generic version of three-times-weekly COPAXONE 40 mg/mL. GLATOPA 40 mg/mL was developed in collaboration with Sandoz. Under our collaboration agreement, Sandoz is responsible for commercialization of GLATOPA 40 mg/mL and we will earn 50% of contractually defined profits on GLATOPA 40 mg/mL sales. The terms of our Sandoz collaboration for GLATOPA 40 mg/mL are further discussed below under "Collaborations and Licenses—Sandoz."
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
In October 2017, Mylan N.V. announced the launch of its generic equivalents of once-daily COPAXONE 20 mg/mL and three-times-weekly COPAXONE 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL pricing or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Since Sandoz’s launch of GLATOPA 40mg/mL in February 2018, Sandoz has encountered aggressive pricing and contracting tactics from competitors and as a result we expect modest revenues for this product in the future.

As of the end of 2018, Teva’s three-times-weekly COPAXONE 40 mg/mL and Mylan N.V.’s three-times-weekly generic equivalent product accounted for approximately 84% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. We estimate that the number of prescriptions for GLATOPA 20 mg/mL currently represents approximately 40% of the once-daily 20 mg/mL U.S. glatiramer acetate market.
Teva reported $1.7 billion and $3.0 billion in U.S. sales of COPAXONE (combined 20 mg/mL and 40 mg/mL) in 2018 and 2017, respectively.
Enoxaparin Sodium Injection—Generic LOVENOX®
Enoxaparin Sodium Injection is a generic version of LOVENOX indicated for the prevention and treatment of deep vein thrombosis and to support the treatment of acute coronary syndromes. LOVENOX is marketed in the United States by Sanofi. Our Enoxaparin Sodium Injection was developed and is being commercialized in the United States in collaboration with Sandoz. Under our amended 2003 collaboration agreement with Sandoz, or the 2003 Sandoz Agreement, Sandoz is responsible for commercialization of Enoxaparin Sodium Injection and we earn 50% of contractually defined profits on Enoxaparin Sodium Injection sales.
In July 2018, Sandoz notified its customers and the FDA that it will discontinue supplying Enoxaparin Sodium Injection. Sandoz continues to evaluate alternate acceptable contract manufacturers at a price point that will allow for profitable and competitive sales and may decide to relaunch Enoxaparin Sodium Injection at a later date following regulatory approval. We expect future revenues from Sandoz' sales of Enoxaparin Sodium Injection, if any, to be minimal.
Legal Proceedings related to Enoxaparin Sodium Injection are described under “Item 3. Legal Proceedings-Enoxaparin Sodium Injection-Related Proceedings”.

Collaborations and Licenses
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
Pursuant to the CSL License Agreement, CSL paid us a non-refundable upfront payment of $50 million. On August 28, 2017, we exercised our 50% co-funding option. This exercise allows us to participate in a cost-and-profit sharing arrangement, under which we fund 50% of global research and development costs and 50% of U.S. commercialization costs for all products developed, in exchange for a 50% share of U.S. profits. Under this option, sales-based royalty payments in percentages ranging from a mid-single digit to low-double digits are payable for territories outside of the United States for M230 and a named research stage product should that enter development and be commercialized. For the development and commercialization of M230 we are also entitled to up to $297.5 million in contingent clinical, regulatory and sales milestone payments, and additional negotiated milestone payments for a named research stage product should one enter development. The contract allows us to opt-out of the program in the future at our discretion. If we were to do so, our U.S. profit share would be reduced to sales-based royalties ranging from mid-single to low double digits and the milestone payments for which we are eligible would be increased by up to $252.5 million, depending on the timing of our opt-out decision.
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
The term of the CSL License Agreement commenced on February 17, 2017 and continues until the later of (i) the expiration of all payment obligations with respect to products under the CSL License Agreement, (ii) the date on which we are no longer co-funding development or commercialization of any products and (iii) the date on which we and CSL are not otherwise collaborating on the development and commercialization of products or product candidates. CSL may terminate the CSL License Agreement on a product-by-product basis subject to notice periods and certain circumstances related to clinical development. We may terminate the CSL License Agreement under certain circumstances related to the development of M230 and if no activities are being conducted under the CSL License Agreement. Either party may terminate the CSL License Agreement (i) on a product-by-product basis if certain patent challenges are made, (ii) on a product-by-product basis for material breaches, or (iii) due to the other party’s bankruptcy. Upon termination of the CSL License Agreement, subject to certain exceptions, the licenses granted under the CSL License Agreement terminate. In addition, dependent upon the circumstances under which the CSL License Agreement is terminated, we or CSL have the right to continue the research, development, and commercialization of terminated products, including rights to certain data, for the continued development and sale of terminated products and, subject to certain limitations, obligations to make sales-based royalty payments to the other party.
CSL's obligations under the CSL License Agreement are guaranteed by its parent company, CSL Limited.
Mylan
We and Mylan, entered into a collaboration agreement, or the Mylan Collaboration Agreement, effective February 9, 2016, pursuant to which we and Mylan agreed to collaborate exclusively, on a worldwide basis, to develop, manufacture and commercialize six of our biosimilar candidates, including M834 and M710.
In November 2018, we delivered a formal notice of the partial termination of the Mylan Collaboration Agreement with respect to five of our collaboration programs, including M834, a proposed biosimilar to ORENCIA. As a result, we will only continue to advance our late-stage biosimilar candidate M710, our proposed biosimilar to EYLEA under the Mylan Collaboration Agreement.
Under the terms of the Mylan Collaboration Agreement, Mylan paid us a non-refundable upfront payment of $45 million. In addition, we and Mylan agreed to share equally costs (including development, manufacturing, commercialization and certain legal expenses) and profits (losses) with respect to such product candidates, with Mylan funding its share of collaboration expenses incurred by us.
For our remaining product candidate, M710, we and Mylan both have the right to terminate the program at our own convenience. As with the five discontinued collaboration programs, if one party decides not to continue development, manufacture and commercialization of M710 under the Mylan Collaboration Agreement, the other party will have the right to continue the development, manufacture and commercialization of such product candidate, and the terminating party will need to continue to fund it share of expenses for a pre-specified period, depending on the stage of the product at the time of termination.
Under the Mylan Collaboration Agreement, we granted Mylan an exclusive license under our intellectual property rights to develop, manufacture and commercialize the product candidates for all therapeutic indications, and Mylan has granted us a co-exclusive license under Mylan's intellectual property rights for us to perform our development and manufacturing activities under the product work plans agreed by the parties, and to perform certain commercialization activities to be agreed by the Joint Steering Committee, or JSC, for such product candidates if we exercise our co-commercialization option described below. We and Mylan have established a joint steering committee, or JSC, consisting of an equal number of members from us and Mylan, to oversee and manage the development, manufacture and commercialization of product candidates under the collaboration. Unless otherwise determined by the JSC, it is anticipated that, in collaboration with the other party, (a) we will be primarily responsible for nonclinical development activities and initial clinical development activities for the product candidates; and regulatory activities for the product candidates in the United States through regulatory approval; and (b) Mylan will be primarily responsible for additional (pivotal or phase 3 equivalent) clinical development activities for the product candidates ; regulatory activities for the product candidates outside the United States; and regulatory activities for products in the United States after regulatory approval, when all marketing authorizations for the products in the United States will be transferred to Mylan. As provided in the Mylan Collaboration Agreement, Mylan will commercialize any approved products, with us having an option to co-commercialize, in a supporting commercial role, any approved products in the United States. The JSC will allocate responsibilities for other activities under the collaboration.
The term of the collaboration will continue throughout the development and commercialization of M710, on a country-by-country basis, until development and commercialization by or on behalf of us and Mylan pursuant to the Mylan Collaboration Agreement has ceased for a continuous period of two years in a given country, unless earlier terminated by either party pursuant to the terms of the Mylan Collaboration Agreement.
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

Sandoz
In 2006 and 2007, we entered into a series of agreements, including a collaboration and license agreement, as amended, or the 2006 Sandoz Collaboration Agreement, with Sandoz and a stock purchase agreement and an investor rights agreement with Novartis. Under the 2006 Sandoz Collaboration Agreement, we and Sandoz agreed to exclusively collaborate on the development and commercialization of GLATOPA, among other potential products. Costs, including development costs and the costs of clinical studies, are borne by the parties in varying proportions depending on the type of expense. For GLATOPA, we were generally responsible for all of the development costs in the United States. For GLATOPA outside of the United States, we shared development costs in proportion to our profit sharing interest, unless otherwise agreed. We are reimbursed at a contractual FTE rate for any full-time equivalent employee expenses as well as any external costs incurred in the development of products to the extent development costs are born by Sandoz. All commercialization costs are to be borne by Sandoz as they are incurred for all products.
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
The term of the 2006 Sandoz Collaboration Agreement extends throughout the development and commercialization of the products until the last sale of the products, unless earlier terminated by either party pursuant to the provisions of the agreement. The 2006 Sandoz Collaboration Agreement may be terminated if either party breaches the 2006 Sandoz Collaboration Agreement or files for bankruptcy.
Sandoz commenced United States sales of GLATOPA 20 mg/mL in June 2015 and of GLATOPA 40 mg/mL in February 2018. Under the 2006 Sandoz Collaboration Agreement, we earn 50% of contractually defined profits on Sandoz' worldwide net sales of GLATOPA 20 mg/mL and of GLATOPA 40 mg/mL. Profits on net sales of GLATOPA are calculated by deducting from net sales the costs of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. With respect to GLATOPA, Sandoz is responsible for funding all of the legal expenses incurred under the 2006 Sandoz Collaboration Agreement, except for our FTE costs with respect to certain legal activities for GLATOPA; however, a portion of certain legal expenses, including any patent infringement damages, can be offset by Sandoz against the profit-sharing amounts in proportion to our 50% profit sharing interest. In 2015, we earned a $10 million regulatory milestone payment upon GLATOPA 20 mg/mL receiving sole FDA approval and an additional $10 million milestone payment upon the first commercial sale of GLATOPA 20 mg/mL. In July 2017, we earned a $10 million commercial milestone payment in connection with GLATOPA 20 mg/mL's being the sole FDA-approved generic of COPAXONE when earned and achieving a certain level of contractually defined profits in the United States, for which Sandoz was entitled to reduce our contractually defined profits by a corresponding amount. Following FDA approval of Mylan N.V.'s generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL, which Mylan N.V. announced in October 2017, we are no longer eligible to earn $80 million in future post-launch commercial milestones; however, we may still be eligible to receive up to $30 million in sales-based milestones for GLATOPA in the United States, although we believe that it is unlikely the performance based milestones will be achieved. None of these payments, once received, is refundable and there are no general rights of return in the arrangement. Sandoz has agreed to indemnify us for various claims, and a certain portion of such costs may be offset against certain future payments received by us.

Patents and Property Rights
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

We license or own a patent portfolio of around 150 patent families, each of which includes United States patent applications and/or issued patents as well as foreign counterparts to certain of the United States patents and patent applications. Our patent portfolio includes issued or pending claims covering:

•	composition of matter, methods of use, and methods of making novel therapeutics for autoimmune disease, including our novel product candidates such as M230, M281 and M254;

•	composition of matter, methods of use, and methods of making certain novel low molecular weight heparins;

•	methods and technologies for characterizing complex generics and biosimilars, including our biosimilar HUMIRA candidate;

•	composition of matter and use of certain heparinases, heparinase variants and other enzymes; and

•	methods and technologies for the analysis and synthesis of polysaccharides.
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

Manufacturing
We do not own or operate facilities for commercial scale manufacturing of our products. We do own a process development scale manufacturing facility used in the development of our biologics. While we have personnel with experience and expertise in manufacturing, as well as process development, analytical development, quality assurance and quality control, we rely on contract manufacturers and our collaboration partners for manufacturing and supply activities. Under the 2006 Sandoz Collaboration Agreement, Sandoz is responsible for commercial manufacture of GLATOPA. Under the Mylan Collaboration Agreement, Mylan is responsible for contracting with contract manufacturers for commercial supply for M710. Under the CSL License Agreement, CSL is responsible for manufacturing activities, except that we are responsible, at CSL's direction, for contracting with contract manufacturers for certain clinical supply of M230. We rely on third parties for the manufacture, process development, analytical development, quality assurance and quality control of all our solely-owned novel product candidates.
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
United States Government Regulation
In the United States, the information that must be submitted to the FDA in order to obtain market approval of a new drug or biologic varies depending on whether the drug or biologic is a new product whose safety and effectiveness has not previously been demonstrated in humans, or a drug or biologic whose active ingredient(s) and certain other properties are the same as those of a previously approved drug or biologic, i.e., biosimilar. Approval of new drugs and biologics follows the new drug application, or NDA, and biologics license application, or BLA routes, respectively. A drug that claims to be the same as an already approved NDA drug may be able to file for approval under the ANDA approval pathway. Pursuant to the Biologics Price Competition and Innovation Act, or BPCI Act, a marketing application may also be submitted for a biosimilar to a biologic previously approved under a BLA seeking approval of the biosimilar under the abbreviated pathway established by Section 351(k) of the Public Health Service Act.
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
Approval Process for Biosimilars
The BPCI Act created an abbreviated approval pathway for biosimilars. This abbreviated pathway is codified in Section 351(k) of the Public Health Service Act. The Section 351(k) pathway creates a regulatory and legal pathway to encourage the development of biosimilars, which are defined as a biologic that:

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

The types of data that would ordinarily be required in an application to show biosimilarity would include:

•	analytical data and studies to demonstrate similarity to the reference product;

•	nonclinical studies (including toxicity studies); and

•	clinical studies.
The FDA has the discretion to determine whether one or more of these elements are necessary and its guidance to date does not establish a single method for demonstrating biosimilarity but states that the degree of residual uncertainty that remains following analytical and nonclinical research will determine the nature and the extent of clinical studies that may be required. In 2012, the FDA implemented its biosimilar user fee program which includes a fee-based meeting process for consultation between applicants and the FDA reviewing division on biosimilar and interchangeable biologics applications under the biosimilar approval pathway. It provides for pre-application meetings where the applicant can propose and submit analytical, physicochemical and biologic characterization data along with a proposed development plan. The proposed development plan may have a reduced scope of clinical development based on the nature and extent of the characterization data. There are defined time periods for meetings and written advice. Since 2012, the FDA has published a series of draft and final guidance documents for the development and registration of biosimilars and interchangeable biologics, on topics ranging from demonstrating biosimilarity and interchangeability, non-proprietary naming, labeling and other scientific and regulatory issues. The draft and final guidance documents indicate that the FDA will consider the totality-of-the-evidence developed by an applicant in determining the nature and extent of the development, nonclinical and clinical requirements for a biosimilar or interchangeable biologic product. In addition, the guidance documents confirm the importance of analytical characterization to demonstrating biosimilarity and interchangeability in showing the absence of differences from the reference product. Where differences are identified, uncertainty associated with their clinical meaning or impact is expected to be resolved by nonclinical testing and clinical trials. The greater the similarity, the less uncertainty and the more likely the FDA will authorize an applicant to conduct targeted clinical trials or use extrapolation in support of demonstrating biosimilarity and interchangeability.
Under Section 351(k), the FDA must wait four years after approval of a biological product under a BLA before accepting a filing for a biosimilar version of the reference product, and the FDA cannot approve a biosimilar version of the reference product until 12 years after the reference product was approved under a BLA. The BPCI Act also provides for limited regulatory exclusivity for the first FDA-approved interchangeable biologic with respect to each reference product. This means that the FDA will defer approval of additional interchangeable biologics to the same reference product for defined periods of one year or more.
Upon filing a biosimilar application, an applicant may trigger the patent negotiation and clearance process. Under the BCPI Act provisions, an applicant and the reference product company are required to share information to seek to resolve any patent disputes prior to regulatory approval and launch. A failure to share information or participate in the process has defined consequences that include the loss of the right to seek patent clearance on the applicant's part and the loss of the right to seek lost profits or injunctive relief for infringement on the reference product patent right holder's part. The process, if initiated by the applicant, has several stages, including defining which patents to include in a pre-approval litigation proceeding, initiating litigation, notice 180 days prior to launch of a biosimilar, the initiation of a second round of litigation relating to patents the parties did not include in the first round litigation, and, following approval, litigation on patents brought by the reference product company or other patent holders not involved in the prior patent process.
The BPCI Act is complex and continues to be interpreted and implemented by the FDA. As a result, we believe its ultimate impact, implementation and meaning will be subject to uncertainty for years to come.
Manufacturing Requirements
Before approving an NDA, BLA, ANDA or Section 351(k) application, the FDA may inspect the facility or the facilities at which the product is manufactured. The FDA will not approve the product, and may delay an approval of an application, unless or until it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, BLA, ANDA or Section 351(k) application, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
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
Discovery of problems with a product or failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the imposition by the FDA or an IRB of a clinical hold on or termination of studies, the FDA's refusal to approve pending applications or supplements, license suspension or revocation, withdrawal of an approval, restriction on marketing, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Also, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.
Fraud and Abuse Laws
Pharmaceutical manufacturers are subject to healthcare fraud and abuse laws and other regulations and enforcement by the federal government as well as the state and foreign governments in which they conduct their business. Such laws include, without limitation, federal and state anti-kickback, false claims, privacy and security and transparency laws and regulations. Violations of any of such laws or any other governmental regulations may result in penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of operations, the exclusion from participation in federal and state healthcare programs or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations, and individual imprisonment.
Coverage and Reimbursement
Sales of pharmaceutical products depend, in part, on the availability of coverage and the adequacy of reimbursement by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. Significant uncertainty exists as to the coverage and reimbursement status of any product and can differ significantly from payor to payor. One third‑party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Payors are also increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Decreases in third-party reimbursement for pharmaceutical products or a decision by a third-party payor not to cover a product could reduce physician usage of such product.
Healthcare Reform
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products, implementing reductions in Medicare and other healthcare funding, and applying new payment methodologies. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. We expect that the current presidential administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Recently, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. While the Trump Administration and CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, will impact the law. Any changes will likely take time to unfold and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on the pharmaceutical industry.
In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act to reduce healthcare expenditures. These changes include aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through 2027 and further reductions in Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Foreign Regulation
In addition to regulations in the United States, we are and will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products in those markets. Whether or not we obtain FDA approval for a product, we must obtain approval of a clinical trial application or product from the applicable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country.
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
Novel Therapeutics
Our novel product pipeline will face substantial competition from major pharmaceutical and other biotechnology companies. Our development work focused on Fc biology has yielded three named product candidates: M230, an Fc multimer, M281, anti-FcRn, and M254, hypersialylated IVIg. These candidates face competition from a number of companies.
M230
CSL, our collaboration partner, is conducting a Phase 1 normal healthy volunteer study with M230. Pfizer (licensed from Gliknik), and Shire (licensed from AB Biosciences) have compounds in development that we believe to be mechanistically similar to M230. The Pfizer product recently started a Phase 1 clinical trial. Shire’s product is preclinical. Once the Phase 1 clinical trial for M230 is completed, we will assess the competitive landscape for M230 based on the selected disease indication for further development.
M281 Competing FcRn Antagonists
Several companies, including UCB, Immunovant (licensed from HanAll), Alexion (via acquisition of Syntimmune), Affibody and Argenx are developing FcRn targeted agents. UCB's candidate, an IgG4 monoclonal antibody, completed Phase 2 clinical trials in ITP and myasthenia gravis, and has announced a planned Phase 2 CIDP trial. Argenx’s candidate, a mutated Fc fragment, is in a Phase 3 trial for MG, a Phase 2 trial for pemphigus vulgaris, has completed a Phase 2 trial in ITP as well as a Phase 1 study with a subcutaneous presentation, and has announced a planned Phase 2 CIDP trial. Alexion’s candidate, an IgG4 monoclonal antibody, is in Phase Ib clinical trials for warm autoimmune hemolytic anemia and pemphigus vulgaris, and has announced a planned pivotal trial in MG. Immunovant’s candidate, believed to be an IgG1 monoclonal antibody, is in a Phase 1 clinical trial and Immunovant has announced plans to initiate a Phase 2 myasthenia gravis trial in early 2019. Affibody’s candidate is in a Phase 1 trial.
M281 Competing in Disease Indications
Momenta has commenced Phase 2 clinical trials in generalized myasthenia gravis (gMG) and hemolytic disease of the fetus and newborn (HDFN). Myasthenia gravis (MG) treatment is primarily with the acetylcholinesterase inhibitor, pyridostigmine, and most MG patients also require treatment with immunosuppressive medications. Some patients may require plasma exchange/plasmapheresis, immunoadsorption, intravenous immunoglobulin (IVIG), or Soliris (eculizumab), the sole monoclonal antibody approved for gMG by the FDA. Other complement antagonists in development for MG include agents from Alexion (ALXN1210) and Ra Pharmaceuticals’ zilucoplan. Several other FcRn antagonists are in development for MG. Argenx has initiated a Phase 3 trial, and UCB announced intentions to initiate a Phase 3 trial in the second half of 2019. Immunovant plans to initiate a Phase 2 trial in early 2019 and Alexion plans to initiate a pivotal trial in 2019. For HDFN, we are not aware of any other FcRn antagonists in development nor any other novel biologic therapies.

M254 Competing Immunoglobulins
We are not aware of other companies developing a hypersialylated immunoglobulin. M254 would compete with currently marketed intravenous and subcutaneous IgG products in the United States, including Octagam 5% and Octagam 10% marketed by Octapharma, Gammagard S/D, Gammagard Liquid 10%, Cuvitru 20% and HyQvia 10% marketed by Shire, Privigen Liquid 10%, Carimune NF, Hizentra 20% marketed by CSL Behring, Flebogamma 5% DIF, Gamunex-C, Flebogamma 10% DIF marketed by Grifols, Gammaplex marketed by BPL Holdings, and Bivigam marketed by ADMA Biologics, as well as other intravenous and subcutaneous IgG products marketed ex-US and those that are currently in development.
M254 Competing in Disease Indications
Momenta has commenced a Phase 1-2 clinical trial in ideopathis thrombocytopenic purpura, or ITP. Current therapies for ITP include IVIg, steroids, TPO receptor agonists, a syk inhibitor, Tavalisse (fostamatinib), Rituxanr (rituximab) and splenectomy. Several companies are in development with novel agents to treat ITP patients, including Argenx and UCB with FcRn antagonists, Principia with a BTK inhibitor and Protalex with a form of Staphylococcal protein A.
Biosimilars
If approved, our biosimilar candidates would compete with their applicable branded reference products, other biosimilars to those reference products, as well as other therapies used to treat the indications for which our biosimilars would be approved. Many of the companies developing biosimilars are significantly larger than us, have substantially greater financial resources and have significant pre-existing resources to devote to their biosimilars business.
HUMIRA
In the United States, Amgen, Boehringer Ingelheim and Sandoz have received FDA approval for their biosimilars to HUMIRA, and Samsung’s BLA was accepted for review. In Europe biosimilars to HUMIRA from Amgen, Sandoz, Samsung Bioepis and Mylan launched in October 2018, and Fresenius’s MAA was accepted for review. Other companies are in development with biosimilar HUMIRA including Coherus, Celltrion, LG Life Sciences, and Pfizer.
EYLEA
Coherus, Formycon, Alteogen, Insight Biopharmaceuticals, and Lupin Limited have announced plans to develop a biosimilar to EYLEA.
GLATOPA
GLATOPA 20 mg/mL is a substitutable generic equivalent for, and competes directly with, Teva's once-daily COPAXONE 20 mg/mL. It also competes with Teva's three-times-weekly COPAXONE 40 mg/mL. GLATOPA 40 mg/mL is a substitutable generic for, and competes directly with, Teva's three-times-weekly COPAXONE 40 mg/mL. In October 2017, Mylan N.V. announced the launch of its generic equivalents to once-daily COPAXONE 20 mg/mL and three-times-weekly COPAXONE 40 mg/mL.
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

Employees
We believe that our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2018, we had 131 employees, including 28 employees who hold Ph.D. degrees and 2 employees who hold an M.D. degree. Our employees are not represented by any collective bargaining group or labor union, and we believe our relations with our employees are good.

Research and Development Expenses
Research and development expenses consist of costs incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, license fees, consulting fees, nonclinical and clinical trial costs, contract research and manufacturing costs, and the costs of laboratory equipment and facilities. Research and development expense for 2018 was $124.0 million, compared with $149.2 million in 2017 and $119.9 million in 2016.

Financial Information about
Segments and Geographic Areas
We view our business as one reportable operating segment—the discovery, development and commercialization of pharmaceutical products. We derive our revenues from our collaborations. All of our revenues through December 31, 2018 have come from our collaborators and are based solely on activities in the United States. Our long-lived assets were $23.8 million and $34.0 million at December 31, 2018, and 2017, respectively, and are located solely in the United States. See Part II, Item 6 "Selected Consolidated Financial Information" and the section entitled "Segment Reporting" appearing in Note 2 to our consolidated financial statements for further information about our segment. The notes to our consolidated financial statements are contained in Part II, Item 8 of this Annual Report on Form 10-K.

Company Background and
Securities Exchange Act Reports
We were incorporated in Delaware in May 2001 under the name Mimeon, Inc. In September 2002, we changed our name to Momenta Pharmaceuticals, Inc. Our principal executive offices are located at 301 Binney Street, Cambridge, Massachusetts 02142, and our telephone number is (617) 491-9700.
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
We make available free of charge on our website at http://ir.momentapharma.com/investor-relations our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.
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
Also on October 1, 2018, as a result of our strategic business review, we restructured our executive team and commenced a reduction of our workforce by 50%, 37% as of October 5, 2018, with an additional 13% reduction in workforce planned over the next two to 12 months. Our executive team and workforce after these actions may not be sufficient to fully execute our shift to a novel drug biotechnology company, and we may not be able to effectively retain or attract qualified executive management or employees needed to implement this strategy.
We have incurred $17.8 million in restructuring charges in connection with the reduction in workforce in 2018. We do not expect any material additional expenses. However, our restructuring activities may also result in unexpected risks or costs, such as termination or other costs relating to restructuring our real property leases, employee claims and contractual disputes and the risk that the actual financial and other impacts of the reductions could vary materially from the outcomes anticipated, which may have a material adverse effect on our results of operations or financial condition.
If we or our collaborative partners encounter difficulties in our supply or manufacturing arrangements, including an inability by third party manufacturers to satisfy FDA quality standards and related regulatory requirements, our development and commercialization efforts may be materially harmed.
We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend upon our collaborators and other third parties, including sole source suppliers, to provide raw materials meeting FDA quality standards and related regulatory requirements, manufacture the drug substance, produce the final drug product and provide certain analytical services with respect to our products and product candidates. The FDA and other regulatory authorities require that our products be manufactured according to current good manufacturing practices, or cGMP, regulations and that proper procedures are implemented to assure the quality of our sourcing of raw materials and the manufacture of our products. Any failure by us, our collaborators or our third-party manufacturers to comply with cGMP and/or scale-up manufacturing processes could lead to a delay in, or failure to obtain, regulatory approval of proposed products or the delay or cessation of commercial sales of our approved products . In addition, such failure could be the basis for action by the FDA to withdraw approvals for products previously granted to us and for other regulatory action, including product recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions. To the extent we rely on a third-party manufacturer, the risk of non-compliance with cGMPs may be greater and the ability to effect corrective actions for any such noncompliance may be compromised or delayed. For example, on February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturer for GLATOPA, Pfizer Inc., received an FDA warning letter. The FDA applied a compliance hold on the approval of pending drug applications listing the Pfizer Inc. facility, including the ANDA for GLATOPA 40 mg/mL, until satisfactory resolution of the compliance observations in the FDA warning letter. On January 30, 2018, we announced that the FDA had changed the status of Pfizer’s manufacturing facility to Voluntary Action Indicated, which lifted the compliance hold and was followed by a marketing approval in February 2018. The FDA delay in ability to approve GLATOPA 40 mg/mL until satisfactory resolution of the compliance observations in the FDA warning letter greatly increased the risk to us and Sandoz of prior or contemporaneous competition from other generic versions of COPAXONE 40 mg/mL, limiting revenue potential. Any additional interruption or delay in Pfizer Inc.'s manufacturing of GLATOPA could have a further material adverse impact on our business, financial position and results of operations and could cause the market value of our common stock to decline.
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
We rely upon third parties, including sole source suppliers, to produce material for nonclinical and clinical studies. We cannot be certain that we will be able to obtain and/or maintain long-term supply and supply arrangements of those materials on acceptable terms, if at all. In addition, some of our third-party manufacturers are located in countries where the supply of materials to us may pose geopolitical risks, including import trade restrictions or significant tariffs or other economic sanctions. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our product candidates or market them.
The development and commercialization of our lead biosimilar product candidate, M923, could be delayed or terminated as a result of our inability to enter into an agreement with a collaboration partner, and our business may be adversely affected.
 Our collaboration with Baxter terminated on December 31, 2016 and we have proceeded with the development program with the goal of entering into a new collaboration agreement to finance the launch and legal clearance of the product. There could be changes or delays in the timing of the M923 program should we fail to enter into a collaboration agreement with a suitable collaborative partner. In the event we elect to research, develop, manufacture and commercialize M923 by ourselves, we would need to expand our internal capabilities, in connection with which there could be significant delays in the M923 program. In the event we elect to license M923 to a third party, the terms of such a license and collaboration could be less favorable than those under the former collaboration agreement with Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH (collectively, Baxalta), and finding and negotiating a new collaboration could cause significant delays in the M923 program. Any of the delays described above could prevent us from commercializing M923. In addition, we may need to seek additional financing to support the research, development and commercialization of M923, or alternatively we may decide to discontinue M923, which could have a material adverse effect on our business.
The patient populations of the target indications for our novel therapeutic candidates are small and have not been established with precision. If the actual number of patients are smaller than we estimate, our revenue and ability to achieve profitability with respect to such candidates may be adversely affected.
We estimate that there are approximately 55,000 patients in the United States with generalized myasthenia gravis, or gMG, and approximately 4,000 to 8,000 patients in the United States with hemolytic disease of the fetus and newborn, or HDFN, both potential indications for our product candidate M281. We estimate that chronic idiopathic thrombocytopenic purpura, or ITP, a potential indication for our product candidate M230, affects approximately 30,000 to 40,000 patients in the United States. Our estimates of the size of these patient populations are based on published studies as well as internal analyses. If these studies or our analyses of them do not accurately reflect the number of patients with gMG, HDFN or ITP our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals if and when any of our product candidates receive regulatory approval, or to obtain or maintain profitability. The small population of gMG, HDFN or ITP patients may also delay the enrollment of patients in our clinical trials, especially in light of competing clinical trials.
Since these candidates target small patient populations, the per-patient drug pricing must be higher in order to recover our development and manufacturing costs, fund adequate patient support programs, fund additional research and achieve profitability. Many of the other novel therapeutic product candidates will have indications in rare immune-mediated diseases and face similar risks. We may be unable to maintain or obtain sufficient sales volume at a price high enough to justify our product development efforts and our sales, marketing and manufacturing expenses.
We rely on third parties to conduct our clinical trials, and if they fail to fulfill their obligations, our development plans may be adversely affected.
We rely on independent clinical investigators, contract research organizations, or CROs, and other third-party services providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We have contracted, and we plan to continue to contract with, certain third-parties to provide certain services, including site selection, enrollment, monitoring, auditing and data management services. Although we depend heavily on these parties, we control only certain aspects of their activity and therefore, we cannot be assured that these third parties will adequately perform all of their contractual obligations to us in compliance with regulatory and other legal requirements and our internal policies and procedures. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities, We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations.

If our third-party service providers cannot adequately and timely fulfill their obligations to us, or if the quality and accuracy of our clinical trial data is compromised due the failure by such third-party to adhere to our protocols or regulatory requirements or if such third parties otherwise fail to meet deadlines, our development plans and/or regulatory reviews for marketing approvals may be delayed or terminated. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.
GLATOPA 40 mg/mL was launched prior to final resolution of product-related patent infringement litigation in our favor, which may cause us to incur significant damages.
Sandoz had the sole right to decide the timing and scope of the launch of GLATOPA 40 mg/mL and has commenced marketing the product prior to a final judicial resolution of product-related patent infringement litigation in our and Sandoz’ favor. Accordingly, we and Sandoz may be subject to claims for patent infringement damages. Damages for infringement may in some instances exceed the amount of revenue earned by the infringing product. If Teva subsequently succeeds in any such litigation, we and Sandoz may be liable for significant damages. Our collaboration with Sandoz provides that our fifty (50) percent share of such damages would be payable from any contractual profits due to us from sales of GLATOPA. Our payment of such damages could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.
Sandoz may be prevented from marketing and selling GLATOPA 40 mg/mL if Teva is successful in obtaining injunctive relief.
A court may issue a temporary or permanent injunction pending the outcome of any GLATOPA 40 mg/mL-related patent infringement litigation or as a remedy if Teva prevails in any GLATOPA 40 mg/mL-related patent infringement litigation, although this remedy is unlikely. An injunction would prevent us and Sandoz from manufacturing and selling GLATOPA 40 mg/mL and/or prohibit the use of previously manufactured GLATOPA 40 mg/mL for commercial sale until we and Sandoz prevail in litigation or the relevant patents expire. If Teva is successful in obtaining injunctive relief for any GLATOPA 40 mg/mL-related patents, Sandoz’ ability to successfully commercialize GLATOPA 40 mg/mL would be significantly impaired, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.
Our current and near term product revenue is dependent on the continued successful commercialization of GLATOPA.
Our near-term ability to generate GLATOPA product revenue depends, in large part, on Sandoz’ ability to continue to successfully manufacture and profitably commercialize GLATOPA.
Our near-term ability to generate GLATOPA product revenue also depends in large part on Sandoz' ability to maintain market share and favorable pricing levels for GLATOPA 20 mg/mL and achieve profitable sales and market share for GLATOPA 40 mg/mL. In October 2017, Mylan N.V. announced the launch of its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Since Sandoz’s launch of Glatopa 40mg in February, Sandoz has encountered aggressive pricing and contracting tactics from competitors and as a result we expect modest sales for the product in the future. Our near-term ability to generate GLATOPA 40 mg/mL product revenue will depend on Sandoz' ability to compete with Teva's three-times-weekly COPAXONE 40 mg/mL product and any generic equivalents. As of the end of 2018, 40 mg/mL glatiramer acetate injection accounted for approximately 84% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. If other competitors receive approval to market generic versions of the 20 mg/mL or 40 mg/mL formulations of COPAXONE, our product revenue and profits would be further impacted, and as a result, our business, including our near-term financial results and our ability to utilize GLATOPA revenue to fund future discovery and development programs, may suffer.
Any future Enoxaparin Sodium Injection product revenue is dependent on Sandoz being able to identify an acceptable contract manufacturer for enoxaparin injection at a price point that will allow for the successful manufacture and competitive commercialization of Enoxaparin Sodium Injection.
 In July 2018, Sandoz notified its customers and the FDA that it will discontinue production of Enoxaparin Sodium Injection. Sandoz continues to evaluate alternate acceptable contract manufacturers at a price point that will allow for profitable and competitive sales and may decide to relaunch Enoxaparin Sodium Injection at a later date following regulatory approval of any such contract manufacturer. Sandoz has faced increasing competition and pricing pressure from brand, authorized generic and other currently-approved generic competitors, which has and will continue to impact Sandoz’ net sales and profits from

Enoxaparin Sodium Injection, and therefore our profit share and product revenue, which is based on a fifty-percent contractual profit share. Due to these circumstances, the resulting market price for our Enoxaparin Sodium Injection product has substantially decreased and may decrease further. Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the three months ended December 31, 2018. We expect future revenues from Sandoz's sales of Enoxaparin Sodium Injection, if any, to be minimal.
 If our appeal in the patent litigation against Amphastar related to Enoxaparin Sodium Injection is not successful or Amphastar or third parties are successful in antitrust litigation against us relating to Enoxaparin Sodium Injection, we may be liable for damages and our business may be materially harmed.
 The District Court trial in our patent litigation against Amphastar related to Enoxaparin Sodium Injection was held in July 2017, and the jury verdict found our patent to be infringed by Amphastar, but invalid and unenforceable. In February 2018, the District Court confirmed the jury’s opinion that the patent was infringed but invalid, and narrowed the jury’s recommendation on unenforceability by finding our patent to be unenforceable against only one of the two infringing methods used by Amphastar. We and Sandoz are considering all other available legal options to overturn the portions of the verdict that found our patent to be invalid and partially unenforceable, including a potential appeal to the U.S. Court of Appeals for the Federal Circuit, or CAFC. On March 20, 2018 the District Court entered its final judgment affirming its February 2018 rulings. On March 27, 2018 we and Sandoz filed a notice of appeal of the final judgment with the CAFC. The appeal has been docketed and our opening brief was filed July 30, 2018.
In the event that we are not successful in our continued prosecution of our suit against Amphastar and Amphastar is able to prove it suffered damages as a result of the preliminary injunction preventing it from selling its Enoxaparin product in the United States, we could be liable for up to $35.0 million of the security bond for such damages. We posted 36.1 million as collateral for the security bond and classified the collateral as restricted cash in our consolidated balance sheet. On March 23, 2018, Amphastar filed a motion to enforce liability on the security bond with the District Court. On April 3, 2018, we and Sandoz filed an emergency motion to defer consideration of Amphastar's motion to enforce liability on the security bond pending exhaustion of appeals. On July 16, 2018, the District Court denied Amphastar's motion to enforce liability on the security bond and allowed the Company's and Sandoz' motion to defer consideration. Moreover, if Amphastar or third parties are successful in antitrust litigation against us for asserting our Enoxaparin patent rights, they may be able to recover damages incurred as a result of enforcement of our patent rights, thereby negatively affecting our financial condition and results of operations.
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
We recently restructured our management team and are dependent on the current members of our team for our business to succeed. In the restructuring we terminated a number of senior executives and many of the new members of our current management team have not had previous experience in senior executive positions and have duties that are in addition to those of our prior senior executives, all of which may affect our ability to further our business success. Our employment arrangements with our executive officers are terminable by either party on short notice or no notice. We do not carry key person life insurance on the lives of any of our personnel. The loss of any of our executive officers would result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and approval of our product candidates. In addition, there is intense competition from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, for human resources, including qualified executives and management, in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful development and commercialization of our product candidates. Another component of retention is the intrinsic value of equity awards, including stock options. Stock options granted to our executives and employees may be under pressure given the volatility of our stock performance and at such times may not always provide a retentive effect. In addition, our recent restructuring may negatively affect employee morale and our corporate culture, which may have a negative impact on retention and recruitment. If we lose key members of our management team, or are unable to attract and retain qualified personnel, our business could be negatively affected.
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
As we continue to evolve from a company primarily involved in discovery and development of pharmaceutical products into one that is also involved in the commercialization of multiple pharmaceutical products, we may have difficulty managing our growth and expanding our operations successfully.
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
We have incurred significant losses since our inception in May 2001. At December 31, 2018, our accumulated deficit was $743.8 million. We may incur annual operating losses over the next several years as we expand our product development, commercialization and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture, market and sell any products we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.
To be profitable, we and our collaborative partners must succeed in developing and commercializing products with significant market potential. This will require us and our collaborative partners to be successful in a range of challenging activities: developing product candidates, completing nonclinical testing and clinical trials of our product candidates; obtaining regulatory approval for product candidates through either existing or new regulatory approval pathways; clearing allegedly infringing patent rights; enforcing our patent rights; and manufacturing, distributing, marketing and selling products. Our potential profitability will also be adversely impacted by the entry of competitive products and, if so, the degree of the impact could be affected by whether the entry is before or after the launch of our products. We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, discover or develop other therapeutic candidates or continue our operations. A decline in the value of our company could cause our shareholders to lose all or part of their investment.
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
As of December 31, 2018, we had cash, cash equivalents and marketable securities totaling approximately 449.4 million. For the twelve months ended December 31, 2018, we had a net loss of $176.1 million and our operations used cash of $155.6 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development and commercialization of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.
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

•	the receipt of milestone payments under our CSL License Agreement;

•	the ability to enter into a strategic alliance for commercialization of M923 and the continuation without disruption of development and manufacturing activities of M923;

•	the timing of FDA approval of the products of our competitors;

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

•	the ability to enter into additional strategic alliances for our non-partnered programs, as well as the terms and timing of any milestone, royalty or profit share payments thereunder;

•	the scope, progress, results and costs of our research and development programs, including completion of our nonclinical studies and clinical trials;

•	the cost of acquiring and/or in-licensing other technologies, products or assets; and

•	the cost of manufacturing, marketing and sales activities, if any.
We expect to finance and manage our planned operating and capital expenditure requirements principally through our current cash, cash equivalents and marketable securities, capital raised through our collaboration and license agreements and equity financings, contingent milestone payments, continuation and milestone payments and product revenues under existing collaboration and license agreements. We believe that these funds will be sufficient to meet our operating requirements through at least the end of 2020. We may seek additional funding in the future through third-party collaborations and licensing arrangements, public or private debt financings or from other sources. Additional funds may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also may not be able to fund our obligations under one or more of our collaboration and license agreements, which could enable one or more of our collaborators to terminate their agreements with us, and therefore harm our business, financial condition and results of operations.
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
Our product candidates may cause serious adverse events or undesirable side effects or have other properties which may delay or prevent their regulatory approval, limit the commercial profile of an approved label, or, result in significant negative consequences following marketing approval, if any.
Serious adverse events or undesirable side effects caused our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. If unacceptable side effects arise in the development of our product candidates, we, the FDA, the IRBs at the institutions in which our studies are conducted, or the data safety monitoring board, or DSMB, could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Any of these occurrences may harm our business, financial condition and prospects significantly.

If any of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;

•	we may be required to recall a product or change the way such product is administered to patients;

•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product;

•	regulatory authorities may require additional warnings on the label, such as a “black box” warning or contraindication;

•	we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients;

•	the product could become less competitive;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.
Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim, top-line or preliminary data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
Even if we successfully complete necessary preclinical studies and clinical trials, provide evidence of therapeutic equivalence or provide evidence of biosimilarity or interchangeability, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we or our collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.
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
The regulatory climate in the United States for biosimilar versions of biologic and complex protein products remains uncertain, even following the enactment of legislation establishing a regulatory pathway for the approval of biosimilars under the Biologics Price Competition and Innovation Act, or BPCI Act. For example, the FDA has issued a series of draft and final guidance documents on certain matters concerning approval of biosimilars, interchangeable biologics, non-proprietary naming and labeling, as well as quality and scientific considerations. Experience will develop as the number of products and applications increase. The pathway contemplates approval of two categories of follow-on biologic products: (1) biosimilar products, which are highly similar to the existing reference product, notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences from the reference product and (2) interchangeable biologic products, which in addition to being biosimilar can be expected to produce the same clinical result in any given patient without an increase in risk due to switching from the reference product. Only interchangeable biosimilar products would be considered substitutable at the retail pharmacy level without the intervention of a physician. The legislation authorizes but does not require the FDA to establish standards or criteria for determining biosimilarity and interchangeability, and also authorizes the FDA to use its discretion to determine the nature and extent of product characterization, nonclinical testing and clinical testing on a product-by-product basis.
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
Even if we are able to obtain regulatory approval for biosimilar product candidates as interchangeable, state pharmacy boards or agencies may conclude that our products are not substitutable at the pharmacy level for the corresponding reference product. If our generic or biosimilar products are not substitutable at the pharmacy level for the corresponding reference product, this could materially reduce sales of our products and our business would suffer.
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
Similarly, our commercial activities will be subject to comprehensive compliance obligations under state and federal reimbursement, Sunshine Act, anti-kickback and government pricing regulations. If we make false price reports, fail to implement adequate compliance controls or our employees violate the laws and regulations governing relationships with health care providers, we could also be subject to substantial fines and penalties, criminal prosecution and debarment or exclusion from participation in the Medicare, Medicaid, or other government reimbursement programs. Additionally, we may be subject to federal and state health information privacy, security and data breach notification laws, which govern the collection, use, disclosure and protection of health-related and other personal information. State laws may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than federal privacy laws, and state laws may differ from each other, which may complicate compliance efforts.
Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance can also result in significant financial penalties. Similarly, failure to comply with the EU requirements regarding the protection of personal information can also lead to significant penalties and sanctions.
In addition, the FDA’s policies may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs, and to spur innovation. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current administration may impact our business and industry. Namely, the current administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these Executive Orders will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

 Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
We also anticipate that application of the existing and evolving reimbursement regimes to biosimilar products will be somewhat uncertain. In the 2016 Physician Fee Schedule Final Rule, CMS made it clear that the payment amount for a biosimilar is based on the average sales price of all products included within the same billing and payment code. In general, this means that CMS will group biosimilar products that rely on a common reference product’s biologics license application into the same payment calculation, and these products will share a common payment limit and billing code. In the 2018 Physician Fee Schedule Final Rule, CMS reversed course and instead of classifying biosimilars with the same reference product in the same Healthcare Common Procedural System (“HCPCS”) code, CMS will establish a unique code for each biosimilar product; and instead of calculating a single blended payment rate, starting January 1, 2018, CMS calculates a payment rate specific to each biosimilar product. In addition, for qualifying biosimilars, instead of considering only the first biosimilar product for the reference product for OPPS pass-through payment status, each biosimilar is now eligible. It is unclear what effect, if any,

CMS's changes this will have on private payers. Reimbursement uncertainty could adversely impact market acceptance of biosimilar products.
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
Healthcare reform legislation known as the Affordable Care Act that was enacted in 2010 could significantly change the United States health care system and the reimbursement of products. A primary goal of the law is to reduce or limit the growth of health care costs, which could change the market for pharmaceuticals and biological products. The law contains provisions that will affect companies in the pharmaceutical industry and other healthcare-related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include an increase to the mandatory rebates for pharmaceutical products sold into the Medicaid program, an extension of the rebate requirement to pharmaceutical products used in risk-based Medicaid managed care plans, an extension of mandatory discounts for pharmaceutical products sold to certain critical access hospitals, cancer hospitals and other covered entities, and discounts and fees applicable to brand-name pharmaceutical products. Although many of these provisions may not apply directly to us, they may change business practices in our industry and, assuming our products are approved for commercial sale, such changes could adversely impact our profitability.
In 2017, members of Congress and the President sought to repeal and replace the Affordable Care Act, and, while those efforts did not succeed, it is possible that similar efforts will be made in the future. Recently, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. It is uncertain whether regulatory changes to the implementation of the Affordable Care Act will restrict patient access to affordable insurance and impact their access to novel, biosimilar and complex generic products. The full effects of any repeal and replacement of the Affordable Care Act, or regulatory changes to its implementation cannot be known until a new law is implemented through regulations or guidance is issued by the CMS and other federal and state health care agencies. Any legislative or regulatory changes could have a material adverse effect on our business, financial condition and potential profitability. In addition, litigation may prevent some or all of the legislation from taking effect. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. While the Trump Administration and the Centers for Medicare & Medicaid Services have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, will impact the law. In 2019 and beyond, we may face additional uncertainties as a result of likely federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the Affordable Care Act. There is no assurance that the Affordable Care Act, as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
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

Lastly, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for medical products. Individual states in the United States have also become increasingly aggressive active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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

Risks Relating to Competition
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
Brand companies may develop alternative versions of a reference product as part of a life cycle extension strategy, and may obtain approval of the alternative version under a supplemental new drug application, for a drug, or biologics license application, for a biologic. The alternative version may offer patients added benefits such as a more convenient form of administration or dosing regimen. Should the brand company succeed in obtaining an approval of an alternative product, it may capture a significant share of the collective reference product market and significantly reduce the market for the original reference product and thereby the potential size of the market for our generic or biosimilar products. For example, as of the end of 2018, Teva’s three-times-weekly COPAXONE 40 mg/mL and Mylan N.V.’s three-times-weekly generic equivalent product accounted for approximately 84% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. As a result, the market potential for GLATOPA 20 mg/mL has decreased, and may decrease further as additional patients are converted from once-daily COPAXONE or any generic equivalent to three-times-weekly COPAXONE or generic equivalent. In addition, the alternative product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the alternative product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.
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
Current injectable treatments commonly used to treat multiple sclerosis, including COPAXONE, are competing with novel therapeutic products, including oral therapies. These oral therapies may offer patients a more convenient form of administration than COPAXONE and may provide increased efficacies. If the market for the reference product is impacted, we in turn may lose significant market share or market potential for our generic or biosimilar products and product candidates, and the value for our generic or biosimilar pipeline could be negatively impacted. As a result, our business, including our financial results and o ur ability to fund future discovery and development programs, would suffer.

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

Risks Relating to Our Dependence on Third Parties
The 2006 Sandoz Collaboration Agreement is important to our business. If Sandoz AG fails to adequately perform under this collaboration, or if we or Sandoz AG terminate all or a portion of this collaboration, the commercialization of some of our products and product candidates, including GLATOPA 20 mg/mL and GLATOPA 40 mg/mL, would be impacted, delayed or terminated and our business would be adversely affected.
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
The Mylan Collaboration Agreement may be terminated by either party for breach by, or bankruptcy of, the other party; for its convenience; or for certain activities involving competing products or the challenge of certain patents. Other than in the case of a termination for convenience, the terminating party shall have the right to continue the development, manufacture and commercialization of the terminated products in the terminated countries. In the case of a termination for convenience, the other party shall have the right to continue. If a termination occurs, the licenses granted to the non-continuing party for the applicable product will terminate for the terminated country. Subject to certain terms and conditions, the party that has the right to continue the development or commercialization of a given product candidate may retain royalty-bearing licenses to certain intellectual property rights, and rights to certain data, for the continued development and sale of the applicable product in the country or countries for which termination applies. In October 2018, we announced that we would notify Mylan of our intention to discontinue participation in five of our collaboration programs, including M834, a proposed biosimilar to ORENCIA, and will only continue to advance our late-stage biosimilar candidate M710, our proposed biosimilar to EYLEA. We delivered a formal notice of this partial termination to Mylan in November 2018, as provided for in the collaboration agreement.
If the Mylan Collaboration Agreement were terminated and we had the right to continue the development and commercialization of M710, to fully exercise that right, we would need to expand our internal capabilities or enter into another collaboration, which, if we were able to do so, could cause significant delays that could prevent us from commercializing those products. Any alternative collaboration could be on less favorable terms to us. In addition, we may need to seek additional financing to support the development and commercialization of M710, or alternatively we may decide to discontinue M710, which could have a material adverse effect on our business. If the Mylan Collaboration Agreement were terminated with respect to M710 and Mylan had the right to continue the development and commercialization of such product, we would have no influence or input into those activities.
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
Since many of our product candidates are developed under collaborations or licenses with third parties, we do not have sole decision making authority with respect to commercialization or development of those product candidates. We have built relationships and work collaboratively with our third-party collaborators and manufacturers to ensure the success of our development and commercialization efforts. A significant change in the senior management team, a change in the financial condition or a change in the business operations, including a change in control or internal corporate restructuring, of any of our collaboration partners or third-party manufacturers, could result in delayed timelines on our products. In addition, we may have to re-establish working relationships and familiarize new counterparts with our products and business. Any such change may result in the collaboration partner or third party manufacturer internally re-prioritizing our programs or decreasing resources or funding allocated to support our programs. For example, in June 2016, Baxalta Incorporated and Shire announced the completion of a combination of Baxalta Incorporated and Shire, as a result of which Baxalta Incorporated became a wholly-owned subsidiary of Shire. On September 27, 2016, Baxalta gave us twelve months’ prior written notice of the exercise of its right to terminate for its convenience the collaboration agreement with us, and on December 31, 2016, we and Baxalta entered into an Asset Return and Termination Agreement pursuant to which the effective date of the collaboration agreement was December 31, 2016. As a result, there have been changes or delays in the timing of the M923 program in connection with the return of the M923 program to us. Similar changes with respect to any of our other collaborators may negatively impact our business operations.

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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
As of February 5, 2019, pursuant to our sublease agreements, we lease office and laboratory space in Cambridge, Massachusetts:

Property Location	Approximate Square Footage	Use	Lease Expiration Date
320 Bent Street Cambridge, Massachusetts 02141	105,000	Laboratory and Office	02/28/2027
301 Binney Street, Fifth Floor Cambridge, Massachusetts 02142	80,000	Laboratory and Office	06/29/2025
	185,000
Item 3.    LEGAL PROCEEDINGS
GLATOPA 40 mg/mL-Related Proceedings
On September 10, 2014, Teva and Yeda filed a suit against us and Sandoz in the United States District Court for the District of Delaware in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for GLATOPA 40 mg/mL. The suit initially alleged infringement related to two Orange Book-listed patents for COPAXONE 40 mg/mL, and sought declaratory and injunctive relief prohibiting the launch of our product until the last to expire of these patents. In April 2015 and November 2015, Teva and Yeda filed additional suits against us and Sandoz in the United States District Court for the District of Delaware alleging infringement related to additional Orange Book-listed patents for COPAXONE 40 mg/mL, which were consolidated with the initial suit. Teva and Yeda sought declaratory and injunctive relief prohibiting the launch of GLATOPA 40 mg/mL until the expiration of the patents at issue. On January 30, 2017, the District Court found the four patents to be invalid due to obviousness. In February 2017, Teva and Yeda appealed the District Court's January 30, 2017 decision to the U.S. Court of Appeals for the Federal Circuit, or CAFC. On October 12, 2018, the CAFC affirmed the District Court's decision that the four patents were invalid. The time period for appeal by Teva and Yeda has expired so the CAFC decision is binding.
On January 31, 2017, Teva filed a suit against us and Sandoz in the United States District Court for the District of New Jersey alleging infringement related to an additional patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,155,775. On January 31, 2017, Teva voluntarily dismissed us from the New Jersey suit for U.S. Patent No. 9,155,775, maintaining the suit against Sandoz On May 23, 2017, the United States District Court for the District of New Jersey granted our and Sandoz's motion to transfer the suit to the United States District Court for the District of Delaware. Pursuant to the Court's amended schedule a trial is scheduled to commence before the United States District Court for the District of Delaware on May 6, 2019.
On February 2, 2017, we filed a complaint in the United States District Court for the District of Delaware seeking a declaration that U.S. Patent No. 9,155,775 is invalid, not infringed or not enforceable against us. In March 2017, Teva filed a motion, which is currently pending, to stay further proceedings in the Delaware action.

 M834-Related Proceedings
On July 2, 2015, we filed a petition for Inter Partes Review, or IPR, with the Patent Trial and Appeal Board, or PTAB, to challenge the validity of U.S. Patent No. 8,476,239, a patent for ORENCIA owned by Bristol-Myers Squibb, or BMS. The PTAB issued a decision instituting the IPR proceedings in January 2016, and BMS filed for a rehearing by the full PTAB. Oral arguments took place in September 2016. On December 22, 2016, the PTAB issued a decision upholding the validity of the patent. We filed a notice of appeal in the CAFC, on February 22, 2017. The parties have each briefed the CAFC on the question of whether a non-patent owner challenging a patented claim in IPR has constitutional standing to appeal a decision by the PTAB that the challenged patented claim is valid. Oral argument before the CAFC was held on December 5, 2017. On February 7, 2019 the CAFC dismissed our appeal of our IPR for lack of standing. We are in the process of evaluating our options with respect to our IPR.
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
In April 2017, we, Sandoz and Actavis, or the Settling Parties, settled and signed reciprocal releases of all claims, and filed a voluntary stipulation with the District Court, pursuant to which the Settling Parties stipulated and agreed to dismiss with prejudice all claims and counterclaims among the Settling Parties, without fees or costs to any party, and with the Settling Parties waiving any and all right of appeal. The District Court trial was held in July 2017, and the jury verdict found our patent to be infringed, but invalid and unenforceable. In February 2018, the District Court confirmed the jury’s opinion that the patent was infringed but invalid, but narrowed the jury’s recommendation on unenforceability by finding our patent to be unenforceable against only one of the two infringing methods used by Amphastar. On March 20, 2018, the District Court entered its final judgment affirming its February 2018 rulings. On March 27, 2018, we and Sandoz filed a notice of appeal of the final judgment with the CAFC. The appeal has been docketed and briefing was completed on November 19, 2018.On February 20, 2019, we and Sandoz filed with the District Court a motion for relief from judgment with respect to its final judgment. In the event that we are not successful in further appeal or prosecution or settlement of this action against Amphastar, and Amphastar is able to prove it suffered damages as a result of the preliminary injunction, we could be liable for damages for up to $35.0 million of the security bond. We posted $36.1 million as collateral for the security bond and classified the collateral as restricted cash in our consolidated balance sheet. On March 23, 2018, Amphastar filed a motion to enforce liability on the security bond with the District Court. On April 3, 2018, we and Sandoz filed an emergency motion to defer consideration of Amphastar's motion to enforce liability on the security bond pending exhaustion of appeals. On July 16, 2018, the District Court denied Amphastar's motion to enforce liability on the security bond and allowed the Company's and Sandoz' motion to defer consideration. Litigation involves many risks and uncertainties, and there is no assurance that we or Sandoz will prevail in this patent enforcement suit.
On September 17, 2015, Amphastar filed a complaint against us and Sandoz in the United States District Court for the Central District of California. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, we and Sandoz sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal and California anti-trust laws and California unfair business laws. Amphastar is seeking unspecified damages and fees. In December 2015, we and Sandoz filed a motion to dismiss and a motion to transfer the case. In January 2016, the case was transferred to the United States District Court for the District of Massachusetts. In February 2016, Amphastar filed a writ of mandamus with the United States Court of Appeals for the Ninth Circuit requesting that the court reverse and review the District Court’s grant of transfer, and in May 2016, the writ requested by Amphastar was denied. On July 27, 2016, our and Sandoz motion to dismiss was granted by the District Court, and the case was dismissed. On August 25, 2016, Amphastar filed a notice of appeal from the dismissal with the United States Court of Appeals for the First Circuit. Briefing was completed in December 2016, and oral argument was held on February 9, 2017. On March 6, 2017, the United States Court of Appeals for the First Circuit reversed the District Court’s dismissal and remanded the case to the District Court for further proceedings. On April 6, 2017, the District Court held a scheduling conference to provide dates for the remanded case, and on April 20, 2017, we and Sandoz filed our renewed motion to dismiss which was denied by the District Court on March 20, 2018. A trial is scheduled for September 2019. On February

19, 2019, Amphastar filed with the District Court a motion for partial summary judgment on issues previously litigated in the patent action.
On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against us and Sandoz in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic Enoxaparin Sodium Injection. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, we and Sandoz sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and unspecified damages and fees. In December 2015, we and Sandoz filed a motion to dismiss and a motion to transfer the case to the United States District Court for the District of Massachusetts. On March 21, 2017, the United States District Court for the Middle District of Tennessee dismissed NGH’s claim for damages against us and Sandoz, but allowed the case to move forward, in part, for NGH’s claims for injunctive and declaratory relief. In the same opinion, the United States District Court for the Middle District of Tennessee denied our motion to transfer. On June 9, 2017, NGH filed a motion to amend its complaint to add a new named plaintiff, the American Federation of State, County and Municipal Employees District Council 37 Health & Security Plan, or DC37. NGH and DC37 seek to assert claims for damages under the laws of more than 30 different states, on behalf of a putative class of indirect purchasers of Lovenox or generic enoxaparin. On June 30, 2017, we and Sandoz filed a brief opposing the motion to amend the complaint. On December 14, 2017, the District Court granted NGH's motion to amend. In January 2018, we and Sandoz filed three motions to dismiss the amended complaint. On December 6, 2018 the District Court granted one of the motions, granted one in part and denied one. As a result the suit will continue pursuant to the surviving portions of the amended complaint. While the outcome of litigation is inherently uncertain, we believe this suit is without merit, and we intend to vigorously defend ourselves in this litigation.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded publicly on The Nasdaq Global Select Market under the symbol "MNTA."

Quarter ended	High	Low
March 31, 2017	$19.90	$13.05
June 30, 2017	18.65	13.05
September 30, 2017	19.25	14.90
December 31, 2017	18.60	11.85

March 31, 2018	$19.00	$13.40
June 30, 2018	24.90	16.95
September 30, 2018	32.20	20.05
December 31, 2018	26.48	10.10
Holders
On February 11, 2019, the approximate number of holders of record of our common stock was 20.
Dividends
We have never declared or paid any cash dividends on our common stock. We anticipate that, in the foreseeable future, we will continue to retain any earnings for use in the operation of our business and will not pay any cash dividends.
Equity Compensation Plan Information
Information relating to compensation plans under which our equity securities are authorized for issuance is set forth below in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report.

Stock Performance Graph
The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2013 through December 31, 2018, in each of (i) our common stock, (ii) The Nasdaq Composite Index and (iii) The Nasdaq Biotechnology Index (capitalization weighted).
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Momenta Pharmaceuticals, Inc., the Nasdaq Composite Index, and the Nasdaq Biotechnology Index

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/13	12/14	12/15	12/16	12/17	12/18
Momenta Pharmaceuticals, Inc.	100.00	68.10	83.94	85.12	78.90	62.44
Nasdaq Composite	100.00	113.40	119.89	128.89	165.29	158.87
Nasdaq Biotechnology	100.00	134.10	149.42	117.02	141.66	128.45
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
Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data set forth below with respect to our statements of operations and comprehensive loss data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 are derived from our audited financial statements included in this Annual Report on Form 10-K. The statements of operations and comprehensive loss data for the years ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our audited financial statements, which are not included herein. Historical results are not necessarily indicative of future results. See the notes to the consolidated financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found under Item 8 "Financial Statements and Supplementary Data" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.
Momenta Pharmaceuticals, Inc.
Selected Financial Data

	2018	2017	2016	2015	2014
	(in thousands, except per share information)
Statements of Operations and Comprehensive Loss Data:
Collaboration revenues:
Product revenue	$39,684	$66,803	$74,648	$48,503	$19,963
Research and development revenue	35,905	72,079	34,971	41,147	32,287
Total collaboration revenue	75,589	138,882	109,619	89,650	52,250
Operating expenses:
Research and development	124,004	149,226	119,880	126,033	106,482
General and administrative	85,105	82,207	64,466	48,051	45,164
Other operating expense	30,000	—	—	—	—
Restructuring	17,807	—	—	—	—
Total operating expenses	256,916	231,433	184,346	174,084	151,646
Operating loss	(181,327)	(92,551)	(74,727)	(84,434)	(99,396)
Interest income	6,194	4,427	2,226	808	548
Other (expense) income, net	(928)	28	51,498	313	248
Net loss	$(176,061)	$(88,096)	$(21,003)	$(83,313)	$(98,600)

Basic and diluted net loss per share	$(2.26)	$(1.20)	$(0.31)	$(1.32)	$(1.91)

Shares used in calculating basic and diluted net loss per share	77,845	73,136	68,656	63,130	51,664

Comprehensive loss	$(176,008)	$(88,322)	$(20,921)	$(83,293)	$(98,641)

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$248,334	$73,651	$150,738	$61,461	$61,349
Marketable securities	201,077	306,239	202,413	288,583	130,180
Working capital	389,912	322,439	357,324	335,926	181,541
Total assets	531,563	459,431	477,737	421,040	256,216
Deferred revenue	5,690	33,617	38,632	21,983	30,998
Other liabilities	64,865	51,660	67,197	29,081	18,850
Total liabilities	70,555	85,277	105,829	51,064	49,848
Accumulated deficit	(743,826)	(562,254)	(473,375)	(452,372)	(369,059)
Total stockholders' equity	461,008	374,154	371,908	369,976	206,368

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
Prior to 2018, Momenta had the dual focus of developing novel drug candidates and nurturing a portfolio of biosimilar and complex generic products and product candidates. In the beginning of 2018, we engaged in a strategic review of our business and made the decision that shareholder value could be enhanced by shifting our future investments to fully support our promising novel drug portfolio. Following this strategic review, we made the decision in September of 2018 to restructure the company.
We have terminated all future development of any new or early stage biosimilar and complex generic products. We retained our commercial partnership with Sandoz AG, or Sandoz, for our generic versions of COPAXONE and LOVENOX, which are approved products. We believe that Sandoz's sales of GLATOPA, our generic version of COPAXONE, can generate cash flow to help fund our novel pipeline. We have also retained our wholly owned HUMIRA biosimilar, which is fully developed and for which we are ready to submit an application for approval, subject to finalization of our commercialization strategy. In addition, we are developing our EYLEA biosimilar, in collaboration with Mylan Ireland Limited, or Mylan, a wholly-owned indirect subsidiary of Mylan N.V., which is currently in a pivotal clinical trial in patients. We believe both of these programs have the potential to generate revenue in the 2023 time frame to help fund our novel portfolio. Pursuant to our collaboration agreement with Mylan, we have delivered formal notice of our termination of participation in all other biosimilar programs. As a result of this restructuring, we announced in October 2018 that we would reduce our workforce by approximately 50%, which reduction was substantially completed as of the end of 2018.
To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. Although we were profitable in fiscal years 2010 and 2011, since that time we have been incurring operating losses and we expect to incur annual operating losses over the next several years as we advance our drug development portfolio. As of December 31, 2018, we had an accumulated deficit of approximately $743.8 million. We will need to generate significant revenue to return to profitability. We expect that our return to profitability, if at all, will most likely come from the commercialization of the products in our drug development portfolio.
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
Since Sandoz’s launch of GLATOPA 40mg/mL in February 2018, Sandoz has encountered aggressive pricing and contracting tactics from competitors and as a result we expect modest revenues for the product in the future. As of the end of 2018, 40 mg/mL glatiramer acetate injection accounted for approximately 84% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.
Legal proceedings related to GLATOPA 40 mg/mL are described under "Item 3. Legal Proceedings - GLATOPA 40 mg/mL-Related Proceedings."
GLATOPA refers to GLATOPA 20 mg/mL and GLATOPA 40 mg/mL, collectively.
Enoxaparin Sodium Injection—Generic LOVENOX®
Under our amended collaboration agreement with Sandoz, Sandoz is obligated to pay us 50% of contractually defined profits on sales of Enoxaparin Sodium Injection. In July 2018, Sandoz notified its customers and the FDA that it will discontinue supplying Enoxaparin Sodium Injection. Sandoz continues to evaluate alternate acceptable contract manufacturers at a price point that will allow for profitable and competitive sales and may decide to relaunch Enoxaparin Sodium Injection at a later date following regulatory approval. We expect any future revenues from Sandoz' sales of Enoxaparin Sodium Injection, if any, to be minimal.
Legal proceedings related to Enoxaparin Sodium Injection are described under "Item 3. Legal Proceedings - Enoxaparin Sodium Injection-Related Proceedings."
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
On November 6, 2018, we executed global licensing agreements with AbbVie Inc, or AbbVie, with respect to M923, pursuant to which, subject to approval by health regulatory authorities, we may launch M923 in the United States as early as November 20, 2023 and in Europe upon approval by the European Medicines Agency. We are working on our commercialization strategy, including identifying a commercialization partner for this product candidate. We plan to submit a BLA for M923 with the FDA and a MAA in the European Union, subject to finalization of our commercialization strategy. Based on the settlement agreements entered into by AbbVie with respect to biosimilar candidates, we expect that U.S. market formation for biosimilar versions of HUMIRA will likely be in the 2023 time frame, subject to marketing approval, patent considerations and litigation timelines.
M923 was previously developed in collaboration with Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH (collectively, Baxalta). In June 2016, Baxalta became a wholly-owned subsidiary of Shire plc. In September 2016, Baxalta gave us twelve months’ prior written notice of the exercise of its right to terminate for its convenience our collaboration agreement. On December 31, 2016, we and Baxalta entered into an asset return and termination agreement, or the Baxalta Termination Agreement, amending certain termination provisions of the Baxalta Collaboration Agreement and making the termination of the Baxalta Collaboration Agreement effective December 31, 2016. In January 2017, Baxalta paid us a one-time cash payment of $51.2 million, representing the costs Baxalta would have incurred in performing the activities it would have performed under the Baxalta Collaboration Agreement through the original termination effective date.
M710—Biosimilar EYLEA® (aflibercept) Candidate
M710 is being developed in collaboration with Mylan. In August 2018, Mylan initiated dosing of patients in the United States in our pivotal clinical trial. This trial is randomized, double-blind, active-control, multi-center study in patients with diabetic macular edema to compare the safety, efficacy and immunogenicity of M710 with EYLEA. Mylan has also received regulatory approval to dose patients in the European Union. Subject to development, marketing approval and patent considerations, we expect U.S. market formation for biosimilar versions of EYLEA will likely be in the 2023 time frame.
Novel Therapeutics
We believe our novel product candidates could be capable of treating a large number of immune-mediated disorders driven by autoantibodies, immune complexes, and Fc receptor biology.
M281 - Anti-FcRn Candidate
M281 is a fully-human anti-neonatal Fc receptor (FcRn), aglycosylated immunoglobulin G, or IgG1, monoclonal antibody, engineered to reduce circulating IgG antibodies, by completely blocking endogenous IgG recycling via FcRn.
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
In the fourth quarter of 2018, we commenced a Phase 2 proof-of-concept clinical trial for M281 in generalized myasthenia gravis, or gMG, and in hemolytic disease of the fetus and newborn, or HDFN.
M230 (CSL730) - Recombinant Fc Multimer Candidate
M230 is a novel recombinant trivalent human IgG1 Fc multimer containing three IgG Fc regions joined to maximize activity. Nonclinical data have shown that M230 enhances the molecules' avidity and affinity for the Fc receptors matching the potency and efficacy of IVIg at significantly lower doses.
Pursuant to the License and Option Agreement with CSL Behring Recombinant Facility AG (CSL), or the CSL License Agreement, effective February 17, 2017, we granted CSL an exclusive worldwide license to research, develop, manufacture and commercialize M230. On August 28, 2017, we exercised our 50% co-funding option, which is discussed further in Note 9 "Collaboration and License Agreements - CSL License and Option Agreement" to our consolidated financial statements. CSL's Phase I study in healthy volunteers to evaluate safety and tolerability of M230 is ongoing and is targeted for completion in 2019.
M254 - hsIVIg Candidate
M254 is a hypersialylated immunoglobulin designed as a high potency alternative to IVIg, a therapeutic drug product that contains pooled, human immunoglobulin G, or IgG, antibodies purified from blood plasma. IVIg is used to treat several inflammatory diseases, including immune thrombocytopenic purpura (ITP) and chronic inflammatory demyelinating polyneuropathy (CIDP). In nonclinical studies, M254 has been shown to have up to ten times more enhanced anti-inflammatory activity than IVIg in a variety of animal models of autoimmune disease.
We have completed our IND-enabling toxicology study and initiated a Phase 1/2 proof of concept clinical study in healthy volunteers and patients with ITP in early 2019.

Results of Operations
Comparison of Years Ended December 31, 2018, 2017 and 2016
Product revenue includes our contractually defined profits earned on Sandoz’ sales of GLATOPA and Enoxaparin Sodium Injection.
The following data summarizes our collaboration revenues for the periods indicated, in thousands:

	2018	2017	2016
Collaboration revenue:
Product revenue	$39,684	$66,803	$74,648
Research and development revenue	35,905	72,079	34,971
Total collaboration revenue	$75,589	$138,882	$109,619
Product Revenue
GLATOPA
Sandoz commenced sales of GLATOPA 20 mg/mL in the United States in June 2015 and GLATOPA 40 mg/mL in February 2018. We earn 50% of contractually defined profits on Sandoz’ sales of GLATOPA. Pursuant to the letter agreement dated October 4, 2017 between Sandoz and us, we agreed to reduce our 50% contractual profit share commencing in the first quarter of 2018 by up to an aggregate of approximately $9.8 million, representing 50% of potential GLATOPA 40 mg/mL pre-launch inventory costs.
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
Since Sandoz’s launch of Glatopa 40mg/mL in February 2018, Sandoz has encountered aggressive pricing and contracting tactics from competitors and as a result we expect modest sales for the product in the future. As of the end of 2018, 40 mg/mL glatiramer acetate injection accounted for approximately 84% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.
2018 vs 2017
The decrease in product revenue of $27.1 million, or 41%, from 2017 to 2018 was primarily due to lower net sales of GLATOPA driven by Mylan N.V.'s entry into the COPAXONE market in October 2017 and a $9.8 million decrease in product revenue in the first quarter of 2018 for our 50% share of GLATOPA 40 mg/mL inventory written off by Sandoz. Offsetting these decreases in product revenue in 2018, was the $10.0 million commercial milestone, included in research and development revenue, for which Sandoz was entitled to reduce contractual net profit by a corresponding amount, which reduced our product revenue by $5.0 million in 2017.
2017 vs 2016
The decrease in product revenue of $7.8 million, or 11%, from 2016 to 2017 was primarily due to lower net sales from price adjustments relating to Mylan N.V.'s entry into the COPAXONE market and higher Medicaid deductions as well as the $10.0 million commercial milestone, included in research and development revenue, earned on July 1, 2017, for which Sandoz was entitled to reduce contractual net profit by a corresponding amount, which reduced our product revenue by $5.0 million in 2017.
Enoxaparin Sodium Injection—Generic LOVENOX®
Effective April 1, 2015, we began to earn 50% of contractually defined profits on Sandoz' sales of Enoxaparin Sodium Injection. A portion of Enoxaparin Sodium Injection development expenses and certain legal expenses, which in the aggregate have exceeded a specified amount, are offset against profit-sharing amounts, royalties and milestone payments.
Due to increased generic competition and resulting decreased market pricing for generic enoxaparin sodium injection products, profit on sales of Enoxaparin Sodium Injection in the periods presented were immaterial. In July 2018, Sandoz notified its customers and the FDA that it would discontinue production of Enoxaparin Sodium Injection. Sandoz continues to evaluate alternate acceptable contract manufacturers at a price point that will allow for profitable and competitive sales and may decide to relaunch Enoxaparin Sodium Injection at a later date following regulatory approval.We expect any future revenues from Sandoz' sales of Enoxaparin Sodium Injection, if any, to be minimal.

Research and Development Revenue
Research and development revenue generally consists of amounts earned by us under our collaborations for technical development, regulatory and commercial milestones, reimbursement of research and development services and reimbursement of development costs under our collaborative arrangements, and recognition of upfront arrangement consideration.
We expect to recognize revenue from the remaining balance of $5.7 million from Mylan's $45 million upfront payment on a quarterly basis in an amount commensurate with our progress towards meeting performance obligations with respect to M710 under the Mylan Collaboration Arrangement.
2018 vs 2017
The decrease in research and development revenue of $36.2 million, or 50%, from the 2017 period to the 2018 period was primarily due to the $50.0 million upfront payment from CSL and the $10.0 million commercial milestone from Sandoz, both recognized in 2017, that were non-recurring in 2018. The Sandoz commercial milestone payment was earned in July 2017 in connection with GLATOPA being the sole FDA-approved generic of COPAXONE and achieving a certain level of contractually defined profits in the United States. The decrease in research and development revenue from 2017 to 2018 was were partially offset by an increase in revenue recognized of $28.4 million in 2018 from Mylan's $45 million upfront payment due to the partial termination of the Mylan Collaboration Agreement and the resulting determination that certain performance obligations under the agreement have been partially satisfied. Additional details concerning the accounting for the Mylan Collaboration Agreement is contained in Note 9, "Collaboration and License Agreements" included in the consolidated financial statements.
2017 vs 2016
The increase in research and development revenue of $37.1 million, or 106%, from 2016 to 2017 was primarily due to the $50.0 million upfront payment from CSL and the $10.0 million commercial milestone from Sandoz recognized in 2017. The increase was partially offset by a decrease of $22.0 million due to the recognition of the remaining balance of upfront and license payments from Baxalta in 2016, which was non-recurring in 2017.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands:

							Dollar Change
	2018	% of Total Operating Expenses	2017	% of Total Operating Expenses	2016	% of Total Operating Expenses	2018 compared to 2017	2017 compared to 2016
Operating expenses:
Research and development	$124,004	48%	$149,226	64%	$119,880	65%	$(25,222)	$29,346
General and administrative	85,105	33%	82,207	36%	64,466	35%	2,898	17,741
Other operating expense	30,000	12%	—	—%	—	—%	30,000	—
Restructuring	17,807	7%	—	—%	—	—%	17,807	—
Total operating expenses	$256,916	100%	$231,433	100%	$184,346	100%	$25,483	$47,087
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
The following table sets forth the primary components of our research and development external expenditures, including the amortization of our intangible assets, for each of our principal development programs for the years ended December 31, 2018, 2017 and 2016. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of December 31, 2018	Year Ended December 31,
		2018	2017	2016
External Costs Incurred by Product Area:
Novel Therapeutics	Various (1)	$39,461	$15,557	$30,501
Biosimilars	Various (2)	9,709	53,186	8,069
Complex Generics	(3)	826	3,724	2,603
Internal Costs		74,008	76,759	78,707
Total Research and Development Expenses		$124,004	$149,226	$119,880

_______________________________________

(1)
Our novel therapeutic programs include M281, for which we commenced two proof of concept clinical trials in the fourth quarter of 2018; M230, for which our licensee's, CSL's, Phase I study in healthy volunteers to evaluate safety and tolerability of M230 is ongoing and is targeted for completion in 2019; M254, for which we have completed our IND-enabling toxicology study and have initiated a Phase 1/2 clinical study in early 2019; as well as other discovery and nonclinical stage programs.

(2)
Biosimilars are M923, a biosimilar candidate of HUMIRA® (adalimumab), and M710, a biosimilar candidate of EYLEA® (aflibercept). We intend to submit a biologics license application for M923 with the FDA, subject to market formation and our finalization of our commercialization strategy. For M710, Mylan initiated a pivotal clinical trial in patients in the United States in August 2018. In November 2018, we provided notice to Mylan terminating our participation in the development of our biosimilar programs other than M710.

(3)
Includes external costs for GLATOPA and Enoxaparin Sodium Injection. In July 2010, the first ANDA for Enoxaparin Sodium Injection was approved by the FDA, and Sandoz launched the product. In April 2015, the FDA approved the ANDA for once-daily GLATOPA 20 mg/mL. Sandoz launched GLATOPA 20 mg/mL in June 2015. In February 2018, the FDA approved the ANDA for three-times-weekly GLATOPA 40 mg/mL, and Sandoz launched the product. For more information on GLATOPA 40 mg/mL, see "-Overview-Complex Generics-GLATOPA® 40 mg/mL-Generic Three-times-weekly COPAXONE® (glatiramer acetate injection) 40 mg/mL."

2018 vs 2017
External costs of our novel therapeutic programs increased by $23.9 million, or 154%, from the 2017 period to the 2018 period, primarily driven by clinical trial activity for M230, M254 and M281 that is more fully described in note 3 in the above table. External expenditures for our biosimilars programs decreased by $43.5 million, or 82%, from the 2017 period to the 2018 period, which was primarily due to decreased spending on M923 of $35.9 million as we had substantially completed development in 2017 in preparation for the filing of the biologic license application with the FDA. External expenditures for complex generics decreased by $2.9 million, or 78%, from the 2017 period to the 2018 period as support for Sandoz' GLATOPA 40 mg/mL ANDA filing in 2017 was non-recurring for 2018. Internal costs decreased by $2.8 million, or 4% from the 2017 period to the 2018 period primarily due to decreased personnel costs due in part to the workforce reduction announced in October 2018.
2017 vs 2016
External costs of our novel therapeutic programs decreased by $14.9 million, or 49%, from the 2016 period to the 2017 period, primarily driven by a $8.4 million reduction in spend on our necuparanib program, which we discontinued in August 2016, and a $5.4 million reduction in spend on M230 as, beginning in August 2017, these costs are shared with CSL. External expenditures for our biosimilars programs increased by $45.1 million, or 559%, from the 2016 period to the 2017 period, primarily due to increased spend on M923 of $37.9 million as we assumed responsibility for the development and commercialization of that program effective December 31, 2016. External expenditures for complex generics increased by $1.1 million, or 43%, from the 2016 period to the 2017 period as we continued to support our GLATOPA 40 mg/mL ANDA filing. Internal costs decreased by $1.9 million, or 2%, from the 2016 period to the 2017 period primarily due to the reversal of share-based compensation expense associated with performance-based stock awards that were no longer probable of vesting.
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

2018 vs 2017
The increase of $2.9 million, or 4%, from the 2017 period to the 2018 period was driven by the net of increased rent expense of $3.3 million related to occupancy of new premises, corporate costs of $3.0 million related to our strategic review and depreciation of $3.0 million as we evaluate estimates of the useful lives of depreciable assets. The increases were partially offset by decreases of $4.6 million in legal costs relating to our ongoing litigation and personnel salaries of $2.1 million due in part to the recent workforce reduction.
2017 vs 2016
The increase of $17.7 million, or 27%, from the 2016 period to the 2017 period was driven by $15.5 million of increased legal costs primarily relating to our ongoing litigation and $2.8 million in rent and maintenance of facilities, partially offset by a $0.7 million decrease in other professional fees, driven mainly by consulting fees.
Other Operating Expense
We recorded an expense of $30.0 million in 2018 in connection with the renegotiation with Human Genome Sciences, Inc., or GSK, of certain contractual obligations under a manufacturing services agreement. On August 15, 2018, we paid GSK $15.0 million and an additional $15.0 million is due by July 1, 2019.
Restructuring
Restructuring charges consist of severance, bonus, share-based compensation, and impairment of equipment associated with our workforce reduction. See to Note 14 "Restructuring" in our consolidated financial statements for further discussion.
Interest Income
Interest income was $6.2 million, $4.4 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The increases from 2017 to 2018 and from 2016 to 2017 were due to higher invested balances arising from financing activities and the benefit of higher market yields on our investments.
Other Income, Net
Other income, net includes other items of non-operating income and expense. The 2016 period includes a one-time cash receipt of $51.2 million in connection with the termination of the Baxalta Collaboration Agreement.
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
In December 2018, we sold an aggregate of 20.0 million shares of common stock through an underwritten public offering at a price to the public of $11.50 per share. As a result of the offering, which includes the exercise in full of the underwriter’s option to purchase additional shares of common stock, we received aggregate net proceeds of approximately $217.8 million, after deducting underwriting discounts and commissions and other offering expenses.
Liquidity and Capital Resources
At December 31, 2018, we had $449.4 million in cash, cash equivalents and marketable securities. In addition, we also held $37.9 million in restricted cash, of which $36.1 million serves as collateral for a security bond posted in the litigation against Amphastar. Our funds at December 31, 2018 were primarily invested in commercial paper, overnight repurchase agreements, asset-backed securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining average maturities of 12 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant market risk at December 31, 2018.

We have funded our operations primarily through the sale of equity securities and payments received under our collaboration and license agreements, including our share of profits from Sandoz’ sales of Enoxaparin Sodium Injection and GLATOPA. Since our inception through December 31, 2018, we have received $920 million through private and public issuances of equity securities. As of December 31, 2018, we received $469 million in revenues from sales of Enoxaparin Sodium Injection and milestones, and $255 million in revenues from sales of GLATOPA and milestones. We received $139 million under our collaboration with Baxalta, including a one-time cash payment of $51.2 million in connection with the termination of the Baxalta Collaboration Agreement. In addition, we received a $45.0 million upfront payment from Mylan as well as $60.0 million in milestone payments from Mylan which are applied towards Mylan 50% share of development-related collaboration costs. Finally, in February 2017, we received a $50.0 million upfront payment from CSL under the CSL License and Option Agreement.
We expect to fund our planned operating and expenditure requirements through a combination of current cash, cash equivalents and marketable securities; equity financings; and milestone payments and product revenues under existing collaboration agreements. We may also seek funding from new collaborations and strategic alliances, debt financings and other financial arrangements. Future funding transactions may or may not be similar to our prior funding transactions. There can be no assurance that future funding transactions will be available on favorable terms, or at all. We currently believe that our current capital resources and projected milestone payments and product revenues will be sufficient to meet our operating requirements through at least the end of 2020.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash (used in) provided by operating activities	$(155,590)	$(29,085)	$8,989
Net cash provided by (used in) investing activities	$98,081	$(121,079)	$80,048
Net cash provided by financing activities	$247,058	$74,348	$1,341
Net increase (decrease) in cash and cash equivalents	$189,549	$(75,816)	$90,378
Cash (used in) provided by operating activities
The cash used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.
Cash used in operating activities was $155.6 million for the year ended December 31, 2018 reflecting a net loss of $176.1 million, which was partially offset by non-cash charges of $9.9 million for depreciation of property and equipment, $1.2 million amortization of intangible assets, $21.2 million in share-based compensation, $33.4 million for research and development revenue associated with the Mylan Collaboration Arrangement and $0.4 million for amortization of purchased premiums on our marketable securities. The net change in our operating assets and liabilities provided cash of $15.5 million and is primarily due to the remaining $15.0 million amount due to GSK under our manufacturing services agreement entered into in 2018.
Cash used in operating activities was $29.1 million for the year ended December 31, 2017 reflecting a net loss of $88.1 million, which was partially offset by non-cash charges of $9.2 million for depreciation and amortization of property, equipment and intangible assets, $16.1 million in share-based compensation and $0.2 million for amortization of purchased premiums on our marketable securities. The net change in our operating assets and liabilities provided cash of $32.2 million and is primarily due to a one-time cash payment of $51.2 million in connection with the termination of the Baxalta Collaboration Agreement, which was included in collaboration receivable at December 31, 2016, and reimbursement of tenant improvements by our landlord of $4.1 million, partially offset by the recovery of $24.7 million from Mylan for its 50% share of development-related collaboration expenses under the cost-sharing provisions of the Mylan Collaboration Agreement.
Cash provided by operating activities was $9.0 million for the year ended December 31, 2016 reflecting a net loss of $21.0 million, which was partially offset by non-cash charges of $9.1 million for depreciation and amortization of property, equipment and intangible assets, $18.3 million for share-based compensation and $0.6 million for amortization of purchased premiums on our marketable securities. The net change in our operating assets and liabilities provided cash of $0.9 million, primarily due to: a $51.2 million receivable due from Baxalta in connection with the termination of the collaboration agreement; the collection of $2.1 million in contractual profit on Sandoz' fourth quarter 2015 sales of Enoxaparin Sodium Injection; the receipt of $60.0 million in milestone payments from Mylan where $27.1 million was used to fund Mylan's 50% share of development-related 2016 collaboration expenses and $32.9 million will be applied towards the funding of Mylan's 50% share of future development-related collaboration expenses; and the receipt of a $45.0 million upfront payment from

Mylan of which $6.4 million was recorded as research and development revenue in 2016. In addition, in 2016 we recorded research and development revenue of $22.0 million representing the remaining unamortized balance of the $40.0 million upfront and license payments from Baxalta.
Cash provided (used in) by investing activities
Cash provided by investing activities of $98.1 million for the year ended December 31, 2018 includes cash inflows of $308.2 million from maturities of marketable securities and proceeds from the sale of assets of $1.4 million, partially offset by cash outflows of $202.5 million for purchases of marketable securities and $9.0 million for capital equipment and leasehold improvements.
Cash used in investing activities of $121.1 million for the year ended December 31, 2017 includes cash outflows of $524.9 million for purchases of marketable securities and $17.1 million for capital equipment and leasehold improvements, partially offset by cash inflows of $420.7 million from maturities of marketable securities and proceeds from the sale of assets of $0.3 million.
Cash provided by investing activities of $80.0 million for the year ended December 31, 2016 includes cash inflows of $445.7 million from maturities of marketable securities, partially offset by cash outflows of $360.0 million for purchases of marketable securities and $5.6 million for capital equipment and leasehold improvements.
Cash provided by financing activities
Cash provided by financing activities of $247.1 million for the year ended December 31, 2018 includes $217.8 million of net proceeds from shares sold in our public offering of common stock and $29.3 million from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.
Cash provided by financing activities of $74.3 million for the year ended December 31, 2017 includes $64.1 million net proceeds from our issuance of common stock under the 2015 ATM facility and $10.3 million from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.
Cash provided by financing activities of $1.3 million for the year ended December 31, 2016 includes $2.4 million from stock option exercises and purchases of our common stock through our employee stock purchase plan, partially offset by $1.1 million of cash paid to tax authorities in connection with the vesting of performance-based restricted stock.
Contractual Obligations
Our major outstanding contractual obligations relate to operating lease obligations as well as license maintenance obligations including royalties payable to third parties.
The following table summarizes our contractual obligations at December 31, 2018 (in thousands):

Contractual Obligations	Total	2019	2020 through 2021	2022 through 2023	After 2023
License maintenance obligations	$1,163	$233	$465	$465	*
Operating lease obligations	125,096	15,418	32,138	33,427	$44,113
Purchase obligations**	50,820	—	22,500	28,320	—
Total contractual obligations	$177,079	$15,651	$55,103	$62,212	$44,113
_______________________________________

*	After 2023, the annual obligations, which extend through the life of the patents are approximately $0.2 million per year.

**	Reflects minimum purchase obligations under a manufacturing services agreement with GSK.
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

Share-Based Compensation
For performance-based restricted stock and restricted unit awards, at each reporting period we assess the probability that the performance condition(s) will be achieved. We use the accelerated attribution method to expense the awards over the implicit service period based on the probability of achieving the performance conditions. We estimate an award's implicit service period based on our best estimate of the period over which an award's vesting condition(s) will be achieved. We review and evaluate these estimates on a quarterly basis and will recognize any remaining unrecognized compensation as of the date of an estimate revision over the revised remaining implicit service period.
New Accounting Standards
Please see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements, for a discussion of new accounting standards. The notes to our consolidated financial statements are contained in Part II, Item 8 of this Annual Report on Form 10-K.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2018, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors of Momenta Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Momenta Pharmaceuticals, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606)
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.
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
/s/ Ernst & Young LLP
We have served as the Company‘s auditor since 2002.

Boston, Massachusetts
February 22, 2019

MOMENTA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$248,334	$73,651
Marketable securities	174,076	269,017
Collaboration receivable	11,371	15,048
Prepaid expenses and other current assets	6,318	6,798
Assets held-for-sale	1,324	—
Restricted cash	—	2,412
Total current assets	441,423	366,926
Marketable securities, long-term	27,001	37,222
Property and equipment, net	20,944	29,916
Restricted cash	37,898	20,620
Intangible assets, net	2,883	4,036
Other long-term assets	1,414	711
Total assets	$531,563	$459,431
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,352	$11,456
Accrued expenses	14,060	20,528
Accrued restructuring	3,235	—
Collaboration liabilities	4,721	9,258
Deferred revenue	3,916	2,866
Other current liabilities	16,227	379
Total current liabilities	51,511	44,487
Deferred revenue, net of current portion	1,774	30,751
Other long-term liabilities	17,270	10,039
Total liabilities	70,555	85,277
Commitments and contingencies (Note 15)
Stockholders' Equity:
Common stock, $0.0001 par value per share; 100,000 shares authorized, 98,694 shares issued and 98,464 shares outstanding at December 31, 2018 and 76,584 shares issued and 76,355 shares outstanding at December 31, 2017	10	8
Additional paid-in capital	1,208,025	939,654
Accumulated other comprehensive loss	(87)	(140)
Accumulated deficit	(743,826)	(562,254)
Treasury stock, at cost, 229 shares	(3,114)	(3,114)
Total stockholders' equity	461,008	374,154
Total liabilities and stockholders' equity	$531,563	$459,431
The accompanying notes are an integral part of these consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Collaboration revenues:
Product revenue	$39,684	$66,803	$74,648
Research and development revenue	35,905	72,079	34,971
Total collaboration revenue	75,589	138,882	109,619
Operating expenses:
Research and development	124,004	149,226	119,880
General and administrative	85,105	82,207	64,466
Other operating expense	30,000	—	—
Restructuring	17,807	—	—
Total operating expenses	256,916	231,433	184,346
Operating loss	(181,327)	(92,551)	(74,727)
Other income (expense):
Interest income	6,194	4,427	2,226
Other income (expense), net	(928)	28	51,498
Total other income	5,266	4,455	53,724
Net loss	$(176,061)	$(88,096)	$(21,003)
Net loss per share:
Basic and diluted	$(2.26)	$(1.20)	$(0.31)
Weighted average shares outstanding:
Basic and diluted	77,845	73,136	68,656

Comprehensive loss:
Net loss	$(176,061)	$(88,096)	$(21,003)
Net unrealized holding gains (losses) on available-for-sale marketable securities	53	(226)	82
Comprehensive loss	$(176,008)	$(88,322)	$(20,921)
The accompanying notes are an integral part of these consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock					Treasury Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity
Balances at December 31, 2015	69,077	$7	$824,385	$4	$(452,372)	(119)	$(2,048)	$369,976
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	211	—	2,407	—	—	—	—	2,407
Common shares issued to Parivid to settle milestone payment	266	—	3,190	—	—	—	—	3,190
Repurchase of common stock pursuant to share surrender	—	—	—	—	—	(110)	(1,066)	(1,066)
Issuance of restricted stock	2,081	—	—	—	—	—	—	—
Cancellation/forfeiture of restricted stock	(330)	—	—	—	—	—	—	—
Share-based compensation expense for employees	—	—	18,142	—	—	—	—	18,142
Share-based compensation expense for non-employees	—	—	180	—	—	—	—	180
Unrealized gain on marketable securities	—	—	—	82	—	—	—	82
Net loss	—	—	—		(21,003)	—	—	(21,003)
Balances at December 31, 2016	71,305	$7	$848,304	$86	$(473,375)	(229)	$(3,114)	$371,908
Impact of adopting ASU 2016-09	—	—	783	—	(783)			—
Net proceeds from issuance of common stock pursuant to the ATM facilities	4,537	1	64,089	—	—	—	—	64,090
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	903	—	10,351	—	—	—	—	10,351
Issuance of restricted stock	145	—	—	—	—	—	—	—
Cancellation/forfeiture of restricted stock	(306)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	16,127	—	—	—	—	16,127
Unrealized loss on marketable securities	—	—	—	(226)	—	—	—	(226)
Net loss	—	—	—	—	(88,096)	—	—	(88,096)
Balances at December 31, 2017	76,584	$8	$939,654	$(140)	$(562,254)	(229)	$(3,114)	$374,154
Impact of adopting ASC 606	—	—	—	—	(5,511)	—	—	(5,511)
Net proceeds from issuance of common stock	20,000	2	217,784	—	—	—	—	217,786
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	2,080	—	29,365	—	—	—	—	29,365
Issuance of restricted stock	445	—	—	—	—	—	—	—
Cancellation/forfeiture of restricted stock	(414)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	21,222	—	—	—	—	21,222
Unrealized gain on marketable securities	—	—	—	53	—	—	—	53
Net loss	—	—	—	—	(176,061)	—	—	(176,061)
Balances at December 31, 2018	98,695	$10	$1,208,025	$(87)	$(743,826)	(229)	$(3,114)	$461,008
The accompanying notes are an integral part of these consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net loss	$(176,061)	$(88,096)	$(21,003)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	9,917	8,023	7,593
Impairment of equipment	3,608	—	—
Share-based compensation expense	21,222	16,127	18,322
Amortization of premium on investments	(438)	167	595
Amortization of intangibles	1,153	1,153	1,529
Loss on disposal of assets	510	61	—
Changes in operating assets and liabilities:
Collaboration receivable	3,677	55,194	(49,057)
Prepaid expenses and other current assets	573	(2,098)	(1,128)
Other long-term assets	(703)	1,229	(1,692)
Accounts payable	(1,158)	7,446	(1,032)
Accrued expenses	(6,229)	(6,253)	2,043
Accrued restructuring	3,235	—	—
Collaboration liabilities	(4,537)	(23,637)	32,895
Deferred revenue	(33,438)	(5,015)	16,649
Lease incentive	5,860	4,051	—
Other current liabilities	15,182	(66)	(449)
Other long-term liabilities	2,037	2,629	3,724
Net cash (used in) provided by operating activities	(155,590)	(29,085)	8,989
Cash Flows from Investing Activities:
Purchases of property and equipment	(9,019)	(17,127)	(5,609)
Proceeds from disposal of equipment	1,447	267	—
Purchases of marketable securities	(202,525)	(524,888)	(360,008)
Proceeds from maturities of marketable securities	308,178	420,669	445,665
Net cash provided by (used in) investing activities	98,081	(121,079)	80,048
Cash Flows from Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	217,786	—	—
Net proceeds from issuance of common stock under ATM facility	—	64,090	—
Proceeds from issuance of common stock under stock plans	29,272	10,258	2,407
Repurchase of common stock pursuant to share surrender	—	—	(1,066)
Net cash provided by financing activities	247,058	74,348	1,341
Net increase (decrease) in cash, cash equivalents and restricted cash	189,549	(75,816)	90,378
Cash, cash equivalents, and restricted cash, beginning of period	96,683	172,499	82,121
Cash, cash equivalents, and restricted cash, end of period	$286,232	$96,683	$172,499

Non-Cash Activities:
Common shares issued to Parivid to settle milestone payment	$—	$—	$3,190
Purchases of property and equipment included in accounts payable and accrued expenses	$43	$1,228	$935
Receivable due from stock option exercises	$—	$93	$—
Impact of adopting ASU 2016-09	$—	$783	$—
Impact of adopting ASC 606	$5,511	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Business Overview
Momenta Pharmaceuticals, Inc., referred to as Momenta or the Company, was incorporated in the state of Delaware in May 2001 and began operations in early 2002. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company focused on developing novel therapeutics for autoimmune diseases and other legacy products including complex generics and biosimilars. The Company presently derives all of its revenue from its collaborations.
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
As more fully discussed in Note 9, "Collaboration and License Agreements", only the arrangement with Mylan Ireland Limited, or Mylan, a wholly owned indirect subsidiary of Myland N.V., was determined to have unsatisfied performance obligations as of the adoption date for which the pattern of revenue recognition would change. All other agreements were unaffected by the adoption of Topic 606 in all periods presented in the consolidated financial statements through application of the modified retrospective transition method. As a result of adopting Topic 606, the Company recorded a $5.5 million cumulative transition adjustment to the opening balance of accumulated deficit on January 1, 2018 to reflect the use of a proportional performance method using costs incurred as an input measure of progress in satisfying performance obligations under the Mylan collaboration. The Company previously applied a straight-line method of recognition through the expected date of the Food and Drug Administration's, or FDA, approval for each product candidate.
The tables below include the amount by which each financial statement line item was affected as a result of applying or analogizing (with respect to the Company’s collaboration agreements) to Topic 606 as compared to the previous accounting policy. The amounts in the tables below are in thousands.
Condensed Consolidated Statement of Operations and Comprehensive Loss

	For the Year Ended December 31, 2018
	Topic 606	Topic 605	Change
Research and development revenue	$35,905	$27,457	$8,448
Loss from operations	$181,327	$189,775	$(8,448)
Net loss	$176,061	$184,509	$(8,448)
Comprehensive loss	$176,008	$184,456	$(8,448)
Condensed Consolidated Balance Sheet

	Balance as of December 31, 2018
	Topic 606	Topic 605	Change
Deferred revenue, current	$3,916	$6,186	$(2,270)
Deferred revenue, non-current	$1,774	$2,442	$(668)
Accumulated deficit	$743,826	$746,764	$(2,938)
Condensed Consolidated Statement of Cash Flows

	For the Year Ended December 31, 2018
	Topic 606	Topic 605	Change
Net loss	$176,061	$184,509	$(8,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	$33,438	$24,990	$8,448

Collaboration Receivable
Collaboration receivable includes:

•	Amounts due to the Company for its contractual profit share on Sandoz Inc.’s, or Sandoz', and sales of GLATOPA;

•	Amounts due to the Company for reimbursement of research and development services and certain external costs primarily under the collaborations with Sandoz; and

•
Amounts due from Mylan for its 50% share of certain collaboration expenses under the cost-sharing provisions of the agreement with Mylan, as described in Note 9, "Collaboration and License Agreements", that are not funded through the continuation payments.

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

•	Net payable to CSL Behring Recombinant AG, or CSL, for the Company's 50% share of collaboration expenses under the cost-sharing provisions of the agreement with CSL.
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
The Company invests its excess cash balances in short-term and long-term marketable debt securities. The Company classifies its investments in marketable debt securities as available-for-sale based on facts and circumstances present at the time it purchased the securities. Purchased premiums or discounts on marketable debt securities are amortized to interest income through the stated maturities of the debt securities. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses are determined using the specific identification method and are included in interest income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company reviewed its investments with unrealized losses and concluded that no other-than-temporary impairment existed at December 31, 2018 as it has the ability and intent to hold these investments to maturity and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company did not record any impairment charges related to its marketable securities during the years ended December 31, 2018, 2017 and 2016. Realized gains or losses on marketable securities for each of the years ended December 31, 2018, 2017, and 2016 were immaterial. The Company's marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. The Company's cash equivalents are primarily composed of money market funds and repurchase agreements carried at fair value, which approximates cost at December 31, 2018 and 2017.
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
The Company's financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by its pricing services as of December 31, 2018 and December 31, 2017.
Concentration of Credit Risk
The Company's primary exposure to credit risk is derived from its cash, cash equivalents, marketable securities and collaboration receivable.

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
Assets Held-for-Sale
The Company classifies assets as held-for-sale when the following conditions are met: (1) management has committed to a plan to sell, (2) the assets are available for immediate sale in their present condition, (3) the Company has initiated an active program to identify a buyer, (4) it is probable that a sale will occur within one year, (5) the assets are actively marketed for sale at a reasonable price in relation to their current fair value, and (6) there is a low likelihood of significant changes to the plan or that the plan will be withdrawn. If all of the criteria are met as of the balance sheet date, the assets are presented separately in the balance sheet as held-for-sale at the lower of the carrying amount or fair value less costs to sell. The assets are then no longer depreciated or amortized while classified as held-for-sale.
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
For performance-based restricted stock and restricted stock units, at each reporting period the Company assesses the probability that the performance condition(s) will be achieved. The Company uses the accelerated attribution method to expense the awards over the implicit service period based on the probability of achieving the performance conditions. The Company estimates the implicit service period based on its best estimate of the period over which an award's vesting condition(s) will be achieved. The Company reviews and evaluates these estimates on a quarterly basis and will recognize any remaining unrecognized compensation expense as of the date of an estimate revision over the revised remaining implicit service period.
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
The Company recognizes uncertain income tax positions that are more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had accrued no amounts for interest and penalties in the Company's consolidated balance sheets at December 31, 2018 and 2017.
The Company files income tax returns in the United States federal jurisdiction and multiple state jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination for years before 2015, except to the extent that in the future it utilizes net operating losses or tax credit carry forwards that originated before 2015. As of December 31, 2018, the Company was not under examination by the Internal Revenue Service or other jurisdictions for any tax years.
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
Momenta is a biotechnology company focused on discovering and developing novel therapeutics and its legacy products, which include complex generics and biosimilars. The product areas correspond with their respective regulatory pathways. However, the Company's portfolio has similar development risk and market characteristics. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information with respect to these product areas. Accordingly, the Company views its business as one reportable operating segment—the discovery, development and commercialization of pharmaceutical products.

Accounting Pronouncements Adopted
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, or ASU 2016-18. The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The retrospective adoption of ASU 2016-18 resulted in $23.0 million and $21.7 million of restricted cash being included in cash, cash equivalents and restricted cash balances on the statement of cash flows for the period ended December 31, 2017 and 2016, respectively. The Company includes the necessary reconciliation in Note 4, "Cash, Cash Equivalents, and Marketable Securities".
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that the Company adopts as of the specified effective date.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, which provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new lease requirements at the adoption date, not the earliest period presented, and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected this transition method at the adoption date of January 1, 2019. The Company has also elected a package of practical expedients, under which an entity need not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases. The Company is in the process of finalizing the impact of adoption.
In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new standard largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of ASC 718 to apply to nonemployee share-based transactions, as long as the transaction is not effectively a form of financing. The new guidance became effective for the Company on January 1, 2019. The Company does not believe the guidance will have a material impact on its financial statements.
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
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The amendment clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. The amendment also adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. Lastly, the amendment requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating these clarifications in the accounting and presentation for its collaborative arrangements within the scope of Topic 808.

3. Fair Value Measurements
The tables below present information about the Company's assets that are regularly measured and carried at fair value on a recurring basis at December 31, 2018 and 2017, and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2, Summary of Significant Accounting Policies.
Financial assets measured at fair value on a recurring basis at December 31, 2018 and 2017 are summarized as follows (in thousands):

Description	Balance as of December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$119,955	$119,955	$—	$—
Marketable securities:
U.S. government-sponsored enterprise securities	12,424	—	12,424	—
Corporate debt securities	129,308	—	129,308	—
Certificates of deposit	3,003	—	3,003	—
Commercial paper obligations	30,935	—	30,935	—
Asset-backed securities	25,407	—	25,407	—
Total	$321,032	$119,955	$201,077	$—

Description	Balance as of December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$49,204	$49,204	$—	$—
Overnight repurchase agreements	11,250	—	11,250	—
Marketable securities:
U.S. government-sponsored enterprise securities	18,181	—	18,181	—
Corporate debt securities	148,874	—	148,874	—
Certificates of deposit	7,794	—	7,794	—
Commercial paper obligations	108,630	—	108,630	—
Asset-backed securities	22,760	—	22,760	—
Total	$366,693	$49,204	$317,489	$—
There have been no impairments of the Company’s assets measured and carried at fair value during the years ended December 31, 2018 and 2017. In addition, there were no changes in valuation techniques or transfers between Level 1 and Level 2 financial assets during the years ended December 31, 2018 and 2017. The fair value of Level 2 instruments classified as marketable securities was determined through third party pricing services. The carrying amounts reflected in the Company’s consolidated balance sheets for cash, collaboration receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. Other than assets held-for-sale discussed in Note 5, the Company did not have any non-recurring fair value measurements on any assets or liabilities at December 31, 2018 and 2017.

4. Cash, Cash Equivalents and Marketable Securities
The following tables summarize the Company's cash, cash equivalents and marketable securities as of December 31, 2018 and 2017 (in thousands):

As of December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$248,334	$—	$—	$248,334
U.S. government-sponsored enterprise securities due in one year or less	12,428	—	(4)	12,424
Corporate debt securities due in one year or less	128,107	16	(110)	128,013
Corporate debt securities due in more than one year	1,300	—	(5)	1,295
Certificates of deposit due in one year or less	2,702	1	—	2,703
Certificates of deposit due in more than one year	300	—	—	300
Commercial paper obligations due in one year or less	30,911	25	(1)	30,935
Asset-backed securities due in more than one year	25,416	2	(11)	25,407
Total	$449,498	$44	$(131)	$449,411
Reported as:
Cash and cash equivalents	$248,334	$—	$—	$248,334
Marketable securities	201,164	45	(132)	201,077
Total	$449,498	$45	$(132)	$449,411

As of December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	73,651	—	—	73,651
U.S. government-sponsored enterprise securities due in one year or less	18,186	—	(5)	18,181
Corporate debt securities due in one year or less	118,541	3	(115)	118,429
Corporate debt securities due in more than one year	30,487	1	(43)	30,445
Certificates of deposit due in one year or less	6,501	—	—	6,501
Certificates of deposit due in more than one year	1,297	—	(4)	1,293
Commercial paper obligations due in one year or less	108,573	65	(8)	108,630
Asset-backed securities due in one year or less	17,307	—	(30)	17,277
Asset-backed securities due in more than one year	5,487	—	(4)	5,483
Total	$380,030	$69	$(209)	$379,890
Reported as:
Cash and cash equivalents	$73,651	$—	$—	$73,651
Marketable securities	306,379	69	(209)	306,239
Total	$380,030	$69	$(209)	$379,890
Cash, Cash Equivalents, and Restricted Cash
The following tables summarize the Company’s cash, cash equivalents and restricted cash as of December 31, 2018 and December 31, 2017 (in thousands):

	As of December 31, 2018	As of December 31, 2017
Cash and cash equivalents	$248,334	$73,651
Restricted cash, current portion	—	2,412
Restricted cash, long-term	37,898	20,620
Total	$286,232	$96,683

5. Property and Equipment and Assets Held-for-Sale
As of December 31, 2018 and 2017, property and equipment, net and assets held-for-sale consists of the following (in thousands):

	2018	2017	Depreciable Lives
Computer equipment	$3,189	$3,061	3 years
Software	11,076	11,062	3 years
Office furniture and equipment	873	2,530	5 to 6 years
Laboratory equipment	18,348	51,315	7 years
Leasehold improvements	23,932	25,356	Shorter of asset life or lease term
Less: accumulated depreciation	(36,474)	(63,408)
	$20,944	$29,916

Assets held-for-sale	$1,324	$—

During 2018, the Company disposed of property and equipment with a gross carrying amount of $19.0 million and accumulated depreciation of $17.0 million. The Company did not dispose of any property and equipment during 2017. Depreciation and amortization expense amounted to $9.9 million, $8.0 million, and $7.6 million in the years ended December 31, 2018, 2017 and 2016, respectively.
The estimated useful life of certain leasehold improvements was re-evaluated and adjusted to reflect the remaining period the Company would expect to have use of those leasehold improvements. As a result of this change in estimate, depreciation expense increased approximately $2.4 million, or $0.03 per share, for the year ended December 31, 2018 as compared to the amount of depreciation expense otherwise calculated based on prior estimates of useful life.
The Company initially recorded certain laboratory equipment asset impairments in the third quarter of 2018 in accordance with ASC 360 Property, Plant and Equipment for assets held-and-used, as the criteria to classify the laboratory equipment as held-for-sale had not been met. The Company identified an indicator of impairment related to this held-and-used laboratory equipment as it was more likely than not that some of its laboratory equipment would be sold or otherwise disposed of significantly before the end of its previously estimated useful life primarily as a result of the restructuring described in Note 14. For the laboratory equipment where its fair value did not exceed its carrying amount, an impairment was recognized. Fair value was estimated utilizing sales of similar equipment, a level 2 fair value measurement. In the fourth quarter of 2018, the Company committed to a plan to actively sell certain of its laboratory equipment. Having met all other criteria, the laboratory equipment met the criteria to classify that equipment as held-for-sale. At December 31, 2018, $1.3 million of laboratory equipment was classified as held-for-sale as reflected in the consolidated balance sheet. The sale is expected to be complete by the end of the first quarter of 2019. Laboratory equipment held-for-sale is reflected at the lower of its carrying amount or fair value less the cost to sell, with any excess recorded as an impairment. In aggregate, impairment losses recognized in connection with laboratory equipment was $3.6 million and included in restructuring costs in the consolidated statement of operations for the year ended December 31, 2018.
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
Intangible assets consist solely of the core developed technology assets acquired from Parivid. The intangible assets are being amortized using the straight-line method over the estimated useful life of GLATOPA 20 mg/mL of approximately six years through June 2021. As of December 31, 2018 and 2017, intangible assets, net of accumulated amortization, are as follows (in thousands):

	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Total intangible assets for core and developed technology	$13,617	$(10,734)	$13,617	$(9,581)
Amortization expense was approximately $1.2 million, $1.2 million, and $1.5 million in the years ended December 31, 2018, 2017 and 2016, respectively.
The Company expects to incur amortization expense of approximately $1.2 million per year from 2019 to 2020 and $0.6 million in the final year (2021).
7. Restricted Cash
The Company designated $36.1 million as collateral for a letter of credit that is security for a bond posted in the litigation against Amphastar and International Medical Systems, Ltd., a wholly owned subsidiary of Amphastar Pharmaceuticals, Inc. Additional information regarding the litigation is discussed within Note 15, Commitments and Contingencies. The $36.1 million is held on deposit with a bank. The Company classified this restricted cash as long-term as the timing of a final decision in the Enoxaparin Sodium Injection patent litigation is not known.
The following table summarizes the amounts designated as collateral for letters of credit related to the lease of office and laboratory space in Cambridge, Massachusetts (collateral amounts are presented in thousands).

Property Location	Approximate Square Footage	Lease Expiration Date	Letter of Credit Amount	Balance Sheet Classification
320 Bent Street	105,000	2/28/2027	$748	Non-Current Asset
301 Binney Street, Fifth Floor	80,000	6/29/2025	1,101	Non-Current Asset
Total			$1,849
8. Accrued Expenses and Other Liabilities
Accrued Expenses
As of December 31, 2018 and 2017, accrued expenses consisted of the following (in thousands):

	2018	2017
Accrued compensation	$8,106	$8,743
Accrued contract research and manufacturing costs	2,944	8,843
Accrued professional fees	2,372	2,429
Other	638	513
Total accrued expenses	$14,060	$20,528
Other Liabilities
As of December 31, 2018 and 2017, other current and long-term liabilities consisted of the following (in thousands):

Current

	2018	2017
Contract liability, current portion	$15,000	$—
Lease incentive, current	1,052	379
Lease liability, current	128	—
Deferred rent, current	47	—
Total other current liabilities	$16,227	$379
Long-Term

	2018	2017
Deferred rent, long-term	$8,477	$6,498
Lease incentive, long-term	7,877	3,541
Lease liability, long-term	916	—
Total other long-term liabilities	$17,270	$10,039
As of December 31, 2018, the Company included $15.0 million in other current liabilities in connection with the renegotiation with Human Genome Sciences, Inc. ("GSK") of certain remaining contractual obligations under a manufacturing services agreement.

9. Collaboration and License Agreements
Contracts with Customers
2003 Sandoz Collaboration Agreement
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
Sandoz began selling Enoxaparin Sodium Injection in July 2010. In June 2015, the Company and Sandoz amended the Agreement to provide that Sandoz would pay the Company 50% of contractually defined profits on sales. Due to increased generic competition and resulting decreased market pricing for the licensed product, Sandoz did not record any profit on sales of the licensed product for the year ended December 31, 2018 and 2017, and therefore the Company did not record product revenue for the licensed product in those periods. The Company is no longer eligible to receive milestones under the agreement.
The Company concluded that the license agreement is within the scope of Topic 606. As of January 1, 2018, the Company had completed its performance obligations under the contract. The Company continues to be eligible to receive contractual profit share on Sandoz’ sales of the licensed product, which is recorded as product revenue. The Company recognizes revenue for profit share in the period the related sales occur. The Company recognizes research and development revenue related to on-going commercial services under the contract as those services are delivered, as they represent customer options for future services that reflect their standalone selling price. The adoption of Topic 606 had no impact on the accounting for this license agreement.

In July 2018, Sandoz notified its customers and the FDA that it would discontinue supplying the licensed product. The Company expects any future revenues from Sandoz' sales of the licensed product, if any, to be minimal.
2006 Sandoz Agreement
In 2006 and 2007, the Company entered into a series of agreements with Sandoz, or the 2006 Sandoz Agreement, where the Company and Sandoz agreed to exclusively collaborate on the development and commercialization of GLATOPA, a generic version of COPAXONE, among other potential products. Costs, including development costs and the costs of clinical studies, will be borne by the parties in varying proportions depending on the type of expense. For GLATOPA, the Company is generally responsible for all of the development costs in the United States. For GLATOPA outside of the United States, the Company shares development costs in proportion to its profit sharing interest. The Company is reimbursed for personnel costs and external costs incurred in the development of products to the extent development costs are borne by Sandoz, as described above. All commercialization costs are borne by Sandoz. Sandoz is responsible for funding legal expenses, except for personnel costs with respect to certain legal activities for GLATOPA; however 50% of legal expenses, including any patent infringement damages, can be offset against the profit-sharing amounts. Development costs, commercialization costs and legal costs have defined meanings under the agreement.
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
Following FDA approval of Mylan N.V.'s generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL, which Mylan N.V. announced in October 2017, the Company is no longer eligible to earn $80 million in future post-launch commercial milestones payments. The Company is still eligible to receive up to $30 million in performance-based milestone payments for GLATOPA in the United States, although the Company believes it is not likely that the performance-based milestones will be achieved. None of these payments, once received, is refundable and there are no general rights of return.
On October 4, 2017, the Company and Sandoz entered into a letter agreement, pursuant to which the Company agreed to reduce its 50% share of contractually defined profits on worldwide net sales of GLATOPA by up to an aggregate of approximately $9.8 million, commencing in the first quarter of 2018, representing 50% of potential GLATOPA 40 mg/mL pre-launch inventory costs. In the first quarter of 2018, the Company's product revenue was reduced by $9.8 million for the Company's 50% share of GLATOPA 40 mg/mL written off by Sandoz.
The Company concluded that the license agreement is within the scope of Topic 606. As of January 1, 2018, the Company had completed its performance obligations under the contract. The Company continues to be eligible to receive contractual profit share on Sandoz’ sales of GLATOPA, which is recorded as product revenue. The Company recognizes revenue for profit share in the period the related sales occur. The Company recognizes research and development revenue related to on-going commercial services under the agreement as those services are delivered, as they represent customer options for future services that reflect their standalone selling price. The adoption of Topic 606 had no impact on the accounting for this license agreement.
Baxalta Agreement
The Company and Baxalta U.S. Inc., Baxalta GmbH and Baxalta Incorporated, collectively referred to as Baxalta, entered into a global collaboration and license agreement, or the Baxalta Agreement, effective February 2012, to develop and commercialize biosimilars, including M923, the Company's biosimilar HUMIRA® (adalimumab) candidate.
On September 27, 2016, Baxalta gave the Company twelve months’ prior written notice of the exercise of its right to terminate for its convenience the Baxalta Agreement. On December 31, 2016, the Company and Baxalta entered into the Baxalta Termination Agreement, amending certain termination provisions of the Baxalta Agreement. The termination of the Baxalta Agreement was made effective December 31, 2016. Baxalta was relieved of its obligations to continue to perform activities for M923 after December 31, 2016, except for certain on-going clinical and regulatory activities that were completed in 2017, and in January 2017, Baxalta paid the Company a one-time cash payment of $51.2 million representing the costs

Baxalta would have incurred in performing the activities it would have performed under Baxalta Agreement through the original termination date.
As a result of termination, the Company's performance period for M923 ended on December 31, 2016; therefore, the Company recognized the remaining balance of deferred revenue of $22.0 million as research and development revenue in the year ended December 31, 2016. In addition, the Company recorded the $51.2 million asset return payment in other income in the fourth quarter of 2016.
Collaborative Agreements
Mylan Collaboration Agreement
The Company and Mylan entered into a collaboration agreement, or the Mylan Collaboration Agreement, effective February 9, 2016, pursuant to which the Company and Mylan agreed to collaborate exclusively, on a worldwide basis, to develop, manufacture and commercialize six of the Company’s biosimilar candidates, including M710.
In November 2018, the Company delivered formal notice of the partial termination of the Mylan Collaboration Agreement with respect to five of the collaboration programs. As a result, the Company will only continue to advance its late-stage biosimilar candidate M710, our proposed biosimilar to EYLEA under the Mylan Collaboration Agreement.
Under the terms of the Mylan Collaboration Agreement, Mylan paid the Company a non-refundable upfront payment of $45 million. In addition, the Company and Mylan equally share costs (including development, manufacturing, commercialization and certain legal expenses) and profits (losses) with respect to such product candidates. Mylan funded its share of collaboration expenses incurred by the Company, in part, through milestone payments totaling $60 million, which the Company received in 2016.
For the Company's remaining product candidate, M710, the Company and Mylan both have the right to terminate the program at each party's convenience. If one party decides not to continue development, manufacture and commercialization of this product candidate under the Mylan Collaboration Agreement, the other party will have the right to continue the development, manufacture and commercialization of such product candidate, and the terminating party will need to continue to fund its share of expenses for a pre-specified period, depending on the stage of the product at the time of termination.
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
The Company and Mylan established a joint steering committee, or JSC, consisting of an equal number of members from the Company and Mylan to oversee and manage the development, manufacture and commercialization of product candidates under the collaboration. Unless otherwise determined by the JSC, it is anticipated that, in collaboration with the other party, (a) the Company will be primarily responsible for nonclinical development activities and initial clinical development activities for product candidates; and regulatory activities for product candidates in the United States through regulatory approval; and (b) Mylan will be primarily responsible for additional (pivotal or Phase 3 equivalent) clinical development activities for product candidates; regulatory activities for the product candidates outside the United States; and regulatory activities for products in the United States after regulatory approval, when all marketing authorizations for the products in the United States will be transferred to Mylan. Mylan will commercialize any approved products, with the Company having an option to co-commercialize, in a supporting commercial role, any approved products in the United States. The JSC is responsible for allocating responsibilities for other activities under the collaboration.
The term of the collaboration will continue throughout the development and commercialization of M710 on a country-by-country basis until development and commercialization by or on behalf of the Company and Mylan pursuant to the Mylan Collaboration Agreement has ceased for a continuous period of two years for a given product candidate in a given country, unless earlier terminated by either party pursuant to the terms of the Mylan Collaboration Agreement.
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

The Mylan Collaboration Agreement is accounted for as a collaboration arrangement pursuant to Topic 808. The Company’s accounting policy for collaborations analogizes to Topic 606, primarily in determining the appropriate recognition for the upfront license fee and other consideration.
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
The Company determined that the upfront payment constituted the entirety of the consideration to be included in the transaction price to be allocated to the performance obligations at contract inception based on the stand-alone selling prices for each of the six license and service performance obligations. For the licenses, the relative stand-alone selling prices were based on an analysis of its existing license arrangements and other available data, with consideration given to the products’ stage of development at the time the licenses were delivered. The stand-alone selling prices of the research and development services were based on the nature and extent of the research and development services to be performed. Changes in the key assumptions used to determine the relative stand-alone selling prices would not have a significant effect on the allocation of the transaction price to the performance obligations. Of the $45.0 million upfront payment, $8.2 million was allocated to the M834, $7.1 million was allocated to M710, and between $5.7 million and $9.0 million to the four additional performance obligations.
The Company considered both input and output methods to determine a method that depicts its performance in transferring control of the goods and services promised. The Company concluded that costs incurred to date, as a proportion of the total estimated costs to bring each product candidate through FDA approval, depict the performance of the research and development services as a measure of proportionate performance. The pattern of recognition differs from the Company’s previous accounting policy. Refer to Note 2, "Summary of Significant Accounting Policies", for disclosure of the quantification and impact of this change as a result of adopting Topic 606.
As a result of providing a notice of partial termination of the Mylan Collaboration Agreement in November 2018, specifically the five biosimilar programs other than M710, the Company concluded that it had changed the enforceable rights and obligations under the agreement, and therefore had modified the Mylan Collaboration Agreement. Since the remaining services to be performed prior to the effective date of termination for the five biosimilar programs are not distinct, the Company concluded that each represented a performance obligation that is partially satisfied as of the date the Company provided the notice of partial termination. Accordingly, the Company updated its calculation of proportional performance in the fourth quarter of 2018, which resulted in revenue recognition of $31.5 million. As a result, as of December 31, 2018, $5.7 million of the transaction price remains allocated to unsatisfied performance obligations and is included in deferred revenue in the consolidated balance sheet. The license and related research and development services performance obligations are expected to be delivered over a period through estimated FDA approval for M710 and through the termination date of the remaining product candidates.
Development milestones, sales-based milestones, and profit share related to the license of intellectual property will be recognized by analogy to the Company’s revenue accounting policies.
Collaboration Costs and Reimbursements
Collaboration costs incurred by the parties are subject to quarterly reconciliation such that the final amount of expense included in the Company's statement of operations is equal to its 50% share of the total collaboration costs. The Company classifies the payments received or made under the cost sharing provisions of the arrangement as a component of research and development or general and administrative expense, accordingly, to reflect the joint risk sharing nature of the arrangement, Mylan funds its 50% share of development-related collaboration costs through contingent milestone payments of up to $200.0 million across the six product candidates, while other shared collaboration costs are reconciled by the parties with the owing party reimbursing the other party by making quarterly payments. The Company records a contract asset to reflect a receivable due from Mylan for Mylan's 50% share of other shared collaboration costs and a contract liability to reflect the balance of any advance payment from Mylan to be applied towards Mylan's 50% share of future development-related collaboration costs.
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
Pursuant to the CSL License Agreement, CSL paid the Company a non-refundable upfront payment of $50.0 million. On August 28, 2017, the Company exercised a 50% co-funding option. This exercise allows the Company to participate in a cost-and-profit sharing arrangement, under which the Company funds 50% of global research and development costs and 50% of U.S. commercialization costs for all products developed, in exchange for a 50% share of U.S. profits. Under this option, sales-based royalty payments in percentages ranging from a mid-single digit to low-double digits are payable for territories outside of the United States. The Company is also entitled to up to $297.5 million in contingent clinical, regulatory and sales milestone payments, and additional negotiated milestone payments for a named research stage product should that enter development. The contract allows the Company to opt-out of the program in the future at the Company's discretion. If the Company were to do so, the Company's U.S. profit share would be reduced to sales-based royalties ranging from mid-single to low double digits and the milestone payments for which the Company is eligible would be increased by up to $252.5 million, depending on the timing of the opt-out decision.
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
Unless earlier terminated, the term of the agreement commences on February 17, 2017, and continues until the later of (i) the expiration of all payment obligations with respect to products under the agreement, (ii) the Company is no longer co-funding development or commercialization of any products and (iii) the Company and CSL are not otherwise collaborating on the development and commercialization of products or product candidates. CSL may terminate the agreement on a product-by-product basis subject to notice periods and certain circumstances related to clinical development. The Company may terminate the agreement under certain circumstances related to the development of M230 and if no activities are being conducted under the agreement. Either party may terminate the agreement (i) on a product-by-product basis if certain patent challenges are made, (ii) on a product-by-product basis for material breaches, or (iii) due to the other party’s bankruptcy.
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
After the Company exercised its co-funding option for s 50% share of U.S. profits, the Company has accounted for the CSL agreement as a collaboration arrangement pursuant to Topic 808. The Company’s accounting policy for collaborations analogizes to Topic 606, primarily in determining the appropriate recognition for the upfront license fee and other consideration.
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

	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Contract assets
Collaboration receivables:
Opening - January 1, 2018	$406	$14,219	$423	$—	$15,048
Revenue / cost recovery	7	42,145	550	—	$42,702
Receipts	(413)	(45,083)	(883)	—	$(46,379)
Ending - December 31, 2018	—	11,281	90	—	11,371

Contract liabilities
Deferred revenue:
Opening - January 1, 2018	—	—	39,128	—	39,128
Recognition of deferred revenue	—	—	(33,438)	—	(33,438)
Ending - December 31, 2018	—	—	5,690	—	5,690
Less: current portion	—	—	(3,916)	—	(3,916)
Deferred revenue, net of current portion - December 31, 2018	—	—	1,774	—	1,774

Collaboration liabilities:
Opening - January 1, 2018	—	—	8,245	1,013	9,258
Payments	—	—	—	(7,369)	(7,369)
Net collaboration costs incurred in the period	—	—	(6,833)	9,665	2,832
Ending - December 31, 2018	$—	$—	$1,412	$3,309	$4,721

	For the Year Ended December 31, 2018
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$—	$39,684	$—	$—	$39,684
Research and development revenue	$7	$2,461	$33,437	$—	$35,905
Total collaboration revenue	$7	$42,145	$33,437	$—	$75,589
Operating expenses:
Research and development expense	$—	$826	$25,932	$875	$27,633
General and administrative expense	$13,709	$152	$1,978	$31	$15,870
Net amount (recovered from) / payable to collaborators	$—	$—	$(7,383)	$9,665	$2,282
Total operating expenses	$13,709	$978	$20,527	$10,571	$45,785

	For the Year Ended December 31, 2017
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$313	$66,490	$—	$—	$66,803
Research and development revenue	$2,856	$12,142	$5,015	$52,066	$72,079
Total collaboration revenue	$3,169	$78,632	$5,015	$52,066	$138,882
Operating expenses:
Research and development expense	$1,958	$1,766	$62,049	$8,179	$73,952
General and administrative expense	$15,426	$494	$3,617	$124	$19,661
Net amount (recovered from) collaborators	$—	$—	$(25,835)	$(3,320)	$(29,155)
Total operating expenses	$17,384	$2,260	$39,831	$4,983	$64,458

	For the Year Ended December 31, 2016
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	Baxalta Agreement	Total
Product revenue	$—	$74,648	$—	$—	$74,648
Research and development revenue	$345	$2,545	$6,368	$25,713	$34,971
Total collaboration revenue	$345	$77,193	$6,368	$25,713	$109,619
Operating expenses:
Research and development expense	$692	$1,911	$55,147	$1,196	$58,946
General and administrative expense	$7	$470	$3,009	$187	$3,673
Net amount (recovered from) collaborators	$—	$—	$(27,770)	$—	$(27,770)
Total operating expenses	$699	$2,381	$30,386	$1,383	$34,849
10. Preferred, Common and Treasury Stock
Preferred Stock
The Company is authorized to issue 5 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company's stockholders. As of December 31, 2018 and 2017, the Company had no shares of preferred stock issued or outstanding.

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
11. Share-Based Payments
Incentive Award Plans
The 2013 Incentive Award Plan, or the 2013 Plan, initially became effective on June 11, 2013. Also on June 11, 2013, the 2004 Stock Incentive Plan terminated except with respect to awards previously granted under that plan. No further awards will be granted under the 2004 Stock Incentive Plan.
The 2013 Plan allows for the granting of stock options (both incentive stock options and nonstatutory stock options), restricted stock, stock appreciation rights, performance awards, dividend equivalents, stock payments and restricted stock units to employees, consultants and members of the Company's board of directors.
On March 7, 2018, the Company's Board of Directors approved the amendment and restatement of the Company’s 2013 Plan. At the Company’s 2018 Annual Meeting of Stockholders, held on June 20, 2018, stockholders approved the amended and restated 2013 Plan. The amended and restated 2013 Plan, among other things, increased the number of shares of common stock available for issuances under the plan by 1,000,000 shares.
Incentive stock options are granted only to employees of the Company. Incentive stock options granted to employees who own more than 10% of the total combined voting power of all classes of stock are granted with exercise prices no less than 110% of the fair market value of the Company's common stock on the date of grant. Incentive stock options generally vest ratably over four years. Non-statutory stock options, restricted stock and restricted stock units may be granted to employees, consultants, and members of the Company's board of directors. Non-statutory stock options granted have varying vesting schedules. Time-based restricted stock awards and restricted stock units have been granted to employees and generally vest ratably over four years. Time-based restricted stock and restricted stock units have been granted to board members and generally vest on the one year anniversary of the grant date. Performance-based restricted stock or restricted stock units are granted to employees and vest in connection with the attainment of certain company milestones as described in more detail below. Incentive and non-statutory stock options generally expire ten years after the date of grant. As of December 31, 2018, there were 5,320,929 shares available for issuance under the 2013 Plan.
Equity Award Retirement Policy
In December 2016, the Company's board of directors adopted a policy to provide for the treatment of time-based options and restricted stock units upon a participant’s qualifying retirement from the Company. Under the policy, following the qualifying retirement of any employee of the Company or non-employee member of the board of directors, the participant’s then-outstanding time-based options and restricted stock units will continue to vest during the one year period following the retirement date. In addition, the participant will have until the first anniversary of the retirement date (or 90 days following the date an option becomes first exercisable if such date is within the 90 days preceding the first anniversary of the retirement date) to exercise any vested options, except that no option may be exercised following the date upon which it would have expired under the applicable option award agreement if the participant had remained in service with the Company.
As the policy amended the terms of certain existing grants of time-based options effective January 11, 2017, the Company recorded incremental compensation expense of $0.4 million related to the modification of those options in the consolidated statement of operations for the year ended December 31, 2017. Of that expense, $0.3 million was included in the general administrative expense and $0.1 million was included in research and development expense.

Share-Based Compensation
The Company records compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock, and restricted stock units and the employee stock purchase plan.
The table below presents share-based compensation expense for research and development as well as general and administrative expense, both of which are included in operating expenses, in the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Research and development	$6,383	$5,699	$7,558
General and administrative	11,031	10,428	10,764
Restructuring	3,808	—	—
Total share-based compensation expense	$21,222	$16,127	$18,322
The following table summarizes share-based compensation expense recorded in each of the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Stock options	$7,081	$10,036	$9,831
Restricted stock awards and restricted stock units	10,032	5,608	8,064
Employee stock purchase plan	301	483	427
Restructuring	3,808	—	—
Total share-based compensation expense	$21,222	$16,127	$18,322
Stock Options
During the year ended December 31, 2018, the Company granted 372,690 stock options to its employees and board members. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions are noted in the table below.
The following table summarizes the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options			Employee Stock Purchase Plan
	2018	2017	2016	2018	2017	2016
Expected volatility	48%	53%	58%	49%	55%	57%
Expected dividends	—	—	—	—	—	—
Expected life (years)	6.1	5.9	6.1	0.5	0.5	0.5
Risk-free interest rate	2.8%	2.1%	1.6%	1.6%	0.7%	0.4%

The following table presents stock option activity for the year ended December 31, 2018:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	7,117	$14.71
Granted	373	19.63
Exercised	(1,995)	14.12
Forfeited	(476)	15.53
Expired	(61)	16.39
Outstanding at December 31, 2018	4,958	$15.22	4.86	$407,629
Exercisable at December 31, 2018	3,662	$14.65	4.03	$339,688
Vested or expected to vest at December 31, 2018	4,837	$15.16	4.76	$404,503
The weighted average grant date fair value of option awards granted during 2018, 2017 and 2016 was $9.66, $9.05, and $6.04 per option, respectively. The total intrinsic value of options exercised during 2018, 2017 and 2016 was $13.9 million, $4.6 million, and $0.2 million, respectively. At December 31, 2018, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $8.0 million, which will be recognized over the weighted average remaining requisite service period of 2.18 years. The total fair value of options vested during 2018, 2017 and 2016 was $10.5 million, $9.3 million, and $9.9 million, respectively.
Cash received from option exercises for 2018, 2017 and 2016 was $28.2 million, $9.2 million, and $1.4 million, respectively.
Restricted Stock and Restricted Stock Units
The Company has also made awards of time-based restricted stock and restricted stock units and performance-based restricted stock to its employees and time-based restricted stock and restricted stock units to board members.
As of December 31, 2018, the total remaining unrecognized compensation cost related to all nonvested restricted stock and restricted stock unit awards amounted to $13.7 million, which is expected to be recognized over the weighted average remaining requisite service period of approximately 3.0 years.
Time-based Restricted Stock and Restricted Stock Units
During the year ended December 31, 2018, the Company awarded 1,357,505 shares of time-based restricted stock units to its employees and board members. The time-based restricted stock units awarded to employees vest as to 25% on the one year anniversary of the grant date and as to 6.25% quarterly over three years that follow the grant date while the restricted stock units awarded to board members vest as to 100% on the one year anniversary of the grant date. Time-based awards are generally forfeited if the employment or service relationship terminates with the Company prior to vesting, except as provided in the Retirement Policy.
2011 Performance-Based Restricted Stock
Between 2011 and through early 2013, the Company awarded 949,620 shares of performance-based restricted stock to its employees. The performance-based restricted stock was scheduled to vest upon FDA approval of the GLATOPA 20 mg/mL Abbreviated New Drug Application, or ANDA, on or before the performance deadline date of March 28, 2015 according to the following schedule: 50% of the shares vest upon FDA approval and 50% vest upon the one year anniversary of FDA approval. The Company had modified the awards to extend the performance deadline in periods prior to the earliest period presented in these financial statements. FDA approval was attained on April 16, 2015. On that date the first 50% of the awards vested. The remaining 50% vested on April 16, 2016, whereby compensation expense associated with this portion of the award was recognized through the vesting date.
2016 Performance-Based Restricted Stock
Since April 2016, the Company has awarded 1,785,600 shares of performance-based restricted stock to its employees. The vesting of these shares is subject to the Company achieving up to two of three possible performance milestones on or before April 13, 2019. Upon achieving each of the first and second milestones, 25% of the shares will vest on the later of the milestone achievement date and the first anniversary of the grant date, and an additional 25% of the shares will vest on the one year anniversary of such achievement date. Each quarter, the Company evaluates the probability of achieving the milestones on or before April 13, 2019, and its estimate of the implicit service period over which the fair value of the awards will be recognized and expensed. At December 31, 2017 and through December 31, 2018, the Company concluded that two of the performance milestones were not probable of achievement by April 13, 2019. One performance milestone had been achieved in February 2018. For the year ended December 31, 2018, the Company recognized approximately $1.1 million of stock compensation costs related to these awards.
2018 Performance-Based Restricted Stock Units
Since October 2018, the Company has awarded 1,812,758 shares of performance-based restricted stock units to its employees. The vesting of these units are subject to the Company for achieving three possible milestones related to the Company's active novel programs. One sixth of the units will vest upon achievement of each milestone and one sixth shall vest on the one year anniversary of that date. At December 31, 2018, the Company concluded that all of the performance milestones were not probable of achievement. For the year ended December 31, 2018, the Company recognized no stock compensation costs related to these awards.
A summary of the status of nonvested shares of restricted stock and restricted stock units as of December 31, 2018 and the changes during the year then ended are presented below (in thousands, except fair values):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	1,995	$12.60
Granted	3,170	14.83
Vested	(959)	14.03
Forfeited	(707)	13.25
Nonvested at December 31, 2018	3,499	$14.10
Nonvested shares of restricted stock and restricted stock units that have time-based vesting schedules and restricted stock that have performance-based vesting schedules as of December 31, 2018 are summarized below (in thousands):

Vesting Schedule	Nonvested Shares
Time-based	1,142
Performance-based	2,357
Nonvested at December 31, 2018	3,499
The total fair value of shares of restricted stock and restricted stock units vested during 2018, 2017 and 2016 was $13.6 million, $3.7 million, and $7.6 million, respectively.
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
The Company issued 85,374 shares of common stock to employees under the ESPP during the year ended December 31, 2018. As of December 31, 2018, 927,612 shares of common stock have been issued to the Company's employees under the ESPP, and 1,497,040 shares remain available for future issuance.

The fair value of each ESPP award is estimated on the first day of the offering period using the Black-Scholes-Merton option-pricing model. The weighted average assumptions the Company used in its fair value calculations and the expense recorded are noted in the table above under the heading Share-Based Compensation. The Company recognizes share-based compensation expense equal to the fair value of the ESPP awards on a straight-line basis over the offering period. At December 31, 2018, subscriptions were outstanding for an estimated 38,694 shares at a fair value of approximately $8.22 per share. The weighted average grant date fair value of the offerings during 2018, 2017 and 2016 was $5.80, $4.62, and $4.32 per share, respectively. Cash received from the ESPP for 2018, 2017 and 2016 was approximately $1.2 million, $1.2 million, and $1.1 million, respectively.
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
The following table presents anti-dilutive shares for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Weighted-average anti-dilutive shares related to:
Outstanding stock options	2,975	5,671	6,569
Restricted stock awards	868	1,064	1,202
13. Income Taxes
In 2018, the Company adopted ASC 606, using the modified retrospective transition method as permissible for all contracts not yet completed as of January 1, 2018. This created approximately $1.5 million of deferred tax liabilities relating to federal and state deferred revenue temporary differences that are fully offset by a corresponding decrease in the valuation allowance. As a result, there was no cumulative adjustment for income taxes to accumulated deficit upon adoption of ASC 606.
The Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act), which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory tax rate reduction from 35% to 21%, which reduced the Company's deferred tax assets and corresponding valuation allowance.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company had recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities in the financial statements of prior periods. The accounting was completed in the year ended December 31, 2018, with the finalization and filing of the Company's 2017 U.S. corporate income tax return, with no adjustment to provisional amounts.
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
Components of the net deferred tax assets at December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Deferred tax assets:
Federal and state net operating losses	$154,164	$99,252
Research credits	39,222	36,819
Deferred compensation	7,605	8,274
Deferred revenue	1,555	9,184
Accrued expenses	6,960	4,977
Intangibles	1,800	2,020
Unrealized loss on marketable securities	24	13
Total deferred tax assets	211,330	160,539
Deferred tax liabilities:
Depreciation	$(1,470)	$(802)
Total deferred tax liabilities	(1,470)	(802)
Valuation allowance	$(209,860)	$(159,737)
Net deferred tax assets	$—	$—
A reconciliation of the federal statutory income tax benefit to the Company's actual provision for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	2018	2017	2016
Benefit at federal statutory tax rate	$(36,967)	$(29,941)	$(7,137)
State taxes, net of federal benefit	(11,720)	(4,713)	(1,108)
Share-based compensation	(613)	1,370	5,148
Tax credits	(2,321)	(2,733)	(4,120)
Other	3	492	272
Change in valuation allowance	51,618	(17,817)	6,945
Federal statutory rate change	—	53,342	—
Income tax provision	$—	$—	$—
At December 31, 2018, the Company had federal and state net operating loss carryforwards of $569.0 million and $548.5 million, respectively, available to reduce future taxable income that will expire at various dates through 2038. At December 31, 2018, the Company had federal and state research and development and other credit carryforwards, including the orphan drug credit, of $37.9 million and $12.2 million, respectively, available to reduce future tax liabilities. Federal and state research and development and other credit carryforwards expire at various dates through 2038, while the orphan drug credit does not expire. Ownership changes, as defined in the Internal Revenue Code, may limit the amount of net operating loss that can be utilized to offset future taxable income or tax liability.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2018 2017 and 2016 is as follows (in thousands):

	2018	2017	2016
Balance, beginning of year	$7,940	$6,678	$5,116
Additions for tax positions related to the current year	639	1,262	1,602
Reductions of tax positions of prior years	—	—	(40)
Balance, end of year	$8,579	$7,940	$6,678
As of December 31, 2018 and 2017, the Company had $8.6 million and $7.9 million of gross unrecognized tax benefits, respectively, of which $8.4 million and $7.8 million, respectively, if recognized, would not impact the Company's effective tax rate as there is a full valuation allowance on these credits.
The Company does not anticipate that it is reasonably possible that the uncertain tax positions will significantly increase or decrease within the next twelve months.

The Company files income tax returns in the United States federal jurisdiction and in the Massachusetts state jurisdiction. The Company is no longer subject to any tax assessment from an income tax examination for years before 2015, except to the extent that in the future it utilizes net operating losses or tax credit carryforwards that originated before 2015.
14. Restructuring
On September 26, 2018, following the completion of a strategic review of its business, the Company's Board of Directors approved a plan, or the Workforce Reduction, to reduce its workforce headcount by approximately 50%. As of December 31, 2018, the Company has substantially completed executing the Workforce Reduction. The Company evaluated the related employee severance and other benefits to employees in connection with the Workforce Reduction to determine whether the benefits were within the scope of ASC 712, Compensation - Non-retirement Post-employment Benefits, or within the scope of ASC 420, Exit or Disposal Cost Obligations, depending on the nature of the benefit and whether it is part of an on-going benefit arrangement under ASC 712 or a one-time termination benefit unique to the Workforce Reduction. The Company recorded restructuring expense of $8.6 million pursuant to ASC 712 and $1.8 million pursuant to ASC 420 for the year ended December 31, 2018. The Company also recorded incremental stock-based compensation charges of $3.8 million associated with the accelerated vesting of certain awards and extended exercisability of options previously issued to the Company’s executives that were part of the Workforce Reduction. In addition, the Company recorded certain asset impairment charges of $3.6 million in accordance with ASC 360 Property, Plant and Equipment, associated with certain laboratory equipment. The Company classified $1.3 million of such laboratory equipment as held-for-sale at December 31, 2018. The Company does not expect to record significant restructuring charges associated with the Workforce Reduction in future periods.
The following table outlines the components of the restructuring charges for the year ended December 31, 2018 included in the consolidated statement of operations, and the ending liability recorded in accrued restructuring in the balance sheet as at December 31, 2018:

	Restructuring charges in the year ended December 31, 2018	Amount paid through December 31, 2018	Less: non-cash charges in the year ended December 31, 2018	Remaining liability at December 31, 2018
Employee severance, bonus and other	$10,391	$(7,156)	$—	$3,235
Acceleration of stock-based compensation	$3,808	$—	$(3,808)	$—
Impairment of equipment	$3,608	$—	$(3,608)	$—
Total restructuring charges	$17,807	$(7,156)	$(7,416)	$3,235
15. Commitments and Contingencies
Operating Leases
The Company leases office space and equipment under various operating lease agreements. Rent expense for office space under operating leases amounted to $26.8 million, $19.3 million and $18.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company leased approximately 78,500 square feet of office and laboratory space at 675 West Kendall Street in Cambridge, Massachusetts. The lease expired on April 30, 2018.
In February 2013, the Company entered into a lease agreement to lease approximately 105,000 square feet of office and laboratory space at 320 Bent Street in Cambridge, Massachusetts. Annual rental payments are approximately $8.1 million and are subject to annual rent escalation. The lease expires on February 28, 2027.
In July 2017, the Company entered into a lease agreement to lease approximately 52,000 square feet of office and laboratory space on the fourth floor of 301 Binney Street in Cambridge, Massachusetts. On August 2, 2018, the Company amended its lease agreement terminate the lease with respect to the premises, effective August 6, 2018. The Company incurred a $1.1 million termination fee.
In September 2016, the Company leased approximately 80,000 square feet of office and laboratory space on the fifth floor of 301 Binney Street in Cambridge, Massachusetts. Annual rental payments are approximately $6.1 million and are subject to annual rent escalations. The lease expires on June 29, 2025.

The Company was provided allowances from the landlord totaling approximately $9.9 million as reimbursement of certain laboratory and office improvements that could be spent among the premises.
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
Total operating lease commitments as of December 31, 2018 are as follows (in thousands):

Operating lease commitments	Total
2019	$15,418
2020	15,872
2021	16,266
2022	16,644
2023	16,783
2024 and beyond	44,113
Total future minimum lease payments	$125,096
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
GLATOPA 40 mg/mL-Related Litigation
On September 10, 2014, Teva and Yeda filed a suit against us and Sandoz in the United States District Court for the District of Delaware in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for GLATOPA 40 mg/mL. The suit initially alleged infringement related to two Orange Book-listed patents for COPAXONE 40 mg/mL, and sought declaratory and injunctive relief prohibiting the launch of our product until the last to expire of these patents. In April 2015 and November 2015, Teva and Yeda filed additional suits against us and Sandoz in the United States District Court for the District of Delaware alleging infringement related to additional Orange Book-listed patents for COPAXONE 40 mg/mL, which were consolidated with the initial suit. Teva and Yeda sought declaratory and injunctive relief prohibiting the launch of GLATOPA 40 mg/mL until the expiration of the patents at issue. On January 30, 2017, the District Court found the four patents to be invalid due to obviousness. In February 2017, Teva and Yeda appealed the District Court's January 30, 2017 decision to the U.S. Court of Appeals for the Federal Circuit, or CAFC. On October 12, 2018, the CAFC affirmed the District Court's decision that the four patents were invalid. The time period for appeal by Teva and Yeda has expired so the CAFC decision is binding.
On January 31, 2017, Teva filed a suit against us and Sandoz in the United States District Court for the District of New Jersey alleging infringement related to an additional patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,155,775. On January 31, 2017, Teva voluntarily dismissed us from the New Jersey suit for U.S. Patent No. 9,155,775, maintaining the suit against Sandoz On May 23, 2017, the United States District Court for the District of New Jersey granted our and Sandoz's motion to transfer the suit to the United States District Court for the District of Delaware. Pursuant to the Court's amended schedule a trial is scheduled to commence before the United States District Court for the District of Delaware on May 6, 2019.

On February 2, 2017, the Company filed a complaint in the United States District Court for the District of Delaware seeking a declaration that U.S. Patent No. 9,155,775 is invalid, not infringed or not enforceable against the Company. In March 2017, Teva filed a motion, which is currently pending, to stay further proceedings in the Delaware action.
M834-Related Proceedings
On July 2, 2015, the Company filed a petition for Inter Partes Review, or IPR, with the Patent Trial and Appeal Board, or PTAB, to challenge the validity of U.S. Patent No. 8,476,239, a patent for ORENCIA owned by Bristol-Myers Squibb, or BMS. The PTAB issued a decision instituting the IPR proceedings in January 2016, and BMS filed for a rehearing by the full PTAB. Oral arguments took place in September 2016. On December 22, 2016, the PTAB issued a decision upholding the validity of the patent. The Company filed a notice of appeal in the CAFC, on February 22, 2017. The parties have each briefed the CAFC on the question of whether a non-patent owner challenging a patented claim in IPR has constitutional standing to appeal by the PTAB that the challenged patented claim is valid. Oral argument before the Federal Circuit was held on December 5, 2017. On February 7, 2019 the CAFC dismissed the appeal of the IPR for lack of standing. The Company is in the process of evaluating its options with respect to the IPR.
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
In April 2017, the Company, Sandoz and Actavis, or the Settling Parties, settled and signed reciprocal releases of all claims, and filed a voluntary stipulation with the District Court, pursuant to which the Settling Parties stipulated and agreed to dismiss with prejudice all claims and counterclaims among the Settling Parties, without fees or costs to any party, and with the Settling Parties waiving any and all right of appeal. The District Court trial was held in July 2017, and the jury verdict found the Company's patent to be infringed, but invalid and unenforceable. In February 2018, the District Court confirmed the jury’s opinion that the patent was infringed but invalid, and narrowed the jury’s recommendation on unenforceability by finding the patent to be unenforceable against only one of the two infringing methods used by Amphastar. On March 20, 2018, the District Court entered its final judgment affirming its February 2018 rulings. On March 27, 2018, the Company and Sandoz filed a notice of appeal of the final judgment with the CAFC. The appeal has been docketed and briefing was completed on November 19, 2018. On February 20, 2019, the Company and Sandoz filed with the District Court a motion for relief from judgment with respect to its final judgment.In the event that the Company is not successful in further appeal or prosecution or settlement of this action against Amphastar, and Amphastar is able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35.0 million of the security bond. The Company posted $36.1 million as collateral for the security bond and classified the collateral as restricted cash in its consolidated balance sheet. On March 23, 2018, Amphastar filed a motion to enforce liability on the security bond with the District Court. On April 3, 2018, the Company and Sandoz filed an emergency motion to defer consideration of Amphastar's motion to enforce liability on the security bond pending exhaustion of appeals. On July 16, 2018, the District Court denied Amphastar's motion to enforce liability on the security bond and allowed the Company's and Sandoz' motion to defer consideration. Litigation involves many risks and uncertainties, and there is no assurance that the Company or Sandoz will prevail in this patent enforcement suit.
On September 17, 2015, Amphastar filed a complaint against the Company and Sandoz in the United States District Court for the Central District of California. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, the Company and Sandoz sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal and California anti-trust laws and California unfair business laws. Amphastar is seeking unspecified damages and fees. In December 2015, the Company and Sandoz filed a motion to dismiss and a motion to transfer the case. In January 2016, the case was transferred to the United States District Court for the District of Massachusetts. In February 2016, Amphastar filed a writ of mandamus with the United States Court of Appeals for the Ninth Circuit requesting that the court reverse and review the District Court's grant of transfer and in May 2016, the writ requested by Amphastar was denied. On July 27, 2016, the Company's and Sandoz' motion to dismiss was granted by the District Court, and the case was dismissed. On August 25, 2016, Amphastar filed a notice of appeal from the dismissal with the United States Court of Appeals for the First Circuit. Briefing was completed in December 2016, and oral argument was held on February 9, 2017. On March 6, 2017, the United States Court

of Appeals for the First Circuit reversed the District Court’s dismissal and remanded the case to the District Court for further proceedings. On April 6, 2017, the District Court held a scheduling conference to provide dates for the remanded case, and on April 20, 2017, the Company and Sandoz filed a renewed motion to dismiss which was denied by the District Court on March 20, 2018. A trial is scheduled for September 2019. On February 19, 2019, Amphastar filed with the District Court a motion for partial summary judgment on issues previously litigated in the patent action.
On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against the Company and Sandoz in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic Enoxaparin Sodium Injection. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, the Company and Sandoz sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and unspecified damages and fees. In December 2015, the Company and Sandoz filed a motion to dismiss and a motion to transfer the case to the United States District Court for the District of Massachusetts. On March 21, 2017, the United States District Court for the Middle District of Tennessee dismissed NGH’s claim for damages against the Company and Sandoz, but allowed the case to move forward, in part, for NGH’s claims for injunctive and declaratory relief. In the same opinion, the United States District Court for the Middle District of Tennessee denied the Company's motion to transfer. On June 9, 2017, NGH filed a motion to amend its complaint to add a new named plaintiff, the American Federation of State, County and Municipal Employees District Council 37 Health & Security Plan, or DC37. NGH and DC37 seek to assert claims for damages under the laws of more than 30 different states, on behalf of a putative class of indirect purchasers of LOVENOX or generic Enoxaparin. On June 30, 2017, the Company and Sandoz filed a brief opposing the motion to amend the complaint. On December 14, 2017, the District Court granted NGH's motion to amend. In January 2018, the Company and Sandoz filed three motions to dismiss the amended complaint. On December 6, 2018 the District Court granted one of the motions, granted one in part and denied one. As a result the suit will continue pursuant to the surviving portions of the amended complaint. While the outcome of litigation is inherently uncertain, the Company believes this suit is without merit, and intends to vigorously defend itself in this litigation.
16. 401(k) Plan
The Company has a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company has discretion to make contributions to the plan. The Company matches 50% of the first 6% contributed by employees. The Company recorded $0.9 million, $1.1 million and $1.0 million of such match expense in the years ended December 31, 2018, 2017 and 2016, respectively.
17. Equity Financings
In April 2015, the Company entered into an ATM Agreement, or the 2015 ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which the Company was authorized to issue and sell shares of its common stock having aggregate sales proceeds of up to $75.0 million from time to time through Stifel, acting as sales agent and/or principal. The Company paid Stifel a commission of 2.0% of the gross proceeds from the sale of shares of its common stock under the 2015 ATM Agreement. The Company concluded sales under the 2015 ATM Agreement in May 2017. In the year ended December 31, 2017, the Company sold approximately 4.5 million shares of common stock pursuant to an effective shelf registration statement filed with the SEC (Reg. No. 333-209813) and a related prospectus supplement, raising net proceeds of $64.1 million.
In December 2018, the Company sold an aggregate of 20 million shares of its common stock through an underwritten public offering at a price to the public of $11.50 per share. As a result of the offering, which includes the exercise in full of the underwriter’s option to purchase additional shares of common stock, the Company received aggregate net proceeds of approximately $217.8 million, after deducting underwriting discounts and commissions and other offering expenses.

18. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2018
Product revenue	$3,521	$11,779	$13,621	$10,763
Research and development revenue	$1,331	$1,252	$1,263	$32,059
Total collaboration revenue	$4,852	$13,031	$14,884	$42,822
Operating loss	$(49,002)	$(70,840)	$(51,815)	$(9,670)
Net loss	$(47,631)	$(69,885)	$(50,300)	$(8,245)
Comprehensive loss	$(48,066)	$(69,611)	$(50,163)	$(8,168)
Net loss per share:
Basic	$(0.63)	$(0.91)	$(0.65)	$(0.10)
Diluted	$(0.63)	$(0.91)	$(0.65)	$(0.10)
Shares used in calculating net loss per share:
Basic	75,454	76,543	77,229	82,087
Diluted	75,454	76,543	77,229	82,087

2017
Product revenue	$23,404	$19,140	$10,890	$13,369
Research and development revenue	$3,210	$4,430	$13,200	$51,239
Total collaboration revenue	$26,614	$23,570	$24,090	$64,608
Operating (loss) income	$(32,592)	$(38,065)	$(34,527)	$12,633
Net (loss) income	$(31,759)	$(36,908)	$(33,188)	$13,759
Comprehensive (loss) income	$(31,825)	$(36,933)	$(33,136)	$13,572
Net (loss) income per share:
Basic	$(0.46)	$(0.50)	$(0.44)	$0.18
Diluted	$(0.46)	$(0.50)	$(0.44)	$0.18
Shares used in calculating net (loss) income per share:
Basic	69,711	73,379	74,611	74,770
Diluted	69,711	73,379	74,611	75,033
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
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2018. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive

Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
Our management, including the supervision and participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission's (COSO) updated 2013 framework entitled "Internal Control—Integrated Framework." Based on its assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.
The independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K has issued its report on the effectiveness of our internal control over financial reporting. This report appears below.
Changes in Internal Control Over Financial Reporting
We use a cloud-based enterprise resource management system provided by an outside service provider for which a service auditor has issued a System and Organization Controls Report (SOC-1) report concerning certain internal controls at the service provider. Upon issuance of the SOC-1 report in January 2019, we learned that the service provider had ineffective information technology change management controls during the period from April 1, 2018 to September 30, 2018, which would have permitted unauthorized changes to be made to production application systems by certain employees of the service provider (the “Deficiency”). After the issuance of the initial SOC-1 report, the service auditor issued a general use attestation report that determined that certain compensating controls that had not previously been tested by the service auditor operated effectively from October 1, 2018 to December 31, 2018, and therefore the Deficiency was remediated and the service provider’s change management controls were operating effectively as of December 31, 2018. The subsequent report indicated that no unauthorized changes were made to data or systems.
As a result of the Deficiency at the service provider, and due to the extent that our own internal controls and financial reporting processes are impacted by the service provider’s enterprise resource management system, in the first quarter of 2019 we determined that we had an interim material weakness in our internal control over financial reporting, which was remediated as of October 1, 2018 due to compensating controls with respect to change management that operated effectively. Apart from the foregoing, there was no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Momenta Pharmaceuticals, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Momenta Pharmaceuticals, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Momenta Pharmaceuticals, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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
February 22, 2019

Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors," "Momenta's Corporate Governance—Our Executive Officers," "Momenta's Corporate Governance—Board Committees" and "Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2019 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.
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
Item 11.    EXECUTIVE COMPENSATION
The information under the headings or subheadings "Executive Compensation," "Compensation of Directors," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for our 2019 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 2019 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. Information required by this Item relating to securities authorized for issuance under equity compensation plans is contained in our definitive proxy statement for our 2019 Annual Meeting of Stockholders under the subheading "Equity Compensation Plan Information" and is incorporated herein by reference.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The discussion under the headings "Certain Relationships and Related Transactions" and "Momenta's Corporate Governance—Board Determination of Independence" in our definitive proxy statement for our 2019 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The discussion under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive proxy statement for our 2019 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Exhibit Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
	Articles of Incorporation and By-Laws
3.1	Third Amended and Restated Certificate of Incorporation.	S-3	3.1	4/30/2013	333-188227
3.2	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation	8-K	3.1	1/30/2019	000-50797
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant.	8-K	3.1	11/8/2005	000-50797
3.4	Fourth Amended and Restated By-Laws of the Registrant, adopted on March 14, 2017.	8-K	3.1	3/17/2017	000-50797

	Instrument Defining the Rights of Security Holders
4.1	Specimen Certificate evidencing shares of common stock.	S-1/A	4.1	6/15/2004	333-113522
	Material Contracts—Collaboration and License Agreements
10.1	Letter Agreement dated January 29, 2007 between Sandoz AG and the Registrant.	10-K	10.16	3/15/2007	000-50797
10.2	Letter Agreement dated February 1, 2007 between Sandoz AG and the Registrant.	10-Q	10.2	5/10/2007	000-50797
10.3†	Collaboration and License Agreement, dated June 13, 2007, by and between Sandoz AG and the Registrant.	10-Q/A	10.1	12/16/2016	000-50797
10.3.1	Amendment No. 1, dated April 25, 2008, to the Collaboration and License Agreement, dated June 13, 2007, by and between Sandoz AG and the Registrant.	10-Q	10.1	5/9/2008	000-50797
10.3.2†	Amendment No. 2, dated December 14, 2009, to the Collaboration and License Agreement, dated June 13, 2007, by and between Sandoz AG and the Registrant.	10-K	10.18	3/12/2010	000-50797
10.3.3	Amendment No. 3, dated April 1, 2011, to the Collaboration and License Agreement dated June 13, 2007 by and between Sandoz AG and the Registrant.	10-Q	10.1	8/5/2011	000-50797
10.3.4†	Amendment No. 4, dated May 26, 2016, to the Collaboration and License Agreement, dated June 13, 2007, by and between Sandoz AG and the Registrant, as amended.	10-Q	10.1	8/5/2016	000-50797
10.3.5†	Amendment No. 5, dated November 30, 2017, to the Collaboration and License Agreement, dated June 13, 2007, by and between Sandoz AG and the Registrant, as amended.	10-K	10.3.5	2/26/2018	000-50797
10.4	Letter Agreement dated November 8, 2011 by and between the Registrant, Sandoz AG and Sandoz Inc.	10-K	10.20	2/28/2012	000-50797
10.5†	Letter agreement by and between Sandoz AG and the Registrant, executed as of October 4, 2017.	10-Q	10.2	11/1/2017	000-50797
10.6†	Collaboration Agreement, by and between Momenta Pharmaceuticals, Inc. and Mylan Ireland Limited, executed as of January 8, 2016.	10-Q/A	10.2	2/3/2017	000-50797
10.7†	License and Option Agreement, by and between the Registrant and CSL Behring Recombinant Facility AG, dated as of January 4, 2017.	10-Q	10.1	5/5/2017	000-50797
10.8†	Letter to the Registrant from CSL Limited, dated as of January 4, 2017.	10-Q	10.2	5/5/2017	000-50797

10.9†	Letter Amendment, dated as of June 27, 2017, to License and Option Agreement, by and between the Registrant and CSL Behring Recombinant Facility AG, dated as of January 4, 2017.	10-Q	10.1	8/4/2017	000-50797
10.10†	Asset Return and Termination Agreement, effective as of December 31, 2016, by and between the Registrant and Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH.	10-K	10.7	2/24/2017	000-50797
10.10.1†	Amendment No. 1 to Asset Return and Termination Agreement, effective as of March 20, 2017, to Asset Return and Termination Agreement, effective as of December 31, 2016, by and between the Registrant and Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH.	10-Q	10.3	5/5/2017	000-50797

	Material Contracts—Management Contracts and Compensation Plans
10.11#	Amended and Restated 2002 Stock Incentive Plan.	10-K	10.17	3/15/2007	000-50797
10.12#	2004 Stock Incentive Plan, as amended.	10-K	10.18	3/15/2007	000-50797
10.13#	Form of Incentive Stock Option Agreement Granted Under 2004 Stock Incentive Plan.	10-Q	10.1	8/16/2004	000-50797
10.14#	Form of Nonstatutory Stock Option Agreement Granted Under 2004 Stock Incentive Plan.	10-Q	10.2	8/16/2004	000-50797
10.15#	Form of Restricted Stock Agreement Under 2004 Stock Incentive Plan.	8-K	10.2	2/28/2008	000-50797
10.16#	Momenta Pharmaceuticals, Inc. 2004 Employee Stock Purchase Plan (as amended and restated).	10-Q	10.6	8/4/2017	000-50797
10.17#	Non-Employee Director Compensation Policy.	10-Q	10.4	8/4/2017	000-50797
10.18#	Employment Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant.	10-Q	10.7	11/8/2006	000-50797
10.18.1#	Amendment effective December 16, 2010 to the Employment Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant.	10-K	10.28	3/10/2011	000-50797
10.19#	Restricted Stock Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant.	10-Q	10.8	11/8/2006	000-50797
10.19.1#	Nonstatutory Stock Option Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant.	10-Q	10.9	11/8/2006	000-50797
10.20#	Incentive Stock Option Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant.	10-Q	10.10	11/8/2006	000-50797
10.21#	Form of Employment Agreement for executive officers.	10-Q	10.3	5/9/2008	000-50797
10.22#	Second Amended and Restated Employment Agreement, dated April 28, 2008, by the Registrant and Ganesh Venkataraman.	10-Q	10.4	5/9/2008	000-50797
10.23#	Form of Amendment to the Employment Agreement for executive officers dated December 15, 2010.	10-K	10.39	3/10/2011	000-50797
10.24#	Amendment No. 1 to the Restricted Stock Agreement made on January 17, 2007 between the Registrant and Craig A. Wheeler dated November 4, 2009.	10-Q	10.1	11/5/2009	000-50797
10.25#	Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan (as amended and restated).	10-Q	10.1	8/9/2018	000-50797
10.26#	Form of Stock Option Agreement under the Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan.	8-K	10.1	6/13/2013	000-50797
10.27#	Form of Restricted Stock Agreement under the Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan.	8-K	10.2	6/13/2013	000-50797
10.28#	Form of Restricted Stock Unit Agreement under the Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan.	10-K	10.27	2/24/2017	000-50797
10.29#	Executive Employment Agreement, effective as of October 27, 2016, by and between the Registrant and Scott M. Storer.	10-K	10.29	2/24/2017	000-50797

10.30#	Industry Consulting Agreement, dated as of December 30, 2016, by and between the Registrant and Richard P. Shea.	10-K	10.30	2/24/2017	000-50797
10.31#	Momenta Pharmaceuticals, Inc. Equity Award Retirement Policy.	10-Q	10.4	5/5/2017	000-50797
10.32#	Agreement and General Release, by and between the Registrant and Matthew Ottmer, dated as of May 4, 2017.	10-Q	10.2	8/4/2017	000-50797
10.33#	Form of Amendment to the Executive Employment Agreements between the Registrant and each of Scott M. Storer, Ganesh V. Kaundinya and Bruce A. Leicher, effective as of June 21, 2017.	10-Q	10.3	8/4/2017	000-50797
10.34#	Form of Amendment to the Executive Employment Agreements between the Registrant and each of Young Kwon, Anthony Manning, Jo-Ann Beltramello, Ian Fier and Santiago Arroyo, effective as of June 29, 2017.	10-Q	10.3	8/4/2017	000-50797
*10.35#	Separation and Release Agreement between the Registrant and Scott M. Storer, dated November 5, 2018.
*10.36#	Separation and Release Agreement between the Registrant and Ganesh V. Kaundinya, dated October 5, 2018.
*10.37#	Separation and Release Agreement between the Registrant and Bruce A. Leicher, dated October 5, 2018.
*10.38#	Employment Agreement, as amended, effective as of May 29, 2017, by and between the Registrant and Michelle Robertson.
*10.39#	Employment Agreement, as amended, effective as of August 10, 2017, by and between the Registrant and Alejandra Carvajal.
	Material Contracts—Leases
10.40†	Sublease Agreement, dated September 14, 2004, by and between Vertex Pharmaceuticals Incorporated and the Registrant.	10-Q	10.9	11/12/2004	000-50797
10.40.1	First Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004), dated September 7, 2005, between Vertex Pharmaceuticals Incorporated and the Registrant.	10-Q	10.3	11/14/2005	000-50797
10.40.2	Second Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of November 21, 2005, between Vertex Pharmaceuticals Incorporated and the Registrant.	10-K	10.47	3/16/2006	000-50797
10.40.3	Third Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of January 27, 2006, between Vertex Pharmaceuticals Incorporated and the Registrant.	10-K	10.48	3/16/2006	000-50797
10.40.4	Letter Agreement (regarding Sublease Agreement, dated September 14, 2004, as amended), dated June 29, 2006, between Vertex Pharmaceuticals Incorporated and the Registrant.	10-Q	10.1	8/9/2006	000-50797
10.40.5	Fourth Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of July 14, 2014, between Vertex Pharmaceuticals Incorporated and the Registrant.	8-K	10.1	7/18/2014	000-50797
10.41	Lease, dated February 5, 2013, by and between BMR-Rogers Street LLC and the Registrant.	10-Q	10.1	5/10/2013	000-50797
10.41.1	First Amendment dated March 21, 2013 to the Lease dated February 5, 2013 by and between BMR-Rogers Street LLC and the Registrant.	10-Q	10.2	5/10/2013	000-50797
10.41.2	Second Amendment to the Lease, dated May 24, 2013, by and between BMR-Rogers Street LLC and the Registrant.	10-Q	10.4	8/6/2013	000-50797
10.41.3	Third Amendment to the Lease, dated December 30, 2015, by and between BMR-Rogers Street LLC and the Registrant.	8-K	10.1	1/5/2016	000-50797

10.41.4	Fourth Amendment dated July 24, 2017 to the Lease dated February 5, 2013 by and between BMR-Rogers Street LLC and the Registrant.	10-Q	10.1	11/1/2017	000-50797
10.41.5	Letter agreement dated November 15, 2017 to the Lease dated February 5, 2013 by and between BMR-Rogers Street LLC and the Registrant.	10-K	10.37.5	2/26/2018	000-50797
*10.41.6	Fifth Amendment dated April 24, 2018 to the Lease dated February 5, 2013 by and between BMR-Rogers Street LLC and the Registrant.
10.41.7	Sixth Amendment dated August 2, 2018 to the Lease dated February 5, 2013 by and between BMR-Rogers Street LLC and the Registrant.	10-Q	10.2	8/9/2018	000-50797
10.42	Sublease, between Biogen MA Inc. and the Registrant, dated September 14, 2016.	10-Q	10.1	11/4/2016	000-50797

Additional Exhibits
*21	List of Subsidiaries
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
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
The following financial information from Momenta Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2018, filed with the SEC on February 22, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018, 2017 and 2016, (ii) the Consolidated Balance Sheets as of December 31, 2018 and 2017, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018, 2017 and 2016 and (v) Notes to Consolidated Financial Statements.

Item 16.    FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTA PHARMACEUTICALS, INC.

	By:	/s/ CRAIG A. WHEELER
Date: February 22, 2019		Craig A. Wheeler President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG A. WHEELER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2019
Craig A. Wheeler

/s/ MICHELLE ROBERTSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2019
Michelle Robertson

/s/ BRUCE DOWNEY	Chairman of the Board of Directors	February 22, 2019
Bruce Downey

/s/ GEORGES GEMAYEL, Ph.D.	Director	February 22, 2019
Georges Gemayel, Ph.D.

/s/ JAMES SULAT	Director	February 22, 2019
James Sulat

/s/ THOMAS KOESTLER, Ph.D.	Director	February 22, 2019
Thomas Koestler, Ph.D.

/s/ COREY N. FISHMAN	Director	February 22, 2019
Corey N. Fishman

/s/ ELIZABETH STONER, M.D.	Director	February 22, 2019
Elizabeth Stoner, M.D.

/s/ STEVEN C. GILMAN, Ph.D.	Director	February 22, 2019
Steven C. Gilman, Ph.D.

/s/ JOSE-CARLOS GUTIERREZ-RAMOS, Ph.D.	Director	February 22, 2019
Jose-Carlos Gutierrez-Ramos, Ph.D.