Form 10-Q
period 2019-03-31
MOMENTA PHARMACEUTICALS INC
filed 2019-05-03
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	MNTA	The Nasdaq Global Select Market

As of April 29, 2019, there were 98,611,523 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are about future events or future results, or are otherwise not statements of historical fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management. In some cases, these statements can be identified by words such as “anticipate,” “approach,” “believe,” “can,” “contemplate,” “continue,” “could,” “ensure,” “estimate,” “expect,” "goal," “intend,” “likely,” “may,” “might,” “objective,” “opportunity,” “plan,” “potential”, “predict,” “project,” “pursue,” “seek,” “schedule,” “should,” “strategy,” “target,” “typically,” “will,” “would,” and other similar words or expressions, or the negative of these words or similar words or expressions. These statements include, but are not limited to, statements regarding our priorities, goals and strategies, including our change in strategic focus toward the discovery and development of our novel drug candidates for rare immune-mediated diseases, including M281, M254 and M230, and the advancement of our late stage biosimilar candidates, M923 and M710; the use, efficacy, safety, potency, tolerability, dosing, convenience, differentiation and commercial potential of our products and product candidates; the design, timing and goals of clinical trials and the availability, timing and announcement of data and results; estimates of incidence of disease and patient populations; market potential and acceptance of our products and product candidates; the timing of regulatory filings, reviews and approvals; our expectations regarding the development and utility of our products and product candidates; development timelines for our product candidates; development, manufacture and commercialization of our products and product candidates; efforts to seek and manage relationships with collaboration partners, including without limitation for our novel therapeutic and biosimilar programs; the timing of launch of products and product candidates; market share and product revenues of our products and product candidates, including GLATOPA and Enoxaparin Sodium Injection; the timing, merits, strategy, impact and outcome of, and decisions regarding, legal proceedings; timing of biosimilar market formation; collaboration revenues and research and development revenues; the sufficiency of our current capital resources and projected milestone payments and product revenues for future operations; our future financial position, including but not limited to our future operating losses, our potential future profitability; our future expenses, including anticipated restructuring charges; the composition and mix of our cash, cash equivalents and marketable securities; our future revenues and our future liabilities; our funding transactions and our intended uses of proceeds thereof; product candidate development costs; receipt of contingent milestone payments; accounting policies, estimates and judgments; our estimates regarding the fair value of our investment portfolio; the market risk of our cash equivalents, marketable securities and derivative, foreign currency and other financial instruments; rights, obligations, terms, conditions and allocation of responsibilities and decision making under our collaboration agreements; the regulatory pathway for biosimilars; our strategy, including but not limited to our regulatory strategy, and scientific approach; the importance of key customer distribution arrangements; market potential and acceptance of our products and product candidates; future capital requirements; reliance on our collaboration partners and other third parties; the competitive landscape; changes in, impact of and compliance with laws, rules and regulations; product reimbursement policies and trends; pricing of pharmaceutical products, including our products and product candidates; our stock price; our intellectual property strategy and position; sufficiency of insurance; attracting and retaining qualified personnel; our internal controls and procedures; acquisitions or investments in companies, products and technologies; entering into collaboration and/or license arrangements; marketing plans; financing our planned operating and capital expenditure; materials used in our research and development; dilution; royalty rates; and vesting of equity awards.

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

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$131,228	$248,334
Marketable securities	204,043	174,076
Collaboration receivable	2,986	11,371
Prepaid expenses and other current assets	7,316	6,318
Assets held-for-sale	710	1,324
Total current assets	346,283	441,423
Marketable securities, long-term	81,182	27,001
Property and equipment, net	15,130	20,944
Restricted cash, long-term	37,898	37,898
Intangible assets, net	2,595	2,883
Other long-term assets	75,362	1,414
Total assets	$558,450	$531,563
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,319	$9,352
Accrued expenses	10,376	14,060
Accrued restructuring	1,556	3,235
Collaboration liabilities	2,770	4,721
Deferred revenue	3,606	3,916
Other current liabilities	23,953	16,227
Total current liabilities	51,580	51,511
Deferred revenue, net of current portion	743	1,774
Other long-term liabilities	83,569	17,270
Total liabilities	135,892	70,555
Commitments and contingencies (Note 8 and 13)
Stockholders’ Equity:
Common stock, $0.0001 par value per share; 200,000 shares authorized, 99,176 shares issued and 98,947 shares outstanding at March 31, 2019 and 100,000 shares authorized, 98,695 shares issued and 98,466 shares outstanding at December 31, 2018	10	10
Additional paid-in capital	1,214,076	1,208,025
Accumulated other comprehensive income (loss)	255	(87)
Accumulated deficit	(788,669)	(743,826)
Treasury stock, at cost, 229 shares	(3,114)	(3,114)
Total stockholders’ equity	422,558	461,008
Total liabilities and stockholders’ equity	$558,450	$531,563
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Collaboration revenue:
Product revenue	$2,352	$3,521
Research and development revenue	1,761	1,331
Total collaboration revenue	4,113	4,852
Operating expenses:
Research and development	27,972	33,242
General and administrative	24,206	20,612
Restructuring	26	—
Total operating expenses	52,204	53,854
Operating loss	(48,091)	(49,002)
Other income, net	3,248	1,371
Net loss	$(44,843)	$(47,631)

Basic and diluted net loss per share	$(0.46)	$(0.63)
Weighted average shares used in computing basic and diluted net loss per share	98,195	75,454

Comprehensive loss:
Net loss	$(44,843)	$(47,631)
Net unrealized holding gain (loss) on available-for-sale marketable securities	342	(435)
Comprehensive loss	$(44,501)	$(48,066)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(44,843)	$(47,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	5,859	1,786
Share-based compensation expense	3,474	4,874
Amortization of premium on investments	(581)	74
Amortization of intangibles	288	288
(Gain) loss on disposal of assets	(440)	76
Changes in operating assets and liabilities:
Collaboration receivable	8,385	10,295
Prepaid expenses and other current assets	(1,508)	205
Other long-term assets	2,722	50
Accounts payable	10	(5,635)
Accrued expenses	(3,962)	(3,746)
Accrued restructuring	(1,679)	—
Collaboration liabilities	(1,951)	(1,370)
Deferred revenue	(1,341)	(748)
Other liabilities	(2,025)	3,329
Net cash used in operating activities	(37,592)	(38,153)

Cash Flows from Investing Activities:
Purchases of property and equipment	(137)	(3,555)
Proceeds from disposal of equipment	1,285	12
Purchases of marketable securities	(133,915)	(43,434)
Proceeds from maturities of marketable securities	50,690	91,382
Net cash provided by (used in) investing activities	(82,077)	44,405

Cash Flows from Financing Activities:
Proceeds from issuance of common stock under stock plans	2,563	8,323
Net cash provided by financing activities	2,563	8,323

Net increase (decrease) in cash, cash equivalents and restricted cash	(117,106)	14,575
Cash, cash equivalents and restricted cash, beginning of period	286,232	96,683
Cash, cash equivalents and restricted cash, end of period	$169,126	$111,258

Non-Cash Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$278	$1,228
Receivable due from stock option exercises	$14	$643
Impact of adopting ASC 606	$—	$5,511

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock					Treasury Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity
Balances at December 31, 2017	76,584	$8	$939,654	$(140)	$(562,254)	(229)	$(3,114)	$374,154
Impact of adopting ASC 606	—	—	—	—	(5,511)	—	—	(5,511)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	691	—	8,966	—	—	—	—	8,966
Issuance of restricted stock	101	—	—	—	—	—	—	—
Cancellation/forfeiture of restricted stock	(47)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	4,874	—	—	—	—	4,874
Unrealized loss on marketable securities	—	—	—	(435)	—	—	—	(435)
Net loss	—	—	—	—	(47,631)	—	—	(47,631)
Balances at March 31, 2018	77,329	$8	$953,494	$(575)	$(615,396)	(229)	$(3,114)	$334,417

	Common Stock					Treasury Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity
Balances at December 31, 2018	98,695	$10	$1,208,025	$(87)	$(743,826)	(229)	$(3,114)	$461,008
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	237	—	2,577	—	—	—	—	2,577
Issuance of restricted stock	280	—	—	—	—	—	—	—
Cancellation/forfeiture of restricted stock	(36)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	3,474	—	—	—	—	3,474
Unrealized gain on marketable securities	—	—	—	342	—	—	—	342
Net loss	—	—	—	—	(44,843)	—	—	(44,843)
Balances at March 31, 2019	99,176	$10	$1,214,076	$255	$(788,669)	(229)	$(3,114)	$422,558
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Business Overview

Momenta Pharmaceuticals, Inc., referred to as Momenta or the Company, was incorporated in the state of Delaware in May 2001 and began operations in early 2002. Its facilities are located in Cambridge, Massachusetts. Momenta is a biotechnology company focused on developing novel therapeutics for rare immune-mediated diseases and other legacy products, including complex generics and biosimilars. The Company presently derives all of its revenue from its collaborations.

Basis of Presentation

In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial statements for interim periods in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission, or the SEC, on February 22, 2019. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company's audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Summary of Significant Accounting Policies

The Company's significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements its Annual Report on Form 10-K for the year ended December 31, 2018, except as described below.

Leases

The Company determines if an arrangement is or contains a lease at inception. For leases with a term of 12 months or less, the Company does not recognize a right-of-use asset or lease liability. The Company's operating leases are recognized on its consolidated balance sheet as other long-term assets, other current liabilities, and other long-term liabilities. The Company does not have any finance leases.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.

Operating lease right-of-use assets also include the effect of any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. Non-lease components as it pertains to the Company's leased premises generally refer to common area maintenance charges related to the premises.

Newly Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about their leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, which provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new lease requirements at the adoption date, not the earliest period presented, and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company elected to apply this transition method at the adoption date of January 1, 2019. The Company also elected to apply the package of practical expedients, under which an entity need not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases. The standard had a material impact on the Company's consolidated balance sheet, but did not have an impact on the Company's consolidated statement of operations and comprehensive loss in the period of adoption. The most significant impact was the recognition of right-of-use assets of $76.7 million and lease liabilities of $93.6 million for operating leases on January 1, 2019. Refer to Note 8, "Leases," for additional disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new standard largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of ASC 718 to apply to nonemployee share-based transactions, as long as the transaction is not effectively a form of financing. The new guidance was effective for the Company on January 1, 2019. The adoption of the standard had no material impact on the Company's consolidated financial statements.

Newly Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Requirements for Fair Value Measurement. The new standard added, modified or removed disclosure requirements under Topic 820 for clarity and consistency. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the guidance will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendment updates the accounting for implementation, setup, and other upfront costs for a customer in a hosting arrangement that is a service contract. The amendment is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendment is permitted, including adoption in any interim period, for all entities. The amendment may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company expects to adopt this amendment prospectively when effective, and does not expect the amendment will have a material impact on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The amendment clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. The amendment also adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. Lastly, the amendment requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2019, and inte rim periods within those fiscal years. The Company is currently evaluating these clarifications in the accounting and presentation for its collaborative arrangements within the scope of Topic 808.

2. Supplemental Cash Flow Statement Information

The following table summarizes the Company’s cash, cash equivalents and restricted cash as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$131,228	$248,334
Restricted cash, long-term	37,898	37,898
Total	$169,126	$286,232

3. Fair Value Measurements

The tables below present information about the Company’s assets that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

Description	Balance as of March 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$63,157	$63,157	$—	$—
Overnight repurchase agreements	7,999	—	7,999	—
Marketable securities:
U.S. government-sponsored enterprise securities	40,972	—	40,972	—
Corporate debt securities	135,671	—	135,671	—
Certificates of deposit	3,061	—	3,061	—
Commercial paper obligations	77,494	—	77,494	—
Asset-backed securities	28,027	—	28,027	—
Total	$356,381	$63,157	$293,224	$—

Description	Balance as of December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$119,955	$119,955	$—	$—
Marketable securities:
U.S. government-sponsored enterprise securities	12,424	—	12,424	—
Corporate debt securities	129,308	—	129,308	—
Certificates of deposit	3,003	—	3,003	—
Commercial paper obligations	30,935	—	30,935	—
Asset-backed securities	25,407	—	25,407	—
Total	$321,032	$119,955	$201,077	$—

Overnight repurchase agreements are classified as Level 2 due to the collateral including both U.S. government-sponsored enterprise securities and treasury instruments.
There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2019 and 2018. In addition, there were no changes in valuation techniques or transfers between the fair value measurement levels during the three months ended March 31, 2019. The fair value of Level 2 instruments classified as marketable securities were determined through third party pricing services. For a description of the Company’s validation procedures related to prices provided by third party pricing services, refer to Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018. The carrying amounts reflected in the Company’s consolidated balance sheets for cash, collaboration receivable, other current assets, accounts payable, accrued restructuring, and accrued expenses approximate fair value due to their short-term maturities.

4. Cash, Cash Equivalents and Marketable Securities

The Company’s cash equivalents are composed of money market funds and overnight repurchase agreements. Money market funds are carried at fair value, which approximate cost at March 31, 2019 and December 31, 2018. Overnight repurchase agreement yields are comparable to money market funds where principal and interest on the instruments is due the next day.

The Company classifies U.S. government-sponsored enterprise securities, corporate debt securities, certificates of deposit, commercial paper and asset-backed securities as short-term and long-term marketable securities in its consolidated financial statements. See Note 2, “Summary of Significant Accounting Policies,” to the Company's consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the Company’s accounting policies.

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of March 31, 2019 and December 31, 2018 (in thousands):

As of March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$131,228	$—	$—	$131,228
U.S. government-sponsored enterprise securities due in one year or less	35,160	31	(1)	35,190
U.S. government-sponsored enterprise securities due in more than one year	5,768	14	—	5,782
Corporate debt securities due in one year or less	100,570	83	(21)	100,632
Corporate debt securities due in more than one year	34,959	82	(2)	35,039
Certificates of deposit due in one year or less	3,056	5	—	3,061
Certificates of deposit due in more than one year	—	—	—	$—
Commercial paper obligations due in one year or less	77,467	27	—	77,494
Asset-backed securities due in one year or less	—	—	—	—
Asset-backed securities due in more than one year	27,990	39	(2)	28,027
Total	$416,198	$281	$(26)	$416,453

Reported as:
Cash and cash equivalents	$131,228	$—	$—	$131,228
Marketable securities	284,970	281	(26)	285,225
Total	$416,198	$281	$(26)	$416,453

As of December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$248,334	$—	$—	$248,334
U.S. government-sponsored enterprise securities due in one year or less	12,428	—	(4)	12,424
Corporate debt securities due in one year or less	128,107	16	(110)	128,013
Corporate debt securities due in more than one year	1,300	—	(5)	1,295
Certificates of deposit due in one year or less	2,702	1	—	2,703
Certificates of deposit due in more than one year	300	—	—	300
Commercial paper obligations due in one year or less	30,911	25	(1)	30,935
Asset-backed securities due in one year or less	25,416	2	(11)	25,407
Total	$449,498	$44	$(131)	$449,411

Reported as:
Cash and cash equivalents	$248,334	$—	$—	$248,334
Marketable securities	201,164	45	(132)	201,077
Total	$449,498	$45	$(132)	$449,411

5. Restricted Cash

The Company designated $36.1 million as collateral for a letter of credit that is security for a bond posted in the litigation against Amphastar and International Medical Systems, Ltd., a wholly owned subsidiary of Amphastar Pharmaceuticals, Inc. Additional information regarding the litigation is discussed within Note 13, "Commitments and Contingencies" herein. The $36.1 million is held on deposit with a bank. The Company classified this restricted cash as long-term as the timing of a final decision in the Enoxaparin Sodium Injection patent litigation is not known.
The following table summarizes the amounts designated as collateral for letters of credit related to the lease of office and laboratory space in Cambridge, Massachusetts (collateral amounts are presented in thousands):

Property Location	Approximate Square Footage	Lease Expiration Date	Letter of Credit Amount	Balance Sheet Classification
320 Bent Street	105,000	2/28/2027	$748	Non-Current Asset
301 Binney Street, Fifth Floor	80,000	6/29/2025	1,101	Non-Current Asset
Total			$1,849

6. Other Assets

As of March 31, 2019 and December 31, 2018, other long-term assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Right-of-use operating lease asset	$74,759	$—
Other	603	1,414
Total other long-term assets	$75,362	$1,414

7. Other Liabilities

As of March 31, 2019 and December 31, 2018, other current and long-term liabilities consisted of the following (in thousands):

Other Current Liabilities

	March 31, 2019	December 31, 2018
Contract liability	$15,000	$15,000
Lease liability	8,812	—
Lease incentive	—	1,052
Deferred rent	—	47
Other	141	128
Total other current liabilities	$23,953	$16,227

Other Long-Term Liabilities

	March 31, 2019	December 31, 2018
Lease liability	$82,685	$—
Lease incentive	—	7,877
Deferred rent	—	8,477
Other	884	916
Total other long-term liabilities	$83,569	$17,270

As of March 31, 2019, the Company included $15.0 million in other current liabilities in connection with the renegotiation with Human Genome Sciences, Inc., or GSK, of certain remaining contractual obligations under a manufacturing services agreement.

8. Leases

The Company's operating leases primarily relate to its two leased premises and are described in the “Notes to Consolidated Financial Statements” in its Annual Report on Form 10-K for the year ended December 31, 2018.

On January 1, 2019, the Company adopted ASU 2016-02, Leases. Refer to Note 1, "Nature of Business and Basis of Presentation" herein for additional disclosures. Lease cost and other information related to the Company's operating leases were as follows:

Three Months Ended March 31, 2019
Lease cost (in thousands)	$3,659
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows (in thousands)	$3,801
Weighted-average remaining lease term (years)	7.3
Weighted-average discount rate	7.5%

Future minimum lease payments and lease liabilities as of March 31, 2019 were as follows (in thousands):

Operating leases
April 1 to December 31, 2019	$11,490
2020	15,744
2021	16,138
2022	16,516
2023	16,655
2024 and beyond	43,709
Total future minimum lease payments	$120,252
Less: imputed interest	(28,755)
Total lease liability	$91,497

Reported as:
Other current liabilities	$8,812
Other long-term liabilities	82,685
Total lease liabilities	$91,497

9. License Agreements and Collaborative Agreements

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

Sandoz began selling Enoxaparin Sodium Injection in July 2010. In June 2015, the Company and Sandoz amended the Agreement to provide that Sandoz would pay the Company 50% of contractually defined profits on sales. Due to increased generic competition and resulting decreased market pricing for the licensed product, Sandoz did not record any profit on sales of the licensed product for the three months ended March 31, 2019 and 2018, and therefore the Company did not record product revenue for the licensed product in those periods. The Company is no longer eligible to receive milestones under the agreement.

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

Following FDA approval of Mylan N.V.'s generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL, which Mylan N.V. announced in October 2017, the Company is no longer eligible to earn $80.0 million in future post-launch commercial milestones payments. The Company is still eligible to receive up to $30.0 million in performance-based milestone payments for GLATOPA in the United States, although the Company believes it is not likely that the performance-based milestones will be achieved. None of these payments, once received, is refundable and there are no general rights of return.

On October 4, 2017, the Company and Sandoz entered into a letter agreement, pursuant to which the Company agreed to reduce its 50% share of contractually defined profits on worldwide net sales of GLATOPA by up to an aggregate of approximately $9.8 million, commencing in the three months ended March 31, 2018, representing 50% of potential GLATOPA 40 mg/mL pre-launch inventory costs. In the three months ended March 31, 2018, the Company's product revenue was reduced by $9.8 million for the Company's 50% share of GLATOPA 40 mg/mL written off by Sandoz.

On March 28, 2019, the Company and Sandoz entered into a settlement agreement with Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, with respect to the suit against the Company in the United States District Court for the District of Delaware alleging infringement related to an additional patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,155,775, with the Company's portion of the settlement payment offset against the Company's profit sharing interest from Sandoz on sales of GLATOPA. In the three months ended March 31, 2019, the Company's product revenue was reduced by $1.5 million for the Company's 50% share of the settlement payments.

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

In November 2018, the Company delivered formal notice of the partial termination of the Mylan Collaboration Agreement with respect to five of the collaboration programs. In January 2019, Mylan and the Company agreed that such partial termination would be effective as of January 31, 2019. As a result, the Company will only continue to advance its late-stage biosimilar candidate M710, its proposed biosimilar to EYLEA under the Mylan Collaboration Agreement.

Under the terms of the Mylan Collaboration Agreement, Mylan paid the Company a non-refundable upfront payment of $45.0 million. In addition, the Company and Mylan equally share costs (including development, manufacturing, commercialization and certain legal expenses) and profits (losses) with respect to such product candidates. Mylan funded its share of collaboration expenses incurred by the Company, in part, through milestone payments totaling $60.0 million, which the Company received in 2016.

For the Company's remaining product candidate, M710, the Company and Mylan both have the right to terminate the program at each party's convenience. If one party decides not to continue development, manufacture and commercialization of this product candidate under the Mylan Collaboration Agreement, the other party will have the right to continue the development, manufacture and commercialization of such product candidate, and the terminating party will need to continue to fund its share of expenses for a pre-specified period, depending on the stage of the product candidate at the time of termination.

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

The Mylan Collaboration Agreement may be terminated by either party for breach by, or bankruptcy of, the other party; for its convenience; or for certain activities involving competing products or the challenge of certain patents. Other than in the case of a termination for convenience, the terminating party will have the right to continue the development, manufacture and commercialization of the terminated product candidates in the terminated countries.

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

The Company determined that the upfront payment constituted the entirety of the consideration to be included in the transaction price to be allocated to the performance obligations at contract inception based on the stand-alone selling prices for each of the six license and service performance obligations. For the licenses, the relative stand-alone selling prices were based on an analysis of its existing license arrangements and other available data, with consideration given to the products’ stage of development at the time the licenses were delivered. The stand-alone selling prices of the research and development services were based on the nature and extent of the research and development services to be performed. Changes in the key assumptions used to determine the relative stand-alone selling prices would not have a significant effect on the allocation of the transaction price to the performance obligations. Of the $45.0 million upfront payment, $8.2 million was allocated to M834, $7.1 million was allocated to M710, and between $5.7 million and $9.0 million was allocated to the four additional performance obligations.

The Company considered both input and output methods to determine a method that depicts its performance in transferring control of the goods and services promised. The Company concluded that costs incurred to date, as a proportion of the total estimated costs to bring each product candidate through FDA approval, depict the performance of the research and development services.

As a result of providing a notice of partial termination of the Mylan Collaboration Agreement in November 2018, specifically with respect to the five biosimilar programs other than M710, the Company concluded that it had changed the enforceable rights and obligations under the agreement, and therefore had modified the Mylan Collaboration Agreement. Because the remaining services to be performed prior to the effective date of termination for the five biosimilar programs are not distinct, the Company concluded that each represented a performance obligation that is partially satisfied as of the date the Company provided the notice of partial termination.

As of March 31, 2019, $4.3 million of the transaction price remains allocated to unsatisfied performance obligations and is included in deferred revenue in the condensed consolidated balance sheet. The license and related research and development services performance obligations are expected to be delivered over a period through estimated FDA approval for M710 and through the termination date of the remaining product candidates.

Development milestones, sales-based milestones, and profit share related to the license of intellectual property will be recognized by analogy to the Company’s revenue accounting policies.

Collaboration Costs and Reimbursements

Collaboration costs incurred by the parties are subject to quarterly reconciliation such that the final amount of expense included in the Company's statement of operations is equal to its 50% share of the total collaboration costs. The Company classifies the payments received or made under the cost sharing provisions of the arrangement as a component of research and development or general and administrative expense accordingly to reflect the joint risk sharing nature of the arrangement. Mylan funds its 50% share of development-related collaboration costs through contingent milestone payments, while other shared collaboration costs are reconciled by the parties with the owing party reimbursing the other party by making quarterly payments. The Company records a contract asset to reflect a receivable due from Mylan for Mylan’s 50% share of other shared collaboration costs and a contract liability to reflect the balance of any advance payment from Mylan to be applied towards Mylan’s 50% share of future development-related collaboration costs.

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

The term of the agreement commenced on February 17, 2017 and, unless earlier terminated, continues until the later of (i) the expiration of all payment obligations with respect to products under the agreement, (ii) the Company is no longer co-funding development or commercialization of any products and (iii) the Company and CSL are not otherwise collaborating on the development and commercialization of products or product candidates. CSL may terminate the agreement on a product-by-product basis subject to notice periods and certain circumstances related to clinical development. The Company may terminate the agreement under certain circumstances related to the development of M230 and if no activities are being conducted under the agreement. Either party may terminate the agreement (i) on a product-by-product basis if certain patent challenges are made, (ii) on a product-by-product basis for material breaches, or (iii) due to the other party’s bankruptcy.

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

Upfront Payments for License of Intellectual Property

The Company identified the following material promises under the contract: (i) license to research, develop, manufacture and commercialize M230 and (ii) to perform a technology transfer to CSL. The Company’s participation in the joint steering committee and other promises were assessed as immaterial in the context of the contract. As the licenses and technology transfer are not capable of being distinct and are not distinct within the context of the contract, the Company concluded that the bundle of the licenses and technology transfer should be combined as one performance obligation. The combined performance obligation was delivered in 2017. As the $50.0 million upfront payment reflected the transaction price at contract inception, all revenue related to the single performance obligation was recognized in prior periods. Development milestones, sales-based milestones, and profit share related to the license of intellectual property will be recognized by analogy to the Company’s revenue accounting policies.

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

	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Contract assets
Collaboration receivables:
Opening balance - January 1, 2019	$—	$11,281	$90	$—	$11,371
Revenue / cost recovery	—	2,772	214	—	2,986
Cash receipts	—	(11,281)	(90)	—	(11,371)
Ending balance - March 31, 2019	$—	$2,772	$214	$—	$2,986

Contract liabilities
Deferred revenue:
Opening balance - January 1, 2019	$—	$—	$5,690	$—	$5,690
Revenue recognition	—	—	(1,341)	—	(1,341)
Ending balance - March 31, 2019	—	—	4,349	—	4,349
Less: current portion	—	—	(3,606)	—	(3,606)
Deferred revenue, net of current portion - March 31, 2019	$—	$—	$743	$—	$743

Collaboration liabilities:
Opening balance - January 1, 2019	$—	$—	$1,412	$3,309	$4,721
Payments	—	—	—	(3,308)	(3,308)
Net collaboration costs incurred in the period	—	—	75	1,282	1,357
Ending balance - March 31, 2019	$—	$—	$1,487	$1,283	$2,770

	For the Three Months Ended March 31, 2019
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$—	$2,352	$—	$—	$2,352
Research and development revenue	—	420	1,341	—	1,761
Total collaboration revenue	$—	$2,772	$1,341	$—	$4,113
Operating expenses:
Research and development expense	—	54	2,778	58	2,890
General and administrative expense	4,300	25	268	9	4,602
Net amount (recovered from) / payable to collaborators	—	—	(139)	1,282	1,143
Total operating expenses	$4,300	$79	$2,907	$1,349	$8,635

	For the Three Months Ended March 31, 2018
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$—	$3,521	$—	$—	$3,521
Research and development revenue	4	579	748	—	1,331
Total collaboration revenue	$4	$4,100	$748	$—	$4,852
Operating expenses:
Research and development expense	$—	$117	$9,372	$303	$9,792
General and administrative expense	2,479	16	586	11	3,092
Net amount (recovered from) / payable to collaborators	—	—	(2,382)	1,865	(517)
Total operating expenses	$2,479	$133	$7,576	$2,179	$12,367

10. Share-Based Payments

The table below presents share-based compensation expense for research and development, general and administrative , and restructuring expense, all of which are included in operating expenses, in the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Research and development	$1,087	$1,925
General and administrative	2,387	2,949
Total share-based compensation expense	$3,474	$4,874

The following table summarizes share-based compensation expense recorded in each of the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Stock options	$1,381	$2,076
Restricted stock awards and restricted stock units	2,014	2,700
Employee stock purchase plan	79	98
Total share-based compensation expense	$3,474	$4,874

During the three months ended March 31, 2019, the Company granted 1,569,567 options to its employees and board members. The average grant date fair value of options granted was calculated using the Black-Scholes-Merton option-pricing model and the weighted average assumptions are noted in the table below. The weighted average grant date fair value of option awards granted during the three months ended March 31, 2019 and 2018 was $6.47 and $8.05, respectively.

The following table summarizes the weighted average assumptions the Company used in its fair value calculations at the date of grant:

	Weighted Average Assumptions
	Stock Options		Employee Stock Purchase Plan
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Expected volatility	51%	48%	49%	49%
Expected dividends	—	—	—	—
Expected life (years)	5.9	6.1	0.5	0.5
Risk-free interest rate	2.5%	2.7%	2.3%	1.4%

Since April 13, 2016, the Company has awarded 1,785,600 shares of performance-based restricted stock to its employees. The vesting of the shares was subject to the Company achieving up to two of three possible performance milestones on or before April 13, 2019, subject to a requirement that recipients remain employees through each applicable vesting date. Upon achieving each of the first and second milestones, 25% of the shares would vest on the later of the milestone achievement date and the first anniversary of the grant date, and an additional 25% of the shares would vest on the one year anniversary of such achievement date. During the three months ended March 31, 2018, one of the performance milestones was met. As a result, approximately 25% of the awards vested in the first quarter of each of 2018 and 2019. The remaining performance milestones were not achieved. For the three months ended March 31, 2019, the Company recognized an immaterial amount of stock-based compensation costs related to these awards. The performance period ended April 13, 2019 and no additional stock-based compensation costs will be recognized.

Since October 2018, the Company has awarded 1,873,283 performance-based restricted stock units, or PSUs, to its employees. The vesting of these PSUs is subject to the Company achieving up to three possible performance milestones related to the Company's active novel programs. One sixth of the units will vest upon the achievement of each milestone and one sixth shall vest on the one-year anniversary of that date, with the first possible vesting date on October 17, 2019 and subject to acceleration upon certain events. At March 31, 2019, the Company concluded that it was not probable that any of the performance milestones would be achieved. For the three months ended March 31, 2019, the Company recognized no stock compensation costs related to these awards.

11. Net Loss Per Common Share

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

The following table presents anti-dilutive shares for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Outstanding stock options	4,683	3,635
Restricted stock awards and units	696	701

12. Restructuring

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

The following table outlines the components of the restructuring charges during the three months ended March 31, 2019 included in the condensed consolidated statement of operations and comprehensive loss, and ending liability recorded in the condensed balance sheet as at March 31, 2019 (in thousands):

	Remaining liability at December 31, 2018	Adjustments during the period ended March 31, 2019	Amount paid during the period ended March 31, 2019	Remaining liability at March 31, 2019
Employee severance, bonus and other	$3,235	$26	$(1,705)	$1,556
Total restructuring charges	$3,235	$26	$(1,705)	$1,556

13. Commitments and Contingencies

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

GLATOPA 40 mg/mL-Related Litigation

On September 10, 2014, Teva and Yeda Research and Development Co., Ltd., or Yeda, filed a suit against us and Sandoz in the United States District Court for the District of Delaware in response to the filing by Sandoz of the ANDA with a Paragraph IV certification for GLATOPA 40 mg/mL. The suit initially alleged infringement related to two Orange Book-listed patents for COPAXONE 40 mg/mL, and sought declaratory and injunctive relief prohibiting the launch of the Company's product until the last to expire of these patents. In April 2015 and November 2015, Teva and Yeda filed additional suits against us and Sandoz in the United States District Court for the District of Delaware alleging infringement related to additional Orange Book-listed patents for COPAXONE 40 mg/mL, which were consolidated with the initial suit. Teva and Yeda sought declaratory and injunctive relief prohibiting the launch of GLATOPA 40 mg/mL until the expiration of the patents at issue. On January 30, 2017, the District Court found the four patents to be invalid due to obviousness. In February 2017, Teva and Yeda appealed the District Court's January 30, 2017 decision to the U.S. Court of Appeals for the Federal Circuit, or CAFC. On October 12, 2018, the CAFC affirmed the District Court's decision that the four patents were invalid. The time period for appeal by Teva and Yeda has expired so the CAFC decision is binding.
On January 31, 2017, Teva filed a suit against the Company and Sandoz in the United States District Court for the District of New Jersey alleging infringement related to an additional patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,155,775. The Company and Sandoz filed a motion to dismiss and a motion to transfer the suit to the United States District Court for the District of Delaware. On January 31, 2017, Teva voluntarily dismissed the Company from the New Jersey suit for U.S. Patent No. 9,155,775, maintaining the suit against Sandoz. On May 23, 2017, the United States District Court for the District of New Jersey granted the Company's and Sandoz's motion to transfer the suit to the United States District Court for the

District of Delaware. Pursuant to the Court's amended schedule a trial was scheduled to commence before the United States District Court for the District of Delaware on May 6, 2019. On March 28, 2019, the Company and Sandoz entered into a settlement agreement with Teva dismissing the suit and a stipulation of dismissal was filed with and entered by the Court the following day. Under the terms of the settlement agreement, the Company and Sandoz will provide certain payments to Teva, with the Company's portion of such payment being an offset to its profit share interest from Sandoz on sales of GLATOPA.
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
M923-Related Proceedings
On March 19, 2019, UFCW Local 1500 Welfare Fund, or UFCW, filed a class action suit against AbbVie Inc., AbbVie Biotechnology Ltd., Amgen Inc., Samsung Bioepsis Co., Ltd., Mylan, Inc., Mylan Pharmaceuticals, Inc., Sandoz, Fresenius Kabi USA, LLC, Pfizer Pharmaceuticals, Inc. and the Company, in the United States District Court for the Northern District of Illinois on behalf of itself and all others similarly situated for alleged violations of state and federal antitrust and consumer protection laws. According to the complaint, UFCW is seeking injunctive and other equitable relief and damages. A second complaint mirroring that filed by UFCW, was filed on April 19, 2019 in United States District Court for the Northern District of Illinois by the Sheet Metal Workers’ location Union No. 28 Welfare Fund on behalf of itself and all others similarly situated also names AbbVie Inc., AbbVie Biotechnology Ltd., Amgen Inc., Samsung Bioepsis Co., Ltd., Mylan, Inc., Mylan Pharmaceuticals, Inc., Sandoz, Fresenius Kabi USA, LLC, Pfizer Pharmaceuticals, Inc. and the Company as defendants. While the outcome of litigation is inherently uncertain, the Company believes both of these suits are without merit, and it intends to vigorously defend itself in these litigations.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many important factors, such as those set forth under “Risk Factors” in Part II., Item 1A. of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biotechnology company focused primarily on discovering and developing novel drug candidates for rare immune-mediated diseases and developing two of our late stage biosimilar candidates.
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
We have terminated all future development of any new or early stage biosimilar and complex generic products. We retained our commercial partnership with Sandoz AG, or Sandoz, for our generic versions of COPAXONE and LOVENOX, which are approved products. We believe that Sandoz' sales of GLATOPA, our generic version of COPAXONE, can generate cash flow to help fund our novel pipeline. We have also retained our wholly owned HUMIRA biosimilar, which is fully developed and for which we are ready to submit an application for approval, subject to finalization of our commercialization strategy. In addition, we are developing our EYLEA biosimilar, in collaboration with Mylan Ireland Limited, or Mylan, a wholly-owned indirect subsidiary of Mylan N.V., which is currently in a pivotal clinical trial in patients. We believe both of these programs have the potential to generate revenue in the 2023 time frame to help fund our novel portfolio. Pursuant to our collaboration agreement with Mylan, we have delivered formal notice of our termination of participation in all other biosimilar programs, which became effective as of January 31, 2019. As a result of this restructuring, we announced in October 2018 that we would reduce our workforce by approximately 50%, which reduction was substantially completed as of the end of 2018.
To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. Although we were profitable in fiscal years 2010 and 2011, since that time we have been incurring operating losses and we expect to incur annual operating losses over the next several years as we advance our drug development portfolio. As of March 31, 2019, we had an accumulated deficit of approximately $788.7 million. We will need to generate significant revenue to return to profitability. We expect that our return to profitability, if at all, will most likely come from the commercialization of the products in our drug development portfolio.
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
Since Sandoz' launch of GLATOPA 40mg/mL in February 2018, Sandoz has encountered aggressive pricing and contracting tactics from competitors, which has limited uptake of the product and, as a result, we expect modest revenues for the product in the future. As of March 31, 2019, 40 mg/mL glatiramer acetate injection accounted for approximately 84% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.
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
Legal proceedings related to Enoxaparin Sodium Injection are described under "Part II. Item 1. Legal Proceedings - Enoxaparin Sodium Injection-Related Proceedings."
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
Legal proceedings related to M923 are described under "Part II. Item 1. Legal Proceedings - M923-Related Proceedings."
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
During the three months ended December 31, 2018, we commenced a Phase 2 proof-of-concept clinical trial for M281 in generalized myasthenia gravis, or gMG, and in hemolytic disease of the fetus and newborn, or HDFN.
M230 (CSL730) - Recombinant Fc Multimer Candidate
M230 is a novel recombinant trivalent human IgG1 Fc multimer containing three IgG Fc regions joined to maximize activity. Nonclinical data have shown that M230 enhances the molecules' avidity and affinity for the Fc receptors matching the potency and efficacy of IVIg at significantly lower doses.
Pursuant to the License and Option Agreement with CSL Behring Recombinant Facility AG (CSL), or the CSL License Agreement, effective February 17, 2017, we granted CSL an exclusive worldwide license to research, develop, manufacture and commercialize M230. On August 28, 2017, we exercised our 50% co-funding option, which is discussed further in Note 9 "License Agreements and Collaboration Agreements" to our consolidated financial statements. CSL's Phase I study in healthy volunteers to evaluate safety and tolerability of M230 is ongoing and is targeted for completion in 2019.
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

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

Product revenue includes our contractually defined profits earned on Sandoz’ sales of GLATOPA and Enoxaparin Sodium Injection.

The following data summarizes our collaboration revenues for the periods indicated.

	Three Months Ended March 31,				Change period over period
	2019	% of Total Collaboration Revenue	2018	% of Total Collaboration Revenue	2019 compared to 2018
Collaboration revenue:	(in thousands)		(in thousands)		(in thousands)%
Product revenue	$2,352	57%	$3,521	73%	$(1,169)	(33.2)%
Research and development revenue	1,761	43%	1,331	27%	430	32.3%
Total collaboration revenue	$4,113	100%	$4,852	100%	$(739)	(15.2)%

Product Revenue

GLATOPA
Sandoz commenced sales of GLATOPA 20 mg/mL in the United States in June 2015 and GLATOPA 40 mg/mL in February 2018. We earn 50% of contractually defined profits on Sandoz’ sales of GLATOPA. Pursuant to the letter agreement dated October 4, 2017 between Sandoz and us, we agreed to reduce our 50% contractual profit share commencing in the three months ended March 31, 2018 by up to an aggregate of approximately $9.8 million, representing 50% of potential GLATOPA 40 mg/mL pre-launch inventory costs.
We estimate that the number of prescriptions for GLATOPA 20 mg/mL represented approximately 40% of the once-daily 20 mg/mL U.S. glatiramer acetate market.
Since Sandoz' launch of Glatopa 40mg/mL in February 2018, Sandoz has encountered aggressive pricing and contracting tactics from competitors, which has limited uptake of the product, and, as a result, we expect modest sales for the product in the future. As of March 31, 2019, 40 mg/mL glatiramer acetate injection accounted for approximately 84% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.
Q1 2019 vs Q1 2018
The decrease in product revenue of $1.2 million, or 33.2%, from the three months ended March 31, 2018 to the three months ended March 31, 2019 was primarily due to lower net sales of GLATOPA driven by competition and a $1.5 million legal settlement payment to Teva, representing our 50% share. For the three months ended March 31, 2018, product revenue decreased $9.8 million, reflecting our 50% share of GLATOPA 40 mg/mL inventory written off by Sandoz.
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
We expect to recognize revenue from the remaining balance of $4.3 million from Mylan's $45.0 million upfront payment on a quarterly basis in an amount commensurate with our progress towards meeting performance obligations with respect to M710 under the Mylan Collaboration Arrangement.
Q1 2019 vs Q1 2018
The increase in research and development revenue of $0.4 million, or 32.3%, from the three months ended March 31, 2018 to the three months ended March 31, 2019 was due to higher revenue recognized on the collaborative upfront payment from Mylan of $0.6 million, offset in part by a $0.2 million decrease in reimbursement revenue for Glatopa expenses.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands:

	Three Months Ended March 31,				Change period over period
	2019	% of Total Operating Expenses	2018	% of Total Operating Expenses	2019 compared to 2018
	(in thousands)	(%)	(in thousands)	(%)	(in thousands)	(%)
Operating expenses:
Research and development	$27,972	54%	$33,242	62%	$(5,270)	(16)%
General and administrative	24,206	46%	20,612	38%	3,594	17%
Restructuring	26	—%	—	—%	26	100%
Total operating expenses	$52,204	100%	$53,854	100%	$(1,650)	(3)%
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

•
costs of manufacturing clinical trial material, acquiring reference comparator materials and manufacturing nonclinical study supplies and other materials from contract manufacturing organizations, or CMOs, and related costs associated with release and stability testing; and

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
The lengthy process of securing FDA approval for new drugs, generics and biosimilars requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall. Accordingly, we cannot currently estimate with any degree of certainty the amount of time or money that we will be required to expend in the future on our product candidates prior to their regulatory approval, if such approval is ever granted. As a result of these uncertainties surrounding the timing and outcome of any approvals, we are currently unable to estimate when, if ever, our product candidates will generate revenues and cash flows.
The following table sets forth the primary components of our research and development external expenditures, including the amortization of our intangible assets, for each of our principal development programs for the three months ended March 31, 2019 and 2018. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of March 31, 2019	Three Months Ended March 31,
		2019	2018
External Costs Incurred by Product Area:
Novel Therapeutics	Various (1)	$12,762	$6,493
Biosimilars	Various (2)	2,879	3,919
Complex Generics	(3)	54	117
Internal Costs		12,277	22,713
Total Research and Development Expenses		$27,972	$33,242
_______________________________________

(1)
Our novel therapeutic programs include M281, for which we commenced two Phase 2 clinical trials during the three months ended December 31, 2018; M230, for which our licensee's, CSL's, Phase I study in healthy volunteers to evaluate safety and tolerability of M230 is ongoing and is targeted for completion in 2019; M254, for which we have completed our IND-enabling toxicology study and have initiated a Phase 1/2 clinical study in early 2019; as well as other discovery and nonclinical stage programs.

(2)
Biosimilars are M923, a biosimilar candidate of HUMIRA® (adalimumab), and M710, a biosimilar candidate of EYLEA® (aflibercept). We intend to submit a biologics license application for M923 with the FDA, subject to finalization of our regulatory and commercialization strategy. For M710, Mylan initiated a pivotal clinical trial in patients in the United States in August 2018. In November 2018, we provided notice to Mylan terminating our participation in the development of our biosimilar programs other than M710.

(3)
Includes external costs for GLATOPA and Enoxaparin Sodium Injection. In July 2010, the first ANDA for Enoxaparin Sodium Injection was approved by the FDA, and Sandoz launched the product. In April 2015, the FDA approved the ANDA for once-daily GLATOPA 20 mg/mL. Sandoz launched GLATOPA 20 mg/mL in June 2015. In February 2018, the FDA approved the ANDA for three-times-weekly GLATOPA 40 mg/mL, and Sandoz launched the product. For more information on GLATOPA (glatiramer acetate injection) 40 mg/mL, see "-Overview-Complex Generics-GLATOPA® 40 mg/mL-Generic Three-times-weekly COPAXONE® (glatiramer acetate injection) 40 mg/mL."

Q1 2019 vs Q1 2018
External costs of our novel therapeutic programs increased by $6.3 million, or 96.6%, from the three months ended March 31, 2018 to the three months ended March 31, 2019, and were primarily driven by clinical trial activity for M281 as described in Note 1 in the above table. External expenditures for our biosimilars programs decreased by $1.0 million, or 26.5%, from the three months ended March 31, 2018 to the three months ended March 31, 2019, primarily due to decreased spending on M740 as we provided notice in November 2018 to terminate this program, among other biosimilar programs, under our Mylan collaboration, effective January 2019. Internal costs decreased by $10.4 million, or 45.9% from the three months ended March 31, 2018 to the three months ended March 31, 2019 primarily due to decreased personnel costs, due in part to the workforce reduction announced in October 2018 and reductions in lease costs.
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
Q1 2019 vs Q1 2018
The increase of $3.6 million, or 17.4%, from the three months ended March 31, 2018 to the three months ended March 31, 2019 was driven by the increased depreciation of $4.8 million as we evaluate estimates of the useful lives of depreciable assets, primarily the shortening of the useful lives of our leasehold improvements, and legal costs of $1.1 million relating to our ongoing litigation. These were partially offset by decreased personnel salaries and stock based compensation of $2.1 million due in part to the workforce reduction announced in October 2018.
Restructuring
Restructuring charges consist of severance, bonus, share-based compensation, and impairment of equipment associated with our workforce reduction. See Note 12 "Restructuring" to our condensed consolidated financial statements contained in Part I, Item I of this Quarterly Report on Form 10-Q for further discussion.
Other Income, Net
Other income, net includes other items of non-operating income and expense. Other income, net was $3.2 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively. The increase of $1.8 million, or 15.0%, from the three months ended March 31, 2018 to the three months ended March 31, 2019 was the result of higher interest income due to higher invested balances arising from recent financing activities and the benefit of higher market yields on our investments.
Equity Financings
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
Liquidity and Capital Resources

At March 31, 2019, we had $416.5 million in cash, cash equivalents and marketable securities. In addition, we also held $37.9 million in restricted cash, of which $36.1 million serves as collateral for a security bond posted in the litigation against Amphastar.
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
Cash, Cash Equivalents and Marketable Securities
Our funds at March 31, 2019 were primarily invested in commercial paper, overnight repurchase agreements, asset-backed securities, U.S. government-sponsored enterprise securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 12 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs.
We do not believe that our cash equivalents and marketable securities were subject to significant market risk at March 31, 2019.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(37,592)	$(38,153)
Net cash provided by (used in) investing activities	$(82,077)	$44,405
Net cash provided by financing activities	$2,563	$8,323
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(117,106)	$14,575

Cash used in operating activities

The cash used in operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Cash used in operating activities was $37.6 million for the three months ended March 31, 2019 reflecting a net loss of $44.8 million, which was partially offset by non-cash charges of $6.1 million for depreciation and amortization of property, equipment and intangible assets and $3.5 million in shared-based compensation.  The net change in our operating assets and liabilities used cash of $1.3 million and resulted primarily from $1.7 million in payments of termination benefits from our Workforce Reduction, a decrease in collaboration liabilities of $2.0 million in connection with our collaboration agreements with CSL and Mylan, recognition of $1.3 million revenue recognized on the upfront payment from Mylan, and a $4.8 million change in other working capital, partially offset by a decrease of $8.4 million in receivables due from Sandoz for our profit share interest.

Cash used in operating activities was $38.2 million for the three months ended March 31, 2018 reflecting a net loss of $47.6 million, which was partially offset by non-cash charges of $2.1 million for depreciation and amortization of property, equipment and intangible assets and $4.9 million in shared-based compensation.  The net change in our operating assets and liabilities provided cash of $2.4 million and primarily resulted from the receipt of $13.4 million for Sandoz' sales of GLATOPA 20 mg/mL and Enoxaparin, partially offset by a decrease in accounts payable and accrued expenses of $9.4 million and a decrease in our collaboration liabilities of $1.4 million in connection with our collaboration agreements with CSL and Mylan.

Cash provided by (used in) investing activities

Cash used in investing activities of $82.1 million for the three months ended March 31, 2019 includes cash outflows of $133.9 million for purchases of marketable securities and $0.1 million for purchases of property and equipment, partially offset by cash inflows of $50.7 million from maturities of marketable securities and $1.3 million in proceeds from the disposal of equipment.

Cash provided by investing activities of $44.4 million for the three months ended March 31, 2018 included cash outflows of $43.4 million for purchases of marketable securities and $3.6 million for purchases of property and equipment, partially offset by cash inflows of $91.4 million from maturities of marketable securities.

Cash provided by financing activities

Cash provided by financing activities of $2.6 million for the three months ended March 31, 2019 consists solely of proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

Cash provided by financing activities of $8.3 million for the three months ended March 31, 2018 consists solely of proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

 Contractual Obligations

Our major outstanding contractual obligations relate to license maintenance obligations, including royalties payable to third parties, and operating lease obligations. Our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 22, 2019, have not materially changed since we filed that report.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018 are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There have been no material changes to our critical accounting policies since the filing of such Form 10-K.

New Accounting Standards

Please refer to Note 1 “Nature of Business and Basis of Presentation” to our condensed consolidated financial statements contained in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2019, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. In addition, we are not materially exposed to foreign currency risks. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2019. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On January 31, 2017, Teva filed a suit against us and Sandoz in the United States District Court for the District of New Jersey alleging infringement related to an additional patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,155,775. We and Sandoz filed a motion to dismiss and a motion to transfer the suit to the United States District Court for the District of Delaware. On January 31, 2017, Teva voluntarily dismissed us from the New Jersey suit for U.S. Patent No. 9,155,775, maintaining the suit against Sandoz. On May 23, 2017, the United States District Court for the District of New Jersey granted our and Sandoz's motion to transfer the suit to the United States District Court for the District of Delaware. Pursuant to the Court's amended schedule a trial was scheduled to commence before the United States District Court for the District of Delaware on May 6, 2019. On March 28, 2019, we and Sandoz entered into a settlement agreement with Teva dismissing the suit and a stipulation of dismissal was filed with and entered by the Court the following day. Under the terms of the settlement agreement, we and Sandoz will provide certain payments to Teva, with our portion of such payment being an offset to our profit share interest from Sandoz on sales of GLATOPA.
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
In April 2017, we, Sandoz and Actavis, or the Settling Parties, settled and signed reciprocal releases of all claims, and filed a voluntary stipulation with the District Court, pursuant to which the Settling Parties stipulated and agreed to dismiss with prejudice all claims and counterclaims among the Settling Parties, without fees or costs to any party, and with the Settling Parties waiving any and all right of appeal. The District Court trial was held in July 2017, and the jury verdict found our patent to be infringed, but invalid and unenforceable. In February 2018, the District Court confirmed the jury’s opinion that the patent was infringed but invalid, but narrowed the jury’s recommendation on unenforceability by finding our patent to be unenforceable against only one of the two infringing methods used by Amphastar. On March 20, 2018, the District Court entered its final judgment affirming its February 2018 rulings. On March 27, 2018, we and Sandoz filed a notice of appeal of the final judgment with the CAFC. The appeal has been docketed and briefing was completed on November 19, 2018. On

February 20, 2019, we and Sandoz filed with the District Court a motion for relief from judgment with respect to its final judgment. In the event that we are not successful in further appeal or prosecution or settlement of this action against Amphastar, and Amphastar is able to prove it suffered damages as a result of the preliminary injunction, we could be liable for damages for up to $35.0 million of the security bond. We posted $36.1 million as collateral for the security bond and classified the collateral as restricted cash in our consolidated balance sheet. On March 23, 2018, Amphastar filed a motion to enforce liability on the security bond with the District Court. On April 3, 2018, we and Sandoz filed an emergency motion to defer consideration of Amphastar's motion to enforce liability on the security bond pending exhaustion of appeals. On July 16, 2018, the District Court denied Amphastar's motion to enforce liability on the security bond and allowed our and Sandoz' motion to defer consideration. Litigation involves many risks and uncertainties, and there is no assurance that we or Sandoz will prevail in this patent enforcement suit.
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
M923-Related Proceedings
On March 19, 2019, UFCW Local 1500 Welfare Fund, or UFCW, filed a class action suit against AbbVie, Inc., AbbVie Biotechnology Ltd., Amgen Inc., Samsung Bioepsis Co.,Ltd, Mylan, Inc., Mylan Pharmaceuticals, Inc., Sandoz, Fresenius Kabi USA,LLC, Pfizer Pharmaceuticals, Inc. and us, in the United States District Court for the Northern District of Illinois on behalf of itself and all others similarly situated for alleged violations of state and federal antitrust and consumer protection laws. According to the complaint, UFCW is seeking injunctive and other equitable relief and damages. A second complaint mirroring that filed by UFCW, was filed on April 19, 2019 in United States District Court for the Northern District of Illinois by the Sheet Metal Workers’ location Union No. 28 Welfare Fund on behalf of itself and all others similarly situated also names AbbVie Inc., AbbVie Biotechnology Ltd., Amgen Inc., Samsung Bioepsis Co.,Ltd, Mylan, Inc., Mylan Pharmaceuticals, Inc., Sandoz,

Fresenius Kabi USA,LLC, Pfizer Pharmaceuticals, Inc. and us as defendants. While the outcome of litigation is inherently uncertain, we believe both of these suits are without merit, and we intend to vigorously defend ourselves in these litigations.

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
Also on October 1, 2018, as a result of our strategic business review, we restructured our executive team and commenced a reduction of our workforce by 50%. Our executive team and workforce after these actions may not be sufficient to fully execute our shift to a novel drug biotechnology company, and we may not be able to effectively retain or attract qualified executive management or employees needed to implement this strategy.
We incurred $17.8 million in restructuring charges in connection with the reduction in workforce in 2018. We do not expect any material additional expenses. However, our restructuring activities may also result in unexpected risks or costs, such as termination or other costs relating to restructuring our real property leases, employee claims and contractual disputes and the risk that the actual financial and other impacts of the reductions could vary materially from the outcomes anticipated, which may have a material adverse effect on our results of operations or financial condition.
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
Our near-term ability to generate GLATOPA product revenue also depends in large part on Sandoz' ability to maintain market share and favorable pricing levels for GLATOPA 20 mg/mL and achieve profitable sales and market share for GLATOPA 40 mg/mL. In October 2017, Mylan N.V. announced the launch of its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Since Sandoz' launch of Glatopa 40mg in February, Sandoz has encountered aggressive pricing and contracting tactics from competitors and as a result we expect modest sales for the product in the future. Our near-term ability to generate GLATOPA 40 mg/mL product revenue will depend on Sandoz' ability to compete with Teva's three-times-weekly COPAXONE 40 mg/mL product and any generic equivalents. As of March 31, 2019, 40 mg/mL glatiramer acetate injection accounted for approximately 84% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. If other competitors receive approval to market generic versions of the 20 mg/mL or 40 mg/mL formulations of COPAXONE, our product revenue and profits would be further impacted, and as a result, our business, including our near-term financial results and our ability to utilize GLATOPA revenue to fund future discovery and development programs, may suffer.
Any future Enoxaparin Sodium Injection product revenue is dependent on Sandoz being able to identify an acceptable contract manufacturer for enoxaparin injection at a price point that will allow for the successful manufacture and competitive commercialization of Enoxaparin Sodium Injection.
 In July 2018, Sandoz notified its customers and the FDA that it will discontinue production of Enoxaparin Sodium Injection. Sandoz continues to evaluate alternate acceptable contract manufacturers at a price point that will allow for profitable and competitive sales and may decide to relaunch Enoxaparin Sodium Injection at a later date following regulatory approval of any such contract manufacturer. Sandoz has faced increasing competition and pricing pressure from brand, authorized generic and other currently-approved generic competitors, which has and will continue to impact Sandoz’ net sales and profits from Enoxaparin Sodium Injection, and therefore our profit share and product revenue, which is based on a fifty-percent contractual profit share. Due to these circumstances, the resulting market price for our Enoxaparin Sodium Injection product has substantially decreased and may decrease further. Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the three months ended March 31, 2019. We expect future revenues from Sandoz' sales of Enoxaparin Sodium Injection, if any, to be minimal.

 If our appeal in the patent litigation against Amphastar related to Enoxaparin Sodium Injection is not successful or Amphastar or third parties are successful in antitrust litigation against us relating to Enoxaparin Sodium Injection, we may be liable for damages and our business may be materially harmed.
 The District Court trial in our patent litigation against Amphastar related to Enoxaparin Sodium Injection was held in July 2017, and the jury verdict found our patent to be infringed by Amphastar, but invalid and unenforceable. In February 2018, the District Court confirmed the jury’s opinion that the patent was infringed but invalid, and narrowed the jury’s recommendation on unenforceability by finding our patent to be unenforceable against only one of the two infringing methods used by Amphastar. On March 20, 2018 the District Court entered its final judgment affirming its February 2018 rulings. On March 27, 2018 we and Sandoz filed a notice of appeal of the final judgment with the U.S. Court of Appeals for the Federal Circuit, or CAFC. The appeal has been docketed and our opening brief was filed July 30, 2018.
In the event that we are not successful in our continued prosecution of our suit against Amphastar and Amphastar is able to prove it suffered damages as a result of the preliminary injunction preventing it from selling its Enoxaparin product in the United States, we could be liable for up to $35.0 million of the security bond for such damages. We posted $36.1 million as collateral for the security bond and classified the collateral as restricted cash in our consolidated balance sheet. On March 23, 2018, Amphastar filed a motion to enforce liability on the security bond with the District Court. On April 3, 2018, we and Sandoz filed an emergency motion to defer consideration of Amphastar's motion to enforce liability on the security bond pending exhaustion of appeals. On July 16, 2018, the District Court denied Amphastar's motion to enforce liability on the security bond and allowed our and Sandoz' motion to defer consideration. Moreover, if Amphastar or third parties are successful in antitrust litigation against us for asserting our Enoxaparin patent rights, they may be able to recover damages incurred as a result of enforcement of our patent rights, thereby negatively affecting our financial condition and results of operations.
If UFCW is successful in antitrust litigation against us relating to M923, we may be liable for damages and our business may be materially harmed.
On March 19, 2019, UFCW Local 1500 Welfare Fund, or UFCW, filed a class action suit against AbbVie and multiple other defendants, including us, in the United States District Court for the Northern District of Illinois on behalf of itself and all others similarly situated for alleged violations of state and federal antitrust and consumer protection laws. According to the complaint, UFCW is seeking injunctive and other equitable relief and damages. A second complaint mirroring that filed by UFCW, was filed on April 19, 2019 in United States District Court for the Northern District of Illinois by the Sheet Metal Workers’ location Union No. 28 Welfare Fund, or SMW, on behalf of itself and all others similarly situated also names us as a defendant. If either of UFCW or SMW is successful in antitrust litigation against us, they may be able to recover damages, thereby negatively affecting our financial condition and results of operations.
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
Factors that we believe will materially affect market acceptance of our product candidates under development include:

•	the timing of our receipt of any marketing approvals, the terms of any approval and the countries in which approvals are obtained;

•	the safety, efficacy and ease of administration of our products;

•	the competitive pricing of our products;

•	physician confidence in the safety and efficacy of our products;

•	the absence of, or limited clinical data available from, sameness testing of our complex generic products and biosimilarity or interchangeability testing of our biosimilar products;

•	the success and extent of our physician education and marketing programs;

•	the clinical, medical affairs, sales, distribution and marketing efforts of competitors; and

•	the availability and amount of government and third-party payer reimbursement.
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
Failure to comply with evolving data privacy and data protection laws and regulations or to otherwise protect personal data, may adversely impact our business and financial results.
Because we have commenced and will continue to conduct clinical trials in the European Union, we are subject to many rapidly evolving privacy and data protection laws and regulations in Europe.  This requires us to operate in a complex environment where there are significant constraints on how we can process personal data across our business. The European General Data Protection Regulation (the GDPR), which became effective in May 2018, has established stringent data protection requirements for companies doing business in or handling personal data of individuals in the European Union. The GDPR imposes obligations on data controllers and processors including the requirement to maintain a record of their data processing and to implement policies and procedures as part of their mandated privacy governance framework. Breaches of the GDPR could result in substantial fines, which in some cases could be up to four percent of our worldwide revenue. In addition, a breach of the GDPR or other data privacy or data protection laws or regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, as well potential civil claims including class action type litigation. There is a risk that we may be subject to fines and penalties, litigation and reputational harm if we fail to properly process or protect the data or privacy of third parties or comply with the GDPR or other applicable data privacy and data protection regimes.

Risks Relating to Our Financial Position and Need for Additional Capital
We have incurred a cumulative loss since inception. If we do not generate significant revenue, we may not return to profitability.
We have incurred significant losses since our inception in May 2001. At March 31, 2019, our accumulated deficit was $788.7 million. We may incur annual operating losses over the next several years as we expand our product development, commercialization and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture, market and sell any products we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.
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
As of March 31, 2019, we had cash, cash equivalents and marketable securities totaling approximately $416.5 million. For the three months ended March 31, 2019, we had a net loss of $44.8 million and our operations used cash of $37.6 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development and commercialization of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.
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
If nonclinical studies and clinical trials are required for regulatory approval of our product candidates or any study or trial is delayed or not successful, we may incur additional costs, experience delays in obtaining, or ultimately be unable to obtain regulatory approval for commercial sale of those product candidates.
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
A delay or failure of one of our product candidates during nonclinical studies or clinical trials, if required, can occur at any stage of testing. For example, we announced in November 2017 that the results of the Phase I clinical trial for M834 indicated that it did not meet its primary pharmacokinetic endpoints, requiring an evaluation of next steps for the program, which will delay any future development and cause us to incur additional costs. We may experience numerous unforeseen events during, or as a result of, nonclinical studies and clinical trials, if required, that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

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

•	the cost of our clinical trials may be greater than we anticipate;

•	the effects of our product candidates may not be the desired effects or may include undesirable health risks or our product candidates may have other unexpected characteristics; and

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
Serious adverse events or undesirable side effects caused our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of health risks or unexpected characteristics. If unacceptable health risks arise in the development of our product candidates, we, the FDA, the IRBs at the institutions in which our studies are conducted, or the data safety monitoring board, or DSMB, could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related health risks could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these health risks may not be appropriately recognized or managed by the treating medical staff. Any of these occurrences may harm our business, financial condition and prospects significantly.
If any of our product candidates receives marketing approval, and we or others later identify undesirable health risks caused by such products, a number of potentially significant negative consequences could result, including:

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
Any of these events could prevent us from achieving or maintaining market acceptance of the product in question and could significantly harm our business, results of operations and prospects.
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
Pricing and market share of generic and biosimilar products may decline, often dramatically, as other generics or biosimilars of the same brand name drug or reference product, respectively, enter the market. Competing generics include brand name manufacturers’ “authorized generics” of their own brand name products. Generally, earlier-to-market generics and biosimilars are better able to gain significantly greater market share than later-to-market competing generics and biosimilars, respectively. Accordingly, revenue and profits from our generic products and, if approved, our generic and biosimilar product candidates, may be significantly reduced based on the timing and number of competing generics and biosimilars, respectively. We expect our generic products and, if approved, certain of our generic and biosimilar product candidates may face intense and increasing competition from other generics and biosimilars. For example, in October 2017, Mylan N.V. announced the launch of its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Since Sandoz’ launch of Glatopa 40mg in February 2018, Sandoz has encountered aggressive pricing and contracting tactics from competitors and as a result we expect modest sales for the product in the future. In addition, several other companies have submitted ANDAs to the FDA for generic versions of COPAXONE. A launch of one or more additional generic versions of COPAXONE could further reduce anticipated revenue from GLATOPA 20 mg/mL and GLATOPA 40 mg/mL.
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
Brand companies may develop alternative versions of a reference product as part of a life cycle extension strategy, and may obtain approval of the alternative version under a supplemental new drug application, for a drug, or biologics license application, for a biologic. The alternative version may offer patients added benefits such as a more convenient form of administration or dosing regimen. Should the brand company succeed in obtaining an approval of an alternative product, it may capture a significant share of the collective reference product market and significantly reduce the market for the original reference product and thereby the potential size of the market for our generic or biosimilar products. For example, as of March 31, 2019, Teva’s three-times-weekly COPAXONE 40 mg/mL and Mylan N.V.’s three-times-weekly generic equivalent product accounted for approximately 84% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. As a result, the market potential for GLATOPA 20 mg/mL has decreased, and may decrease further as additional patients are converted from once-daily COPAXONE or any generic equivalent to three-times-weekly COPAXONE or generic equivalent. In addition, the alternative product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the alternative product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.
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
The Mylan Collaboration Agreement may be terminated by either party for breach by, or bankruptcy of, the other party; for its convenience; or for certain activities involving competing products or the challenge of certain patents. Other than in the case of a termination for convenience, the terminating party shall have the right to continue the development, manufacture and commercialization of the terminated products in the terminated countries. In the case of a termination for convenience, the other party shall have the right to continue. If a termination occurs, the licenses granted to the non-continuing party for the applicable product will terminate for the terminated country. Subject to certain terms and conditions, the party that has the right to continue the development or commercialization of a given product candidate may retain royalty-bearing licenses to certain intellectual property rights, and rights to certain data, for the continued development and sale of the applicable product in the country or countries for which termination applies. In October 2018, we announced that we would notify Mylan of our intention to discontinue participation in five of our collaboration programs, including M834, a proposed biosimilar to ORENCIA, and will only continue to advance our late-stage biosimilar candidate M710, our proposed biosimilar to EYLEA. We delivered a formal notice of this partial termination to Mylan in November 2018, which became effective as of January 31, 2019.
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

Item 6.    EXHIBITS

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Third Amended and Restated Certificate of Incorporation.	S-3	3.1	4/30/2013	333-188227
3.2	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of Momenta Pharmaceuticals, Inc.	8-K	3.1	1/30/2019	000-50797
3.3	Fourth Amended and Restated By-Laws of the Registrant, adopted on March 14, 2017.	8-K	3.1	3/17/2017	000-50797
#10.1	Executive Employment Agreement, dated April 16, 2019, by and between Momenta Pharmaceuticals, Inc. and Michelle Robertson.	8-K	10.1	4/19/2019	000-50797
*#10.2	Executive Employment Agreement, dated May 15, 2017, by and between Momenta Pharmaceuticals, Inc. and Santiago Arroyo, as amended.
*#10.3	Executive Employment Agreement, dated July 29, 2011, by and between Momenta Pharmaceuticals, Inc. and Young Kwon, as amended.
*#10.4	Executive Employment Agreement, dated May 9, 2016, by and between Momenta Pharmaceuticals, Inc. and Anthony Manning, as amended.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plan or arrangement.

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, (iv) the Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2019 and 2018, and (v) Notes to Unaudited, Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.

Date: May 3, 2019	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2019	By:	/s/ Michelle Robertson
Michelle Robertson, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)