Form 10-Q
period 2019-06-30
MOMENTA PHARMACEUTICALS INC
filed 2019-08-07
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 000-50797

Momenta Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware			04-3561634
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

301 Binney Street	Cambridge	MA	02142
(Address of Principal Executive Offices)			(Zip Code)

(617) 491-9700
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	MNTA	The Nasdaq Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2019, there were 98,707,302 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are about future events or future results, or are otherwise not statements of historical fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management. In some cases, these statements can be identified by words such as “anticipate,” “approach,” “believe,” “can,” “contemplate,” “continue,” “could,” “ensure,” “estimate,” “expect,” "goal," “intend,” “likely,” “may,” “might,” “objective,” “opportunity,” “plan,” “potential”, “predict,” “project,” “pursue,” “seek,” “schedule,” “should,” “strategy,” “target,” “typically,” “will,” “would,” and other similar words or expressions, or the negative of these words or similar words or expressions. These statements include, but are not limited to, statements regarding our priorities, goals and strategies, including our change in strategic focus toward the discovery and development of our novel drug candidates for rare immune-mediated diseases, including M281, M254 and M230, the advancement of our late stage biosimilar candidate, M710, and our plans regarding our M923 program; the use, efficacy, safety, potency, tolerability, dosing, convenience, differentiation and commercial potential of our products and product candidates; the design, timing and goals of clinical trials and the availability, timing and announcement of data and results; estimates of incidence of disease and patient populations; market potential and acceptance of our products and product candidates; the timing of regulatory filings, reviews and approvals; our expectations regarding the development and utility of our products and product candidates; development timelines for our product candidates; development, manufacture and commercialization of our products and product candidates; efforts to seek and manage relationships with collaboration partners, including without limitation for our novel therapeutic and biosimilar programs; the timing of launch of products and product candidates; market share and product revenues of our products and product candidates, including GLATOPA and Enoxaparin Sodium Injection; the timing, merits, strategy, impact and outcome of, and decisions regarding, legal proceedings; the settlement of, and release of collateral for, certain legal proceedings; timing of biosimilar market formation; collaboration revenues and research and development revenues; the sufficiency of our current capital resources and projected milestone payments and product revenues for future operations; our future financial position, including but not limited to our future operating losses, our potential future profitability; our future expenses, including anticipated restructuring charges; the composition and mix of our cash, cash equivalents and marketable securities; our future revenues and our future liabilities; our funding transactions and our intended uses of proceeds thereof; product candidate development costs; receipt of contingent milestone payments; accounting policies, estimates and judgments; our estimates regarding the fair value of our investment portfolio; the market risk of our cash equivalents, marketable securities and derivative, foreign currency and other financial instruments; rights, obligations, terms, conditions and allocation of responsibilities and decision making under our collaboration agreements; the regulatory pathway for biosimilars; our strategy, including but not limited to our regulatory strategy, and scientific approach; the importance of key customer distribution arrangements; market potential and acceptance of our products and product candidates; future capital requirements; reliance on our collaboration partners and other third parties; the competitive landscape; changes in, impact of and compliance with laws, rules and regulations; product reimbursement policies and trends; pricing of pharmaceutical products, including our products and product candidates; our stock price; our intellectual property strategy and position; sufficiency of insurance; attracting and retaining qualified personnel; our internal controls and procedures; acquisitions or investments in companies, products and technologies; entering into collaboration and/or license arrangements; marketing plans; financing our planned operating and capital expenditure; materials used in our research and development; dilution; royalty rates; and vesting of equity awards.

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

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$123,508	$248,334
Marketable securities	146,866	174,076
Collaboration receivable	4,398	11,371
Prepaid expenses and other current assets	42,143	6,318
Assets held-for-sale	180	1,324
Total current assets	317,095	441,423
Marketable securities, long-term	73,700	27,001
Property and equipment, net	11,837	20,944
Restricted cash, long-term	1,849	37,898
Intangible assets, net	2,306	2,883
Other long-term assets	72,899	1,414
Total assets	$479,686	$531,563
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,399	$9,352
Accrued expenses	15,019	14,060
Accrued restructuring	1,111	3,235
Collaboration liabilities	4,272	4,721
Deferred revenue	1,731	3,916
Other current liabilities	9,223	16,227
Total current liabilities	41,755	51,511
Deferred revenue, net of current portion	1,112	1,774
Other long-term liabilities	124,100	17,270
Total liabilities	166,967	70,555
Commitments and contingencies (Notes 8 and 13)
Stockholders’ Equity:
Common stock, $0.0001 par value per share; 200,000 shares authorized, 99,251 shares issued and 98,683 shares outstanding at June 30, 2019 and 100,000 shares authorized, 98,695 shares issued and 98,466 shares outstanding at December 31, 2018	10	10
Additional paid-in capital	1,217,942	1,208,025
Accumulated other comprehensive income (loss)	519	(87)
Accumulated deficit	(902,638)	(743,826)
Treasury stock, at cost, 568 shares at June 30, 2019 and 229 shares at December 31, 2018	(3,114)	(3,114)
Total stockholders’ equity	312,719	461,008
Total liabilities and stockholders’ equity	$479,686	$531,563
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Collaboration revenue:
Product revenue	$3,333	$11,779	$5,685	$15,300
Research and development revenue	1,849	1,252	3,610	2,583
Total collaboration revenue	5,182	13,031	9,295	17,883
Operating expenses:
Research and development	32,131	31,340	60,103	64,582
General and administrative	46,609	22,531	70,815	43,143
Restructuring	132	—	158	—
Other operating expense	42,936	30,000	42,936	30,000
Total operating expenses	121,808	83,871	174,012	137,725
Operating loss	(116,626)	(70,840)	(164,717)	(119,842)
Other income, net	2,657	955	5,905	2,326
Net loss	$(113,969)	$(69,885)	$(158,812)	$(117,516)

Basic and diluted net loss per share	$(1.16)	$(0.91)	$(1.61)	$(1.55)
Weighted average shares used in computing basic and diluted net loss per share	98,595	76,543	98,396	76,002

Comprehensive loss:
Net loss	$(113,969)	$(69,885)	$(158,812)	$(117,516)
Net unrealized holding gain (loss) on available-for-sale marketable securities	264	274	606	(161)
Comprehensive loss	$(113,705)	$(69,611)	$(158,206)	$(117,677)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(158,812)	$(117,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	10,032	3,689
Share-based compensation expense	7,136	10,046
Amortization of premium on investments	(1,146)	78
Amortization of intangibles	577	577
(Gain) loss on disposal of assets	(415)	636
Changes in operating assets and liabilities:
Collaboration receivable	6,973	1,819
Prepaid expenses and other current assets	(668)	2,313
Other long-term assets	5,185	15
Accounts payable	690	(2,817)
Accrued expenses	830	(4,658)
Accrued restructuring	(2,124)	—
Collaboration liabilities	(449)	(3,301)
Deferred revenue	(2,847)	(1,265)
Other liabilities	23,776	35,386
Net cash used in operating activities	(111,262)	(74,998)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,057)	(6,711)
Proceeds from disposal of equipment	2,449	71
Purchases of marketable securities	(194,527)	(69,782)
Proceeds from maturities of marketable securities	176,790	137,002
Net cash provided by (used in) investing activities	(16,345)	60,580

Cash Flows from Financing Activities:
Proceeds from issuance of common stock under stock plans	2,781	20,772
Net cash provided by financing activities	2,781	20,772

Net increase (decrease) in cash, cash equivalents and restricted cash	(124,826)	6,354
Cash, cash equivalents and restricted cash, beginning of period	286,232	96,683
Cash, cash equivalents and restricted cash, end of period	$161,406	$103,037

Non-Cash Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$529	$863
Impact of adopting ASC 606	$—	$5,511

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock					Treasury Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity
Balances at December 31, 2017	76,584	$8	$939,654	$(140)	$(562,254)	(229)	$(3,114)	$374,154
Impact of adopting ASU 2016-09	—	—	—	—	(5,511)	—	—	(5,511)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	691	—	8,966	—	—	—	—	8,966
Issuance of restricted stock	101	—	—	—	—	—	—	—
Cancellation/forfeiture of restricted stock	(47)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	4,874	—	—	—	—	4,874
Unrealized loss on marketable securities	—	—	—	(435)	—	—	—	(435)
Net loss	—	—	—	—	(47,631)	—	—	(47,631)
Balances at March 31, 2018	77,329	$8	$953,494	$(575)	$(615,396)	(229)	$(3,114)	$334,417
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	808	—	11,713	—	—	—	—	11,713
Issuance of restricted stock	70	—	—	—	—	—	—	—
Cancellation/forfeiture of restricted stock	(38)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	5,172	—	—	—	—	5,172
Unrealized gain on marketable securities	—	—	—	274	—	—	—	274
Net loss	—	—	—	—	(69,885)	—	—	(69,885)
Balances at June 30, 2018	78,169	$8	$970,379	$(301)	$(685,281)	(229)	$(3,114)	$281,691

	Common Stock					Treasury Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity
Balances at December 31, 2018	98,695	$10	$1,208,025	$(87)	$(743,826)	(229)	$(3,114)	$461,008
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	237	—	2,577	—	—	—	—	2,577
Issuance of restricted stock	280	—	—	—	—	—	—	—
Cancellation/forfeiture of restricted stock	(36)	—	—	—	—	—	—	—
Share-based compensation expense for employees	—	—	3,474	—	—	—	—	3,474
Unrealized gain on marketable securities	—	—	—	342	—	—	—	342
Net loss	—	—	—	—	(44,843)	—	—	(44,843)
Balances at March 31, 2019	99,176	$10	$1,214,076	$255	$(788,669)	(229)	$(3,114)	$422,558
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	20	—	204	—	—	—	—	204
Issuance of restricted stock	55	—	—	—	—	—	—	—
Cancellation/forfeiture of restricted stock	—	—	—	—	—	(339)	—	—
Share-based compensation expense for employees	—	—	3,662	—	—	—	—	3,662
Unrealized gain on marketable securities	—	—	—	264	—	—	—	264
Net loss	—	—	—	—	(113,969)	—	—	(113,969)
Balances at June 30, 2019	99,251	$10	$1,217,942	$519	$(902,638)	(568)	$(3,114)	$312,719
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

Basis of Presentation

In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial statements for interim periods in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission, or the SEC, on February 22, 2019. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company's audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

2. Supplemental Cash Flow Statement Information

The following table summarizes the Company’s cash, cash equivalents and restricted cash as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$123,508	$248,334
Restricted cash, current	36,049	—
Restricted cash, long-term	1,849	37,898
Total	$161,406	$286,232

3. Fair Value Measurements

The tables below present information about the Company’s assets that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

Description	Balance as of June 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$10,254	$10,254	$—	$—
Overnight repurchase agreements	8,000	—	8,000	—
Marketable securities:
U.S. government-sponsored enterprise securities	19,101	—	19,101	—
Corporate debt securities	128,659	—	128,659	—
Certificates of deposit	4,564	—	4,564	—
Commercial paper obligations	34,408	—	34,408	—
Asset-backed securities	33,834	—	33,834	—
Total	$238,820	$10,254	$228,566	$—

Description	Balance as of December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$119,955	$119,955	$—	$—
Marketable securities:
U.S. government-sponsored enterprise securities	12,424	—	12,424	—
Corporate debt securities	129,308	—	129,308	—
Certificates of deposit	3,003	—	3,003	—
Commercial paper obligations	30,935	—	30,935	—
Asset-backed securities	25,407	—	25,407	—
Total	$321,032	$119,955	$201,077	$—

Overnight repurchase agreements are classified as Level 2 due to the collateral including both U.S. government-sponsored enterprise securities and treasury instruments.
There have been no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2019 and 2018. In addition, there were no changes in valuation techniques or transfers between the fair value measurement levels during the three and six months ended June 30, 2019. The fair value of Level 2 instruments classified as marketable securities were determined through third party pricing services. For a description of the Company’s validation procedures related to prices provided by third party pricing services, refer to Note 2, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018. The carrying amounts reflected in the Company’s consolidated balance sheets for cash, collaboration receivable, other current assets, accounts payable, accrued restructuring, and accrued expenses approximate fair value due to their short-term maturities.

4. Cash, Cash Equivalents and Marketable Securities

The Company’s cash equivalents are composed of money market funds and overnight repurchase agreements. Money market funds are carried at fair value, which approximates cost at June 30, 2019 and December 31, 2018. Overnight repurchase agreement yields are comparable to money market funds where principal and interest on the instruments is due the next day.

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

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of June 30, 2019 and December 31, 2018 (in thousands):

As of June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$123,508	$—	$—	$123,508
U.S. government-sponsored enterprise securities due in one year or less	17,176	37	—	17,213
U.S. government-sponsored enterprise securities due in more than one year	1,876	12	—	1,888
Corporate debt securities due in one year or less	90,228	181	(3)	90,406
Corporate debt securities due in more than one year	38,069	184	—	38,253
Certificates of deposit due in one year or less	4,559	5	—	4,564
Commercial paper obligations due in one year or less	34,379	29	—	34,408
Asset-backed securities due in one year or less	275	—	—	275
Asset-backed securities due in more than one year	33,485	74	—	33,559
Total	$343,555	$522	$(3)	$344,074

Reported as:
Cash and cash equivalents	$123,508	$—	$—	$123,508
Marketable securities	220,047	522	(3)	220,566
Total	$343,555	$522	$(3)	$344,074

As of December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$248,334	$—	$—	$248,334
U.S. government-sponsored enterprise securities due in one year or less	12,428	—	(4)	12,424
Corporate debt securities due in one year or less	128,107	16	(110)	128,013
Corporate debt securities due in more than one year	1,300	—	(5)	1,295
Certificates of deposit due in one year or less	2,702	1	—	2,703
Certificates of deposit due in more than one year	300	—	—	300
Commercial paper obligations due in one year or less	30,911	25	(1)	30,935
Asset-backed securities due in one year or less	25,416	2	(11)	25,407
Total	$449,498	$44	$(131)	$449,411

Reported as:
Cash and cash equivalents	$248,334	$—	$—	$248,334
Marketable securities	201,164	45	(132)	201,077
Total	$449,498	$45	$(132)	$449,411

5. Restricted Cash

The Company designated $36.1 million as collateral for a letter of credit that is security for a bond posted in the litigation against Amphastar and International Medical Systems, Ltd., a wholly-owned subsidiary of Amphastar Pharmaceuticals, Inc. The $36.1 million was held on deposit with a bank. At June 30, 2019, the Company classified this restricted cash as current as the Company has entered into a settlement agreement with Amphastar and has since canceled the security bond and released the collateral effective on July 15, 2019. Additional information regarding the litigation and settlement is discussed within Note 13, "Commitments and Contingencies" herein.
The following table summarizes the amounts designated as collateral for letters of credit related to the lease of office and laboratory space in Cambridge, Massachusetts at June 30, 2019 and December 31, 2018 (collateral amounts are presented in thousands):

Property Location	Approximate Square Footage	Lease Expiration Date	Letter of Credit Amount	Balance Sheet Classification
320 Bent Street	105,000	2/28/2027	$748	Non-Current Asset
301 Binney Street, Fifth Floor	80,000	6/29/2025	1,101	Non-Current Asset
Total			$1,849

6. Other Assets

As of June 30, 2019 and December 31, 2018, prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Restricted cash	$36,049	$—
Other	6,094	6,318
Total prepaid and other current assets	$42,143	$6,318

As of June 30, 2019 and December 31, 2018, other long-term assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Right-of-use operating lease asset	$72,808	$—
Other	91	1,414
Total other long-term assets	$72,899	$1,414

7. Other Liabilities

As of June 30, 2019 and December 31, 2018, other current and long-term liabilities consisted of the following (in thousands):

Other Current Liabilities

	June 30, 2019	December 31, 2018
Contract liability	$—	$15,000
Lease liability	9,092	—
Lease incentive	—	1,052
Deferred rent	—	47
Other	131	128
Total other current liabilities	$9,223	$16,227

Other Long-Term Liabilities

	June 30, 2019	December 31, 2018
Lease liability	$80,313	$—
Contractual obligations	42,936	—
Lease incentive	—	7,877
Deferred rent	—	8,477
Other	851	916
Total other long-term liabilities	$124,100	$17,270

As of June 30, 2019, the Company included $42.9 million in other long-term liabilities in connection with our contractual obligations to Human Genome Sciences, Inc., or GSK, under a manufacturing services agreement. Refer to Note 13, "Commitments and Contingencies" herein.

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

On January 1, 2019, the Company adopted ASU 2016-02, Leases. Refer to Note 1, "Nature of Business and Basis of Presentation" herein for additional disclosures. Lease cost and other information related to the Company's operating leases were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost (in thousands)	$3,659	$7,318
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows (in thousands)	$3,801	$7,601

		June 30, 2019
Weighted-average remaining lease term (years)		7.1
Weighted-average discount rate		7.5%

Future minimum lease payments and lease liabilities as of June 30, 2019 were as follows (in thousands):

Operating leases
July 1 to December 31, 2019	$7,689
2020	15,744
2021	16,138
2022	16,516
2023	16,655
2024 and beyond	43,709
Total future minimum lease payments	$116,451
Less: imputed interest	(27,046)
Total lease liability	$89,405

Reported as:
Other current liabilities	$9,092
Other long-term liabilities	80,313
Total lease liabilities	$89,405

On July 31, 2019, the Company entered into an amendment to its office and laboratory space lease at 320 Bent Street in Cambridge, Massachusetts. See Note 14, "Subsequent Events."

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

Sandoz began selling Enoxaparin Sodium Injection in July 2010. In June 2015, the Company and Sandoz amended the Agreement to provide that Sandoz would pay the Company 50% of contractually defined profits on sales. Due to increased generic competition and resulting decreased market pricing for the licensed product, Sandoz did not record any profit on sales of the licensed product for the six months ended June 30, 2019 and 2018, and therefore the Company did not record product revenue for the licensed product in those periods. The Company is no longer eligible to receive milestones under the agreement.

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

In November 2018, the Company delivered formal notice of the partial termination of the Mylan Collaboration Agreement with respect to five of the collaboration programs. In January 2019, Mylan and the Company agreed that such partial termination would be effective as of January 31, 2019. As a result, the Company is only advancing its late-stage biosimilar candidate M710, its proposed biosimilar to EYLEA under the Mylan Collaboration Agreement.

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

As of June 30, 2019, $2.8 million of the transaction price remains allocated to unsatisfied performance obligations and is included in deferred revenue in the condensed consolidated balance sheet. The license and related research and development services performance obligations are expected to be delivered over a period through estimated FDA approval for M710 and through the termination date of the remaining product candidates.

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

CSL License and Option Agreement

The Company and CSL, a wholly-owned indirect subsidiary of CSL Limited, entered into a License and Option Agreement, or the CSL License Agreement, effective February 17, 2017, pursuant to which the Company granted CSL an exclusive worldwide license to research, develop, manufacture and commercialize the M230 pre-clinical product candidate, an Fc multimer protein that is a selective immunomodulator of the Fc receptor. The agreement also provides, on an exclusive basis, for the Company and CSL to conduct research on other Fc multimer proteins, and provides CSL the right to develop, manufacture and commercialize these additional research products globally. CSL's obligations under the agreement are guaranteed by its parent company, CSL Limited.

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

	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Contract assets
Collaboration receivables:
Opening balance - January 1, 2019	$—	$11,281	$90	$—	$11,371
Revenue / cost recovery	—	6,448	301	—	6,749
Cash receipts	—	(13,632)	(90)	—	(13,722)
Ending balance - June 30, 2019	$—	$4,097	$301	$—	$4,398

Contract liabilities
Deferred revenue:
Opening balance - January 1, 2019	$—	$—	$5,690	$—	$5,690
Revenue recognition	—	—	(2,847)	—	(2,847)
Ending balance - June 30, 2019	—	—	2,843	—	2,843
Less: current portion	—	—	(1,731)	—	(1,731)
Deferred revenue, net of current portion - June 30, 2019	$—	$—	$1,112	$—	$1,112

Collaboration liabilities:
Opening balance - January 1, 2019	$—	$—	$1,412	$3,309	$4,721
Payments	—	—	—	(4,591)	(4,591)
Net collaboration costs incurred in the period	—	—	614	3,528	4,142
Ending balance - June 30, 2019	$—	$—	$2,026	$2,246	$4,272

	For the Three Months Ended June 30, 2019
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$—	$3,333	$—	$—	$3,333
Research and development revenue	—	343	1,506	—	1,849
Total collaboration revenue	$—	$3,676	$1,506	$—	$5,182
Operating expenses:
Research and development expense	—	122	3,765	19	3,906
General and administrative expense	7,192	19	201	3	7,415
Net amount (recovered from) / payable to collaborators	—	—	452	2,245	2,697
Total operating expenses	$7,192	$141	$4,418	$2,267	$14,018

	For the Three Months Ended June 30, 2018
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$—	$11,779	$—	$—	$11,779
Research and development revenue	3	732	517	—	1,252
Total collaboration revenue	$3	$12,511	$517	$—	$13,031
Operating expenses:
Research and development expense	$—	$133	$7,137	$286	$7,556
General and administrative expense	3,140	65	534	10	3,749
Net amount (recovered from) / payable to collaborators	—	—	(2,470)	2,268	(202)
Total operating expenses	$3,140	$198	$5,201	$2,564	$11,103

	For the Six Months Ended June 30, 2019
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$—	$5,685	$—	$—	$5,685
Research and development revenue	$—	$763	$2,847	$—	$3,610
Total collaboration revenue	$—	$6,448	$2,847	$—	$9,295
Operating expenses:
Research and development expense	—	176	6,543	77	6,796
General and administrative expense	11,492	44	469	13	12,018
Net amount (recovered from) / payable to collaborators	—	—	313	3,527	3,840
Total operating expenses	$11,492	$220	$7,325	$3,617	$22,654

	For the Six Months Ended June 30, 2018
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$—	$15,300	$—	$—	$15,300
Research and development revenue	7	1,311	1,265	—	2,583
Total collaboration revenue	$7	$16,611	$1,265	$—	$17,883
Operating expenses:
Research and development expense	$—	$250	$16,509	$589	$17,348
General and administrative expense	5,619	81	1,120	21	6,841
Net amount (recovered from) / payable to collaborators	—	—	(4,852)	4,133	(719)
Total operating expenses	$5,619	$331	$12,777	$4,743	$23,470

10. Share-Based Payments

The table below presents share-based compensation expense included in each of the financial statement line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$1,153	$2,138	$2,240	$4,063
General and administrative	2,509	3,034	4,896	5,983
Total share-based compensation expense	$3,662	$5,172	$7,136	$10,046

During the six months ended June 30, 2019, the Company granted 1,876,192 stock options with a per share weighted-average grant date fair value of $6.48 and 126,006 restricted stock units to its employees and board members.

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

During the six months ended June 30, 2019, the Company granted performance-based restricted stock units, or PSUs, to its employees. As of June 30, 2019, up to 1,952,213 shares of the Company's common stock may be issued under outstanding PSUs. The vesting of these PSUs is subject to the Company achieving up to three possible performance milestones related to the Company's active novel programs. One sixth of the units will vest upon the achievement of each milestone and one sixth shall vest on the one-year anniversary of that date, with the first possible vesting date on October 17, 2019 and subject to acceleration upon certain events. At June 30, 2019, the Company concluded that it was not probable that any of the performance milestones would be achieved. For the three and six months ended June 30, 2019, the Company recognized no stock compensation costs related to these awards.

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

The following table presents anti-dilutive shares for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Outstanding stock options	4,466	2,798	4,531	3,217
Restricted stock awards and units	175	854	353	778

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

The following table outlines the components of the restructuring charges during the six months ended June 30, 2019 included in the condensed consolidated statement of operations and comprehensive loss, and ending liability recorded in the condensed consolidated balance sheet as at June 30, 2019 (in thousands):

	Remaining liability at December 31, 2018	Adjustments during the six months ended June 30, 2019	Amount paid during the six months ended June 30, 2019	Remaining liability at June 30, 2019
Employee severance, bonus and other	$3,235	$158	$(2,282)	$1,111
Total restructuring charges	$3,235	$158	$(2,282)	$1,111

13. Commitments and Contingencies

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

GLATOPA 40 mg/mL-Related Litigation

On January 31, 2017, Teva filed a suit against the Company and Sandoz in the United States District Court for the District of New Jersey alleging infringement related to a patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,155,775. The Company and Sandoz filed a motion to dismiss and a motion to transfer the suit to the United States District Court for the District of Delaware. On January 31, 2017, Teva voluntarily dismissed the Company from the New Jersey suit for U.S. Patent No. 9,155,775, maintaining the suit against Sandoz. On May 23, 2017, the United States District Court for the District of New Jersey granted the Company's and Sandoz's motion to transfer the suit to the United States District Court for the District of Delaware. Pursuant to the Court's amended schedule a trial was scheduled to commence before the United States District Court for the District of Delaware on May 6, 2019. On March 28, 2019, the Company and Sandoz entered into a settlement agreement with Teva dismissing the suit and a stipulation of dismissal was filed with and entered by the Court the following day. Under the terms of the settlement agreement, the Company and Sandoz will provide certain payments to Teva, with the Company's portion of such payment being an offset to its profit share interest from Sandoz on sales of GLATOPA.

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
In April 2017, the Company, Sandoz and Actavis, or the Settling Parties, settled and signed reciprocal releases of all claims, and filed a voluntary stipulation with the District Court, pursuant to which the Settling Parties stipulated and agreed to dismiss with prejudice all claims and counterclaims among the Settling Parties, without fees or costs to any party, and with the Settling Parties waiving any and all right of appeal. The District Court trial was held in July 2017, and the jury verdict found the Company's patent to be infringed, but invalid and unenforceable. In February 2018, the District Court confirmed the jury’s opinion that the patent was infringed but invalid, and narrowed the jury’s recommendation on unenforceability by finding the patent to be unenforceable against only one of the two infringing methods used by Amphastar. On March 20, 2018, the District Court entered its final judgment affirming its February 2018 rulings. On March 27, 2018, the Company and Sandoz filed a notice of appeal of the final judgment with the CAFC. The appeal was docketed and briefing was completed on November 19, 2018. On February 20, 2019, the Company and Sandoz filed with the District Court a motion for relief from judgment with respect to its final judgment.In the event that the Company is not successful in further appeal or prosecution or settlement of this action against Amphastar, and Amphastar is able to prove they suffered damages as a result of the preliminary injunction, the Company could be liable for damages for up to $35 million of the security bond. The Company posted $36.1 million as collateral for the security bond and classified the collateral as restricted cash in its consolidated balance sheet. On March 23, 2018, Amphastar filed a motion to enforce liability on the security bond with the District Court. On April 3, 2018, the Company and Sandoz filed an emergency motion to defer consideration of Amphastar's motion to enforce liability on the security bond pending exhaustion of appeals. On July 16, 2018, the District Court denied Amphastar's motion to enforce liability on the security bond and allowed the Company's and Sandoz' motion to defer consideration.
On September 17, 2015, Amphastar filed a complaint against the Company and Sandoz in the United States District Court for the Central District of California. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, the Company and Sandoz sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal and California anti-trust laws and California unfair business laws. Amphastar is seeking unspecified damages and fees. In December 2015, the Company and Sandoz filed a motion to dismiss and a motion to transfer the case. In January 2016, the case was transferred to the United States District Court for the District of Massachusetts. In February 2016, Amphastar filed a writ of mandamus with the United States Court of Appeals for the Ninth Circuit requesting that the court reverse and review the District Court's grant of transfer and in May 2016, the writ requested by Amphastar was denied. On July 27, 2016, the Company's and Sandoz' motion to dismiss was granted by the District Court, and the case was dismissed. On August 25, 2016, Amphastar filed a notice of appeal from the dismissal with the United States Court of Appeals for the First Circuit. Briefing was completed in December 2016, and oral argument was held on February 9, 2017. On March 6, 2017, the United States Court of Appeals for the First Circuit reversed the District Court’s dismissal and remanded the case to the District Court for further proceedings. On April 6, 2017, the District Court held a scheduling conference to provide dates for the remanded case, and on April 20, 2017, the Company and Sandoz filed a renewed motion to dismiss which was denied by the District Court on March 20, 2018. A trial was scheduled for September 2019. On February 19, 2019, Amphastar filed with the District Court a motion for partial summary judgment on issues previously litigated in the patent action.
The Company, Sandoz and Amphastar entered into a settlement agreement which became effective on June 18, 2019, upon the District Court’s entry of a final order of vacatur of its final judgment entered March 20, 2018 (“Patent Judgment”). Pursuant to the settlement agreement the parties dismissed the appeal of the Patent Judgment with the CAFC and the patent and antitrust cases pending with the District Court. The Company paid $21.0 million to Amphastar in June 2019 as its portion of the required payment to Amphastar under the settlement agreement. In July 2019, the security bond was canceled, releasing restricted cash of $36.1 million in collateral.
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
Purchase Obligations

Under the Company's manufacturing agreement with GSK, as amended in June 2018, the Company is obligated to purchase or pay 100% of committed volumes at specified prices during the calendar years 2019 through 2022. The minimum purchase obligations are subject to annual price increases indexed to a measure of inflation and exclude the cost of raw materials and certain other charges.  Consistent with the Company's decision to cease active development of M923, the Company has canceled its manufacturing runs scheduled through 2020 and recorded a charge of $20.9 million during the three months ended June 30, 2019 representing the minimum purchase obligation. Since the utility of the remaining minimum purchase commitments for the calendar years 2021 through 2022 was deemed impaired at June 30, 2019, the Company recorded an additional charge of $22.0 million during the three-months ended June 30, 2019.

Other Funding Commitments
        As of June 30, 2019, the Company had several ongoing clinical and nonclinical studies for its various pipeline programs. The Company enters into contracts in the normal course of business with contract research organizations and clinical sites for the conduct of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.
Guarantees

        The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, landlords and clinical sites. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal.

14. Subsequent Events

On July 15, 2019, the Company canceled the security bond in the litigation against Amphastar and released $36.1 million of previously restricted cash that served as collateral for a letter of credit and became available for the Company's general use. Refer to additional disclosures concerning the litigation and restricted cash in Note 13, "Commitments and Contingencies", and Note 5, "Restricted Cash", respectively.

On July 31, 2019, the Company entered into an amendment to its office and laboratory space lease at 320 Bent Street in Cambridge, Massachusetts. The amendment provided for the partial termination of the Company's obligations with respect to a portion of the space leased of approximately 89,000 square feet. The Company will continue to lease approximately 15,000 square feet. The Company incurred a $3.1 million termination fee and reduced its remaining lease payments through February 2027 by approximately $62.7 million.

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

Overview

We are a biotechnology company focused primarily on discovering and developing novel drug candidates for rare immune-mediated diseases and actively developing one of our late stage biosimilar candidates.
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
We have terminated all future development of any new or early stage biosimilar and complex generic products. We retained our commercial partnership with Sandoz AG, or Sandoz, for our generic versions of COPAXONE and LOVENOX, which are approved products. We believe that Sandoz' sales of GLATOPA, our generic version of COPAXONE, can generate cash flow to help fund our novel pipeline. In addition, we are developing our EYLEA biosimilar, in collaboration with Mylan Ireland Limited, or Mylan, a wholly-owned indirect subsidiary of Mylan N.V., which is currently in a pivotal clinical trial in patients. We believe this program has the potential to generate revenue in the 2023 time frame to help fund our novel portfolio. Pursuant to our collaboration agreement with Mylan, we have delivered formal notice of our termination of participation in all other biosimilar programs, which became effective as of January 31, 2019. In August 2019, we announced that we will cease active development activities at this time for our wholly owned HUMIRA biosimilar, which is fully developed and ready for submission of an application for approval, due to changes in market opportunity relating to its launch. As a result of this restructuring, we announced in October 2018 that we would reduce our workforce by approximately 50%, which reduction was substantially completed as of the end of 2018.
To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. Although we were profitable in fiscal years 2010 and 2011, since that time we have been incurring operating losses and we expect to incur annual operating losses over the next several years as we advance our drug development portfolio. As of June 30, 2019, we had an accumulated deficit of approximately $902.6 million. We will need to generate significant revenue to return to profitability. We expect that our return to profitability, if at all, will most likely come from the commercialization of the products in our drug development portfolio.
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
In October 2017, Mylan N.V. announced the launch of its generic equivalents of once-daily COPAXONE 20 mg/mL and three-times-weekly COPAXONE 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. We estimate that the number of prescriptions for GLATOPA 20 mg/mL currently represents approximately 39% of the once-daily 20 mg/mL U.S. glatiramer acetate market.
GLATOPA® (glatiramer acetate injection) 40 mg/mL—Generic Three-times-weekly COPAXONE® (glatiramer acetate injection) 40 mg/mL
On February 13, 2018, we announced that GLATOPA 40 mg/mL, a generic version of three-times-weekly COPAXONE 40 mg/mL, was approved by the FDA and launched by our collaborator, Sandoz.
Since Sandoz' launch of GLATOPA 40mg/mL in February 2018, Sandoz has encountered aggressive pricing and contracting tactics from competitors, which has limited uptake of the product and, as a result, we expect modest revenues for the product in the future. As of June 30, 2019, 40 mg/mL glatiramer acetate injection accounted for approximately 85% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.
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
On November 6, 2018, we executed global licensing agreements with AbbVie Inc, or AbbVie, with respect to M923, pursuant to which, subject to approval by health regulatory authorities, we may launch M923 in the United States as early as November 20, 2023 and in Europe upon approval by the European Medicines Agency. Based on the settlement agreements entered into by AbbVie with respect to biosimilar candidates, we expect that U.S. market formation for biosimilar versions of HUMIRA will likely be in the 2023 time frame, subject to marketing approval, patent considerations and litigation timelines. In August 2019, we announced that we will cease active development activities for M923 at this time, which is fully developed and ready for submission of a BLA with the FDA and a MAA in Europe for approval, due to changes in market opportunity relating to its launch.
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
M281 - Anti-FcRn Candidate
M281 is a fully-human anti-neonatal Fc receptor, or anti FcRn, aglycosylated immunoglobulin G, or IgG1, monoclonal antibody, engineered to reduce circulating IgG antibodies, by completely blocking endogenous IgG recycling via FcRn.
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
During the three months ended December 31, 2018, we commenced a Phase 2 proof-of-concept clinical trial for M281 in generalized myasthenia gravis, or gMG, and in hemolytic disease of the fetus and newborn, or HDFN. In August 2019, we announced we commenced a Phase 2/3 clinical trial for M281 in warm antibody hemolytic anemia, or wAIHA. In July 2019, the FDA granted Fast Track designation for our HDFN and wAIHA indications, which is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill unmet medical need.
M230 (CSL730) - Recombinant Fc Multimer Candidate
M230 is a novel recombinant trivalent human IgG1 Fc multimer containing three IgG Fc regions joined to maximize activity. Nonclinical data have shown that M230 enhances the molecules' avidity and affinity for the Fc receptors matching the potency and efficacy of IVIg at significantly lower doses.
Pursuant to the License and Option Agreement with CSL Behring Recombinant Facility AG (CSL), or the CSL License Agreement, effective February 17, 2017, we granted CSL an exclusive worldwide license to research, develop, manufacture and commercialize M230. On August 28, 2017, we exercised our 50% co-funding option, which is discussed further in Note 9 "License Agreements and Collaboration Agreements" to our consolidated financial statements. CSL's Phase I study in healthy volunteers to evaluate safety and tolerability of M230 is ongoing.
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

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

Product revenue includes our contractually defined profits earned on Sandoz’ sales of GLATOPA.

The following data summarizes our collaboration revenues for the periods indicated:

	Three Months Ended June 30,				Change period over period
	2019	% of Total Collaboration Revenue	2018	% of Total Collaboration Revenue	2019 compared to 2018
Collaboration revenue:	(in thousands)		(in thousands)		(in thousands)%
Product revenue	$3,333	64%	$11,779	90%	$(8,446)	(72)%
Research and development revenue	1,849	36%	1,252	10%	597	48%
Total collaboration revenue	$5,182	100%	$13,031	100%	$(7,849)	(60)%

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
We estimate that the number of prescriptions for GLATOPA 20 mg/mL represented approximately 39% of the once-daily 20 mg/mL U.S. glatiramer acetate market.
Since Sandoz' launch of Glatopa 40mg/mL in February 2018, Sandoz has encountered aggressive pricing and contracting tactics from competitors, which has limited uptake of the product, and, as a result, we expect modest sales for the product in the future. As of June 30, 2019, 40 mg/mL glatiramer acetate injection accounted for approximately 85% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.
The decrease in product revenue of $8.4 million, or 72%, from the three months ended June 30, 2018 to the three months ended June 30, 2019 was primarily due to lower net sales of GLATOPA driven by competition.
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
We expect to recognize revenue from the remaining balance of $2.8 million from Mylan's $45.0 million upfront payment on a quarterly basis in an amount commensurate with our progress towards meeting performance obligations with respect to M710 under the Mylan Collaboration Arrangement.
The increase in research and development revenue of $0.6 million, or 48%, from the three months ended June 30, 2018 to the three months ended June 30, 2019 was due to higher revenue recognized on the collaborative upfront payment from Mylan of $1.0 million, offset in part by a $0.4 million decrease in reimbursement revenue for Glatopa expenses.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes:

	Three Months Ended June 30,				Change period over period
	2019	% of Total Operating Expenses	2018	% of Total Operating Expenses	2019 compared to 2018
	(in thousands)	(%)	(in thousands)	(%)	(in thousands)	(%)
Operating expenses:
Research and development	$32,131	26%	$31,340	37%	$791	3%
General and administrative	46,609	38%	22,531	27%	24,078	107%
Restructuring	132	—%	—	—%	132	100%
Other operating expense	42,936	36%	30,000	36%	12,936	43%
Total operating expenses	$121,808	100%	$83,871	100%	$37,937	45%
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
The following table sets forth the primary components of our research and development external expenditures, including the amortization of our intangible assets, for each of our principal development programs for the three months ended June 30, 2019 and 2018. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of June 30, 2019	Three Months Ended June 30,
		2019	2018
External Costs Incurred by Product Area:
Novel Therapeutics	Various (1)	$16,130	$8,108
Biosimilars	Various (2)	4,295	1,107
Complex Generics	(3)	122	133
Internal Costs		11,584	21,992
Total Research and Development Expenses		$32,131	$31,340
_______________________________________

(1)
Our novel therapeutic programs include M281, for which we commenced two Phase 2 clinical trials during the three months ended December 31, 2018 and announced in August 2019 that we commenced an additional Phase 2/3 clinical trial; M230, for which our licensee's, CSL's, Phase I study in healthy volunteers to evaluate safety and tolerability of M230 is ongoing; M254, for which we have completed our IND-enabling toxicology study and have initiated a Phase 1/2 clinical study in early 2019; as well as other discovery and nonclinical stage programs.

(2)
Biosimilars are M923, a biosimilar candidate of HUMIRA® (adalimumab), and M710, a biosimilar candidate of EYLEA® (aflibercept). In August 2019, we announced that we will cease active development activities for M923 at this time. For M710, Mylan initiated a pivotal clinical trial in patients in the United States in August 2018. In November 2018, we provided notice to Mylan terminating our participation in the development of our biosimilar programs other than M710.

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

External costs of our novel therapeutic programs increased by $8.0 million, or 99%, from the three months ended June 30, 2018 to the three months ended June 30, 2019, and were primarily driven by clinical trial activity for M281 as described in Note 1 in the above table. External expenditures for our biosimilars programs increased by $3.2 million, or 288%, from the three months ended June 30, 2018 to the three months ended June 30, 2019, primarily due to increased spending on M710. Internal costs decreased by $10.4 million, or 47%, from the three months ended June 30, 2018 to the three months ended June 30, 2019 primarily due to decreased personnel costs, due in part to the workforce reduction announced in October 2018 and reductions in lease costs.
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
The increase of $24.1 million, or 107%, from the three months ended June 30, 2018 to the three months ended June 30, 2019 was primarily due to our payment of $21.0 million to Amphastar in June 2019 reflecting our portion of the required settlement payment and a $4.7 million increase in related legal costs.

Restructuring
Restructuring charges consist of severance, bonus, share-based compensation, and impairment of equipment associated with our workforce reduction. See Note 12 "Restructuring" to our condensed consolidated financial statements contained in Part I, Item I of this Quarterly Report on Form 10-Q for further discussion.
Other Operating Expense
Other operating expense was $42.9 million for the three months ended June 30, 2019 that included a take-or-pay purchase obligation under our manufacturing agreement with Human Genome Sciences, Inc., or GSK. Consistent with the Company's decision to cease active development of M923, the Company has canceled its manufacturing runs scheduled through 2020 and recorded a charge of $20.9 million in the three months ended June 30, 2019, representing the minimum purchase obligation. Since the utility of the remaining minimum purchase commitments for the calendar years 2021 through 2022 was deemed impaired at June 30, 2019, the Company recorded an additional charge of $22.0 million during the three months ended June 30, 2019. Other operating expense was $30.0 million for the three months ended June 30, 2018 and was incurred in connection with the same supply agreement with GSK.
Other Income, Net
Other income, net includes other items of non-operating income and expense. Other income, net was $2.7 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively. The increase of $1.7 million, or 178%, from the three months ended June 30, 2018 to the three months ended June 30, 2019 was primarily the result of higher interest income due to higher invested balances arising from recent financing activities and the benefit of higher market yields on our investments.
Comparison of Six Months Ended June 30, 2019 and 2018

Product revenue includes our contractually defined profits earned on Sandoz’ sales of GLATOPA.

The following data summarizes our collaboration revenues for the periods indicated.

	Six Months Ended June 30,				Change period over period
	2019	% of Total Collaboration Revenue	2018	% of Total Collaboration Revenue	2019 compared to 2018
Collaboration revenue:	(in thousands)		(in thousands)		(in thousands)%
Product revenue	$5,685	61%	$15,300	86%	$(9,615)	(63)%
Research and development revenue	3,610	39%	2,583	14%	1,027	40%
Total collaboration revenue	$9,295	100%	$17,883	100%	$(8,588)	(48)%

Product Revenue

GLATOPA
The decrease in product revenue of $9.6 million, or 63%, from the six months ended June 30, 2018 to the six months ended June 30, 2019 was primarily due to lower net sales of GLATOPA driven by competition and a $1.5 million legal settlement payment to Teva, representing our 50% share. During the six months ended June 30, 2018, product revenue decreased $9.8 million, reflecting our 50% share of GLATOPA 40 mg/mL inventory written-off by Sandoz.
Research and Development Revenue
The increase in research and development revenue of $1.0 million, or 40%, from the six months ended June 30, 2018 to the six months ended June 30, 2019 was due to higher revenue recognized on the collaborative upfront payment from Mylan of $1.6 million, offset in part by a $0.6 million decrease in reimbursement revenue for Glatopa expenses.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes:

	Six Months Ended June 30,				Change period over period
	2019	% of Total Operating Expenses	2018	% of Total Operating Expenses	2019 compared to 2018
	(in thousands)	(%)	(in thousands)	(%)	(in thousands)	(%)
Operating expenses:
Research and development	$60,103	34%	$64,582	47%	$(4,479)	(7)%
General and administrative	70,815	41%	43,143	31%	27,672	64%
Restructuring	158	—%	—	—%	158	100%
Other operating expenses	42,936	25%	30,000	22%	12,936	43%
Total operating expenses	$174,012	100%	$137,725	100%	$36,287	26%
Research and Development Expense
The following table sets forth the primary components of our research and development external expenditures, including the amortization of our intangible assets, for each of our principal development programs for the six months ended June 30, 2019 and 2018. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of June 30, 2019	Six Months Ended June 30,
		2019	2018
External Costs Incurred by Product Area:
Novel Therapeutics	Various (1)	$28,893	$14,601
Biosimilars	Various (2)	7,174	5,026
Complex Generics	(3)	176	250
Internal Costs		23,860	44,705
Total Research and Development Expenses		$60,103	$64,582
_______________________________________

(1)
Our novel therapeutic programs include M281, for which we commenced two Phase 2 clinical trials during the three months ended December 31, 2018 and announced in August 2019 that we commenced an additional Phase 2/3 clinical trial; M230, for which our licensee's, CSL's, Phase I study in healthy volunteers to evaluate safety and tolerability of M230 is ongoing; M254, for which we have completed our IND-enabling toxicology study and have initiated a Phase 1/2 clinical study in early 2019; as well as other discovery and nonclinical stage programs.

(2)
Biosimilars are M923, a biosimilar candidate of HUMIRA® (adalimumab), and M710, a biosimilar candidate of EYLEA® (aflibercept). In August 2019, we announced that we will cease active development activities for M923 at this time. For M710, Mylan initiated a pivotal clinical trial in patients in the United States in August 2018. In November 2018, we provided notice to Mylan terminating our participation in the development of our biosimilar programs other than M710.

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

External costs of our novel therapeutic programs increased by $14.3 million, or 98%, from the six months ended June 30, 2018 to the six months ended June 30, 2019, and were primarily driven by clinical trial activity for M281 and M254 as described in Note 1 in the above table. External expenditures for our biosimilars programs increased by $2.1 million, or 43%, from the six months ended June 30, 2018 to the six months ended June 30, 2019, primarily due to increased spending on M710. Internal costs decreased by $20.8 million, or 47% from the six months ended June 30, 2018 to the six months ended June 30, 2019 primarily due to decreased personnel costs, due in part to the workforce reduction announced in October 2018 and reductions in lease costs and lab supplies.
General and Administrative
The increase of $27.7 million, or 64%, from the six months ended June 30, 2018 to the six months ended June 30, 2019 was primarily due to our payment of $21.0 million to Amphastar in June 2019 reflecting our portion of the required settlement payment, $6.1 million increase in related legal costs, and increased depreciation of $8.6 million associated with a change in the estimated useful life of certain leasehold improvements in the fourth quarter of 2018. These increases were partially offset by decreased personnel salaries and stock based compensation expense of $4.5 million due in part to the workforce reduction announced in October 2018.
Restructuring
Restructuring charges consist of severance, bonus, share-based compensation, and impairment of equipment associated with our workforce reduction. See Note 12 "Restructuring" to our condensed consolidated financial statements contained in Part I, Item I of this Quarterly Report on Form 10-Q for further discussion.
Other Operating Expense
Other operating expense was $42.9 million for the six months ended June 30, 2019 that included a take-or-pay purchase obligation under our manufacturing agreement with GSK. Consistent with the Company's decision to cease active development of M923, the Company has canceled its manufacturing runs scheduled through 2020 and recorded a charge of $20.9 million in the six months ended June 30, 2019, representing the minimum purchase obligation. Since the utility of the remaining minimum purchase commitments for the calendar years 2021 through 2022 was deemed impaired at June 30, 2019, the Company recorded an additional charge of $22.0 million during the six months ended June 30, 2019. Other operating expense was $30.0 million for the six months ended June 30, 2018 and was incurred in connection with the same supply agreement with GSK.
Other Income, Net
Other income, net includes other items of non-operating income and expense. Other income, net was $5.9 million and $2.3 million for the six months ended June 30, 2019 and 2018, respectively. The increase of $3.6 million, or 154%, from the six months ended June 30, 2018 to the six months ended June 30, 2019 was the result of higher interest income due to higher invested balances arising from recent financing activities and the benefit of higher market yields on our investments and net gains on assets sold in the period.
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
Liquidity and Capital Resources

At June 30, 2019, we had $344.1 million in cash, cash equivalents and marketable securities. In addition, we also held $37.9 million in restricted cash, of which $36.1 million served as collateral for a security bond posted in the litigation against Amphastar, which was released from collateral on July 15, 2019 following the settlement of the related litigation.
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

Cash, Cash Equivalents and Marketable Securities
Our funds at June 30, 2019 were primarily invested in commercial paper, overnight repurchase agreements, asset-backed securities, U.S. government-sponsored enterprise securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 12 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs.
We do not believe that our cash equivalents and marketable securities were subject to significant market risk at June 30, 2019.

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(111,262)	$(74,998)
Net cash provided by (used in) investing activities	$(16,345)	$60,580
Net cash provided by financing activities	$2,781	$20,772
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(124,826)	$6,354

Cash used in operating activities

The cash used in operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Cash used in operating activities was $111.3 million for the six months ended June 30, 2019 reflecting a net loss of $158.8 million, which was partially offset by non-cash charges of $10.6 million for depreciation and amortization of property, equipment and intangible assets and $7.1 million in share-based compensation.  The net change in our operating assets and liabilities provided cash of $31.4 million resulted primarily from $7.0 million in receivables due from Sandoz for our profit share interest and a $42.9 million increase in liabilities due to contractual obligations payable to GSK in 2020 through 2022, partially offset by $2.3 million in payments of termination benefits from our Workforce Reduction, recognition of $2.8 million in revenue on the upfront payment from Mylan, and payment of our $15.0 million contractual liability to GSK in respect to the June 2018 agreement amendment.

Cash used in operating activities was $75.0 million for the six months ended June 30, 2018 reflecting a net loss of $117.5 million, which was partially offset by non-cash charges of $4.3 million for depreciation and amortization of property, equipment and intangible assets and $10.0 million in share-based compensation. The net change in our operating assets and liabilities provided cash of $27.5 million and resulted primarily from the increase in other current and other long-term liabilities of $30.0 million in connection with the renegotiation with GSK of contractual liabilities, partially offset by a decrease in collaboration liabilities of $3.3 million in connection with our collaboration agreements with CSL and Mylan.

Cash provided by (used in) investing activities

Cash used in investing activities of $16.3 million for the six months ended June 30, 2019 includes cash outflows of $194.5 million for purchases of marketable securities and $1.1 million for purchases of property and equipment, partially offset by cash inflows of $176.8 million from maturities of marketable securities and $2.4 million in proceeds from the disposal of equipment.

Cash provided by investing activities of $60.6 million for the six months ended June 30, 2018 includes cash inflows of $137.0 million from maturities of marketable securities partially offset by cash outflows of $69.8 million for purchases of marketable securities and $6.7 million for purchases of capital equipment and leasehold improvements.

Cash provided by financing activities

Cash provided by financing activities of $2.8 million for the six months ended June 30, 2019 consists solely of proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2019, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. In addition, we are not materially exposed to foreign currency risks. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2019. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

GLATOPA 40 mg/mL-Related Proceedings
On January 31, 2017, Teva filed a suit against us and Sandoz in the United States District Court for the District of New Jersey alleging infringement related to a patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,155,775. We and Sandoz filed a motion to dismiss and a motion to transfer the suit to the United States District Court for the District of Delaware. On January 31, 2017, Teva voluntarily dismissed us from the New Jersey suit for U.S. Patent No. 9,155,775, maintaining the suit against Sandoz. On May 23, 2017, the United States District Court for the District of New Jersey granted our and Sandoz's motion to transfer the suit to the United States District Court for the District of Delaware. Pursuant to the Court's amended schedule a trial was scheduled to commence before the United States District Court for the District of Delaware on May 6, 2019. On March 28, 2019, we and Sandoz entered into a settlement agreement with Teva dismissing the suit and a stipulation of dismissal was filed with and entered by the Court the following day. Under the terms of the settlement agreement, we and Sandoz will provide certain payments to Teva, with our portion of such payment being an offset to our profit share interest from Sandoz on sales of GLATOPA.
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
In April 2017, we, Sandoz and Actavis, or the Settling Parties, settled and signed reciprocal releases of all claims, and filed a voluntary stipulation with the District Court, pursuant to which the Settling Parties stipulated and agreed to dismiss with prejudice all claims and counterclaims among the Settling Parties, without fees or costs to any party, and with the Settling Parties waiving any and all right of appeal. The District Court trial was held in July 2017, and the jury verdict found our patent to be infringed, but invalid and unenforceable. In February 2018, the District Court confirmed the jury’s opinion that the patent was infringed but invalid, but narrowed the jury’s recommendation on unenforceability by finding our patent to be unenforceable against only one of the two infringing methods used by Amphastar. On March 20, 2018, the District Court entered its final judgment affirming its February 2018 rulings. On March 27, 2018, we and Sandoz filed a notice of appeal of the final judgment with the CAFC. The appeal was docketed and briefing was completed on November 19, 2018. On February 20, 2019, we and Sandoz filed with the District Court a motion for relief from judgment with respect to its final judgment. In the event that we are not successful in further appeal or prosecution or settlement of this action against Amphastar, and Amphastar is able to prove it suffered damages as a result of the preliminary injunction, we could be liable for damages for up to $35.0 million of the security bond. We posted $36.1 million as collateral for the security bond and classified the collateral as restricted cash in our consolidated balance sheet. On March 23, 2018, Amphastar filed a motion to enforce liability on the security bond with the District Court. On April 3, 2018, we and Sandoz filed an emergency motion to defer consideration of Amphastar's motion to enforce liability on the security bond pending exhaustion of appeals. On July 16, 2018, the District Court denied Amphastar's motion to enforce liability on the security bond and allowed our and Sandoz' motion to defer consideration.
On September 17, 2015, Amphastar filed a complaint against us and Sandoz in the United States District Court for the Central District of California. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, we and Sandoz sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal and California anti-trust laws and California unfair business laws. Amphastar is seeking unspecified damages and fees. In December 2015, we and Sandoz filed a motion to dismiss and a motion to transfer the case. In January 2016, the case was transferred to the United States District Court for the District of Massachusetts. In February 2016, Amphastar filed a writ of mandamus with the United States Court of Appeals for the Ninth Circuit requesting that the court reverse and review the District Court’s grant of transfer, and in May 2016, the writ requested by Amphastar was denied. On July 27, 2016, our and Sandoz motion to dismiss was granted by the District Court, and the case was dismissed. On August 25, 2016, Amphastar filed a notice of appeal from the dismissal with the United States Court of Appeals for the First Circuit. Briefing was completed in December 2016, and oral argument was held on February 9, 2017. On March 6, 2017, the United States Court of Appeals for the First Circuit reversed the District Court’s dismissal and remanded the case to the District Court for further proceedings. On April 6, 2017, the District Court held a scheduling conference to provide dates for the remanded case, and on April 20, 2017, we and Sandoz filed our renewed motion to dismiss which was denied by the District Court on March 20, 2018. A trial was scheduled for September 2019. On February 19, 2019, Amphastar filed with the District Court a motion for partial summary judgment on issues previously litigated in the patent action.
We, Sandoz and Amphastar entered into a settlement agreement which became effective on June 18, 2019, upon the District Court’s entry of a final order of vacatur of its final judgment entered March 20, 2018 (“Patent Judgment”). Pursuant to the settlement agreement the parties dismissed the appeal of the Patent Judgment with the CAFC and the patent and antitrust cases pending with the District Court. We paid $21.0 million to Amphastar in June 2019 as our portion of the required payment to Amphastar under the settlement agreement. In July 2019, the security bond was canceled, releasing restricted cash of $36.1 million in collateral.
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
M923-Related Proceedings
On March 19, 2019, UFCW Local 1500 Welfare Fund, or UFCW, filed a class action suit against AbbVie, Inc., AbbVie Biotechnology Ltd., Amgen Inc., Samsung Bioepsis Co., Ltd, Mylan, Inc., Mylan Pharmaceuticals, Inc., Sandoz, Fresenius Kabi USA, LLC, Pfizer Pharmaceuticals, Inc. and us, in the United States District Court for the Northern District of Illinois on behalf of itself and all others similarly situated for alleged violations of state and federal antitrust and consumer protection laws. According to the complaint, UFCW is seeking injunctive and other equitable relief and damages. A second complaint mirroring that filed by UFCW, was filed on April 19, 2019 in United States District Court for the Northern District of Illinois by the Sheet Metal Workers’ location Union No. 28 Welfare Fund on behalf of itself and all others similarly situated also names AbbVie Inc., AbbVie Biotechnology Ltd., Amgen Inc., Samsung Bioepsis Co.,Ltd, Mylan, Inc., Mylan Pharmaceuticals, Inc., Sandoz, Fresenius Kabi USA,LLC, Pfizer Pharmaceuticals, Inc. and us as defendants. While the outcome of litigation is inherently uncertain, we believe both of these suits are without merit, and we intend to vigorously defend ourselves in these litigations.

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
On October 1, 2018, as a result of the previously disclosed strategic business review, we announced our intention to focus our resources on the discovery and development of our pipeline of novel drug candidates for immune-mediated diseases and the advancement of two of our late stage biosimilar assets, M923, our proposed biosimilar to HUMIRA, and M710, our proposed biosimilar to EYLEA. In August 2019, we announced that we will cease active development activities for M923 at this time, due to changes in market opportunity relating to its launch.The success of this strategic shift will depend on our ability to successfully develop our novel and biosimilar candidates, hire and retain senior management or other highly qualified personnel, prioritize competing projects and efforts and obtain sufficient resources, including additional capital. The early stage development of novel drug candidates is highly unpredictable due to the lengthy and expensive process of clinical drug development, potential for safety, efficacy or tolerability problems with such product candidates, unexpected expenses or inaccurate financial assumptions or forecasts, potential delays or unfavorable decisions of regulatory agencies and competition for targeted indications or within targeted markets. Our ability to develop our biosimilar candidates depends on our ability to identify a commercialization partner, litigation efforts by our competitors, potential disputes with collaboration partners and their ability to supply and commercialize our products. Accordingly, there are no assurances our change in strategic focus will be successful, which may have an adverse effect on our results of operations or financial condition.
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
We have ceased active development of our biosimilar product candidate, M923, and if we do not resume development of the program our business may be adversely affected.
 In August 2019, we announced that we will cease active development activities at his time for our wholly owned HUMIRA biosimilar, M923, which is fully developed and ready for submission of an application for approval, due to changes in market opportunity relating to its launch. We may seek to license M923 to a third party entirely or opt to otherwise monetize M923 or to terminate the program, which could have a material adverse effect on our business, including paying our remaining take or pay minimum purchase obligation under our manufacturing agreement with GSK without receiving a benefit therefor.
The patient populations of the target indications for our novel therapeutic candidates are small and have not been established with precision. If the actual number of patients are smaller than we estimate, our revenue and ability to achieve profitability with respect to such candidates may be adversely affected.
We estimate that there are approximately 55,000 patients in the United States with generalized myasthenia gravis, or gMG, and approximately 4,000 to 8,000 patients in the United States with hemolytic disease of the fetus and newborn, or HDFN, both potential indications for our product candidate M281. We estimate that chronic idiopathic thrombocytopenic purpura, or ITP, a potential indication for our product candidate M254, affects approximately 30,000 to 40,000 patients in the United States. Our estimates of the size of these patient populations are based on published studies as well as internal analyses. If these studies or our analyses of them do not accurately reflect the number of patients with gMG, HDFN or ITP our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals if and when any of our product candidates receive regulatory approval, or to obtain or maintain profitability. The small population of gMG, HDFN or ITP patients may also delay the enrollment of patients in our clinical trials, especially in light of competing clinical trials.
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
Our near-term ability to generate GLATOPA product revenue also depends in large part on Sandoz' ability to maintain market share and favorable pricing levels for GLATOPA 20 mg/mL and achieve profitable sales and market share for GLATOPA 40 mg/mL. In October 2017, Mylan N.V. announced the launch of its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Since Sandoz' launch of Glatopa 40mg, Sandoz has encountered aggressive pricing and contracting tactics from competitors and as a result we expect modest sales for the product in the future. Our near-term ability to generate GLATOPA 40 mg/mL product revenue will depend on Sandoz' ability to compete with Teva's three-times-weekly COPAXONE 40 mg/mL product and any generic equivalents. As of June 30, 2019, 40 mg/mL glatiramer acetate injection accounted for approximately 85% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. If other competitors receive approval to market generic versions of the 20 mg/mL or 40 mg/mL formulations of COPAXONE, our product revenue and profits would be further impacted, and as a result, our business, including our near-term financial results and our ability to utilize GLATOPA revenue to fund future discovery and development programs, may suffer.
Any future Enoxaparin Sodium Injection product revenue is dependent on Sandoz being able to identify an acceptable contract manufacturer for enoxaparin injection at a price point that will allow for the successful manufacture and competitive commercialization of Enoxaparin Sodium Injection.
 In July 2018, Sandoz notified its customers and the FDA that it will discontinue production of Enoxaparin Sodium Injection. Sandoz continues to evaluate alternate acceptable contract manufacturers at a price point that will allow for profitable and competitive sales and may decide to relaunch Enoxaparin Sodium Injection at a later date following regulatory approval of any such contract manufacturer. Sandoz has faced increasing competition and pricing pressure from brand, authorized generic and other currently-approved generic competitors, which has and will continue to impact Sandoz’ net sales and profits from Enoxaparin Sodium Injection, and therefore our profit share and product revenue, which is based on a fifty-percent contractual profit share. Due to these circumstances, the resulting market price for our Enoxaparin Sodium Injection product has substantially decreased and may decrease further. Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the three months ended June 30, 2019. We expect future revenues from Sandoz' sales of Enoxaparin Sodium Injection, if any, to be minimal.
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
We have incurred significant losses since our inception in May 2001. At June 30, 2019, our accumulated deficit was $902.6 million. We may incur annual operating losses over the next several years as we expand our product development, commercialization and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture, market and sell any products we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.
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
As of June 30, 2019, we had cash, cash equivalents and marketable securities totaling approximately $344.1 million. For the six months ended June 30, 2019, we had a net loss of $158.8 million and our operations used cash of $111.3 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development and commercialization of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

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

•
the cost of litigation maintaining and enforcing our intellectual property rights and defending intellectual property related claims, that is not otherwise covered by our collaboration agreements, or potential patent litigation with others, as well as any damages, including possibly treble damages, that may be owed to third parties should we be unsuccessful in such litigation;

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
In 2017, members of Congress and the President sought to repeal and replace the Affordable Care Act, and, while those efforts did not succeed, it is possible that similar efforts will be made in the future. Recently, the Tax Cuts and Jobs Act, or Tax Act, was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. It is uncertain whether regulatory changes to the implementation of the Affordable Care Act will restrict patient access to affordable insurance and impact their access to novel, biosimilar and complex generic products. The full effects of any repeal and replacement of the Affordable Care Act, or regulatory changes to its implementation cannot be known until a new law is implemented through regulations or guidance is issued by the CMS and other federal and state health care agencies. Any legislative or regulatory changes could have a material adverse effect on our business, financial condition and potential profitability. In addition, litigation may prevent some or all of the legislation from taking effect. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. While the Trump Administration and the Centers for Medicare & Medicaid Services have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, will impact the law. In 2019 and beyond, we may face additional uncertainties as a result of likely federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the Affordable Care Act. There is no assurance that the Affordable Care Act, as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
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
Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.
As of December 31, 2018, we had federal and state net operating loss carryforwards of approximately $569.0 million and $548.5 million, respectively. Our net operating loss carryforwards generated before January 1, 2018 are subject to expiration and will expire at various dates through 2038. As of December 31, 2018, we also had federal and state research and development and other tax credit carryforwards, including the orphan drug credit, of approximately $37.9 million and $12.2 million, respectively, available to reduce future tax liabilities. The federal and state research and development and other tax credit carryforwards expire at various dates through 2038, while the orphan drug credit does not expire. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with or after this offering, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. The reduction of the corporate tax rate under the TCJA may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Furthermore, under the TCJA, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond will only be able to offset 80% of taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.
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
If other generic versions of the brand name drugs, or other biosimilars of the reference products, for which we have products or product candidates, including GLATOPA 20 mg/mL, GLATOPA 40 mg/mL and M710, are approved and successfully commercialized, our business would suffer.
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
In addition, the first biosimilar determined to be interchangeable with a particular reference product for any condition of use is eligible for a period of market exclusivity that delays an FDA determination that a second or subsequent biosimilar product is interchangeable with that reference product for any condition of use until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued under 42 U.S.C. § 262(l)(6). A determination that another company’s product is interchangeable with EYLEA prior to approval of M710 may therefore delay any determination that our product is interchangeable with the reference product, which may materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue.

If an alternative version of a reference product, such as COPAXONE or EYLEA , is developed that has a new product profile and labeling, the alternative version of the product could significantly reduce the market share of the original reference product, and may cause a significant decline in sales or potential sales of our corresponding generic or biosimilar product.
Brand companies may develop alternative versions of a reference product as part of a life cycle extension strategy, and may obtain approval of the alternative version under a supplemental new drug application, for a drug, or biologics license application, for a biologic. The alternative version may offer patients added benefits such as a more convenient form of administration or dosing regimen. Should the brand company succeed in obtaining an approval of an alternative product, it may capture a significant share of the collective reference product market and significantly reduce the market for the original reference product and thereby the potential size of the market for our generic or biosimilar products. For example, as of June 30, 2019, Teva’s three-times-weekly COPAXONE 40 mg/mL and Mylan N.V.’s three-times-weekly generic equivalent product accounted for approximately 84% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. As a result, the market potential for GLATOPA 20 mg/mL has decreased, and may decrease further as additional patients are converted from once-daily COPAXONE or any generic equivalent to three-times-weekly COPAXONE or generic equivalent. In addition, the alternative product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the alternative product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.
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
If the market for a reference product, such as COPAXONE or EYLEA, significantly declines, sales or potential sales of our corresponding generic and biosimilars product and product candidates may suffer and our business would be materially impacted.
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
Since many of our product candidates are developed under collaborations or licenses with third parties, we do not have sole decision making authority with respect to commercialization or development of those product candidates. We have built relationships and work collaboratively with our third-party collaborators and manufacturers to ensure the success of our development and commercialization efforts. A significant change in the senior management team, a change in the financial condition or a change in the business operations, including a change in control or internal corporate restructuring, of any of our collaboration partners or third-party manufacturers, could result in delayed timelines on our products. In addition, we may have to re-establish working relationships and familiarize new counterparts with our products and business. Any such change may result in the collaboration partner or third party manufacturer internally re-prioritizing our programs or decreasing resources or funding allocated to support our programs. Changes with respect to any of our collaborators may negatively impact our business operations.

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
The stock market in general and the market prices for securities of biotechnology companies in particular have experienced extreme volatility that often has been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock has been, and is likely to continue to be, volatile. Furthermore, our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	delays in achievement of, or failure to achieve, program milestones that are associated with the valuation of our company or significant milestone revenue;

•	failure of GLATOPA 20 mg/mL to sustain or GLATOPA 40 mg/mL to achieve profitable sales or market share that meet expectations of securities analysts;

•	litigation involving our company or our general industry or both;

•	a settlement related to any case; or a decision in favor of third parties in antitrust litigation filed against us;

•	announcements by other companies regarding the status of their ANDAs for generic versions of COPAXONE;

•	FDA approval of other companies’ ANDAs for generic versions of COPAXONE;

•	marketing and/or launch of other companies’ generic versions of COPAXONE, such as Mylan N.V.'s October 2017 launch of its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL;

•
adverse FDA decisions regarding the development requirements for one of our biosimilar product candidates or failure of our other product applications to meet the requirements for regulatory review and/or approval;

•	results or delays in our or our competitors’ clinical trials or regulatory filings;

•	enactment of legislation that repeals the law enacting the biosimilar regulatory approval pathway or amends the law in a manner that is adverse to our biosimilar development strategy;

•	failure to demonstrate biosimilarity or interchangeability with respect to our biosimilar product candidates such as M710;

•	demonstration of or failure to demonstrate the safety and efficacy for our novel product candidates;

•	our inability to manufacture any products in conformance with cGMP or in sufficient quantities to meet the requirements for the commercial sale of the product or to meet market demand;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	the discovery of unexpected or increased incidence in patients’ adverse reactions to the use of our products or product candidates or indications of other safety concerns;

•	developments or disputes concerning our patents or other proprietary rights;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	termination of any of our product development and commercialization collaborations, or changes in our development or commercialization strategy for wholly-owned product candidates;

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	investors’ general perception of our company, our products, the economy and general market conditions;

•	rapid or disorderly sales of stock by holders of significant amounts of our stock; or

•	significant fluctuations in the price of securities generally or biotechnology company securities specifically.
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

Item 6.    EXHIBITS

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Third Amended and Restated Certificate of Incorporation.	S-3	3.1	4/30/2013	333-188227
3.2	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of Momenta Pharmaceuticals, Inc.	8-K	3.1	1/30/2019	000-50797
3.3	Fourth Amended and Restated By-Laws of the Registrant, adopted on March 14, 2017.	8-K	3.1	3/17/2017	000-50797
*#10.1	Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan, as amended and restated.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are not embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plan or arrangement.

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2019 and 2018, and (v) Notes to Unaudited, Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.

Date: August 7, 2019	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Michelle Robertson
Michelle Robertson, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)