Form 10-Q
period 2019-09-30
MOMENTA PHARMACEUTICALS INC
filed 2019-11-04
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 22, 2019, there were 98,917,239 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are about future events or future results, or are otherwise not statements of historical fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management. In some cases, these statements can be identified by words such as “anticipate,” “approach,” “believe,” “can,” “contemplate,” “continue,” “could,” “ensure,” “estimate,” “expect,” "goal," “intend,” “likely,” “may,” “might,” “objective,” “opportunity,” “plan,” “potential”, “predict,” “project,” “pursue,” “seek,” “schedule,” “should,” “strategy,” “target,” “typically,” “will,” “would,” and other similar words or expressions, or the negative of these words or similar words or expressions. These statements include, but are not limited to, statements regarding our priorities, goals and strategies, including our change in strategic focus toward the discovery and development of our novel drug candidates for rare immune-mediated diseases, including M281, M254 and M230, the advancement of our late stage biosimilar candidate, M710, and our plans regarding our M923 program; the use, efficacy, safety, potency, tolerability, dosing, convenience, differentiation and commercial potential of our products and product candidates; the design, timing and goals of clinical trials and the availability, timing and announcement of data and results; estimates of incidence of disease and patient populations; market potential and acceptance of our products and product candidates; the timing of regulatory filings, reviews and approvals; our expectations regarding the development and utility of our products and product candidates; development timelines for our product candidates; development, manufacture and commercialization of our products and product candidates; efforts to seek and manage relationships with collaboration partners, including without limitation for our novel therapeutic and biosimilar programs; the timing of launch of products and product candidates; market share and product revenues of our products and product candidates, including GLATOPA and Enoxaparin Sodium Injection; the timing, merits, strategy, impact and outcome of, and decisions regarding, legal proceedings; the settlement of, and release of collateral for, certain legal proceedings; timing of biosimilar market formation; collaboration revenues and research and development revenues; the sufficiency of our current capital resources and projected milestone payments and product revenues for future operations; our future financial position, including but not limited to our future operating losses, our potential future profitability; our future expenses, including anticipated restructuring charges; the composition and mix of our cash, cash equivalents and marketable securities; our future revenues and our future liabilities; our funding transactions and our intended uses of proceeds thereof; the potential sale of our common stock pursuant to a sales agreement entered into with Stifel, Nicolaus & Company, Incorporated; product candidate development costs; receipt of contingent milestone payments; accounting policies, estimates and judgments; our estimates regarding the fair value of our investment portfolio; the market risk of our cash equivalents, marketable securities and derivative, foreign currency and other financial instruments; rights, obligations, terms, conditions and allocation of responsibilities and decision making under our collaboration agreements; the regulatory pathway for biosimilars; our strategy, including but not limited to our regulatory strategy, and scientific approach; the importance of key customer distribution arrangements; market potential and acceptance of our products and product candidates; future capital requirements; reliance on our collaboration partners and other third parties; the competitive landscape; changes in, impact of and compliance with laws, rules and regulations; product reimbursement policies and trends; pricing of pharmaceutical products, including our products and product candidates; our stock price; our intellectual property strategy and position; sufficiency of insurance; attracting and retaining qualified personnel; our internal controls and procedures; acquisitions or investments in companies, products and technologies; entering into collaboration and/or license arrangements; marketing plans; financing our planned operating and capital expenditure; materials used in our research and development; dilution; royalty rates; and vesting of equity awards.
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

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$122,131	$248,334
Marketable securities	149,599	174,076
Collaboration receivable	5,670	11,371
Prepaid expenses and other current assets	8,619	6,318
Assets held-for-sale	125	1,324
Total current assets	286,144	441,423
Marketable securities, long-term	54,132	27,001
Property and equipment, net	11,555	20,944
Restricted cash, long-term	1,849	37,898
Intangible assets, net	2,018	2,883
Other long-term assets	42,070	1,414
Total assets	$397,768	$531,563
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,459	$9,352
Accrued expenses	26,212	14,060
Accrued restructuring	257	3,235
Collaboration liabilities	4,283	4,721
Deferred revenue	939	3,916
Other current liabilities	5,431	16,227
Total current liabilities	40,581	51,511
Deferred revenue, net of current portion	1,183	1,774
Other long-term liabilities	80,080	17,270
Total liabilities	121,844	70,555
Commitments and contingencies (Notes 8 and 13)
Stockholders’ Equity:
Common stock, $0.0001 par value per share; 200,000 shares authorized, 99,374 shares issued and 98,806 shares outstanding at September 30, 2019 and 100,000 shares authorized, 98,695 shares issued and 98,466 shares outstanding at December 31, 2018	10	10
Additional paid-in capital	1,225,748	1,208,025
Accumulated other comprehensive income (loss)	461	(87)
Accumulated deficit	(947,181)	(743,826)
Treasury stock, at cost, 568 shares at September 30, 2019 and 229 shares at December 31, 2018	(3,114)	(3,114)
Total stockholders’ equity	275,924	461,008
Total liabilities and stockholders’ equity	$397,768	$531,563
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Collaboration revenue:
Product revenue	$5,551	$13,621	$11,236	$28,921
Research and development revenue	840	1,263	4,450	3,846
Total collaboration revenue	6,391	14,884	15,686	32,767
Operating expenses:
Research and development	46,105	30,727	106,208	95,309
General and administrative	20,081	20,437	90,896	63,580
Restructuring	19	15,535	177	15,535
Other operating expense	—	—	42,936	30,000
Gain on lease modification	(13,720)	—	(13,720)	—
Total operating expenses	52,485	66,699	226,497	204,424
Operating loss	(46,094)	(51,815)	(210,811)	(171,657)
Other income, net	1,551	1,515	7,456	3,841
Net loss	$(44,543)	$(50,300)	$(203,355)	$(167,816)

Basic and diluted net loss per share	$(0.45)	$(0.65)	$(2.06)	$(2.20)
Weighted average shares used in computing basic and diluted net loss per share	98,709	77,229	98,501	76,415

Comprehensive loss:
Net loss	$(44,543)	$(50,300)	$(203,355)	$(167,816)
Net unrealized holding gain (loss) on available-for-sale debt securities	(58)	137	548	(24)
Comprehensive loss	$(44,601)	$(50,163)	$(202,807)	$(167,840)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(203,355)	$(167,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	10,857	5,575
Impairment of equipment	—	1,605
Share-based compensation expense	13,825	20,172
Amortization of premium on investments	(1,534)	(175)
Amortization of intangibles	865	865
Loss (gain) on disposal of assets	(789)	623
Gain on lease modification	(13,720)	—
Changes in operating assets and liabilities:
Collaboration receivable	5,701	1,213
Prepaid expenses and other current assets	(3,307)	1,573
Other long-term assets	2,849	62
Accounts payable	(5,850)	(5,893)
Accrued expenses	11,760	(2,175)
Accrued restructuring	(2,978)	8,674
Collaboration liabilities	(438)	(6,072)
Deferred revenue	(3,568)	(1,896)
Other liabilities	22,849	22,273
Net cash used in operating activities	(166,833)	(121,392)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,737)	(8,594)
Proceeds from disposal of equipment	2,992	84
Purchases of marketable securities	(242,018)	(117,440)
Proceeds from maturities of marketable securities	241,446	207,459
Net cash provided by investing activities	683	81,509

Cash Flows from Financing Activities:
Proceeds from issuance of common stock under stock plans	3,898	27,751
Net cash provided by financing activities	3,898	27,751

Net decrease in cash, cash equivalents and restricted cash	(162,252)	(12,132)
Cash, cash equivalents and restricted cash, beginning of period	286,232	96,683
Cash, cash equivalents and restricted cash, end of period	$123,980	$84,551

Non-Cash Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$392	$1,228
Receivable due from stock option exercises	$—	$124
Impact of adopting ASC 606	$—	$5,511

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock										Treasury Stock
	Shares		Par Value		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)		Accumulated Deficit		Shares		Amount	Total Stockholders' Equity
Balances at December 31, 2017	76,584		$8		$939,654		$(140)		$(562,254)		(229)		(3,114)	$374,154
Impact of adopting ASU 2016-09	—		—		—		—		(5,511)		—		—	(5,511)
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	691		—		8,966		—		—		—		—	8,966
Issuance of restricted stock	101		—		—		—		—		—		—	—
Cancellation/forfeiture of restricted stock	(47)		—		—		—		—		—		—	—
Share-based compensation expense	—		—		4,874		—		—		—		—	4,874
Unrealized loss on marketable securities	—		—		—		(435)		—		—		—	(435)
Net loss	—		—		—		—		(47,631)		—		—	(47,631)
Balances at March 31, 2018	77,329	—	$8	—	$953,494	—	$(575)	—	$(615,396)	—	(229)	—	(3,114)	$334,417
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	808		—		11,713		—		—		—		—	11,713
Issuance of restricted stock	70		—		—		—		—		—		—	—
Cancellation/forfeiture of restricted stock	(38)		—		—		—		—		—		—	—
Share-based compensation expense	—		—		5,172		—		—		—		—	5,172
Unrealized gain on marketable securities	—		—		—		274		—		—		—	274
Net loss	—		—		—		—		(69,885)		—		—	(69,885)
Balances at June 30, 2018	78,169		$8		$970,379		$(301)		$(685,281)		(229)		(3,114)	$281,691
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	467		—		7,103		—		—		—		—	7,103
Issuance of restricted stock	23		—		—		—		—		—		—	—
Cancellation/forfeiture of restricted stock	(51)		—		—		—		—		—		—	—
Share-based compensation expense	—		—		10,126		—		—		—		—	10,126
Unrealized gain on marketable securities	—		—		—		137		—		—		—	137
Net loss	—		—		—		—		(50,300)		—		—	(50,300)
Balances at September 30, 2018	78,608		$8		$987,608		$(164)		$(735,581)		(229)		$(3,114)	$248,757

	Common Stock					Treasury Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity
Balances at December 31, 2018	98,695	$10	$1,208,025	$(87)	$(743,826)	(229)	$(3,114)	$461,008
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	237	—	2,577	—	—	—	—	2,577
Issuance of restricted stock	280	—	—	—	—	—	—	—
Cancellation/forfeiture of restricted stock	(36)	—	—	—	—	—	—	—
Share-based compensation expense for employees	—	—	3,474	—	—	—	—	3,474
Unrealized gain on marketable securities	—	—	—	342	—	—	—	342
Net loss	—	—	—	—	(44,843)	—	—	(44,843)
Balances at March 31, 2019	99,176	$10	$1,214,076	$255	$(788,669)	(229)	$(3,114)	$422,558
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	20	—	204	—	—	—	—	204
Issuance of restricted stock	55	—	—	—	—	—	—	—
Cancellation/forfeiture of restricted stock	—	—	—	—	—	(339)	—	—
Share-based compensation expense for employees	—	—	3,662	—	—	—	—	3,662
Unrealized gain on marketable securities	—	—	—	264	—	—	—	264
Net loss	—	—	—	—	(113,969)	—	—	(113,969)
Balances at June 30, 2019	99,251	$10	$1,217,942	$519	$(902,638)	(568)	$(3,114)	$312,719
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	103	—	1,117	—	—	—	—	1,117
Issuance of restricted stock	20	—	—	—	—	—	—	—
Share-based compensation expense for employees	—	—	6,689	—	—	—	—	6,689
Unrealized loss on marketable securities	—	—	—	(58)	—	—	—	(58)
Net loss					(44,543)			(44,543)
Balances at September 30, 2019	99,374	$10	$1,225,748	$461	$(947,181)	(568)	$(3,114)	$275,924
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

Basis of Presentation

In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial statements for interim periods in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission, or the SEC, on February 22, 2019. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company's audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Summary of Significant Accounting Policies

The Company's significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies" to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018, except as described below.

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

2. Supplemental Cash Flow Statement Information

The following table summarizes the Company’s cash, cash equivalents and restricted cash as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$122,131	$248,334
Restricted cash, long-term	1,849	37,898
Total	$123,980	$286,232

3. Fair Value Measurements

The tables below present information about the Company’s assets that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

Description	Balance as of September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$101,576	$101,576	$—	$—
Certificates of deposit	1,600	—	1,600	—
Commercial paper obligations	3,199	—	3,199	—
Overnight repurchase agreements	7,500	—	7,500	—
Marketable securities:
U.S. government-sponsored enterprise securities	24,674	—	24,674	—
Corporate debt securities	111,909	—	111,909	—
Certificates of deposit	5,064	—	5,064	—
Commercial paper obligations	30,040	—	30,040	—
Asset-backed securities	32,044	—	32,044	—
Total	$317,606	$101,576	$216,030	$—

Description	Balance as of December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$119,955	$119,955	$—	$—
Marketable securities:
U.S. government-sponsored enterprise securities	12,424	—	12,424	—
Corporate debt securities	129,308	—	129,308	—
Certificates of deposit	3,003	—	3,003	—
Commercial paper obligations	30,935	—	30,935	—
Asset-backed securities	25,407	—	25,407	—
Total	$321,032	$119,955	$201,077	$—

Overnight repurchase agreements are classified as Level 2 due to the collateral including both U.S. government-sponsored enterprise securities and treasury instruments.
There have been no impairments of the Company’s assets measured and carried at fair value during the three and nine months ended September 30, 2019 and the year ended December 31, 2018. In addition, there were no changes in valuation techniques or transfers between the fair value measurement levels during the three and nine months ended September 30, 2019. The fair value of Level 2 instruments classified as marketable securities were determined through third party pricing services. For a description of the Company’s validation procedures related to prices provided by third party pricing services, refer to Note 2, “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018. The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, collaboration receivable, other current assets, accounts payable, accrued restructuring, and accrued expenses approximate fair value due to their short-term maturities.

4. Cash, Cash Equivalents and Marketable Securities

The Company’s cash equivalents are composed of money market funds, certificates of deposit, commercial paper obligations, and overnight repurchase agreements. Money market funds are carried at fair value, which approximates cost at September 30, 2019 and December 31, 2018. Overnight repurchase agreement yields are comparable to money market funds where principal and interest on the instruments is due the next day.

The Company classifies U.S. government-sponsored enterprise securities, corporate debt securities, certificates of deposit, commercial paper and asset-backed securities as short-term and long-term marketable securities in its consolidated financial statements. See Note 2, “Summary of Significant Accounting Policies” to the Company's condensed consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the Company’s accounting policies.

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of September 30, 2019 and December 31, 2018 (in thousands):

As of September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds, certificates of deposit, commercial paper obligations, and overnight repurchase agreements	$122,131	$—	$—	$122,131
U.S. government-sponsored enterprise securities due in one year or less	22,756	26	—	22,782
U.S. government-sponsored enterprise securities due in more than one year	1,881	11	—	1,892
Corporate debt securities due in one year or less	91,372	243	(3)	91,612
Corporate debt securities due in more than one year	20,183	114	—	20,297
Certificates of deposit due in one year or less	5,062	2	—	5,064
Commercial paper obligations due in one year or less	30,029	11	—	30,040
Asset-backed securities due in one year or less	101	—	—	101
Asset-backed securities due in more than one year	31,886	59	(2)	31,943
Total	$325,401	$466	$(5)	$325,862

Reported as:
Cash and cash equivalents	$122,131	$—	$—	$122,131
Marketable securities	203,270	466	(5)	203,731
Total	$325,401	$466	$(5)	$325,862

As of December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, money market funds and overnight repurchase agreements	$248,334	$—	$—	$248,334
U.S. government-sponsored enterprise securities due in one year or less	12,428	—	(4)	12,424
Corporate debt securities due in one year or less	128,107	16	(110)	128,013
Corporate debt securities due in more than one year	1,300	—	(5)	1,295
Certificates of deposit due in one year or less	2,702	1	—	2,703
Certificates of deposit due in more than one year	300	—	—	300
Commercial paper obligations due in one year or less	30,911	25	(1)	30,935
Asset-backed securities due in one year or less	25,416	2	(11)	25,407
Total	$449,498	$44	$(131)	$449,411

Reported as:
Cash and cash equivalents	$248,334	$—	$—	$248,334
Marketable securities	201,164	44	(131)	201,077
Total	$449,498	$44	$(131)	$449,411

5. Restricted Cash

The following table summarizes the amounts designated as collateral for letters of credit related to the lease of office and laboratory space in Cambridge, Massachusetts at September 30, 2019 and December 31, 2018 (collateral amounts are presented in thousands):

Property Location	Approximate Square Footage	Lease Expiration Date	Letter of Credit Amount	Balance Sheet Classification
320 Bent Street	15,000	2/28/2027	$748	Non-Current Asset
301 Binney Street, Fifth Floor	80,000	6/29/2025	1,101	Non-Current Asset
Total			$1,849

On July 31, 2019, the Company entered into an amendment to its office and laboratory space lease at 320 Bent Street in Cambridge, Massachusetts. See Note 8, "Leases" herein.
On July 15, 2019, the Company canceled the security bond in the litigation against Amphastar and released $36.1 million of previously restricted cash that served as collateral for a letter of credit. See Note 13, "Commitments and Contingencies" herein.

6. Other Assets

As of September 30, 2019 and December 31, 2018, other long-term assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Right-of-use operating lease asset	$41,979	$—
Other	91	1,414
Total other long-term assets	$42,070	$1,414

7. Other Liabilities

As of September 30, 2019 and December 31, 2018, other current and long-term liabilities consisted of the following (in thousands):

Other Current Liabilities

	September 30, 2019	December 31, 2018
Contract liability	$—	$15,000
Lease liability	5,292	—
Lease incentive	—	1,052
Deferred rent	—	47
Other	139	128
Total other current liabilities	$5,431	$16,227

Other Long-Term Liabilities

	September 30, 2019	December 31, 2018
Lease liability	$35,713	$—
Contractual obligations	43,547	—
Lease incentive	—	7,877
Deferred rent	—	8,477
Other	820	916
Total other long-term liabilities	$80,080	$17,270

As of September 30, 2019, the Company included $43.5 million in other long-term liabilities in connection with our contractual obligations to Human Genome Sciences, Inc., or GSK, under a manufacturing services agreement. Refer to Note 13, "Commitments and Contingencies" herein.

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

On January 1, 2019, the Company adopted ASU 2016-02, Leases. Refer to Note 1, "Nature of Business and Basis of Presentation" herein for additional disclosures. Lease cost and other information related to the Company's operating leases were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost (in thousands)	$2,650	$9,968
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows (in thousands)	$2,586	$10,187

		September 30, 2019
Weighted-average remaining lease term (years)		6.1
Weighted-average discount rate		7.4%

Future minimum lease payments and lease liabilities as of September 30, 2019 were as follows (in thousands):

Operating leases
October 1 to December 31, 2019	$1,998
2020	8,191
2021	8,351
2022	8,489
2023	8,380
2024 and beyond	15,774
Total future minimum lease payments	$51,183
Less: imputed interest	(10,178)
Total lease liability	$41,005

Reported as:
Other current liabilities	$5,292
Other long-term liabilities	35,713
Total lease liabilities	$41,005

On July 31, 2019, the Company entered into an amendment to its office and laboratory space lease at 320 Bent Street in Cambridge, Massachusetts. The amendment provided for the partial termination of the Company's obligations with respect to 89,000 square feet of the space leased. The Company continues to lease approximately 15,000 square feet. The Company incurred $3.9 million in termination fee and other initial direct costs and reduced its remaining lease payments through February 2027 by approximately $62.7 million. As a result of the modification, the Company adjusted its operating lease liability and recorded the proportionate reduction in its right-of-use asset using an incremental borrowing rate of 6.91%, resulting in a gain of approximately $13.7 million, recorded as operating expenses on its consolidated statements of operations and comprehensive loss. The Company elected to determine the proportionate reduction in the right-of-use asset based on the reduction to the lease liability and will apply that methodology consistently to all comparable modifications that decrease the scope of the lease.

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

Sandoz began selling Enoxaparin Sodium Injection in July 2010. In June 2015, the Company and Sandoz amended the agreement to provide that Sandoz would pay the Company 50% of contractually defined profits on sales. Due to increased generic competition and resulting decreased market pricing for the licensed product, Sandoz did not record any profit on sales of the licensed product for the nine months ended September 30, 2019 and 2018, and therefore the Company did not record product revenue for the licensed product in those periods. The Company is no longer eligible to receive milestones under the agreement.

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

In July 2018, Sandoz notified its customers and the Food and Drug Administration, or FDA, that it would discontinue supplying the licensed product. The Company expects any future revenues from Sandoz' sales of the licensed product, if any, to be minimal.

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

Following FDA approval of Mylan N.V.'s generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL, which Mylan N.V. announced in October 2017, the Company is no longer eligible to earn $80.0 million in future post-launch commercial milestone payments. The Company is still eligible to receive up to $30.0 million in performance-based milestone payments for GLATOPA in the United States, although the Company believes it is not likely that the performance-based milestones will be achieved. None of these payments, once received, is refundable and there are no general rights of return.

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

As of September 30, 2019, $2.1 million of the transaction price remains allocated to unsatisfied performance obligations and is included in deferred revenue in the condensed consolidated balance sheets. The license and related research and development services performance obligations are expected to be delivered over a period through estimated FDA approval for M710 and through the termination date of the remaining product candidates.

Development milestones, sales-based milestones, and profit share related to the license of intellectual property will be recognized by analogy to the Company’s revenue accounting policies.

Collaboration Costs and Reimbursements

Collaboration costs incurred by the parties are subject to quarterly reconciliation such that the final amount of expense included in the Company's condensed consolidated statements of operations and comprehensive loss is equal to its 50% share of the total collaboration costs. The Company classifies the payments received or made under the cost sharing provisions of the arrangement as a component of research and development or general and administrative expense accordingly to reflect the joint risk sharing nature of the arrangement. Mylan funds its 50% share of development-related collaboration costs through contingent milestone payments, while other shared collaboration costs are reconciled by the parties with the owing party reimbursing the other party by making quarterly payments. The Company records a contract asset to reflect a receivable due from Mylan for Mylan’s 50% share of other shared collaboration costs and a contract liability to reflect the balance of any advance payment from Mylan to be applied towards Mylan’s 50% share of future development-related collaboration costs.

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

License Agreement Summary

The following tables provide amounts by year indicated and by line item included in the Company's accompanying consolidated financial statements attributable to transactions arising from its license and collaboration arrangements. The dollar amounts in the tables below are in thousands.

	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Contract assets
Collaboration receivables:
Opening balance - January 1, 2019	$—	$11,281	$90	$—	$11,371
Revenue / cost recovery	—	12,117	88	—	12,205
Cash receipts	—	(17,729)	(177)	—	(17,906)
Ending balance - September 30, 2019	$—	$5,669	$1	$—	$5,670

Contract liabilities
Deferred revenue:
Opening balance - January 1, 2019	$—	$—	$5,690	$—	$5,690
Revenue recognition	—	—	(3,568)	—	(3,568)
Ending - September 30, 2019	—	—	2,122	—	2,122
Less: current portion	—	—	(939)	—	(939)
Deferred revenue, net of current portion - September 30, 2019	$—	$—	$1,183	$—	$1,183

Collaboration liabilities:
Opening balance - January 1, 2019	$—	$—	$1,412	$3,309	$4,721
Payments	—	—	—	(6,836)	(6,836)
Net collaboration costs incurred in the period	—	—	1,816	4,582	6,398
Ending balance - September 30, 2019	$—	$—	$3,228	$1,055	$4,283

	For the Three Months Ended September 30, 2019
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$—	$5,551	$—	$—	$5,551
Research and development revenue	—	119	721	—	840
Total collaboration revenue	$—	$5,670	$721	$—	$6,391
Operating expenses:
Research and development expense	$1	$47	$2,304	$28	$2,380
General and administrative expense	4,132	—	201	3	4,336
Net amount (recovered from) / payable to collaborators	—	—	1,420	1,055	2,475
Total operating expenses	$4,133	$47	$3,925	$1,086	$9,191

	For the Three Months Ended September 30, 2018
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$—	$13,621	$—	$—	$13,621
Research and development revenue	—	632	631	—	1,263
Total collaboration revenue	$—	$14,253	$631	$—	$14,884
Operating expenses:
Research and development expense	$—	$448	$5,929	$189	$6,566
General and administrative expense	3,282	22	571	7	3,882
Net amount (recovered from) / payable to collaborators	—	—	(2,890)	2,223	(667)
Total operating expenses	$3,282	$470	$3,610	$2,419	$9,781

	For the Nine Months Ended September 30, 2019
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$—	$11,236	$—	$—	$11,236
Research and development revenue	—	882	3,568	—	4,450
Total collaboration revenue	$—	$12,118	$3,568	$—	$15,686
Operating expenses:
Research and development expense	$1	$223	$8,847	$105	$9,176
General and administrative expense	15,624	44	670	16	16,354
Net amount (recovered from) / payable to collaborators	—	—	1,733	4,582	6,315
Total operating expenses	$15,625	$267	$11,250	$4,703	$31,845

	For the Nine Months Ended September 30, 2018
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$—	$28,921	$—	$—	$28,921
Research and development revenue	7	1,943	1,896	—	3,846
Total collaboration revenue	$7	$30,864	$1,896	$—	$32,767
Operating expenses:
Research and development expense	$—	$698	$22,438	$778	$23,914
General and administrative expense	8,901	103	1,691	28	10,723
Net amount (recovered from) / payable to collaborators	—	—	(7,742)	6,356	(1,386)
Total operating expenses	$8,901	$801	$16,387	$7,162	$33,251

10. Share-Based Payments

The table below presents share-based compensation expense included in each of the financial statement line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$2,401	$1,870	$4,641	$5,933
General and administrative	4,288	3,000	9,184	8,983
Restructuring	$—	$5,256	$—	$5,256
Total share-based compensation expense	$6,689	$10,126	$13,825	$20,172

During the nine months ended September 30, 2019, the Company granted 2,011,617 stock options with a per share weighted-average grant date fair value of $6.47 and 126,006 restricted stock units to its employees and board members.

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

During the nine months ended September 30, 2019, the Company granted performance-based restricted stock units, or PSUs, to its employees. As of September 30, 2019, up to 2,011,456 shares of the Company's common stock may be issued under outstanding PSUs. The vesting of these PSUs is subject to the Company achieving up to three possible performance milestones related to the Company's active novel programs. One sixth of the units will vest upon the achievement of each milestone and one sixth shall vest on the one-year anniversary of that date, with the first possible vesting date on October 17, 2019 and subject to acceleration upon certain events. At September 30, 2019, the Company concluded that it was not probable that any of the performance milestones would be achieved. For the three and nine months ended September 30, 2019, the Company recognized no stock compensation costs related to these awards.

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

For the three and nine months ended September 30, 2019 and 2018, basic and diluted net loss per share were the same since all common stock equivalents were anti-dilutive. As of September 30, 2019 and 2018, the following potential common stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	September 30,
	2019	2018
Outstanding stock options	6,283	5,295
Restricted stock awards and units	826	1,338

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

The following table outlines the components of the restructuring charges during the nine months ended September 30, 2019 included in the condensed consolidated statements of operations and comprehensive loss, and ending liability recorded in the condensed consolidated balance sheets as at September 30, 2019 (in thousands):

	Remaining liability at December 31, 2018	Adjustments during the nine months ended September 30, 2019	Amount paid during the nine months ended September 30, 2019	Remaining liability at September 30, 2019
Employee severance, bonus and other	$3,235	$177	$(3,155)	$257
Total restructuring charges	$3,235	$177	$(3,155)	$257

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

Enoxaparin Sodium Injection-related Litigation
On September 21, 2011, the Company and Sandoz sued Amphastar and Actavis in the United States District Court for the District of Massachusetts for patent infringement. Also in September 2011, the Company filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar and Actavis from selling their Enoxaparin product in the United States. In October 2011, the District Court granted the Company's motion for a preliminary injunction and entered an order enjoining Amphastar and Actavis from advertising, offering for sale or selling their Enoxaparin product in the United States until the conclusion of a trial on the merits and required the Company and Sandoz to post a security bond of $100 million in connection with the litigation. The Company's portion of the bond was $35 million for which the Company had posted up to $36.1 million as collateral, which was classified as restricted cash in its consolidated balance sheet. Amphastar and Actavis appealed the decision to the CAFC, and in January 2012, the CAFC stayed the preliminary injunction. In August 2012, the CAFC vacated the preliminary injunction and remanded the case to the District Court.
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
On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against the Company and Sandoz in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic Enoxaparin Sodium Injection. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, the Company and Sandoz sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and unspecified damages and fees. In December 2015, the Company and Sandoz filed a motion to dismiss and a motion to transfer the case to the United States District Court for the District of Massachusetts. On March 21, 2017, the United States District Court for the Middle District of Tennessee dismissed NGH’s claim for damages against the Company and Sandoz, but allowed the case to move forward, in part, for NGH’s claims for injunctive and declaratory relief. In the same opinion, the United States District Court for the Middle District of Tennessee denied the Company's motion to transfer. On June 9, 2017, NGH filed a motion to amend its complaint to add a new named plaintiff, the American Federation of State, County and Municipal Employees District Council 37 Health & Security Plan, or DC37. NGH and DC37 seek to assert claims for treble damages under the laws of more than 30 different states, on behalf of a putative class of indirect purchasers of LOVENOX or generic Enoxaparin. On June 30, 2017, the Company and Sandoz filed a brief opposing the motion to amend the complaint. On December 14, 2017, the District Court granted NGH's motion to amend. In January 2018, the Company and Sandoz filed three motions to dismiss the amended complaint. On December 6, 2018 the District Court granted one of the motions, granted one in part and denied one. As a result the suit will continue pursuant to the surviving portions of the amended complaint. On September 20, 2019, the District Court issued an order certifying a class in the suit. On October 2, 2019, the Company and Sandoz filed a petition under Federal Rule of Civil Procedure 23(f) for permission to appeal the district court’s class certification order with the United States Court of Appeals for the Sixth Circuit. A jury trial in the District Court has been scheduled for January 6, 2020. While the outcome of litigation is inherently uncertain, the Company believes this suit is without merit, and intends to vigorously defend itself in this litigation.
M923-Related Proceedings
On March 19, 2019, UFCW Local 1500 Welfare Fund, or UFCW, filed a class action suit against AbbVie Inc., AbbVie Biotechnology Ltd., Amgen Inc., Samsung Bioepsis Co., Ltd., Mylan, Inc., Mylan Pharmaceuticals, Inc., Sandoz, Fresenius Kabi USA, LLC, Pfizer Pharmaceuticals, Inc. and the Company, in the United States District Court for the Northern District of Illinois on behalf of itself and all others similarly situated for alleged violations of state and federal antitrust and consumer protection laws. According to the complaint, UFCW is seeking injunctive and other equitable relief and damages. Two additional complaints, mirroring that filed by UFCW, were filed on April 19, 2019 and April 25, 2019 in the United States District Court for the Northern District of Illinois by the Sheet Metal Workers’ Local Union No. 28 Welfare Fund, or SMW, on behalf of itself and all others similarly situated and by Locals 302 & 612 of the International Union of Operating Engineers-Employers Construction Industry Health and Security Trust Fund, or IUOE, on behalf of itself and others similarly situated, which also name AbbVie Inc., AbbVie Biotechnology Ltd., Amgen Inc., Samsung Bioepsis Co., Ltd., Mylan, Inc., Mylan Pharmaceuticals, Inc., Sandoz, Fresenius Kabi USA, LLC, Pfizer Pharmaceuticals, Inc. and the Company as defendants. On August 9, 2019, UFCW and SMW filed an updated consolidated complaint dropping the Company as a defendant without prejudice.
Purchase Obligations

Under the Company's manufacturing agreement with GSK, as amended in June 2018, the Company is obligated to purchase or pay 100% of committed volumes at specified prices during the calendar years 2019 through 2022. The minimum purchase obligations are subject to annual price increases indexed to a measure of inflation and exclude the cost of raw materials and certain other charges.  Consistent with the Company's decision to cease active development of M923, the Company has canceled its manufacturing runs scheduled through 2020 and recorded a charge of $20.9 million during the three months ended June 30, 2019 representing the present value of the minimum purchase obligations. Since the utility of the remaining minimum purchase commitments for the calendar years 2021 through 2022 was deemed impaired at June 30, 2019, the Company recorded an additional charge of $22.0 million during the three months ended June 30, 2019. The Company's contractual obligations under the manufacturing services agreement are adjusted for the time value of money and amounted to $43.5 million as of September 30, 2019.

Other Funding Commitments
        As of September 30, 2019, the Company had several ongoing clinical and nonclinical studies for its various pipeline programs. The Company enters into contracts in the normal course of business with contract research organizations and clinical sites for the conduct of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.
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

14. Subsequent Events

The Company reviews all activity subsequent to the end of the quarter but prior to issuance of the condensed consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date. The Company is not aware of any material subsequent events as of the date of filing this Quarterly Report on Form 10-Q.

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
Prior to 2018, we had the dual focus of developing novel drug candidates and nurturing a portfolio of biosimilar and complex generic products and product candidates. In the beginning of 2018, we engaged in a strategic review of our business and made the decision that shareholder value could be enhanced by shifting our future investments to fully support our promising novel drug portfolio. Following this strategic review, we made the decision in September of 2018 to restructure the company. As a result of this restructuring, we announced in October 2018 that we would reduce our workforce by approximately 50%, which reduction was substantially completed as of the end of 2018.
We have terminated all future development of any new or early stage biosimilar and complex generic products. We retained our commercial partnership with Sandoz AG, or Sandoz, for our generic versions of COPAXONE and LOVENOX, which are approved products. We believe that Sandoz' sales of GLATOPA, our generic version of COPAXONE, can generate cash flow to help fund our novel pipeline. In addition, we are developing our EYLEA biosimilar, in collaboration with Mylan Ireland Limited, or Mylan, a wholly-owned indirect subsidiary of Mylan N.V., which is currently in a pivotal clinical trial in patients. We believe this program has the potential to generate revenue in the 2023 time frame to help fund our novel portfolio. Pursuant to our collaboration agreement with Mylan, we have delivered formal notice of our termination of participation in all other biosimilar programs, which became effective as of January 31, 2019. In August 2019, we announced that we would cease active development activities at such time for our wholly owned HUMIRA biosimilar, which is fully developed and ready for submission of an application for approval, due to changes in market opportunity relating to its launch.
To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. Although we were profitable in fiscal years 2010 and 2011, since that time we have been incurring operating losses and we expect to incur annual operating losses over the next several years as we advance our drug development portfolio. As of September 30, 2019, we had an accumulated deficit of approximately $947.2 million. We will need to generate significant revenue to return to profitability. We expect that our return to profitability, if at all, will most likely come from the commercialization of the products in our drug development portfolio.
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
In October 2017, Mylan N.V. announced the launch of its generic equivalents of once-daily COPAXONE 20 mg/mL and three-times-weekly COPAXONE 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. We estimate that the number of prescriptions for GLATOPA 20 mg/mL currently represents approximately 38% of the once-daily 20 mg/mL U.S. glatiramer acetate market.

GLATOPA® (glatiramer acetate injection) 40 mg/mL—Generic Three-times-weekly COPAXONE® (glatiramer acetate injection) 40 mg/mL
On February 13, 2018, we announced that GLATOPA 40 mg/mL, a generic version of three-times-weekly COPAXONE 40 mg/mL, was approved by the FDA and launched by our collaborator, Sandoz.
Since Sandoz' launch of GLATOPA 40mg/mL in February 2018, we believe Sandoz has encountered aggressive pricing and contracting tactics from competitors, which has limited uptake of the product and, as a result, we expect modest revenues for the product in the future. As of September 30, 2019, 40 mg/mL glatiramer acetate injection accounted for approximately 85% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.
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
On November 6, 2018, we executed global licensing agreements with AbbVie Inc, or AbbVie, with respect to M923, pursuant to which, subject to approval by health regulatory authorities, we may launch M923 in the United States as early as November 20, 2023 and in Europe upon approval by the European Medicines Agency. Based on the settlement agreements entered into by AbbVie with respect to biosimilar candidates, we expect that U.S. market formation for biosimilar versions of HUMIRA will likely be in the 2023 time frame, subject to marketing approval, patent considerations and litigation timelines. In August 2019, we announced that we would cease active development activities for M923 at such time, which is fully developed and ready for submission of a BLA with the FDA and a MAA in Europe for approval, due to changes in market opportunity relating to its launch.
Legal proceedings related to M923 are described under "Part II. Item 1. Legal Proceedings - M923-Related Proceedings."
M710—Biosimilar EYLEA® (aflibercept) Candidate
M710 is being developed in collaboration with Mylan. In August 2018, Mylan initiated dosing of patients in the United States in our pivotal clinical trial. This trial is randomized, double-blind, active-control, multi-center study in patients with diabetic macular edema to compare the safety, efficacy and immunogenicity of M710 with EYLEA. In December 2018 and February 2019, Mylan also initiated dosing of patients in the European Union and Japan, respectively. Subject to development, marketing approval and patent considerations, we expect U.S. market formation for biosimilar versions of EYLEA will likely be in the 2023 time frame.
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
During the three months ended December 31, 2018, we commenced two Phase proof-of-concept clinical trials for M281 in generalized myasthenia gravis, or gMG, and in hemolytic disease of the fetus and newborn, or HDFN. In August 2019, we announced we commenced a Phase 2/3 clinical trial for M281 in warm antibody hemolytic anemia, or wAIHA. In July 2019, the FDA granted Fast Track designation for our HDFN and wAIHA indications, which is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill unmet medical need.
M230 (CSL730) - Recombinant Fc Multimer Candidate
M230 is a novel recombinant trivalent human IgG1 Fc multimer containing three IgG Fc regions joined to maximize activity. Nonclinical data have shown that M230 enhances the molecules' avidity and affinity for the Fc receptors matching the potency and efficacy of IVIg at significantly lower doses.
Pursuant to the License and Option Agreement with CSL Behring Recombinant Facility AG, or CSL, effective February 17, 2017, we granted CSL an exclusive worldwide license to research, develop, manufacture and commercialize M230. On August 28, 2017, we exercised our 50% co-funding option, which is discussed further in Note 9 "License Agreements and Collaboration Agreements" to our consolidated financial statements. CSL's Phase I study in healthy volunteers to evaluate safety and tolerability of M230 is ongoing.
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

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

Product revenue includes our contractually defined profits earned on Sandoz’ sales of GLATOPA.

The following data summarizes our collaboration revenues for the periods indicated:

	Three Months Ended September 30,				Change period over period
	2019	% of Total Collaboration Revenue	2018	% of Total Collaboration Revenue	2019 compared to 2018
Collaboration revenue:	(in thousands)		(in thousands)		(in thousands)%
Product revenue	$5,551	87%	$13,621	92%	$(8,070)	(59)%
Research and development revenue	840	13%	1,263	8%	(423)	(33)%
Total collaboration revenue	$6,391	100%	$14,884	100%	$(8,493)	(57)%

Product Revenue

GLATOPA
Sandoz commenced sales of GLATOPA 20 mg/mL in the United States in June 2015 and GLATOPA 40 mg/mL in February 2018. We earn 50% of contractually defined profits on Sandoz’ worldwide net sales of GLATOPA. Pursuant to the letter agreement dated October 4, 2017 between Sandoz and us, we agreed to reduce our 50% contractual profit share commencing in the three months ended March 31, 2018 by up to an aggregate of approximately $9.8 million, representing 50% of potential GLATOPA 40 mg/mL pre-launch inventory costs.
We estimate that the number of prescriptions for GLATOPA 20 mg/mL represented approximately 38% of the once-daily 20 mg/mL U.S. glatiramer acetate market.
Since Sandoz' launch of GLATOPA 40mg/mL in February 2018, we believe Sandoz has encountered aggressive pricing and contracting tactics from competitors, which has limited uptake of the product, and, as a result, we expect modest sales for the product in the future. As of September 30, 2019, 40 mg/mL glatiramer acetate injection accounted for approximately 85% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.
The decrease in product revenue of $8.1 million, or 59%, from the three months ended September 30, 2018 to the three months ended September 30, 2019 was primarily due to lower net sales of GLATOPA driven by competition.
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
We expect to recognize revenue from the remaining balance of $2.1 million from Mylan's $45.0 million upfront payment on a quarterly basis in an amount commensurate with our progress towards meeting performance obligations with respect to M710 under the Mylan Collaboration Agreement.
The decrease in research and development revenue of $0.4 million, or 33%, from the three months ended September 30, 2018 to the three months ended September 30, 2019 was due to lower reimbursement revenue for GLATOPA expenses.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes:

	Three Months Ended September 30,				Change period over period
	2019	% of Total Operating Expenses	2018	% of Total Operating Expenses	2019 compared to 2018
	(in thousands)	(%)	(in thousands)	(%)	(in thousands)	(%)
Operating expenses:
Research and development	$46,105	88%	$30,727	46%	$15,378	50%
General and administrative	20,081	38%	20,437	31%	(356)	(2)%
Restructuring	19	—%	15,535	23%	(15,516)	(100)%
Gain on lease modification	(13,720)	(26)%	—	—%	(13,720)	100%
Total operating expenses	$52,485	100%	$66,699	100%	$(14,214)	(21)%
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
The following table sets forth the primary components of our research and development external expenditures, including the amortization of our intangible assets, for each of our principal development programs for the three months ended September 30, 2019 and 2018. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of September 30, 2019	Three Months Ended September 30,
		2019	2018
External Costs Incurred by Product Area:		(in thousands)
Novel Therapeutics	Various (1)	$31,125	$11,676
Biosimilars	Various (2)	3,485	632
Complex Generics	(3)	48	448
Internal Costs		11,447	17,971
Total Research and Development Expenses		$46,105	$30,727
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

(2)
Biosimilars are M923, a biosimilar candidate of HUMIRA® (adalimumab), and M710, a biosimilar candidate of EYLEA® (aflibercept). In August 2019, we announced that we would cease active development activities for M923. For M710, Mylan initiated a pivotal clinical trial in patients in the United States in August 2018. In November 2018, we provided notice to Mylan terminating our participation in the development of our biosimilar programs other than M710.

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

External costs of our novel therapeutic programs increased by $19.4 million, or 167%, from the three months ended September 30, 2018 to the three months ended September 30, 2019, and were primarily driven by an increase in manufacturing and clinical trial activity for M281 and M254 as described in Note 1 in the above table. External expenditures for our biosimilars programs increased by $2.9 million, or 451%, from the three months ended September 30, 2018 to the three months ended September 30, 2019, primarily due to increased spending on M710. Internal costs decreased by $6.5 million, or 36%, from the three months ended September 30, 2018 to the three months ended September 30, 2019 primarily due to decreased personnel costs, due in part to the workforce reduction announced in October 2018 and reductions in lease costs.
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
The decrease of $0.4 million, or 2%, from the three months ended September 30, 2018 to the three months ended September 30, 2019 was primarily due to lower depreciation and rent costs due to the modification to the Bent lease.
Restructuring
Restructuring charges consist of severance, bonus, share-based compensation, and impairment of equipment associated with our workforce reduction. See Note 12 "Restructuring" to our condensed consolidated financial statements contained in Part I, Item I of this Quarterly Report on Form 10-Q for further discussion.

Gain on Lease Modification
The increase in the gain on lease modification of $13.7 million, or 100%, from the three months ended September 30, 2018 to the three months ended September 30, 2019 was due to an amendment to our office and laboratory space lease at 320 Bent Street in Cambridge, Massachusetts.

Other Income, Net
Other income, net includes other items of non-operating income and expense. Other income, net was $1.6 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively. The increase of less than $0.1 million, or 2%, from the three months ended September 30, 2018 to the three months ended September 30, 2019 was primarily the result of higher interest income due to higher invested balances arising from recent financing activities and the benefit of higher market yields on our investments, partially offset by interest expense recognized on the purchase commitments under our manufacturing agreement with Human Genome Sciences, Inc., or GSK.
Comparison of Nine Months Ended September 30, 2019 and 2018

Product revenue includes our contractually defined profits earned on Sandoz’ sales of GLATOPA.

The following data summarizes our collaboration revenues for the periods indicated:

	Nine Months Ended September 30,				Change period over period
	2019	% of Total Collaboration Revenue	2018	% of Total Collaboration Revenue	2019 compared to 2018
Collaboration revenue:	(in thousands)%		(in thousands)%		(in thousands)%
Product revenue	$11,236	72%	$28,921	88%	$(17,685)	(61)%
Research and development revenue	4,450	28%	3,846	12%	604	16%
Total collaboration revenue	$15,686	100%	$32,767	100%	$(17,081)	(52)%

Product Revenue

GLATOPA
The decrease in product revenue of $17.7 million, or 61%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 was primarily due to lower net sales of GLATOPA driven by competition and a $1.5 million legal settlement payment to Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, representing our 50% share. During the nine months ended September 30, 2018, product revenue decreased by $9.8 million, reflecting our 50% share of GLATOPA 40 mg/mL inventory written-off by Sandoz.
Research and Development Revenue
The increase in research and development revenue of $0.6 million, or 16%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 was due to higher revenue recognized on the collaborative upfront payment from Mylan of $1.7 million, offset in part by a $1.1 million decrease in reimbursement revenue for GLATOPA expenses.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes:

	Nine Months Ended September 30,				Change period over period
	2019	% of Total Operating Expenses	2018	% of Total Operating Expenses	2019 compared to 2018
	(in thousands)	(%)	(in thousands)	(%)	(in thousands)	(%)
Operating expenses:
Research and development	$106,208	47%	$95,309	47%	$10,899	11%
General and administrative	90,896	40%	63,580	31%	27,316	43%
Restructuring	177	—%	15,535	7%	(15,358)	(99)%
Other operating expenses	42,936	19%	30,000	15%	12,936	43%
Gain on lease modification	(13,720)	(6)%	—	—%	(13,720)	100%
Total operating expenses	$226,497	100%	$204,424	100%	$22,073	11%
Research and Development Expense
The following table sets forth the primary components of our research and development external expenditures, including the amortization of our intangible assets, for each of our principal development programs for the nine months ended September 30, 2019 and 2018. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of September 30, 2019	Nine Months Ended September 30,
		2019	2018
External Costs Incurred by Product Area:		(in thousands)
Novel Therapeutics	Various (1)	$60,019	$26,276
Biosimilars	Various (2)	10,659	5,658
Complex Generics	(3)	224	698
Internal Costs		35,306	62,677
Total Research and Development Expenses		$106,208	$95,309
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

(2)
Biosimilars are M923, a biosimilar candidate of HUMIRA® (adalimumab), and M710, a biosimilar candidate of EYLEA® (aflibercept). In August 2019, we announced that we would cease active development activities for M923. For M710, Mylan initiated a pivotal clinical trial in patients in the United States in August 2018. In November 2018, we provided notice to Mylan terminating our participation in the development of our biosimilar programs other than M710.

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

External costs of our novel therapeutic programs increased by $33.7 million, or 128%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019, and were primarily driven by an increase in manufacturing and clinical trial activity for M281 and M254 as described in Note 1 in the above table. External expenditures for our biosimilars programs increased by $5.0 million, or 88%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019, primarily due to increased spending on M710. Internal costs decreased by $27.4 million, or 44% from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 primarily due to decreased personnel costs, due in part to the workforce reduction announced in October 2018 and reductions in lease costs and lab supplies.
General and Administrative
The increase of $27.3 million, or 43%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 was primarily due to our payment of $21.0 million to Amphastar in June 2019 reflecting our portion of the required settlement payment, increased depreciation of $7.5 million associated with a change in the estimated useful life of certain leasehold improvements in the fourth quarter of 2018, and increased consultants spend of $3.2 million. These increases were partially offset by decreased personnel salaries and share-based compensation expense of $4.3 million due in part to the workforce reduction announced in October 2018.
Restructuring
Restructuring charges consist of severance, bonus, share-based compensation, and impairment of equipment associated with our workforce reduction. See Note 12 "Restructuring" to our condensed consolidated financial statements contained in Part I, Item I of this Quarterly Report on Form 10-Q for further discussion.
Other Operating Expense
Other operating expense was $42.9 million for the nine months ended September 30, 2019 that included a take-or-pay purchase obligation under our manufacturing agreement with GSK. Consistent with our decision to cease active development of M923, we have canceled our manufacturing runs scheduled through 2020 and recorded a charge of $20.9 million during the three months ended June 30, 2019, representing the minimum purchase obligation. Since the utility of the remaining minimum purchase commitments for the calendar years 2021 through 2022 was deemed impaired at June 30, 2019, we recorded an additional charge of $22.0 million during the three months ended June 30, 2019. Other operating expense was $30.0 million for the nine months ended September 30, 2018 and was incurred in connection with the same supply agreement with GSK.
Gain on Lease Modification
The increase in the gain on lease modification of $13.7 million, or 100%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 was due to an amendment to our office and laboratory space lease at 320 Bent Street in Cambridge, Massachusetts.

Other Income, Net
Other income, net includes other items of non-operating income and expense. Other income, net was $7.5 million and $3.8 million for the nine months ended September 30, 2019 and 2018, respectively. The increase of $3.6 million, or 94%, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 was the result of higher interest income due to higher invested balances arising from recent financing activities and the benefit of higher market yields on our investments, higher net gains on assets sold in the period, offset in part by interest expense recognized on the purchase commitments under our manufacturing agreement with GSK.
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
In August 2019, we entered into a sales agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell from time to time, at our option, up to an aggregate of $100.0 million of shares of our common stock through Stifel, as sales agent or principal. Sales of the common stock, if any, will be made by methods deemed to be “at the market offerings.” We have agreed to pay Stifel a commission of up to 3% of the gross proceeds from the sale of the shares of our common stock, if any. The Sales Agreement will terminate upon the earliest of: (a) the sale of $100.0 million of shares of our common stock or (b) the termination of the Sales Agreement by us or Stifel. As of September 30, 2019, we have not sold any shares of common stock under this program.

Liquidity and Capital Resources

At September 30, 2019, we had $325.9 million in cash, cash equivalents and marketable securities, which includes $36.1 million of previously restricted cash that served as collateral for a letter of credit. In addition, we also held $1.8 million in restricted cash.
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
Cash, Cash Equivalents and Marketable Securities
Our funds at September 30, 2019 were primarily invested in commercial paper, overnight repurchase agreements, asset-backed securities, U.S. government-sponsored enterprise securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 12 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs.
We do not believe that our cash equivalents and marketable securities were subject to significant market risk at September 30, 2019.

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(166,833)	$(121,392)
Net cash provided by investing activities	$683	$81,509
Net cash provided by financing activities	$3,898	$27,751
Net decrease in cash, cash equivalents, and restricted cash	$(162,252)	$(12,132)

Cash used in operating activities

The cash used in operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Cash used in operating activities was $166.8 million for the nine months ended September 30, 2019 reflecting a net loss of $203.4 million, which included a non-cash gain on lease modification of $13.7 million and was partially offset by non-cash charges of $11.7 million for depreciation and amortization of property, equipment and intangible assets and $13.8 million in share-based compensation. The net change in our operating assets and liabilities provided cash of $27.0 million and resulted primarily from $5.7 million in receivables due from Sandoz for our profit share interest, a $43.5 million increase in liabilities due to contractual obligations payable to GSK in 2020 through 2022 and $2.7 million in other net changes in our operating assets and liabilities, partially offset by $3.2 million in payments of termination benefits from our Workforce Reduction, recognition of $3.6 million in revenue on the upfront payment from Mylan, payment of a $3.1 million termination fee in connection with an amendment to our office and laboratory space lease at 320 Bent Street in Cambridge, Massachusetts, and payment of our $15.0 million contractual liability to GSK in respect to the June 2018 agreement amendment.

Cash used in operating activities was $121.4 million for the nine months ended September 30, 2018 reflecting a net loss of $167.8 million, which was partially offset by non-cash charges of $6.4 million for depreciation and amortization of property, equipment and intangible assets and $20.2 million in share-based compensation. The net change in our operating assets and liabilities provided cash of $17.8 million and resulted primarily from the remaining payment of $15.0 million in connection with the renegotiation with GSK of contractual liabilities, and $8.7 million for restructuring charges, partially offset by a decrease in collaboration liabilities of $4.8 million in connection with our collaboration agreements with CSL and Mylan.

Cash provided by investing activities

Cash provided by investing activities of $0.7 million for the nine months ended September 30, 2019 includes cash inflows of $241.4 million from maturities of marketable securities and $3.0 million in proceeds from the disposal of equipment, partially offset by cash outflows of $242.0 million for purchases of marketable securities and $1.7 million for purchases of property and equipment.

Cash provided by investing activities of $81.5 million for the nine months ended September 30, 2018 includes cash inflows of $207.5 million from maturities of marketable securities partially offset by cash outflows of $117.4 million for purchases of marketable securities and $8.6 million for purchases of capital equipment and leasehold improvements.

Cash provided by financing activities

Cash provided by financing activities of $3.9 million for the nine months ended September 30, 2019 consists solely of proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

Cash provided by financing activities of $27.8 million for the nine months ended September 30, 2018 consists solely of proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

 Contractual Obligations

On July 31, 2019, we entered into an amendment to our office and laboratory space lease at 320 Bent Street in Cambridge, Massachusetts that resulted in a reduction in its remaining lease payments through 2027 by approximately $62.7 million. See Note 8, “Leases” to our condensed consolidated financial statements contained in Part I, Item I of this Quarterly Report on Form 10-Q for further discussion.

Other than as detailed above, our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 22, 2019, have not materially changed since we filed that report.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2019, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. In addition, we are not materially exposed to foreign currency risks. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2019. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
 Enoxaparin Sodium Injection-Related Proceedings
 On September 21, 2011, we and Sandoz sued Amphastar and Actavis in the United States District Court for the District of Massachusetts for patent infringement. Also in September 2011, we filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar and Actavis from selling their Enoxaparin product in the United States. In October 2011, the District Court granted our motion for a preliminary injunction and entered an order enjoining Amphastar and Actavis from advertising, offering for sale or selling their Enoxaparin product in the United States until the conclusion of a trial on the merits and required us and Sandoz to post a security bond of $100 million in connection with the litigation. Our portion of the bond was $35 million for which we had posted up to $36.1 million as collateral, which we classified as restricted cash in our consolidated balance sheet. Amphastar and Actavis appealed the decision to the CAFC and in January 2012, the CAFC stayed the preliminary injunction. In August 2012, the CAFC vacated the preliminary injunction and remanded the case to the District Court.
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
On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against us and Sandoz in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic Enoxaparin Sodium Injection. The complaint alleges that, in connection with filing the September 2011 patent infringement suit against Amphastar and Actavis, we and Sandoz sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and unspecified damages and fees. In December 2015, we and Sandoz filed a motion to dismiss and a motion to transfer the case to the United States District Court for the District of Massachusetts. On March 21, 2017, the United States District Court for the Middle District of Tennessee dismissed NGH’s claim for damages against us and Sandoz, but allowed the case to move forward, in part, for NGH’s claims for injunctive and declaratory relief. In the same opinion, the United States District Court for the Middle District of Tennessee denied our motion to transfer. On June 9, 2017, NGH filed a motion to amend its complaint to add a new named plaintiff, the American Federation of State, County and Municipal Employees District Council 37 Health & Security Plan, or DC37. NGH and DC37 seek to assert claims for treble damages under the laws of more than 30 different states, on behalf of a putative class of indirect purchasers of Lovenox or generic enoxaparin. On June 30, 2017, we and Sandoz filed a brief opposing the motion to amend the complaint. On December 14, 2017, the District Court granted NGH's motion to amend. In January 2018, we and Sandoz filed three motions to dismiss the amended complaint. On December 6, 2018 the District Court granted one of the motions, granted one in part and denied one. As a result the suit will continue pursuant to the surviving portions of the amended complaint. On September 20, 2019, the District Court issued an order certifying a class in the suit. On October 2, 2019 we and Sandoz filed a petition under Federal Rule of Civil Procedure 23(f) for permission to appeal the district court’s class certification order with the United States Court of Appeals for the Sixth Circuit. A jury trial in the District Court has been scheduled for January 6, 2020. While the outcome of litigation is inherently uncertain, we believe this suit is without merit, and we intend to vigorously defend ourselves in this litigation.
M923-Related Proceedings
On March 19, 2019, UFCW Local 1500 Welfare Fund, or UFCW, filed a class action suit against AbbVie, Inc., AbbVie Biotechnology Ltd., Amgen Inc., Samsung Bioepsis Co., Ltd, Mylan, Inc., Mylan Pharmaceuticals, Inc., Sandoz, Fresenius Kabi USA, LLC, Pfizer Pharmaceuticals, Inc. and us, in the United States District Court for the Northern District of Illinois on behalf of itself and all others similarly situated for alleged violations of state and federal antitrust and consumer protection laws. According to the complaint, UFCW is seeking injunctive and other equitable relief and damages. Two additional complaints, mirroring that filed by UFCW, were filed on April 19, 2019 and April 25, 2019 in the United States District Court for the Northern District of Illinois by the Sheet Metal Workers’ Local Union No. 28 Welfare Fund, or SMW, on behalf of itself and all others similarly situated and by Locals 302 & 612 of the International Union of Operating Engineers-Employers Construction Industry Health and Security Trust Fund, or IUOE, on behalf of itself and others similarly situated, which also name AbbVie Inc., AbbVie Biotechnology Ltd., Amgen Inc., Samsung Bioepsis Co., Ltd, Mylan, Inc., Mylan Pharmaceuticals, Inc., Sandoz, Fresenius Kabi USA,LLC, Pfizer Pharmaceuticals, Inc. and us as defendants. On August 9, 2019, UFCW and SMW filed an updated consolidated complaint dropping the Company as a defendant without prejudice.

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
On October 1, 2018, as a result of the previously disclosed strategic business review, we announced our intention to focus our resources on the discovery and development of our pipeline of novel drug candidates for immune-mediated diseases and the advancement of two of our late stage biosimilar assets, M923, our proposed biosimilar to HUMIRA, and M710, our proposed biosimilar to EYLEA. In August 2019, we announced that we would cease active development activities for M923 at such time, due to changes in market opportunity relating to its launch. The success of this strategic shift will depend on our ability to successfully develop our novel and biosimilar candidates, hire and retain senior management or other highly qualified personnel, prioritize competing projects and efforts and obtain sufficient resources, including additional capital. The early stage development of novel drug candidates is highly unpredictable due to the lengthy and expensive process of clinical drug development, potential for safety, efficacy or tolerability problems with such product candidates, unexpected expenses or inaccurate financial assumptions or forecasts, potential delays or unfavorable decisions of regulatory agencies and competition for targeted indications or within targeted markets. Our ability to develop our biosimilar candidates depends on our ability to identify a commercialization partner, litigation efforts by our competitors, potential disputes with collaboration partners and their ability to supply and commercialize our products. Accordingly, there are no assurances our change in strategic focus will be successful, which may have an adverse effect on our results of operations or financial condition.
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
We incurred $17.8 million in restructuring charges in connection with the reduction in workforce in 2018. We do not expect any material additional expenses. However, our restructuring activities may also result in unexpected risks or costs, such as termination or other costs relating to employee claims and contractual disputes and the risk that the actual financial and other impacts of the reductions could vary materially from the outcomes anticipated, which may have a material adverse effect on our results of operations or financial condition.
If we or our collaborative partners encounter difficulties in our supply or manufacturing arrangements, including an inability by third party manufacturers to satisfy FDA quality standards and related regulatory requirements, our development and commercialization efforts may be materially harmed.
We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend upon our collaborators and other third parties, including sole source suppliers, to provide raw materials meeting FDA quality standards and related regulatory requirements, manufacture the drug substance, produce the final drug product and provide certain analytical services with respect to our products and product candidates. The FDA and other regulatory authorities require that our products be manufactured according to current good manufacturing practices, or cGMP, regulations and that proper procedures are implemented to assure the quality of our sourcing of raw materials and the manufacture of our products. Any failure by us, our collaborators or our third-party manufacturers to comply with cGMP and/or scale-up manufacturing processes could lead to a delay in, or failure to obtain, regulatory approval of proposed products or the delay or cessation of commercial sales of our approved products . In addition, such failure could be the basis for action by the FDA to withdraw approvals for products previously granted to us and for other regulatory action, including product recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions. To the extent we rely on a third-party manufacturer, the risk of non-compliance with cGMPs may be greater and the ability to effect corrective actions for any such noncompliance may be compromised or delayed. For example, on February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturer for GLATOPA, Pfizer Inc., received an FDA warning letter. The FDA applied a compliance hold on the approval of pending drug applications listing the Pfizer Inc. facility, including the ANDA for GLATOPA 40 mg/mL, until satisfactory resolution of the compliance observations in the FDA warning letter. On January 30, 2018, we announced that the FDA had changed the status of Pfizer’s manufacturing facility to Voluntary Action Indicated, which lifted the compliance hold and was followed by a marketing approval in February 2018. The FDA delay in ability to approve GLATOPA 40 mg/mL until satisfactory resolution of the compliance observations in the FDA warning letter greatly increased the risk to us and Sandoz of prior or contemporaneous competition from other generic versions of COPAXONE 40 mg/mL, limiting revenue. Any additional interruption or delay in Pfizer Inc.'s manufacturing of GLATOPA could have a further material adverse impact on our business, financial position and results of operations and could cause the market value of our common stock to decline.
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
 In August 2019, we announced that we would cease active development activities at such time for our wholly owned HUMIRA biosimilar, M923, which is fully developed and ready for submission of an application for approval, due to changes in market opportunity relating to its launch. We may seek to license M923 to a third party entirely or opt to otherwise monetize M923 or to terminate the program, which could have a material adverse effect on our business, including paying our remaining take or pay minimum purchase obligation under our manufacturing agreement with GSK without receiving a benefit therefor.
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
Our near-term ability to generate GLATOPA product revenue also depends in large part on Sandoz' ability to maintain market share and favorable pricing levels for GLATOPA 20 mg/mL and achieve profitable sales and market share for GLATOPA 40 mg/mL. In October 2017, Mylan N.V. announced the launch of its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Since Sandoz' launch of Glatopa 40mg, we believe Sandoz has encountered aggressive pricing and contracting tactics from competitors and as a result we expect modest sales for the product in the future. Our near-term ability to generate GLATOPA 40 mg/mL product revenue will depend on Sandoz' ability to compete with Teva's three-times-weekly COPAXONE 40 mg/mL product and any generic equivalents. As of September 30, 2019, 40 mg/mL glatiramer acetate injection accounted for approximately 85% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. If other competitors receive approval to market generic versions of the 20 mg/mL or 40 mg/mL formulations of COPAXONE, our product revenue and profits would be further impacted, and as a result, our business, including our near-term financial results and our ability to utilize GLATOPA revenue to fund future discovery and development programs, may suffer.
Any future Enoxaparin Sodium Injection product revenue is dependent on Sandoz being able to identify an acceptable contract manufacturer for enoxaparin injection at a price point that will allow for the successful manufacture and competitive commercialization of Enoxaparin Sodium Injection.
 In July 2018, Sandoz notified its customers and the FDA that it will discontinue production of Enoxaparin Sodium Injection. Sandoz continues to evaluate alternate acceptable contract manufacturers at a price point that will allow for profitable and competitive sales and may decide to relaunch Enoxaparin Sodium Injection at a later date following regulatory approval of any such contract manufacturer. Sandoz has faced increasing competition and pricing pressure from brand, authorized generic and other currently-approved generic competitors, which has and will continue to impact Sandoz’ net sales and profits from Enoxaparin Sodium Injection, and therefore our profit share and product revenue, which is based on a fifty-percent contractual profit share. Due to these circumstances, the resulting market price for our Enoxaparin Sodium Injection product has substantially decreased and may decrease further. Sandoz did not record any profit on sales of Enoxaparin Sodium Injection in the three months ended September 30, 2019. We expect future revenues from Sandoz' sales of Enoxaparin Sodium Injection, if any, to be minimal.
If NGH is successful in antitrust litigation against us relating to Enoxaparin Sodium Injection, we may be liable for treble damages and our business may be materially harmed.
On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against us and Sandoz in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic Enoxaparin Sodium Injection alleging that we and Sandoz sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal anti-trust laws. NGH is seeking injunctive relief, disgorgement of profits and damages and fees. If NGH is successful in antitrust litigation against us, they may be able to, in the interim, cause us to post a bond to cover potential damages, or ultimately, recover damages, which would be treble damages, which may have a material adverse effect on our financial condition and results of operations.
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
We have incurred significant losses since our inception in May 2001. At September 30, 2019, our accumulated deficit was $947.2 million. We may incur annual operating losses over the next several years as we expand our product development, commercialization and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture, market and sell any products we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.
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
As of September 30, 2019, we had cash, cash equivalents and marketable securities totaling approximately $325.9 million. For the nine months ended September 30, 2019, we had a net loss of $203.4 million and our operations used cash of $166.8 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development and commercialization of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

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
In 2017, members of Congress and the President sought to repeal and replace the Affordable Care Act, and, while those efforts did not succeed, it is possible that similar efforts will be made in the future. Recently, the Tax Cuts and Jobs Act, or Tax Act, was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. It is uncertain whether regulatory changes to the implementation of the Affordable Care Act will restrict patient access to affordable insurance and impact their access to novel, biosimilar and complex generic products. The full effects of any repeal and replacement of the Affordable Care Act, or regulatory changes to its implementation cannot be known until a new law is implemented through regulations or guidance is issued by the Centers for Medicare & Medicaid Services, or CMS, and other federal and state health care agencies. Any legislative or regulatory changes could have a material adverse effect on our business, financial condition and potential profitability. In addition, litigation may prevent some or all of the legislation from taking effect. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of

Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. While the Trump Administration and the CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, will impact the law. In 2019 and beyond, we may face additional uncertainties as a result of likely federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the Affordable Care Act. There is no assurance that the Affordable Care Act, as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
Moreover, increasing efforts by governmental and third-party payers, in the United States and abroad, to cap or reduce healthcare costs or introduce price controls or price negotiation may cause the government or other organizations to limit both coverage and level of reimbursement for approved products and, as a result, they may not cover or provide adequate payment for our products and product candidates. Regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. We expect to experience pricing pressures in connection with the sale of any of our products and product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs, surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.
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
All of such measures may reduce demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations and financial condition.
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
Brand companies may develop alternative versions of a reference product as part of a life cycle extension strategy, and may obtain approval of the alternative version under a supplemental new drug application, for a drug, or biologics license application, for a biologic. The alternative version may offer patients added benefits such as a more convenient form of administration or dosing regimen. Should the brand company succeed in obtaining an approval of an alternative product, it may capture a significant share of the collective reference product market and significantly reduce the market for the original reference product and thereby the potential size of the market for our generic or biosimilar products. For example, as of September 30, 2019, Teva’s three-times-weekly COPAXONE 40 mg/mL and Mylan N.V.’s three-times-weekly generic equivalent product accounted for approximately 85% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. As a result, the market potential for GLATOPA 20 mg/mL has decreased, and may decrease further as additional patients are converted from once-daily COPAXONE or any generic equivalent to three-times-weekly COPAXONE or generic equivalent. In addition, the alternative product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the alternative product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.
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

Item 6.    EXHIBITS

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Third Amended and Restated Certificate of Incorporation.	S-3	3.1	4/30/2013	333-188227
3.2	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of Momenta Pharmaceuticals, Inc.	8-K	3.1	1/30/2019	000-50797
3.3	Fourth Amended and Restated By-Laws of the Registrant, adopted on March 14, 2017.	8-K	3.1	3/17/2017	000-50797
10.1	Seventh Amendment and Partial Termination of Lease Agreement, dated July 31, 2019, by and between Momenta Pharmaceuticals, Inc. and BMR-Rogers Street LLC.	8-K	10.1	8/2/2019	000-50797
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are not embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2019 and 2018, and (v) Notes to Unaudited, Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.

Date: November 4, 2019	By:	/s/ Craig A. Wheeler
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2019	By:	/s/ Michelle Robertson
Michelle Robertson, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)