Form 10-K
period 2019-12-31
MOMENTA PHARMACEUTICALS INC
filed 2020-02-27
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission file number: 000-50797
MOMENTA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3561634
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
301 Binney Street, Cambridge, Massachusetts 02142
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code (617) 491-9700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	MNTA	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the registrant's voting shares of Common Stock held by non-affiliates of the registrant on June 28, 2019, based on $12.45 per share, the last reported sale price of Common Stock on The Nasdaq Global Select Market on that date, was $1,217.5 million.
As of February 13, 2020, the registrant had 117,275,608 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the information required by Part III of Form 10-K will appear in the registrant's definitive Proxy Statement on Schedule 14A for its 2020 Annual Meeting of Stockholders and are hereby incorporated by reference into this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this Annual Report on Form 10-K that are about future events or future results, or are otherwise not statements of historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management. In some cases, these statements can be identified by words such as "anticipate," "approach," "believe," "can." "contemplate," "continue," "could," "ensure," "hope," "likely," "opportunity," "pursue," "target," "project," "goal," "objective," "plan," "potential," "predict," "might," "estimate," "expect," "intend," "may," "seek", "should," "will," "would," "look forward" and other similar words or expressions, or the negative of these words or similar words or expressions. These statements include, but are not limited to, statements regarding our priorities, goals and strategies, including our change in strategic focus toward the discovery and development of our novel drug candidates for rare immune-mediated diseases, including M281, M254 and M230, the advancement of our late stage biosimilar candidate, M710 and our plans regarding our M923 program; the use, efficacy, safety, potency, tolerability, dosing, convenience, differentiation and commercial potential of our products and product candidates; the design, timing and goals of clinical trials and the availability, timing and announcement of data and results; estimates of incidence of disease and patient populations, market potential and acceptance of our products and product candidates; the timing of regulatory filings, reviews and approvals; our expectations regarding the development and utility of our products and product candidates; development timelines for our product candidates; development, manufacture and commercialization of our products and product candidates; efforts to seek and manage relationships with collaboration partners, including without limitation for our novel therapeutic and biosimilar programs; the timing of launch of products and product candidates; market share and product revenues of our products and product candidates, including GLATOPA and Enoxaparin Sodium Injection; the timing, merits, strategy, impact and outcome of, and decisions regarding, legal proceedings; the settlement of, certain legal proceedings; timing of biosimilar market formation; collaboration revenues and research and development revenues; the sufficiency of our current capital resources and projected milestone payments and product revenues for future operations; our future financial position, including but not limited to our future operating losses, our potential future profitability; our future expenses, including anticipated restructuring charges; the composition and mix of our cash, cash equivalents and marketable securities; our future revenues and our future liabilities; our funding transactions and our intended uses of proceeds thereof; the potential sale of our common stock pursuant to a sales agreement entered into with Stifel, Nicolaus & Company, Incorporated; product candidate development costs; receipt of contingent milestone payments; accounting policies, estimates and judgments; our estimates regarding the fair value of our investment portfolio; the market risk of our cash equivalents, marketable securities and derivative, foreign currency and other financial instruments; rights, obligations, terms, conditions and allocation of responsibilities and decision making under our collaboration agreements; the regulatory pathway for biosimilars; our strategy, including but not limited to our regulatory strategy, and scientific approach; the importance of key customer distribution arrangements; future capital requirements; reliance on our collaboration partners and other third parties; the competitive landscape; changes in, impact of and compliance with laws, rules and regulations; compliance with data privacy and data protection laws and regulations and protection of personal privacy; product reimbursement policies and trends; ability to offset future taxable income; pricing of pharmaceutical products, including our products and product candidates; our stock price; our intellectual property strategy and position; sufficiency of insurance; attracting and retaining qualified personnel; our internal controls and procedures; acquisitions or investments in companies, products and technologies; entering into collaboration and/or license arrangements; marketing plans; financing our planned operating and capital expenditure; materials used in our research and development; dilution; royalty rates; and vesting of equity awards.
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
There are approximately 45 rare autoimmune disorders driven by autoantibodies, and we estimate there are one to two million patients in the United States with these rare disorders. We are developing therapeutics for autoimmune diseases with a focus on these diseases. Our initial focus in immune biology has been to explore the interaction between antibodies, which are components of the humoral immune system, and the receptors which bind to the fragment crystallizable, or Fc, region of antibodies and modulate the immune cascade. Our objective is to reduce immune driven tissue damage resulting from autoimmune disease. Specifically, we have been working with the Fc gamma receptor system which controls immune activation, and the neonatal Fc receptor, or FcRn, system which recycles immunoglobulin G, or IgG, to preserve its half-life. By gaining a deeper understanding of IVIg and immune complex driven diseases, we have designed two novel recombinant therapeutic candidates, M281 and M230. We utilized our proprietary sialylation technology, a method to add sialic acid to protein, to create M254, a high potency alternative to IVIg that we believe improves upon the limitations of that therapeutic approach. All three of these programs are currently in clinical development, all of which have shown high potency against their respective targets in preclinical studies, and all with unique, differentiated and carefully designed biologic structures. The targets our programs modulate have the potential to impact core areas of humoral immune activation, and therefore we believe our programs have the potential to treat a variety of immune-mediated disorders.
Our research platform continues to develop additional programs to build our pipeline. We have two areas of focused research activities. The first area of focus is to continue to explore immune biology, expanding our efforts beyond the Fc gamma and FcRn systems. This effort has yielded several promising leads which we hope to add to our development pipeline in the next several years.
The second area of focus seeks to exploit the properties of our uniquely designed product candidates to create molecules that more effectively modulate established targets. This effort seeks to reduce program risk by pursuing well known biology with well-engineered biologics. We have two areas of focus, based on two of our technologies used for programs in the clinic:

1.
Sialylation Platform - We have optimized our tools for the terminal sialylation of glycans attached to biologic molecules during our development of M254, our investigational tetra-sialylated IgG program now in the clinic. This technology can be used for the sialylation of other biologics. Most notably, this technology can be used to create effective sialylation on recombinant versions of blood proteins. Preclinical studies have shown that this approach can increase their observed half-life and we believe our technology could enable recombinant versions of these proteins, if successfully developed and approved, to become viable long-acting versions of the original plasma products.

2.
SIFbody Platform - We are seeking to take advantage of the enhanced Fc gamma receptor binding we have seen in our M230 trimer program to create more potent versions of antibodies which activate the immune system through their Fc signaling and binding. We have observed significant enhancements in potency in laboratory models using CD38 SIFbody molecules compared to existing marketed CD38 antibodies, and have nominated a candidate, M267, for development. There are over 40 products marketed or in development whose efficacy is mediated by their Fc activities and which we believe may be enhanced with this technology.

We believe both of these platforms have the potential to yield multiple programs for our own, or potential collaboration partner’s, pipelines in the coming years.

Our Legacy Business
Prior to 2018, Momenta had the dual focus of developing novel drug candidates and nurturing a portfolio of biosimilar and complex generic products and product candidates. In the beginning of 2018, we engaged in a strategic review of our business and made the decision that shareholder value could be enhanced by shifting our future investments to fully support our promising novel drug portfolio. Following this strategic review, we made the decision in September 2018 to restructure the company.
While we have terminated all future development of any new or early stage biosimilar and complex generic products, we have retained our commercial partnership with Sandoz AG, or Sandoz, for our generic versions of COPAXONE and LOVENOX, which are approved products. We believe that Sandoz's sales of GLATOPA, our generic version of COPAXONE, can generate cash flow to help fund our novel pipeline. In addition, we are developing an EYLEA biosimilar, in collaboration with Mylan Ireland Limited, or Mylan, a wholly-owned indirect subsidiary of Mylan N.V., which is currently in a pivotal clinical trial in patients. If the results from this study are supportive, we believe this program has the potential to launch in the 2023 time frame and help fund our novel portfolio. We have ceased active development activities for, and do not anticipate any future investments in, our wholly owned HUMIRA biosimilar, due to changes in market opportunity relating to its launch.
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
Autoimmune Diseases
Many autoimmune diseases are characterized by the formation of autoantibodies that bind self-antigens to form immune complexes. These immune complexes can recruit and activate immune cells leading to tissue inflammation and damage. Few therapeutic agents exist today that interfere directly with these autoantibodies or immune complex-immune cell activation processes, or that effectively modulate the immune cascades that result. The most commonly used treatments for autoantibody-driven disease are systemic immunosuppressants, which do not specifically target disease pathogenesis and which carry significant safety risks such as opportunistic infection and cancer. In addition to these treatments, intravenous immunoglobulin, or IVIg, a therapeutic drug product that contains pooled IgG antibodies purified from blood plasma is often used to treat certain inflammatory diseases. We believe that, despite currently available agents that do offer some relief for patients, there is an unmet medical need in patients with immune-mediated diseases.
We believe our novel product candidates could be capable of treating a large number of immune-mediated disorders driven by autoantibodies, immune complexes, and Fc receptor biology.
Our Programs
M281 (Nipocalimab) - Anti-FcRn Candidate
M281 is a fully-human anti-neonatal Fc receptor (FcRn), aglycosylated immunoglobulin G, or IgG1, monoclonal antibody, designed to reduce circulating IgG antibodies by completely blocking endogenous IgG recycling via FcRn. M281 has exhibited high affinity to human and non-human FcRn in nonclinical studies and shown selective induction of human and non-human IgG clearance. Based on this data, we believe M281 has the potential for use as an acute or chronic/intermittent therapy in a broad range of autoantibody driven disease.
A Phase 1 randomized, double-blind, placebo-controlled study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of M281 in 114 normal healthy volunteers was initiated in June 2016. The full results of the Phase 1 study were published on November 7, 2018. A total of 50 patients were enrolled in both the single ascending dose and multiple ascending dose portions of the study, both of which showed predictable pharmacokinetics, and commensurate, controllable and reproducible reductions in circulating IgG. The data showed M281 could achieve a full receptor occupancy with a single dose and a greater than 80% reduction in circulating IgG antibodies with a mean reduction of 84%. M281 was well tolerated at all dose levels and no serious adverse events or unexpected safety findings were observed in either portion of the study.
In the fourth quarter of 2018, we commenced Vivacity-MG, our Phase 2 proof-of-concept clinical trial for the treatment of patients with generalized myasthenia gravis, or gMG, who have insufficient clinical response to the standard-of-care treatment. The primary endpoints for this study are to evaluate safety and tolerability and to evaluate efficacy as measured by the change from baseline to day 57 in the total Myasthenia Gravis-Activities of Daily Living score. We estimate that there are approximately 65,000 patients in the United States with gMG.
Also in the fourth quarter of 2018, we commenced Unity, our Phase 2 proof-of-concept clinical trial for the treatment of women at high risk for early onset hemolytic disease of the fetus and newborn, or HDFN. The primary endpoints of this study are to evaluate safety and tolerability and to evaluate efficacy as measured by the proportion of patients with live births at or after gestational age 32 weeks without interuterine transfusion. We estimate that there are between 4,000 to 8,000 patients in the United States with HDFN.
In the third quarter of 2019, we commenced Energy Study, our Phase 2/3 clinical trial in warm autoimmune hemolytic anemia, or wAIHA. The primary endpoint for this trial is based on the change from baseline in hemoglobin levels, with secondary endpoints including markers of hemolysis and a fatigue scale. We estimate that there are approximately 45,000 patients with wAIHA in the United States with a risk of premature death of up to 8%.

In July 2019, the FDA granted Fast Track designation for our HDFN and wAIHA indications, which is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill unmet medical need.
M254 - Hyper-sialylated IgG Candidate
M254 is a hyper-sialylated immunoglobulin designed as a high potency alternative to IVIg, a therapeutic drug product that contains pooled, human immunoglobulin G, or IgG, antibodies purified from blood plasma. IVIg is used to treat several inflammatory diseases, including idiopathic thrombocytopenic purpura and chronic inflammatory demyelinating polyneuropathy. In nonclinical studies, M254 has been shown to have up to ten times more enhanced anti-inflammatory activity than IVIg in a variety of animal models of autoimmune disease. If approved, we believe M254 has the potential to remediate the limitations of IVIg associated with its dosing and adverse event profile because sialylation of the Fc region of IgG has been seen to augment the anti-inflammatory attributes of IVIg. We estimate that in 2018, sales of IVIg were greater than $6.0 billion for autoimmune diseases.
We initiated a multi-part Phase 1/2 proof of concept clinical study in normal, healthy volunteers and patients with idiopathic thrombocytopenic purpura, or ITP in early 2019. The primary objectives of this study are to understand the safety and tolerability of M254 in healthy volunteers and ITP patients, to determine if M254 administration results in an increase in platelet levels in ITP patients, and the relative ratio of any platelet increase within patients to IVIg. We estimate that chronic ITP affects approximately 30,000 to 40,000 patients in the United States.
M230 (CSL730) - Recombinant Fc Multimer Candidate
M230 is a novel recombinant trivalent human IgG1 Fc multimer containing three IgG Fc regions joined to maximize activity. Nonclinical data have shown that M230 enhanced the molecules' avidity for the Fc receptors matching the potency and efficacy of IVIg at significantly lower doses.
Pursuant to the License and Option Agreement, effective February 17, 2017, with CSL Behring Recombinant Facility AG, or CSL, a wholly-owned indirect subsidiary of CSL Limited, we granted CSL an exclusive worldwide license to research, develop, manufacture and commercialize M230. In August 2017, we exercised our 50% co-funding option, which is discussed further in Note 10 "License Agreements and Collaborative Arrangements ." The terms of our CSL collaboration are further discussed below under "Collaborations and Licenses—CSL."
CSL's Phase I clinical program in healthy volunteers to evaluate the safety and tolerability of M230 is continuing and CSL anticipates introducing a subcutaneous formulation into the program in 2020.

Legacy Products
Our Approach
In October 2018, we announced and later completed a restructuring of our business in order to focus the majority of our resources on our promising new drug pipeline. Prior to that restructuring, we were heavily involved in developing a portfolio of biosimilar and complex generic products. In connection with the restructuring, we have terminated all development of early stage biosimilar and complex generic programs, and have only retained our late stage or commercial products in these business areas. The programs remaining in our portfolio are a biosimilar program for EYLEA (the only remaining program in our Mylan collaboration), which is currently in Phase 3, and our complex generics, GLATOPA, a generic to COPAXONE, and Enoxaparin Sodium Injection, a generic to LOVENOX. Both GLATOPA and Enoxaparin Sodium Injection are marketed by our collaboration partner, Sandoz. The retained late stage programs, with the exception of Enoxaparin Sodium Injection, which is not currently marketed and for which we expect minimal revenues, provide the potential for revenue to help fund our growing novel drug pipeline and, with the majority of development activities behind us, do not require a large staff to support. We have ceased active development activities for, and do not anticipate any future investments in, our wholly owned HUMIRA biosimilar, due to changes in market opportunity relating to its launch.
Our Programs
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
In August 2018, Mylan initiated dosing of patients in the United States in our pivotal clinical trial. In December 2018 and February 2019, Mylan initiated dosing of patients in the European Union and Japan, respectively. This trial is a randomized, double-blind, active-control, multi-center study in patients with diabetic macular edema to compare the safety, efficacy and immunogenicity of M710 to EYLEA. Subject to development, marketing approval, patent considerations and litigation timelines, we expect U.S. market formation for biosimilar versions of EYLEA to be in the 2023 time frame.
EYLEA is marketed by Regeneron Pharmaceuticals, Inc. in the United States and by Bayer HealthCare in the EU and rest of the world. Regeneron Pharmaceuticals, Inc. reported approximately $7.5 billion in worldwide sales of EYLEA in 2019, including $4.6 billion in the United States.
GLATOPA® (glatiramer acetate injection) 20 mg/mL—Generic Once-daily COPAXONE® (glatiramer acetate injection) 20 mg/mL
GLATOPA 20 mg/mL is a generic version of once-daily COPAXONE 20 mg/mL indicated for the treatment of patients with relapsing forms of multiple sclerosis, a chronic disease of the central nervous system characterized by inflammation and neurodegeneration. COPAXONE is available in both a once-daily 20 mg/mL formulation, which was approved by the FDA in 1996, and a three-times-weekly 40 mg/mL formulation, which was approved in 2014. COPAXONE is marketed in the United States by Teva Neuroscience, Inc., a subsidiary of Teva Pharmaceutical Industries, Ltd.
GLATOPA 20 mg/mL was approved by the FDA in April 2015 and was launched in June 2015. GLATOPA 20 mg/mL, the first "AP" rated, substitutable generic equivalent of once-daily COPAXONE, and was developed and is being commercialized in collaboration with Sandoz, the generic pharmaceuticals division of Novartis Pharma AG, or Novartis. Under our collaboration agreement, Sandoz is responsible for commercialization of GLATOPA 20 mg/mL, and we earn 50% of contractually defined profits on GLATOPA 20 mg/mL sales. The terms of our Sandoz collaboration for GLATOPA 20 mg/mL are further discussed below under "Collaborations and Licenses."
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
We announced in February 2018 that GLATOPA 40 mg/mL was approved by the FDA and launched by our collaborator, Sandoz. Legal proceedings related to GLATOPA 40 mg/mL are described below under Note 16, "Commitments and Contingencies" in our consolidated financial statements included in this report.
GLATOPA refers to GLATOPA 20 mg/mL and our generic product for three-times-weekly COPAXONE 40 mg/mL, GLATOPA 40 mg/mL, collectively.
Since Sandoz’s launch of GLATOPA 40mg/mL in February 2018, we believe Sandoz has encountered aggressive pricing and contracting tactics from competitors, which has limited uptake of the product and as, a result, we expect modest revenues for this product in the future. As of the end of 2019, Teva’s three-times-weekly COPAXONE 40 mg/mL and Mylan N.V.’s three-times-weekly generic equivalent product accounted for approximately 84% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. We estimate that the number of prescriptions for GLATOPA 20 mg/mL currently represents approximately 35% of the once-daily 20 mg/mL U.S. glatiramer acetate market.
Teva reported $1.0 billion and $1.7 billion in U.S. sales of COPAXONE (combined 20 mg/mL and 40 mg/mL) in 2019 and 2018, respectively.
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
Legal Proceedings related to Enoxaparin Sodium Injection are described under Note 16, "Commitments and Contingencies” in our consolidated financial statements included in this report.
M923—Biosimilar HUMIRA® (adalimumab) Candidate
We have developed M923 as a biosimilar of HUMIRA. HUMIRA is a monoclonal antibody that can bind to a substance in the body known as tumor necrosis factor, or TNF, thereby inhibiting the known effect of TNF as a potent mediator of inflammation. HUMIRA is indicated for the treatment of patients with rheumatoid arthritis, Crohn's disease, ulcerative colitis and psoriasis, among other diseases. HUMIRA is the largest selling therapeutic in the world. HUMIRA is marketed globally by AbbVie Inc, or AbbVie.
On November 6, 2018, we executed global licensing agreements with AbbVie with respect to M923, pursuant to which, subject to approval by health regulatory authorities, we may launch M923 in the United States in mid to late 2023. We have ceased active development activities for, and do not anticipate any future investments in, M923, due to changes in market opportunity relating to its launch.
Legal proceedings related to M923 are described under Note 16, "Commitments and Contingencies" in our consolidated financial statements included in this report.

Collaborations and Licenses
CSL
We and CSL entered into a License and Option Agreement, or the CSL License Agreement, effective February 17, 2017, pursuant to which we granted CSL an exclusive worldwide license to research, develop, manufacture and commercialize the M230 pre-clinical product candidate, an Fc multimer protein that is a selective immunomodulator of the Fc receptor. The CSL License Agreement also provides, on an exclusive basis, for us and CSL to conduct research on other Fc multimer proteins, and provides CSL the right to develop, manufacture, and commercialize these additional research products globally.
Pursuant to the CSL License Agreement, CSL paid us a non-refundable upfront payment of $50.0 million. On August 28, 2017, we exercised our 50% co-funding option. This exercise allows us to participate in a cost-and-profit sharing arrangement, under which we fund 50% of global research and development costs and 50% of U.S. commercialization costs for all products developed, in exchange for a 50% share of U.S. profits and sales-based royalty payments in percentages ranging from a mid-single digit to low-double digits payable for territories outside of the United States for M230 and a named research stage product should that enter development and be commercialized. For the development and commercialization of M230 we are also entitled to up to $297.5 million in contingent clinical, regulatory and sales milestone payments, and additional negotiated milestone payments for a named research stage product should one enter development. The contract allows us to opt-out of the program in the future at our discretion. If we were to do so, our U.S. profit share would be reduced to sales-based royalties ranging from mid-single to low double digits and the milestone payments for which we are eligible would be increased by up to $252.5 million, depending on the timing of our opt-out decision.
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
We and CSL formed a joint steering committee consisting of an equal number of members from Momenta and CSL, to facilitate the research, development, and commercialization of product candidates.
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
In November 2018, we delivered a formal notice of the partial termination of the Mylan Collaboration Agreement with respect to five of our collaboration programs. As a result, we will only continue to advance our late-stage biosimilar candidate M710, our proposed biosimilar to EYLEA under the Mylan Collaboration Agreement.
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
Under the Mylan Collaboration Agreement, we granted Mylan an exclusive license under our intellectual property rights to develop, manufacture and commercialize the product candidates for all therapeutic indications, and Mylan has granted us a co-exclusive license under Mylan's intellectual property rights for us to perform our development and manufacturing activities under the product work plans agreed by the parties, and to perform certain commercialization activities to be agreed by the Joint Steering Committee, or JSC, for such product candidates if we exercise our co-commercialization option described below. We and Mylan have established a joint steering committee, or JSC, consisting of an equal number of members from us and Mylan, to oversee and manage the development, manufacture and commercialization of product candidates under the collaboration. Unless otherwise determined by the JSC, it is anticipated that, in collaboration with the other party, (a) we will be primarily responsible for nonclinical development activities and initial clinical development activities for the product candidates; and regulatory activities for the product candidates in the United States through regulatory approval; and (b) Mylan will be primarily responsible for additional (pivotal or phase 3 equivalent) clinical development activities for the product candidates; regulatory activities for the product candidates outside the United States; and regulatory activities for products in the United States after regulatory approval, when all marketing authorizations for the products in the United States will be transferred to Mylan. As provided in the Mylan Collaboration Agreement, Mylan will commercialize any approved products, with us having an option to co-commercialize, in a supporting commercial role, any approved products in the United States. The JSC will allocate responsibilities for other activities under the collaboration.
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
Sandoz commenced United States sales of GLATOPA 20 mg/mL in June 2015 and of GLATOPA 40 mg/mL in February 2018. Under the 2006 Sandoz Collaboration Agreement, we earn 50% of contractually defined profits on Sandoz' worldwide net sales of GLATOPA 20 mg/mL and of GLATOPA 40 mg/mL. Profits on net sales of GLATOPA are calculated by deducting from net sales the costs of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of net sales. With respect to GLATOPA, Sandoz is responsible for funding all of the legal expenses incurred under the 2006 Sandoz Collaboration Agreement, except for our FTE costs with respect to certain legal activities for GLATOPA; however, a portion of certain legal expenses, including any patent infringement damages, can be offset by Sandoz against the profit-sharing amounts in proportion to our 50% profit sharing interest. In 2015, we earned a $10.0 million regulatory milestone payment upon GLATOPA 20 mg/mL receiving sole FDA approval and an additional $10.0 million milestone payment upon the first commercial sale of GLATOPA 20 mg/mL. In July 2017, we earned a $10.0 million commercial milestone payment in connection with GLATOPA 20 mg/mL's being the sole FDA-approved generic of COPAXONE when earned and achieving a certain level of contractually defined profits in the United States, for which Sandoz was entitled to reduce our contractually defined profits by a corresponding amount. Following FDA approval of Mylan N.V.'s generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL, which Mylan N.V. announced in October 2017, we are no longer eligible to earn $80.0 million in future post-launch commercial milestones; however, we may still be eligible to receive up to $30.0 million in sales-based milestones for GLATOPA in the United States, although we believe that it is unlikely the performance based milestones will be achieved. None of these payments, once received, is refundable and there are no general rights of return in the arrangement. Sandoz has agreed to indemnify us for various claims, and a certain portion of such costs may be offset against certain future payments received by us.
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

Manufacturing
We do not own or operate facilities for commercial scale manufacturing of our products. While we have personnel with experience and expertise in manufacturing, as well as process development, analytical development, quality assurance and quality control, we rely on contract manufacturers and our collaboration partners for manufacturing and supply activities. Under the 2006 Sandoz Collaboration Agreement, Sandoz is responsible for commercial manufacture of GLATOPA. Under the Mylan Collaboration Agreement, Mylan is responsible for contracting with contract manufacturers for commercial supply for M710. Under the CSL License Agreement, CSL is responsible for manufacturing activities, except that we are responsible, at CSL's direction, for contracting with contract manufacturers for certain clinical supply of M230. We rely on third parties for the manufacture, process development, analytical development, quality assurance and quality control of all our solely-owned novel product candidates. We also rely upon our collaborators and other third parties, including sole source suppliers, to provide raw materials and ensure that they meet FDA quality standards and related regulatory requirements for our products and product candidates.
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

Sales, Marketing and Distribution
We do not currently have any sales, marketing and distribution capabilities other than strategic sales and marketing expertise. In order for us to commercialize any products we would have to either develop a sales, marketing and distribution infrastructure or collaborate or contract with third parties that have sales, marketing and distribution capabilities. If our wholly-owned products are approved by the appropriate regulatory authorities, we intend to pursue commercialization of the products in the US and potentially other territories. For our product candidates that are subject to collaborations, our collaboration partner has responsibility for commercial activities. Under the 2006 Sandoz Collaboration Agreement, Sandoz is responsible for commercializing GLATOPA. Under the Mylan Collaboration Agreement, we have an option to participate in the commercialization of products, in a supporting commercial role, with Mylan in the United States. Under the CSL License Agreement, CSL is responsible for commercialization of products and we have an option to co-promote products in the United States.

Regulatory and Legal Matters
Government authorities in the United States, at the federal, state and local level, the European Union and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing and exporting and importing of products such as those we are developing.
United States Government Regulation
In the United States, the information that must be submitted to the FDA in order to obtain market approval of a new drug or biologic varies depending on whether the drug or biologic is a new product whose safety and effectiveness has not previously been demonstrated in humans, or a drug or biologic whose active ingredient(s) and certain other properties are the same as those of a previously approved drug or biologic, i.e., biosimilar. Approval of new drugs and biologics follows the new drug application, or NDA, and biologics license application, or BLA routes, respectively. A drug that claims to be the same as an already approved NDA drug may be able to file for approval under the abbreviated new drug application, or ANDA, approval pathway. Pursuant to the Biologics Price Competition and Innovation Act, or BPCI Act, a marketing application may also be submitted for a biosimilar to a biologic previously approved under a BLA seeking approval of the biosimilar under the abbreviated pathway established by Section 351(k) of the Public Health Service Act.
NDA and BLA Approval Processes for New Drugs and Biologics
In the United States, the FDA regulates drugs and biologics under the Federal Food, Drug, and Cosmetic Act, and, in the case of biologics, also under the Public Health Service Act, and implementing regulations. The steps required before a new drug or biologic may be marketed in the United States include:

•	completion of nonclinical laboratory tests, nonclinical studies and formulation studies under the FDA's good laboratory practices regulations;

•	completion of developmental chemistry, manufacturing and controls activities and manufacture under current Good Manufacturing Practices, or cGMP regulations;

•
submission to the FDA of an Investigational New Drug application, or IND, for human clinical testing, which must become effective before human clinical trials may begin and must include independent Institutional Review Board, or IRB, approval at each clinical site before the trial is initiated;

•
performance of adequate and well-controlled clinical trials to establish for an NDA the safety and efficacy of the investigational drug product for each indication or for a BLA the safety, purity and potency of the biological product for its intended indication;

•	submission to the FDA of an NDA or BLA;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP regulations and to assure that the facilities, methods and controls are adequate to preserve the drug's identity, strength, quality and purity or to meet standards designed to ensure the biologic's continued safety, purity and potency;

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
Expedited Development and Review Programs
The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drug and biologic products that meet certain criteria. Specifically, new investigational drugs or biologics are eligible for Fast Track designation if they are intended to treat a serious or life‑threatening disease or condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The FDA may consider for review sections of the NDA or BLA for a Fast Track product on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.
Any product submitted to the FDA for approval, including a product with a Fast Track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or effectiveness compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review.

In addition, a product may be eligible for accelerated approval. Drug and biologic products intended to treat serious or life‑threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well‑controlled post‑marketing clinical trials to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre‑approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
The Food and Drug Administration Safety and Innovation Act established a category of drugs and biologics referred to as “breakthrough therapies” that may be eligible to receive Breakthrough Therapy Designation. A sponsor may seek FDA designation of a drug or biologic candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance. The Breakthrough Therapy Designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will expedite the development and review of such drug. All requests for breakthrough therapy designation will be reviewed within 60 days of receipt, and the FDA will either grant or deny the request.
Fast Track designation, Breakthrough Therapy designation and priority review do not change the standards for approval but may expedite the development or approval process.
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
The FDA has the discretion to determine whether one or more of these elements are necessary and its guidance to date does not establish a single method for demonstrating biosimilarity but states that the degree of residual uncertainty that remains following analytical and nonclinical research will determine the nature and the extent of clinical studies that may be required. The FDA has implemented a biosimilar user fee program which includes a fee-based meeting process for consultation between applicants and the FDA reviewing division on biosimilar and interchangeable biologics applications under the biosimilar approval pathway. It provides for pre-application meetings where the applicant can propose and submit analytical, physicochemical and biologic characterization data along with a proposed development plan. The proposed development plan may have a reduced scope of clinical development based on the nature and extent of the characterization data. There are defined time periods for meetings and written advice. The FDA has published a series of draft and final guidance documents for the development and registration of biosimilars and interchangeable biologics, on topics ranging from demonstrating biosimilarity and interchangeability, non-proprietary naming, labeling and other scientific and regulatory issues. The draft and final guidance documents indicate that the FDA will consider the totality-of-the-evidence developed by an applicant in determining the nature and extent of the development, nonclinical and clinical requirements for a biosimilar or interchangeable biologic product. In addition, the guidance documents confirm the importance of analytical characterization to demonstrating biosimilarity and interchangeability in showing the absence of differences from the reference product. Where differences are identified, uncertainty associated with their clinical meaning or impact is expected to be resolved by nonclinical testing and clinical trials. The greater the similarity, the less uncertainty and the more likely the FDA will authorize an applicant to conduct targeted clinical trials or use extrapolation in support of demonstrating biosimilarity and interchangeability.
Under the Section 351(k) pathway, the FDA must wait four years after approval of a biological product under a BLA before accepting a filing for a biosimilar version of the reference product, and the FDA cannot approve a biosimilar version of the reference product until 12 years after the reference product was approved under a BLA. The BPCI Act also provides for limited regulatory exclusivity for the first FDA-approved interchangeable biologic with respect to each reference product. This means that the FDA will defer approval of additional interchangeable biologics to the same reference product for defined periods of one year or more.
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
Manufacturing Requirements
Before approving an NDA, BLA, ANDA or Section 351(k) application, the FDA may inspect the facility or the facilities at which the product is manufactured. The FDA will not approve the product, and may delay an approval of an application, unless or until it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, BLA, ANDA or Section 351(k) application, the FDA will typically inspect one or more clinical sites to assure compliance with GCP requirements. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
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

Competition
The development and commercialization of pharmaceutical products is highly competitive due to existing product competition at the time of product launch and the development of subsequent therapeutics with different methods of action, efficacy or safety profiles. Many of our competitors, who already market or are developing products similar to those in our portfolio, have considerable experience in product development, obtaining regulatory approval, and commercializing pharmaceutical products. Further, certain of these competitive companies have substantially greater financial, marketing, research and development and human resources than we do.
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
Novel Therapeutics
Our novel product pipeline will face substantial competition from major pharmaceutical and other biotechnology companies. Our development work focused on Fc biology has yielded three named product candidates: M281, an anti-FcRn antibody, M254, a hypersialylated IVIg, and M230, an Fc multimer. These candidates face competition from a number of companies.
M281 Competing FcRn Antagonists
Several companies are developing FcRn targeted agents. UCB has initiated a Phase 3 clinical study in immune thrombocytopenic purpura, or ITP, and myasthenia gravis, or MG, with its anti-FcRn candidate, an IgG4 monoclonal antibody. Argenx’s candidate, a mutated Fc fragment, is in clinical trials for ITP, pemphigus vulgaris and MG. Alexion’s candidate, an IgG4 monoclonal antibody, is expected to enter Phase 2 clinical trials for warm autoimmune hemolytic anemia, or wAIHA, and MG in 2020. Alexion has another molecule, licensed from Affibody, which is in Phase 1. Immunovant’s candidate, an IgG1 monoclonal antibody, is in Phase 2 clinical trials in MG and Graves’ ophthalmology, and is expected to begin a Phase 2 clinical trial in wAIHA in 2020.
M281 Competing in Disease Indications
Momenta has commenced Phase 2 clinical trials in generalized myasthenia gravis, or gMG, and hemolytic disease of the fetus and newborn or, HDFN and a Phase 2/3 clinical trial in wAIHA. MG treatment is primarily with the acetylcholinesterase inhibitor, pyridostigmine, and most MG patients also require treatment with immunosuppressive medications. Some patients may require plasma exchange/plasmapheresis, immunoadsorption, intravenous immunoglobulin, or Soliris (eculizumab), the sole monoclonal antibody approved for gMG by the FDA. Other complement antagonists in development for MG include agents from Alexion (Ultomiris) and Ra Pharmaceuticals’ zilucoplan. Several other FcRn antagonists are in development for MG. Argenx and UCB are in Phase 3 clinical trials, Immunovant is in Phase 2 clinical trials, and Alexion announced its intention to enter Phase 2 clinical trials in 2020. For HDFN, we are not aware of any other FcRn antagonists in development nor any other novel biologic therapies. In wAIHA, Alexion and Immunovant are conducting or expect to conduct clinical studies of their anti-FcRn agents. Rigel Pharmaceuticals is in a Phase 3 clinical trial with its syk inhibitor fostamatinib.
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
M254 Competing in Disease Indications
Momenta has commenced a Phase 1/2 clinical trial in ITP. Current therapies for ITP include IVIg, steroids, TPO receptor agonists, a syk inhibitor, Tavalisse (fostamatinib), Rituxanr (rituximab) and splenectomy. Several companies are in development with novel agents to treat ITP patients, including Argenx and UCB with FcRn antagonists, Principia with a BTK inhibitor and Protalex with a form of Staphylococcal protein A.
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
Biosimilars
If approved, our biosimilar candidate would compete with their applicable branded reference products, other biosimilars to those reference products, as well as other therapies used to treat the indications for which our biosimilar candidate would be approved.

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
Employees
We believe that our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2019, we had 118 employees, including 25 employees who hold Ph.D. degrees and 2 employees who hold an M.D. degree. Our employees are not represented by any collective bargaining group or labor union, and we believe our relations with our employees are good.

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
On October 1, 2018, as a result of the previously disclosed strategic business review, we announced our intention to focus our resources on the discovery and development of our pipeline of novel drug candidates for immune-mediated diseases and the advancement of two of our late stage biosimilar assets, M923, our proposed biosimilar to HUMIRA, and M710, our proposed biosimilar to EYLEA. We have ceased active development activities for, and do not anticipate any future investments in, M923, due to changes in market opportunity relating to its launch. The success of this strategic shift will depend on our ability to successfully develop our novel and biosimilar candidates, hire and retain senior management or other highly qualified personnel, prioritize competing projects and efforts and obtain sufficient resources, including additional capital. Development of novel drug candidates is highly unpredictable due to the lengthy and expensive process of clinical drug development, potential for safety, efficacy or tolerability problems with such product candidates, unexpected expenses or inaccurate financial assumptions or forecasts, potential delays or unfavorable decisions of regulatory agencies and competition for targeted indications or within targeted markets. Our ability to develop and commercialize our biosimilar candidate depends on our ability to successfully navigate potential litigation efforts by our competitors, potential disputes with our collaboration partner and our collaboration partner's ability to supply and commercialize our product. Accordingly, there are no assurances our change in strategic focus will be successful, which may have an adverse effect on our results of operations or financial condition.
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
If we or our collaborative partners encounter difficulties or interruptions in our supply or manufacturing arrangements, including an inability by third party manufacturers to satisfy FDA quality standards and related regulatory requirements, our development and commercialization efforts may be materially harmed.
We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend upon our collaborators and other third parties, including sole source suppliers, to provide raw materials meeting FDA quality standards and related regulatory requirements, manufacture the drug substance, produce the final drug product and provide certain analytical services with respect to our products and product candidates. We cannot be certain that we will be able to obtain and/or maintain continuous supply and acceptable supply arrangements of those materials. In addition, our third-party manufacturers, some of which are located in foreign countries, may have the supply of materials to us impacted by public health epidemics or pandemic disease outbreaks, such as the coronavirus currently impacting China and elsewhere, equipment failure, natural disaster, labor shortages, cyber-attack or geopolitical risks, including import trade restrictions or significant tariffs or other economic sanctions or other governmental action. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our product candidates or market them, which could have a material adverse effect on our business.
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
 We have ceased active development activities for, and do not anticipate additional investment in, our wholly owned HUMIRA biosimilar, M923, due to changes in market opportunity relating to its launch. We may seek to license M923 to a third party entirely or opt to otherwise monetize M923 or to terminate the program, which could have a material adverse effect on our business, including paying our remaining take or pay minimum purchase obligation under our manufacturing agreement with GSK without receiving a benefit therefor.
The patient populations of the target indications for our novel therapeutic candidates are small and have not been established with precision. If the actual number of patients are smaller than we estimate, our revenue and ability to achieve profitability with respect to such candidates may be adversely affected.
We estimate that there are approximately 65,000 patients in the United States with generalized myasthenia gravis, or gMG, approximately 4,000 to 8,000 patients in the United States with hemolytic disease of the fetus and newborn, or HDFN, and approximately 45,000 patients in the United States with warm autoimmune hemolytic anemia, or wAIHA, all potential indications for our product candidate M281. We estimate that chronic idiopathic thrombocytopenic purpura, or ITP, a potential indication for our product candidate M254, affects approximately 30,000 to 40,000 patients in the United States. Our estimates of the size of these patient populations are based on published studies as well as internal analyses. If these studies or our analyses of them do not accurately reflect the number of patients with gMG, HDFN or ITP our assessment of the market may be inaccurate, making it difficult or impossible for us to meet our revenue goals if and when any of our product candidates receive regulatory approval, or to obtain or maintain profitability. The small population of gMG, HDFN or ITP patients may also create difficulties in the timely enrollment of patients in our clinical trials, especially in light of competing clinical trials or the availability of new therapies.
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
Our ability to generate GLATOPA product revenue depends, in large part, on Sandoz’ ability to continue to successfully manufacture and profitably commercialize GLATOPA.
Our ability to generate GLATOPA product revenue also depends in large part on Sandoz' ability to maintain market share and favorable pricing levels for GLATOPA 20 mg/mL and achieve profitable sales and market share for GLATOPA 40 mg/mL. In October 2017, Mylan N.V. announced the launch of its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Since Sandoz' launch of GLATOPA 40 mg/mL, we believe Sandoz has encountered aggressive pricing and contracting tactics from competitors, which has limited uptake of the product and as a result we expect modest sales for the product in the future. Our near-term ability to generate GLATOPA 40 mg/mL product revenue will depend on Sandoz' ability to compete with Teva's three-times-weekly COPAXONE 40 mg/mL product and any generic equivalents. As of December 31, 2019, 40 mg/mL glatiramer acetate injection accounted for approximately 84% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. If other competitors receive approval to market generic versions of the 20 mg/mL or 40 mg/mL formulations of COPAXONE, our product revenue and profits would be further impacted, and as a result, our business, including our near-term financial results and our ability to utilize GLATOPA revenue to fund future discovery and development programs, may suffer.
If our settlement agreement with NGH is not approved by the court or is otherwise not completed, NGH's class action suit against us will continue. We may have to devote substantial time and resources to such a defense and an adverse judgment against us could have a material adverse effect on our business.
On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against us and Sandoz in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic Enoxaparin Sodium Injection alleging that we and Sandoz sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal anti-trust laws. On December 10, 2019, the Company entered into a settlement agreement with NGH in which the Company agreed to pay an aggregate of $35.0 million as consideration for the release of all alleged claims. The settlement agreement remains subject to class notice periods and opt-out provisions, a fairness hearing and final court approval pursuant to Rule 23 of the Federal Rules of Civil Procedure and the Class Action Fairness Act. If the settlement is not approved by the court or is otherwise not completed, the Company will continue to vigorously defend against the suit. We cannot be certain of the time or resources required for such a defense, and an adverse judgment against us could have a material adverse effect on our business. In addition, potential class members who affirmatively opt out of the class will not be bound by the settlement and will be free to make their own claims against us, if they should choose to do so, which would also require us to devote our resources and time to defend against.
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
Because we have commenced and will continue to conduct clinical trials in the European Union, we and our CROs are subject to many rapidly evolving privacy and data protection laws and regulations in Europe.  This requires us and our CROs to operate in a complex environment where there are significant constraints on how we can process personal data across our business. The European General Data Protection Regulation (the GDPR), which became effective in May 2018, has established stringent data protection requirements for companies doing business in or handling personal data of individuals in the European Union. The GDPR imposes obligations on data controllers and processors including the requirement to maintain a record of their data processing and to implement policies and procedures as part of their mandated privacy governance framework. In addition, the GDPR allows EU member states to make additional laws and regulations further regulating teh processing of genetic, biometric or health data. Breaches of the GDPR could result in substantial fines, which in some cases could be up to four percent of our worldwide revenue. In addition, a breach of the GDPR or other data privacy or data protection laws or regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, as well potential civil claims including class action type litigation. There is a risk that we or our CROs may be subject to fines and penalties, litigation and reputational harm if we or they fail to properly process or protect the data or privacy of third parties or comply with the GDPR or other applicable data privacy and data protection regimes.
Risks Relating to Our Financial Position and Need for Additional Capital
We have incurred a cumulative loss since inception. If we do not generate significant revenue, we may not return to profitability.
We have incurred significant losses since our inception in May 2001. At December 31, 2019, our accumulated deficit was approximately $1.0 billion. We may incur annual operating losses over the next several years as we expand our product development, commercialization and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture, market and sell any products we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.
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
As of December 31, 2019, we had cash, cash equivalents and marketable securities totaling approximately $545.1 million. For the twelve months ended December 31, 2019, we had a net loss of $290.1 million and our operations used cash of $204.8 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development and commercialization of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

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
We expect to finance and manage our planned operating and capital expenditure requirements principally through our current cash, cash equivalents and marketable securities, capital raised through our collaboration and license agreements and equity financings, contingent milestone payments, continuation and milestone payments and product revenues under existing collaboration and license agreements. We believe that these funds will be sufficient to meet our operating requirements through at least the third quarter of 2021. We may seek additional funding in the future through third-party collaborations and licensing arrangements, public or private debt financings or from other sources. Additional funds may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also may not be able to fund our obligations under one or more of our collaboration and license agreements, which could enable one or more of our collaborators to terminate their agreements with us, and therefore harm our business, financial condition and results of operations.
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
From time to time, we may publicly disclose interim, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.
From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could significantly harm our business prospects. Disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.
If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
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
We have obtained Fast Track Designation for M281 for the treatment of HDFN and wAIHA, and we may seek Fast Track designation for other indications or for our other product candidates, but we might not receive such designations, and even if we do, such designations may not actually lead to a faster development or regulatory review or approval process.
If a product is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. We have obtained

Fast Track designation for M281 for the treatment of HDFN and wAIHA, and we may seek Fast Track designation for other indications for M281 or for one or more of our other product candidates, but we might not receive such designations from the FDA. However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.
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
As of December 31, 2019, we had federal and state net operating loss carryforwards of approximately $785.0 million and $766.0 million, respectively. Our net operating loss carryforwards generated before January 1, 2018 are subject to expiration and will expire at various dates through 2038. As of December 31, 2019, we also had federal and state research and development and other tax credit carryforwards, including the orphan drug credit, of approximately $31.6 million and $8.1 million, respectively, available to reduce future tax liabilities. The federal and state research and development and other tax credit carryforwards expire at various dates through 2039, while the orphan drug credit does not expire. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with or after this offering, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. The reduction of the corporate tax rate under the Tax Act may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Furthermore, under the Tax Act, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond will only be able to offset 80% of taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.
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
Pricing and market share of generic and biosimilar products may decline, often dramatically, as other generics or biosimilars of the same brand name drug or reference product, respectively, enter the market. Competing generics include brand name manufacturers’ “authorized generics” of their own brand name products. Generally, earlier-to-market generics and biosimilars are better able to gain significantly greater market share than later-to-market competing generics and biosimilars, respectively. Accordingly, revenue and profits from our generic products and, if approved, our generic and biosimilar product candidates, may be significantly reduced based on the timing and number of competing generics and biosimilars, respectively. We expect our generic products and, if approved, certain of our generic and biosimilar product candidates may face intense and increasing competition from other generics and biosimilars. For example, in October 2017, Mylan N.V. announced the launch of its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Since Sandoz’ launch of GLATOPA 40mg/mL in February 2018, Sandoz has encountered aggressive pricing and contracting tactics from competitors and as a result we expect modest sales for the product in the future. In addition, several other companies have submitted ANDAs to the FDA for generic versions of COPAXONE. A launch of one or more additional generic versions of COPAXONE could further reduce anticipated revenue from GLATOPA 20 mg/mL and GLATOPA 40 mg/mL.
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
Brand companies may develop alternative versions of a reference product as part of a life cycle extension strategy, and may obtain approval of the alternative version under a supplemental new drug application, for a drug, or supplemental biologics license application, for a biologic. The alternative version may offer patients added benefits such as a more convenient form of administration or dosing regimen. Should the brand company succeed in obtaining an approval of an alternative product, it may capture a significant share of the collective reference product market and significantly reduce the market for the original reference product and thereby the potential size of the market for our generic or biosimilar products. For example, as of December 31, 2019, Teva’s three-times-weekly COPAXONE 40 mg/mL and Mylan N.V.’s three-times-weekly generic equivalent product accounted for approximately 84% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. As a result, the market potential for GLATOPA 20 mg/mL has decreased, and may decrease further as additional patients are converted from once-daily COPAXONE or any generic equivalent to three-times-weekly COPAXONE or generic equivalent. In addition, the alternative product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the alternative product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.
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
The Mylan Collaboration Agreement may be terminated by either party for breach by, or bankruptcy of, the other party; for its convenience; or for certain activities involving competing products or the challenge of certain patents. Other than in the case of a termination for convenience, the terminating party shall have the right to continue the development, manufacture and commercialization of the terminated products in the terminated countries. In the case of a termination for convenience, the other party shall have the right to continue. If a termination occurs, the licenses granted to the non-continuing party for the applicable product will terminate for the terminated country. Subject to certain terms and conditions, the party that has the right to continue the development or commercialization of a given product candidate may retain royalty-bearing licenses to certain intellectual property rights, and rights to certain data, for the continued development and sale of the applicable product in the country or countries for which termination applies. In October 2018, we announced that we would notify Mylan of our intention to discontinue participation in five of our collaboration programs and will only continue to advance our late-stage biosimilar candidate M710, our proposed biosimilar to EYLEA. We delivered a formal notice of this partial termination to Mylan in November 2018, which became effective as of January 31, 2019.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES
As of December 31, 2019, pursuant to our sublease agreements, we lease office and laboratory space in Cambridge, Massachusetts:

Property Location	Approximate Square Footage	Use	Lease Expiration Date
320 Bent Street Cambridge, Massachusetts 02141	15,000	Laboratory and Office	02/28/2027
301 Binney Street, Fifth Floor Cambridge, Massachusetts 02142	80,000	Laboratory and Office	06/29/2025
	95,000
Item 3.    LEGAL PROCEEDINGS
For a discussion of legal matters as of December 31, 2019, please see Note 16, "Commitments and Contingencies" to our consolidated financial statements included in this report, which is incorporated into this item by reference.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded publicly on The Nasdaq Global Select Market under the symbol "MNTA."
Holders
On February 13, 2020, the approximate number of holders of record of our common stock was 20.
Dividends
We have never declared or paid any cash dividends on our common stock. We anticipate that, in the foreseeable future, we will continue to retain any earnings for use in the operation of our business and will not pay any cash dividends.
Equity Compensation Plan Information
Information relating to compensation plans under which our equity securities are authorized for issuance is set forth below in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.
Stock Performance Graph
The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2014 through December 31, 2019, in each of (i) our common stock, (ii) The Nasdaq Composite Index and (iii) The Nasdaq Biotechnology Index (capitalization weighted).
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Momenta Pharmaceuticals, Inc., the Nasdaq Composite Index, and the Nasdaq Biotechnology Index

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/14	12/15	12/16	12/17	12/18	12/19
Momenta Pharmaceuticals, Inc.	100.00	123.26	125.00	115.86	91.69	163.87
Nasdaq Composite	100.00	105.73	113.66	145.76	140.10	189.45
Nasdaq Biotechnology	100.00	111.42	87.26	105.64	95.79	119.17
The information included under the heading "Stock Performance Graph" in Part II, Item 5 of this Annual Report on Form 10-K is "furnished" and not "filed" and shall not be deemed to be "soliciting material" or subject to Regulation 14A, shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.
Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data set forth below with respect to our statements of operations and comprehensive loss data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 are derived from our audited financial statements included in this Annual Report on Form 10-K. The statements of operations and comprehensive loss data for the years ended December 31, 2016 and 2015 and the balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited financial statements, which are not included herein. Historical results are not necessarily indicative of future results. See the notes to the consolidated financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found under Part II, Item 8 "Financial Statements and Supplementary Data" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

Momenta Pharmaceuticals, Inc.
Selected Financial Data

	2019		2018		2017	2016	2015
	(in thousands, except per share information)
Statements of Operations and Comprehensive Loss Data:
Collaboration revenues:
Product revenue	$19,115		$39,684		$66,803	$74,648	$48,503
Research and development revenue	4,753		35,905		72,079	34,971	41,147
Total collaboration revenue	23,868		75,589		138,882	109,619	89,650
Operating expenses:
Research and development	144,542		124,004		149,226	119,880	126,033
General and administrative	149,822		85,105		82,207	64,466	48,051
Other operating expense	41,205		30,000		—	—	—
Restructuring	110		17,807		—	—	—
Gain on lease modification	(13,720)		—		—	—	—
Total operating expenses	321,959	—	256,916	—	231,433	184,346	174,084
Operating loss	(298,091)		(181,327)		(92,551)	(74,727)	(84,434)
Interest income	9,206		6,194		4,427	2,226	808
Interest expense	(2,018)		—		—	—	—
Other income (expense), net	848		(928)		28	51,498	313
Net loss	$(290,055)		$(176,061)		$(88,096)	$(21,003)	$(83,313)

Basic and diluted net loss per share	$(2.92)		$(2.26)		$(1.20)	$(0.31)	$(1.32)

Shares used in calculating basic and diluted net loss per share	99,339		77,845		73,136	68,656	63,130

Comprehensive loss	$(289,672)		$(176,008)		$(88,322)	$(20,921)	$(83,293)

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$382,515	$248,334	$73,651	$150,738	$61,461
Marketable securities	162,595	201,077	306,239	202,413	288,583
Working capital	433,023	389,912	322,439	357,324	335,926
Total assets	618,365	531,563	459,431	477,737	421,040
Deferred revenue	1,835	5,690	33,617	38,632	21,983
Other liabilities	162,070	64,865	51,660	67,197	29,081
Total liabilities	163,905	70,555	85,277	105,829	51,064
Accumulated deficit	(1,033,881)	(743,826)	(562,254)	(473,375)	(452,372)
Total stockholders' equity	454,460	461,008	374,154	371,908	369,976

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
Prior to 2018, we had the dual focus of developing novel drug candidates and nurturing a portfolio of biosimilar and complex generic products and product candidates. In the beginning of 2018, we engaged in a strategic review of our business and made the decision that shareholder value could be enhanced by shifting our future investments to fully support our promising novel drug portfolio. Following this strategic review, we made the decision in September 2018 to restructure the company. As a result of this restructuring, we announced in October 2018 that we would reduce our workforce by approximately 50%, which was substantially completed as of the end of 2018.
While we have terminated all future development of any new or early stage biosimilar and complex generic products, we have retained our commercial partnership with Sandoz AG, or Sandoz, for our generic versions of COPAXONE and LOVENOX, which are approved products. We believe that Sandoz's sales of GLATOPA, our generic version of COPAXONE, can generate cash flow to help fund our novel pipeline. In addition, we are developing an EYLEA biosimilar, in collaboration with Mylan Ireland Limited, or Mylan, a wholly-owned indirect subsidiary of Mylan N.V., which is currently in a pivotal clinical trial in patients. If the results from this study are supportive, we believe this program has the potential to launch in the 2023 time frame and help fund our novel portfolio. We have ceased active development activities for, and do not anticipate any future investments in, our wholly owned HUMIRA biosimilar, due to changes in market opportunity relating to its launch.
To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. Although we were profitable in fiscal years 2010 and 2011, since that time we have been incurring operating losses and we expect to incur annual operating losses over the next several years as we advance our drug development portfolio. As of December 31, 2019, we had an accumulated deficit of approximately $1.0 billion. We will need to generate significant revenue to return to profitability. We expect that our return to profitability, if at all, will most likely come from the commercialization of the products in our drug development portfolio.
Novel Therapeutics
We believe our novel product candidates could be capable of treating a large number of immune-mediated disorders whose pathogenesis is driven in whole or in part by autoantibodies, immune complexes, and Fc receptor biology.
M281 (Nipocalimab) - Anti-FcRn Candidate
M281 is a fully-human anti-neonatal Fc receptor, or anti FcRn, aglycosylated immunoglobulin G, or IgG1, monoclonal antibody, engineered to reduce circulating IgG antibodies, by completely blocking endogenous IgG recycling via FcRn.
A Phase 1 randomized, double-blind, placebo-controlled study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of M281 in 114 normal healthy volunteers was initiated in June 2016. The full results of the Phase 1 study were published on November 7, 2018. A total of 50 patients were enrolled in both the single ascending dose and multiple ascending dose portions of the study, both of which showed predictable pharmacokinetics, and commensurate, controllable and reproducible reductions in circulating IgG. The data showed M281 could achieve a full receptor occupancy with a single dose and a greater than 80% reduction in circulating IgG antibodies, with a mean reduction of 84%. M281 was well tolerated at all dose levels and no serious adverse events or unexpected safety findings were observed in either portion of the study.
In the fourth quarter of 2018, we commenced Vivacity-MG, our Phase 2 proof-of-concept clinical trial for the treatment of patients with generalized myasthenia gravis, or gMG, who have insufficient clinical response to the standard-of-care treatment. Also in the fourth quarter of 2018, we commenced Unity, our Phase 2 proof-of-concept clinical trial for the treatment of women at high risk for early onset hemolytic disease of the fetus and newborn, or HDFN. In the third quarter of 2019, we commenced Energy Study, our Phase 2/3 clinical trial in warm autoimmune hemolytic anemia, or wAIHA. In July 2019, the Food and Drug Administration, or FDA, granted Fast Track designation for our HDFN and wAIHA indications, which is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill unmet medical need.
M254 - Hyper-sialylated IgG Candidate
M254 is a hyper-sialylated immunoglobulin designed as a high potency alternative to IVIg, a therapeutic drug product that contains pooled, human immunoglobulin G, or IgG, antibodies purified from blood plasma. IVIg is used to treat many inflammatory diseases, including idiopathic thrombocytopenic purpura, or ITP, and chronic inflammatory demyelinating polyneuropathy, or CIDP. In nonclinical studies, M254 has been shown to have up to ten times more enhanced anti-inflammatory activity than IVIg in a variety of animal models of autoimmune disease.
We initiated a multi-part Phase 1/2 proof of concept clinical study in normal, healthy volunteers and patients with ITP in early 2019.
M230 (CSL730) - Recombinant Fc Multimer Candidate
M230 is a novel recombinant trivalent human IgG1 Fc multimer containing three IgG Fc regions joined to maximize activity. Nonclinical data have shown that M230 has enhanced avidity for the Fc receptors, matching the potency and efficacy of IVIg at significantly lower doses.
Pursuant to the License and Option Agreement, effective February 17, 2017, with CSL Behring Recombinant Facility AG, or CSL, a wholly-owned indirect subsidiary of CSL Limited, we granted CSL an exclusive worldwide license to research, develop, manufacture and commercialize M230. In August 2017, we exercised our 50% co-funding option, which is discussed further in Note 10, "License Agreements and Collaborative Arrangements" to our consolidated financial statements.
CSL's Phase 1 clinical study in healthy volunteers to evaluate the safety and tolerability of M230 is continuing and CSL anticipates introducing a subcutaneous formulation into a Phase 1 clinical study in 2020.
Legacy Products
M710—Biosimilar EYLEA® (aflibercept) Candidate
M710 is being developed as a biosimilar of EYLEA in collaboration with Mylan. In August 2018, Mylan initiated dosing of patients in the United States in our pivotal clinical trial. In December 2018 and February 2019, Mylan initiated dosing of patients in the European Union and Japan, respectively. This trial is a randomized, double-blind, active-control, multi-center study in patients with diabetic macular edema to compare the safety, efficacy and immunogenicity of M710 to EYLEA. Subject to development, marketing approval, patent considerations and litigation timelines, we expect U.S. market formation for biosimilar versions of EYLEA to be in the 2023 time frame.
GLATOPA® (glatiramer acetate injection) 20 mg/mL—Generic Once-daily COPAXONE® (glatiramer acetate injection) 20 mg/mL
In April 2015, the FDA approved the ANDA for GLATOPA 20 mg/mL, a generic equivalent of once-daily COPAXONE 20 mg/mL. GLATOPA 20 mg/mL was the first "AP" rated, substitutable generic equivalent of once-daily COPAXONE. Sandoz commenced sales of GLATOPA 20 mg/mL in June 2015. Under our collaboration agreement with Sandoz, we earn 50% of contractually defined profits on GLATOPA 20 mg/mL worldwide net sales.
In October 2017, Mylan N.V. announced the launch of its generic equivalents of once-daily COPAXONE 20 mg/mL and three-times-weekly COPAXONE 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. We estimate that the number of prescriptions for GLATOPA 20 mg/mL currently represents approximately 35% of the once-daily 20 mg/mL U.S. glatiramer acetate market.
GLATOPA® (glatiramer acetate injection) 40 mg/mL—Generic Three-times-weekly COPAXONE® (glatiramer acetate injection) 40 mg/mL
In February 2018, we announced that GLATOPA 40 mg/mL, a generic version of three-times-weekly COPAXONE 40 mg/mL, was approved by the FDA and launched by our collaborator, Sandoz.

Since Sandoz’s launch of GLATOPA 40mg/mL in February 2018, we believe Sandoz has encountered aggressive pricing and contracting tactics from competitors, which has limited uptake of the product and as a result we expect modest revenues for this product in the future. As of December 31, 2019, 40 mg/mL glatiramer acetate injection accounted for approximately 84% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.
Legal proceedings related to GLATOPA 40 mg/mL are described under Note 16, "Commitments and Contingencies" to our consolidated financial statements.
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
Legal proceedings related to Enoxaparin Sodium Injection are described under Note 16, "Commitments and Contingencies" to our consolidated financial statements.
M923—Biosimilar HUMIRA® (adalimumab) Candidate
On November 6, 2018, we executed global licensing agreements with AbbVie with respect to M923, pursuant to which, subject to approval by health regulatory authorities, we may launch M923 in the United States in mid to late 2023. We have ceased active development activities for, and do not anticipate any future investments in, M923, due to changes in market opportunity relating to its launch.
Legal proceedings related to M923 are described under Note 16, "Commitments and Contingencies" to our consolidated financial statements.

Results of Operations
Comparison of Years Ended December 31, 2019, 2018 and 2017
Product revenue includes our contractually defined profits earned on Sandoz’ sales of GLATOPA and Enoxaparin Sodium Injection.
The following data summarizes our collaboration revenues for the periods indicated:

	2019	2018	2017
Collaboration revenue:	(in thousands)
Product revenue	$19,115	$39,684	$66,803
Research and development revenue	4,753	35,905	72,079
Total collaboration revenue	$23,868	$75,589	$138,882
Product Revenue
GLATOPA
Sandoz commenced sales of GLATOPA 20 mg/mL in the United States in June 2015 and GLATOPA 40 mg/mL in February 2018. We earn 50% of contractually defined profits on Sandoz’ worldwide net sales of GLATOPA. Pursuant to the letter agreement dated October 4, 2017 between Sandoz and us, we agreed to reduce our 50% contractual profit share commencing in the first quarter of 2018 by up to an aggregate of approximately $9.8 million, representing 50% of GLATOPA 40 mg/mL pre-launch inventory costs.
We estimate that the number of prescriptions for GLATOPA 20 mg/mL represented approximately 35% of the once-daily 20 mg/mL U.S. glatiramer acetate market as of December 31, 2019.

Since Sandoz’ launch of GLATOPA 40mg/mL in February 2018, we believe Sandoz has encountered aggressive pricing and contracting tactics from competitors, which has limited uptake of the product and, as a result, we expect modest sales for the product in the future. As of December 31, 2019, 40 mg/mL glatiramer acetate injection accounted for approximately 84% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.
2019 vs 2018
The decrease in product revenue of $20.6 million, or 52%, from 2018 to 2019 was primarily due to lower net sales of GLATOPA driven by competition and a $1.5 million legal settlement payment to Teva Pharmaceuticals Industries Ltd. and related entities, or Teva, during the first quarter of 2019, representing our 50% share.
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
We expect to recognize revenue from the remaining balance of $1.8 million from Mylan's $45.0 million upfront payment on a quarterly basis in an amount commensurate with our progress towards meeting performance obligations with respect to M710 under the Mylan collaboration agreement.
2019 vs 2018
The decrease in research and development revenue of $31.2 million, or 87%, from 2018 to 2019 was primarily due to $28.4 million of revenue recognized related to Mylan's upfront payment of $45.0 million during the fourth quarter of 2018 due to the partial termination of the Mylan collaboration agreement and lower reimbursement revenue for GLATOPA expenses in 2019.
2018 vs 2017
The decrease in research and development revenue of $36.2 million, or 50%, from 2017 to 2018 was primarily due to the $50.0 million upfront payment from CSL and the $10.0 million commercial milestone from Sandoz, both recognized in 2017, that were non-recurring in 2018. The Sandoz commercial milestone payment was earned in July 2017 in connection with GLATOPA being the sole FDA-approved generic of COPAXONE and achieving a certain level of contractually defined profits in the United States. The decrease in research and development revenue from 2017 to 2018 was partially offset by an increase in revenue recognized of $28.4 million in 2018 from Mylan's $45.0 million upfront payment due to the partial termination of the Mylan collaboration agreement and the resulting determination that certain performance obligations under the agreement have been partially satisfied. Additional details concerning the accounting for the Mylan collaboration agreement are contained in Note 10, "License Agreements and Collaborative Arrangements" included in the consolidated financial statements.
Operating Expenses
The following table summarizes our operating expenses for the periods indicated:

							Change
	2019	% of Total Operating Expenses	2018	% of Total Operating Expenses	2017	% of Total Operating Expenses	2019 compared to 2018	2018 compared to 2017
	(in thousands)	(%)	(in thousands)	(%)	(in thousands)	(%)	(in thousands)
Operating expenses:
Research and development	$144,542	45%	$124,004	48%	$149,226	64%	$20,538	$(25,222)
General and administrative	149,822	46%	85,105	33%	82,207	36%	64,717	2,898
Other operating expense	41,205	13%	30,000	12%	—	—%	11,205	30,000
Restructuring	110	—%	17,807	7%	—	—%	(17,697)	17,807
Gain on lease modification	(13,720)	(4)%	—	—%	—	—%	(13,720)	—
Total operating expenses	$321,959	100%	$256,916	100%	$231,433	100%	$65,043	$25,483
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

For our collaboration arrangements in which the parties share in collaboration expenses for products under the arrangement (cost sharing arrangements), we record the reimbursement by the collaborator for its share of the development effort as a reduction of research and development expense. Our share of costs incurred by collaborators is recorded as research and development expense.
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

The following table sets forth the primary components of our research and development external expenditures, including the amortization of our intangible assets, for each of our principal development programs for the years ended December 31, 2019, 2018 and 2017. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies, are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development as of December 31, 2019	Year Ended December 31,
		2019	2018	2017
External Costs Incurred by Product Area:		(in thousands)
Novel Therapeutics	Various (1)	$83,094	$39,461	$15,557
Biosimilars	Various (2)	14,246	9,709	53,186
Complex Generics	(3)	284	826	3,724
Internal Costs		46,918	74,008	76,759
Total Research and Development Expenses		$144,542	$124,004	$149,226
_______________________________________

(1)
Our novel therapeutic programs include M281, for which we commenced two Phase 2 clinical trials during the fourth quarter of 2018 and announced in August 2019 that we commenced an additional Phase 2/3 clinical trial; M230, for which our licensee's, CSL's, Phase 1 study in healthy volunteers to evaluate safety and tolerability of M230 is ongoing; M254, for which we have completed our IND-enabling toxicology study and have initiated a Phase 1/2 clinical study in early 2019; as well as other discovery and nonclinical stage programs.

(2)
Biosimilars are M710, a biosimilar candidate of EYLEA® (aflibercept) and M923, a biosimilar candidate of HUMIRA® (adalimumab). For M710, Mylan initiated a pivotal clinical trial in patients in the United States in August 2018, and in December 2018 and February 2019, initiated dosing of patients in the European Union and Japan, respectively. In November 2018, we provided notice to Mylan terminating our participation in the development of our biosimilar programs other than M710. In August 2019, we announced that we would cease active development activities for M923. We do not anticipate any future investments in M923.

(3)
Includes external costs for GLATOPA and Enoxaparin Sodium Injection. In July 2010, the first ANDA for Enoxaparin Sodium Injection was approved by the FDA, and Sandoz launched the product. In April 2015, the FDA approved the ANDA for once-daily GLATOPA 20 mg/mL. Sandoz launched GLATOPA 20 mg/mL in June 2015. In February 2018, the FDA approved the ANDA for three-times-weekly GLATOPA 40 mg/mL, and Sandoz launched the product. For more information on GLATOPA 40 mg/mL, see "Legacy Products" section above.

We expect research and development expense to increase for the foreseeable future as our current development programs progress and new programs are added.
2019 vs 2018
External costs of our novel therapeutic programs increased by $43.6 million, or 111%, from 2018 to 2019, primarily driven by an increase in manufacturing and clinical trial activity for M281 and M254 as described in Note 1 in the above table, partially offset by a decrease in our share of CSL collaboration costs for M230. External expenditures for our biosimilars programs increased by $4.5 million, or 47%, from 2018 to 2019, primarily due to increased spending on M710. Internal costs decreased by $27.1 million, or 37% from 2018 to 2019 primarily due to decreased personnel costs, due in part to the workforce reduction announced in 2018 and a reduction in lease costs.
2018 vs 2017
External costs of our novel therapeutic programs increased by $23.9 million, or 154%, from 2017 to 2018, primarily driven by clinical trial activity for M230, M254 and M281 that is more fully described in Note 1 in the above table. External expenditures for our biosimilars programs decreased by $43.5 million, or 82%, from 2017 to 2018, which was primarily due to decreased spending on M923 of $35.9 million as we had substantially completed development in 2017 in preparation for the filing of the biologic license application with the FDA. External expenditures for complex generics decreased by $2.9 million, or 78%, from 2017 to 2018 as support for Sandoz' GLATOPA 40 mg/mL ANDA filing in 2017 was non-recurring for 2018. Internal costs decreased by $2.8 million, or 4%, from 2017 to 2018 primarily due to decreased personnel costs, due in part to the workforce reduction announced in October 2018.
General and Administrative
General and administrative expenses consist primarily of salaries, share-based compensation and other related costs for personnel in general and administrative functions, professional fees for legal and accounting services, legal settlements, insurance costs, and allocated rent, facility and lab supplies, and depreciation expense.
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
2019 vs 2018
The increase of $64.7 million, or 76%, from 2018 to 2019 was due to $35.0 million related to a settlement agreement with Nashville General Hospital, or NGH, entered into in December 2019, $21.0 million paid to Amphastar in June 2019 reflecting our portion of a required settlement payment, increased depreciation of $4.8 million associated with a change in the estimated useful life of certain leasehold improvements in the fourth quarter of 2018, increased share-based compensation expense of $4.1 million, driven primarily by expense recognized on performance-based restricted stock units in the fourth quarter of 2019, and increased consultant spend of $4.2 million. These increases were partially offset by decreased personnel costs, including salaries and related benefits of $3.9 million due in part to the workforce reduction announced in 2018.
2018 vs 2017
The increase of $2.9 million, or 4%, from 2017 to 2018 was driven by the net of increased rent expense of $3.3 million related to occupancy of new premises, corporate costs of $3.0 million related to our strategic review and depreciation of $3.0 million as we evaluated estimates of the useful lives of depreciable assets. The increases were partially offset by decreases of $4.6 million in legal costs relating to our ongoing litigation and personnel salaries of $2.1 million due in part to the workforce reduction announced in October 2018.
Other Operating Expense
Other operating expense was $41.2 million for 2019 and included a take-or-pay purchase obligation under our manufacturing agreement with Human Genome Sciences, Inc., or GSK. Consistent with our decision to cease active development of M923, we canceled our manufacturing runs scheduled through 2020 and recorded a charge of $20.9 million during the second quarter of 2019, representing the minimum purchase obligation. Because the utility of the remaining minimum purchase commitments for the calendar years 2021 through 2022 was deemed impaired at June 30, 2019, we recorded an additional charge of $22.0 million during the the second quarter of 2019. Other operating expense for 2019 also included a $1.7 million adjustment due to changes in the estimated fair value of the future contractual obligations under the manufacturing services agreement. Other operating expense was $30.0 million for 2018 and was incurred in connection with the same supply agreement with GSK.
Restructuring
Restructuring charges consist of severance, bonus, share-based compensation, and impairment of equipment associated with our workforce reduction. See to Note 15, "Restructuring" in our consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
Gain on Lease Modification
The increase in the gain on lease modification of $13.7 million, or 100%, from 2018 to 2019 was due to an amendment to our office and laboratory space lease at 320 Bent Street in Cambridge, Massachusetts.

Interest Income
Interest income was $9.2 million, $6.2 million and $4.4 million for 2019, 2018 and 2017, respectively. The increases from 2018 to 2019 and from 2017 to 2018 were due to higher invested balances arising from financing activities and the benefit of higher market yields on our investments.
Interest Expense
The increase in interest expense of $2.0 million from 2018 to 2019 reflected interest expense recognized on the purchase commitments under our manufacturing agreement with GSK in 2019.
Other Income (Expense), Net
Other income (expense), net includes other items of non-operating income and expense including net gains (losses) on assets sold in the period.
Equity Financings
In December 2019, we sold an aggregate of approximately 16.7 million shares of our common stock through an underwritten public offering at a price to the public of $15.50 per share. As a result of the offering, which includes the exercise in full of the underwriter’s option to purchase additional shares of common stock, we received aggregate net proceeds of approximately $244.2 million, after deducting underwriting discounts and commissions and other offering expenses.
In August 2019, we entered into a sales agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell from time to time, at our option, up to an aggregate of $100.0 million of shares of our common stock through Stifel, as sales agent or principal. Sales of the common stock, if any, will be made by methods deemed to be “at the market offerings.” We have agreed to pay Stifel a commission of up to 3% of the gross proceeds from the sale of the shares of our common stock, if any. The Sales Agreement will terminate upon the earliest of: (a) the sale of $100.0 million of shares of our common stock or (b) the termination of the Sales Agreement by us or Stifel. As of December 31, 2019, we have not sold any shares of common stock under this program.
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
Liquidity and Capital Resources
At December 31, 2019, we had $545.1 million in cash, cash equivalents and marketable securities. In addition, we also held $1.8 million in restricted cash. Our funds at December 31, 2019 were primarily invested in overnight repurchase agreements, corporate debt securities, United States treasury securities, commercial paper, asset-backed securities, and United States money market funds, directly or through managed funds, with remaining average maturities of 12 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near-term liquidity needs. We do not believe that our cash equivalents and marketable securities were subject to significant market risk at December 31, 2019.
We have funded our operations primarily through the sale of equity securities and payments received under our collaboration and license agreements, including our share of profits from Sandoz’ sales of Enoxaparin Sodium Injection and GLATOPA. Since our inception through December 31, 2019, we have received approximately $1.2 billion through private and public issuances of equity securities. As of December 31, 2019, we received $469.0 million in revenues from sales of Enoxaparin Sodium Injection and milestones, and $273.8 million in revenues from sales of GLATOPA and milestones. We received $139.0 million under our former collaboration with Baxalta, including a one-time cash payment of $51.2 million in connection with the termination of the Baxalta Collaboration Agreement in 2016. In addition, we received a $45.0 million upfront payment from Mylan as well as $60.0 million in milestone payments from Mylan in 2016, which were applied towards Mylan 50% share of development-related collaboration costs. Finally, in February 2017, we received a $50.0 million upfront payment from CSL under the CSL License and Option Agreement.
We expect to fund our planned operating and expenditure requirements through a combination of current cash, cash equivalents and marketable securities; equity financings; and milestone payments and product revenues under existing collaboration agreements. We may also seek funding from new collaborations and strategic alliances, debt financings and other financial arrangements. Future funding transactions may or may not be similar to our prior funding transactions. There can be no assurance that future funding transactions will be available on favorable terms, or at all. We currently believe that our current capital resources and projected milestone payments and product revenues will be sufficient to meet our operating requirements through at least the third quarter of 2021.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash used in operating activities	$(204,802)	$(155,590)	$(29,085)
Net cash provided by (used in) investing activities	$41,965	$98,081	$(121,079)
Net cash provided by financing activities	$260,969	$247,058	$74,348
Net increase (decrease) in cash, cash equivalents and restricted cash	$98,132	$189,549	$(75,816)
Cash used in operating activities
The cash used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.
Cash used in operating activities was $204.8 million for the year ended December 31, 2019 reflecting a net loss of $290.1 million, which included a non-cash gain on lease modification of $13.7 million and $1.7 million for amortization of purchased premiums on our marketable securities, and was partially offset by non-cash charges of $12.8 million for depreciation and amortization of property, equipment and intangible assets and $22.4 million in share-based compensation. The net change in our operating assets and liabilities provided cash of $66.3 million and resulted primarily from our $8.0 million in receivables due from Sandoz for our profit share interest, a $43.2 million increase in liabilities due to contractual obligations payable to GSK in 2020 through 2022, $35.0 million payable related to the NGH settlement agreement entered into in the fourth quarter of 2019 and $5.5 million in other net changes in our operating assets and liabilities, partially offset by $3.4 million in payments of termination benefits from our workforce reduction, recognition of $3.9 million in revenue on the upfront payment from Mylan, payment of a $3.1 million termination fee in connection with an amendment to our office and laboratory space lease at 320 Bent Street in Cambridge, Massachusetts, and payment of our $15.0 million contractual liability to GSK in respect to the June 2018 agreement amendment.
Cash used in operating activities was $155.6 million for the year ended December 31, 2018 reflecting a net loss of $176.1 million, which was partially offset by non-cash charges of $9.9 million for depreciation of property and equipment, $1.2 million for amortization of intangible assets, $21.2 million in share-based compensation, $33.4 million for research and development revenue associated with the Mylan Collaboration Agreement and $0.4 million for amortization of purchased premiums on our marketable securities. The net change in our operating assets and liabilities provided cash of $15.5 million and is primarily due to the remaining $15.0 million amount due to GSK under our manufacturing services agreement entered into in 2018.
Cash used in operating activities was $29.1 million for the year ended December 31, 2017 reflecting a net loss of $88.1 million, which was partially offset by non-cash charges of $8.0 million for depreciation of property and equipment, $1.2 million for amortization of intangible assets, $16.1 million in share-based compensation and $0.2 million for amortization of purchased premiums on our marketable securities. The net change in our operating assets and liabilities provided cash of $32.2 million and is primarily due to a one-time cash payment of $51.2 million in connection with the termination of the Baxalta Collaboration Agreement, which was included in collaboration receivable at December 31, 2016, and reimbursement of tenant improvements by our landlord of $4.1 million, partially offset by the recovery of $24.7 million from Mylan for its 50% share of development-related collaboration expenses under the cost-sharing provisions of the Mylan Collaboration Agreement.
Cash provided by (used in) investing activities
Cash provided by investing activities of $42.0 million for the year ended December 31, 2019 includes cash inflows of $315.2 million from maturities of marketable securities and proceeds of $3.1 million from the sale of assets, partially offset by cash outflows of $274.6 million for purchases of marketable securities and $1.8 million for purchases of property and equipment.
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
Cash provided by financing activities
Cash provided by financing activities of $261.0 million for the year ended December 31, 2019 includes net proceeds of $244.5 million from shares sold in our public offering of common stock and $16.5 million from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.
Cash provided by financing activities of $247.1 million for the year ended December 31, 2018 includes $217.8 million of net proceeds from shares sold in our public offering of common stock and $29.3 million from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.
Cash provided by financing activities of $74.3 million for the year ended December 31, 2017 includes $64.1 million of net proceeds from our issuance of common stock under the 2015 ATM facility and $10.3 million from stock option exercises and purchases of our common stock through our employee stock purchase plan.
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2019:

Contractual Obligations	Total	2020	2021 through 2022	2023 through 2024	After 2024
	(in thousands)
License maintenance obligations	$1,163	$233	$465	$465	*
Operating lease obligations **	49,185	8,191	16,840	16,929	7,225
Legal settlement ***	35,000	35,000	—	—	—
Purchase obligations****	52,599	23,611	28,988	—	—
Total contractual obligations	$137,947	$67,035	$46,293	$17,394	$7,225
_______________________________________

*	After 2024, the annual obligations, which extend through the life of the patents are approximately $0.2 million per year.
** Reflects an amendment to our office and laboratory space lease at 320 Bent Street in Cambridge, Massachusetts in July 2019.

***	Reflects payments related to the settlement agreement with NGH.

****	Reflects minimum purchase obligations under the manufacturing services agreement with GSK.
As of December 31, 2019, we had several ongoing clinical and nonclinical studies for our various pipeline programs. We enter into contracts in the normal course of business with CROs and clinical sites for the conduct of clinical trials, professional consultants for expert advice and other vendors and CMOs for clinical supply manufacturing or other services. These contracts are not included in the table above as they are generally cancellable, with notice, at our option and do not have significant cancellation penalties.
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

License Agreements and Collaborative Arrangements
Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition method as permissible for all contracts not yet completed as of January 1, 2018. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.
Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to our customer.
License Agreements
We have entered into license arrangements with pharmaceutical companies for the development and commercialization of product candidates. The terms of these agreements may include (i) transfer of intellectual property rights (licenses) and (ii) providing research and development services. Payments made by the customers may include non-refundable upfront license fees, payments for research and development activities, payments based upon the achievement of defined collaboration objectives and a share of profits on net sales of licensed products.
If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize the transaction price allocated to the license as revenue upon transfer of control of the license. We evaluate all other promised goods or services in the license agreement to determine if they are distinct. If they are not distinct, they are combined with other promised goods or services to create a bundle of promised goods or services that is distinct. Optional future services that reflect their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations. If optional future services reflect a significant or incremental discount, they are material rights, and are accounted for as performance obligations.
We utilize judgment to determine the transaction price. We evaluate contingent milestones to estimate the amount which is not probable of a material reversal to include in the transaction price using the most likely amount method. Milestone payments that are not within the control of us, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, we re-evaluate the probability of achieving development milestone payments which may not be subject to a material reversal, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect research and development revenue and earnings in the period of adjustment.
We then determine whether the performance obligations or combined performance obligations are satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
We may earn a contractual percentage of a licensor’s revenues or profits after the successful development and commercialization of a licensed product. A sales or usage-based royalty on a license of intellectual property where the license is the predominant item to which the royalty relates is eligible for an exception to the standard revenue recognition model under Topic 606. Under this exception, an entity is permitted to (i) exclude such amounts from the initial determination of the transaction price (hence no amounts to allocate amongst the performance obligations) and (ii) defer recognition until underlying sales occur. The amount of net sales and contractual profit is determined based on information provided by the licensor and involves the use of estimates and judgments, such as product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and other rebates, distributor, wholesaler and group purchasing organizations fees, product returns, and co-payment assistance costs, which could be adjusted based on actual results in the future. Net sales and contractual profit may also include or exclude other amounts as defined in an agreement. We are highly dependent on the licensor for timely and accurate information regarding any net revenues realized from sales of the licensed products in order to accurately report our results of operations. Sales-based milestones and profit share revenues are recognized as revenue when sales thresholds are met under the sales or usage-based royalty exception under Topic 606.

Collaborative Arrangements
We consider the nature and contractual terms of the arrangement and assess whether the arrangement involves a joint operating activity pursuant to which we are an active participant and are exposed to significant risks and rewards with respect to the arrangement. If we are an active participant and are exposed to significant risks and rewards with respect to the arrangement, we account for the arrangement as a collaboration under Topic 808, Collaborative Arrangements. Topic 808 describes arrangements within its scope and considerations surrounding presentation and disclosure, with recognition matters subjected to other authoritative guidance, in certain cases by analogy.
With respect to consideration other than cost sharing payments received from a collaboration partner, we have applied an accounting policy to analogize to other accounting guidance concerning revenue recognition, specifically Topic 606. Payments received from a collaboration partner to which this policy applies may include upfront payments in respect of a license of intellectual property, development milestones, profit share payments, and sales-based milestones.
We classify the payments received or made under the cost sharing provisions of the arrangement as a component of research and development or general and administrative expense, respectively, to reflect the joint risk sharing nature of the payment received or made.
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
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

New Accounting Standards
Please see Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements for a discussion of new accounting standards. The notes to our consolidated financial statements are contained in Part II, Item 8 of this Annual Report on Form 10-K.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2019, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Momenta Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Momenta Pharmaceuticals, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02 Leases (Topic 842)

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standard Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Research and Development Accruals

Description of the Matter
The Company’s accrual for research and development expenses totaled $13.0 million at December 31, 2019. As discussed in Note 2 to the consolidated financial statements, the Company expenses research and development costs as incurred. The Company’s determination of costs incurred to conduct research, such as the discovery and development of the Company’s product candidates as well as the related accrued expenses at each reporting period incorporates judgment and utilizes various assumptions, including an evaluation of the information provided to the Company by third parties on actual cost incurred but not yet billed, estimated project timelines and patient enrollment. Payments for these activities are based on the terms of the individual arrangements, which often differ from the pattern of costs incurred.

Auditing the Company’s research and development accruals is especially complex due to the judgements and estimations of the research and development expenses. The Company uses judgment and estimation to estimate costs incurred and not yet billed at each reporting period as a result of the volume of clinical trials and the extent of third-party vendors utilized. Additionally, due to the duration of the clinical trials as well as the timing of invoices received from third parties, actual amounts incurred are not typically known as of the audit report date.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s process, evaluated and tested the design and operating effectiveness of internal controls that address the risks related to the completeness and valuation of accrued research and development expenses.

To test the research and development accrual, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating and testing the significant assumptions that are used by management to estimate the accruals. To test the significant assumptions, we inspected the contracts and any amendments to the contracts with third-party service providers, corroborated the progress of clinical trials and other research and development projects with the Company’s research and development personnel that oversee the clinical trials, and obtained information received directly from third parties, which included the third parties’ estimate of costs incurred to date. We also tested subsequent invoicing received from third parties.

/s/ Ernst & Young LLP
We have served as the Company‘s auditor since 2002.

Boston, Massachusetts
February 27, 2020

MOMENTA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$382,515	$248,334
Marketable securities	139,129	174,076
Collaboration receivable	8,013	11,371
Prepaid expenses and other current assets	9,470	6,318
Assets held-for-sale	—	1,324
Total current assets	539,127	441,423
Marketable securities, long-term	23,466	27,001
Property and equipment, net	11,499	20,944
Restricted cash	1,849	37,898
Intangible assets, net	1,730	2,883
Other long-term assets	40,694	1,414
Total assets	$618,365	$531,563
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,140	$9,352
Accrued expenses	58,799	14,060
Accrued restructuring	34	3,235
Collaboration liabilities	4,123	4,721
Deferred revenue	895	3,916
Other current liabilities	28,113	16,227
Total current liabilities	106,104	51,511
Deferred revenue, net of current portion	940	1,774
Other long-term liabilities	56,861	17,270
Total liabilities	163,905	70,555
Commitments and contingencies (Notes 9, 14 and 16)
Stockholders' Equity:
Common stock, $0.0001 par value per share; 200,000 shares authorized, 117,029 shares issued and 116,460 shares outstanding at December 31, 2019 and 100,000 shares authorized, 98,695 shares issued and 98,466 shares outstanding at December 31, 2018	12	10
Additional paid-in capital	1,491,147	1,208,025
Accumulated other comprehensive income (loss)	296	(87)
Accumulated deficit	(1,033,881)	(743,826)
Treasury stock, at cost, 568 shares at December 31, 2019 and 229 shares at December 31, 2018	(3,114)	(3,114)
Total stockholders' equity	454,460	461,008
Total liabilities and stockholders' equity	$618,365	$531,563

The accompanying notes are an integral part of these consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Collaboration revenues:
Product revenue	$19,115	$39,684	$66,803
Research and development revenue	4,753	35,905	72,079
Total collaboration revenue	23,868	75,589	138,882
Operating expenses:
Research and development	144,542	124,004	149,226
General and administrative	149,822	85,105	82,207
Other operating expense	41,205	30,000	—
Restructuring	110	17,807	—
Gain on lease modification	(13,720)	—	—
Total operating expenses	321,959	256,916	231,433
Operating loss	(298,091)	(181,327)	(92,551)
Other income (expense):
Interest income	9,206	6,194	4,427
Interest expense	(2,018)	—	—
Other income (expense), net	848	(928)	28
Total other income, net	8,036	5,266	4,455
Net loss	$(290,055)	$(176,061)	$(88,096)
Net loss per share:
Basic and diluted	$(2.92)	$(2.26)	$(1.20)
Weighted average shares outstanding:
Basic and diluted	99,339	77,845	73,136

Comprehensive loss:
Net loss	$(290,055)	$(176,061)	$(88,096)
Net unrealized holding gain (loss) on available-for-sale debt securities	383	53	(226)
Comprehensive loss	$(289,672)	$(176,008)	$(88,322)
The accompanying notes are an integral part of these consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock					Treasury Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity
Balances at December 31, 2016	71,305	$7	$848,304	$86	$(473,375)	(229)	$(3,114)	$371,908
Impact of adopting ASU 2016-09	—	—	783	—	(783)	—	—	—
Net proceeds from issuance of common stock pursuant to the ATM facilities	4,537	1	64,089	—	—	—	—	64,090
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	903	—	10,351	—	—	—	—	10,351
Issuance of restricted stock	145	—	—	—	—	—	—	—
Cancellation/forfeiture of restricted stock	(306)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	16,127	—	—	—	—	16,127
Unrealized holding loss on available-for-sale debt securities	—	—	—	(226)	—	—	—	(226)
Net loss	—	—	—	—	(88,096)	—	—	(88,096)
Balances at December 31, 2017	76,584	$8	$939,654	$(140)	$(562,254)	(229)	$(3,114)	$374,154
Impact of adopting ASC 606	—	—	—	—	(5,511)	—	—	(5,511)
Net proceeds from issuance of common stock	20,000	2	217,784	—	—	—	—	217,786
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	2,080	—	29,365	—	—	—	—	29,365
Issuance of restricted stock	445	—	—	—	—	—	—	—
Cancellation/forfeiture of restricted stock	(414)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	21,222	—	—	—	—	21,222
Unrealized holding gain on available-for-sale debt securities	—	—	—	53	—	—	—	53
Net loss	—	—	—	—	(176,061)	—	—	(176,061)
Balances at December 31, 2018	98,695	$10	$1,208,025	$(87)	$(743,826)	(229)	$(3,114)	$461,008
Net proceeds from issuance of common stock	16,694	2	244,203	—	—	—	—	244,205
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	1,219	—	16,489	—	—	—	—	16,489
Issuance of restricted stock	457	—	—	—	—	—	—	—
Cancellation/forfeiture of restricted stock	(36)	—	—	—	—	(339)	—	—
Share-based compensation expense	—	—	22,430	—	—	—	—	22,430
Unrealized holding gain on available-for-sale debt securities	—	—	—	383	—	—	—	383
Net loss	—	—	—	—	(290,055)	—	—	(290,055)
Balances at December 31, 2019	117,029	$12	$1,491,147	$296	$(1,033,881)	(568)	$(3,114)	$454,460

The accompanying notes are an integral part of these consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net loss	$(290,055)	$(176,061)	$(88,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	11,610	9,917	8,023
Impairment of equipment	—	3,608	—
Share-based compensation expense	22,430	21,222	16,127
Amortization of discount (premium) on investments	(1,728)	(438)	167
Amortization of intangibles	1,153	1,153	1,153
Loss (gain) on disposal of assets	(750)	510	61
Gain on lease modification	(13,720)	—	—
Changes in operating assets and liabilities:
Collaboration receivable	3,358	3,677	55,194
Prepaid expenses and other current assets	(4,227)	573	(2,098)
Other long-term assets	4,225	(703)	1,229
Accounts payable	4,831	(1,158)	7,446
Accrued expenses	43,413	(6,229)	(6,253)
Accrued restructuring	(3,201)	3,235	—
Collaboration liabilities	(598)	(4,537)	(23,637)
Deferred revenue	(3,855)	(33,438)	(5,015)
Lease incentive	—	5,860	4,051
Other current liabilities	8,429	15,182	(66)
Other long-term liabilities	13,883	2,037	2,629
Net cash used in operating activities	(204,802)	(155,590)	(29,085)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,776)	(9,019)	(17,127)
Proceeds from disposal of equipment	3,148	1,447	267
Purchases of marketable securities	(274,581)	(202,525)	(524,888)
Proceeds from maturities of marketable securities	315,174	308,178	420,669
Net cash provided by (used in) investing activities	41,965	98,081	(121,079)

Cash Flows from Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	244,480	217,786	—
Net proceeds from issuance of common stock under ATM facility	—	—	64,090
Proceeds from issuance of common stock under stock plans	16,489	29,272	10,258
Net cash provided by financing activities	260,969	247,058	74,348
Net increase (decrease) in cash, cash equivalents and restricted cash	98,132	189,549	(75,816)
Cash, cash equivalents, and restricted cash, beginning of period	286,232	96,683	172,499
Cash, cash equivalents, and restricted cash, end of period	$384,364	$286,232	$96,683

Non-Cash Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,051	$43	$1,228
Deferred financing fees in accounts payable and accrued expenses	$275	$—	$—
Receivable due from stock option exercises	$—	$—	$93
Impact of adopting ASU 2016-09	$—	$—	$783
Impact of adopting ASC 606	$—	$5,511	$—
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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or U.S. GAAP, requires management to make estimates, judgments and assumptions that may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition and accrued research and development expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.
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
The Company utilizes judgment to determine the transaction price. The Company evaluates contingent milestones to estimate the amount, which is not probable of a material reversal to include in the transaction price using the most likely amount method. Milestone payments that are not within the control of the Company, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, the Company re-evaluates the probability of achieving development milestone payments, which may not be subject to a material reversal and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect research and development revenue and earnings in the period of adjustment.
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
The Company may earn a contractual percentage of a licensor’s revenues or profits after the successful development and commercialization of a licensed product. A sales or usage-based royalty on a license of intellectual property, where the license is the predominant item to which the royalty relates, is eligible for an exception to the standard revenue recognition model under Topic 606. Under this exception, an entity is permitted to (i) exclude such amounts from the initial determination of the transaction price (hence no amounts to allocate amongst the performance obligations) and (ii) defer recognition until underlying sales occur. The amount of net sales and contractual profit is determined based on information provided by the licensor and involves the use of estimates and judgments, such as product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and other rebates, distributor, wholesaler and group purchasing organizations fees, product returns, and co-payment assistance costs, which could be adjusted based on actual results in the future. Net sales and contractual profit may also include or exclude other amounts as defined in an agreement. The Company is highly dependent on the licensor for timely and accurate information regarding any net revenues realized from sales of the licensed products in order to accurately report its results of operations. Sales-based milestones and profit share revenues are recognized as revenue when sales thresholds are met under the sales or usage-based royalty exception under Topic 606.
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
As more fully discussed in Note 10, "License Agreements and Collaborative Arrangements," only the arrangement with Mylan Ireland Limited, or Mylan, a wholly owned indirect subsidiary of Mylan N.V., was determined to have unsatisfied performance obligations as of the adoption date for which the pattern of revenue recognition would change. All other agreements were unaffected by the adoption of Topic 606 in all periods presented in the consolidated financial statements through application of the modified retrospective transition method. As a result of adopting Topic 606, the Company recorded a $5.5 million cumulative transition adjustment to the opening balance of accumulated deficit on January 1, 2018 to reflect the use of a proportional performance method using costs incurred as an input measure of progress in satisfying performance obligations under the Mylan collaboration. The Company previously applied a straight-line method of recognition through the expected date of the Food and Drug Administration's, or FDA, approval for each product candidate.
The tables below include the amount by which each financial statement line item was affected as a result of applying or analogizing (with respect to the Company’s collaboration agreements) to Topic 606 as compared to the previous accounting policy.
Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended December 31, 2018
	Topic 606	Topic 605	Change
	(in thousands)
Research and development revenue	$35,905	$27,457	$8,448
Loss from operations	$181,327	$189,775	$(8,448)
Net loss	$176,061	$184,509	$(8,448)
Comprehensive loss	$176,008	$184,456	$(8,448)
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2018
	Topic 606	Topic 605	Change
	(in thousands)
Net loss	$176,061	$184,509	$(8,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	$33,438	$24,990	$8,448

Collaboration Receivable
Collaboration receivable includes:

•	Amounts due to the Company for its contractual profit share on Sandoz AG, or Sandoz, and sales of GLATOPA;

•	Amounts due to the Company for reimbursement of research and development services and certain external costs primarily under the collaborations with Sandoz; and

•
Amounts due from Mylan for its 50% share of certain collaboration expenses under the cost-sharing provisions of the agreement with Mylan, as described in Note 10, "License Agreements and Collaborative Arrangements," that are not funded through the continuation payments.

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
The Company invests its excess cash balances in short-term and long-term marketable debt securities. The Company classifies its investments in marketable debt securities as available-for-sale based on facts and circumstances present at the time it purchased the securities. Purchased premiums or discounts on marketable debt securities are amortized to interest income through the stated maturities of the debt securities. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses are determined using the specific identification method and are included in interest income. To determine whether an other-than-temporary impairment exists, the Company considers whether it intends to sell the debt security and, if it does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company reviewed its investments with unrealized losses and concluded that no other-than-temporary impairment existed at December 31, 2019 as it has the ability and intent to hold these investments to maturity and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. The Company did not record any impairment charges related to its marketable securities during the years ended December 31, 2019, 2018 and 2017. Realized gains or losses on marketable securities for each of the years ended December 31, 2019, 2018, and 2017 were immaterial. The Company's marketable securities are classified as cash equivalents if the original maturity, from the date of purchase is 90 days or less, and as marketable securities if the original maturity from the date of purchase is in excess of 90 days. The Company's cash equivalents are primarily composed of money market funds, corporate debt securities, and repurchase agreements carried at fair value, which approximates amortized cost at December 31, 2019 and 2018.
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
The Company's financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by its pricing services as of December 31, 2019 and December 31, 2018.
Concentration of Credit Risk
The Company's primary exposure to credit risk is derived from its cash, cash equivalents, marketable securities and collaboration receivable.

Property and Equipment
Property and equipment are stated at cost. Costs of major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets are charged to expense. Upon disposal, the related cost and accumulated depreciation or amortization is removed from the accounts on the consolidated balance sheets and any resulting gain or loss is included in the consolidated statements of operations and comprehensive loss. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leased assets meeting certain capital lease criteria are capitalized and the present value of the related lease payments is recorded as a liability. Assets under capital lease arrangements are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the estimated useful lives of the assets or related lease terms, whichever is shorter.
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
Leases
Under ASC 842, which was adopted January 1, 2019, the Company determines if an arrangement is or contains a lease at inception. For leases with a term of 12 months or less, the Company does not recognize a right-of-use asset or lease liability. The Company's operating leases are recognized on its consolidated balance sheet as other long-term assets, other current liabilities, and other long-term liabilities. The Company does not have any finance leases.

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

Under prior guidance ASC 840, rent expense and lease incentives from operating leases were recognized on a straight-line basis over the lease term. The difference between rent expenses recognized and rental payments was recorded as deferred rent in the accompanying consolidated balance sheets.

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
Accounting for Share-Based Compensation
The Company grants awards under its share-based compensation programs, which have included stock options, time-based restricted stock awards, performance-based restricted stock awards, time-based restricted stock units and shares issued under its employee stock purchase plan, or ESPP. The Company charges the estimated fair value of such awards to operating expense in its consolidated statements of operations and comprehensive loss over the requisite service period, which is generally the vesting period.
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
In 2017, the Company adopted Accounting Standards Update, or ASU, No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and made an entity-wide accounting policy election to account for award forfeitures as they occur. As a result, the Company recorded a cumulative opening adjustment to accumulated deficit and additional paid-in capital of $0.8 million.
Net Loss Per Common Share
The Company calculates basic net income (loss) per share and diluted net loss per share by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to net income, diluted net income per share is computed assuming the exercise of common stock options and the vesting of restricted stock units and restricted stock awards (using the treasury stock method), as well as their related income tax effects.
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
The Company recognizes uncertain income tax positions that are more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had accrued no amounts for interest and penalties in the Company's consolidated balance sheets at December 31, 2019 and 2018.

The Company files income tax returns in the United States federal jurisdiction and multiple state jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination for years before 2016, except to the extent that in the future it utilizes net operating losses or tax credit carry forwards that originated before 2016. As of December 31, 2019, the Company was not under examination by the Internal Revenue Service or other jurisdictions for any tax years.
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
Accounting Pronouncements Adopted
In February 2016, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about their leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, which provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new lease requirements at the adoption date, not the earliest period presented, and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company elected to apply this transition method at the adoption date of January 1, 2019. The Company also elected to apply the package of practical expedients, under which an entity need not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases. The standard had a material impact on the Company's consolidated balance sheet, but did not have an impact on the Company's consolidated statement of operations and comprehensive loss in the period of adoption. The most significant impact was the recognition of right-of-use assets of $76.7 million and lease liabilities of $93.6 million for operating leases on January 1, 2019. Refer to Note 9, "Leases," for additional disclosures.
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
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”) and ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”) to provide additional guidance on the adoption of ASU 2016-13. ASU 2019-04 added Topic 326, Financial Instruments-Credit Losses, and made several amendments to the codification and also modified the accounting for available-for-sale debt securities. ASU 2019-05 provides targeted transition relief by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. ASU 2016-13, ASU 2019-04 and ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company does not believe the guidance will have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Requirements for Fair Value Measurement. The new standard added, modified or removed disclosure requirements under Topic 820 for clarity and consistency. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not believe the guidance will have a material impact on its consolidated financial statements.
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
3. Fair Value Measurements
The tables below present information about the Company's assets that are regularly measured and carried at fair value on a recurring basis at December 31, 2019 and 2018, and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2, "Summary of Significant Accounting Policies".
Financial assets measured at fair value on a recurring basis at December 31, 2019 and 2018 are summarized as follows:

Description	December 31, 2019	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash equivalents:
Money market funds	169,760	169,760	—	—
Overnight repurchase agreements	7,500	—	7,500	—
Corporate debt securities	4,006	—	4,006	—
Marketable securities:
U.S. government agency securities	19,794	—	19,794	—
Corporate debt securities	108,074	—	108,074	—
Certificates of deposit	1,800	—	1,800	—
Commercial paper obligations	18,228	—	18,228	—
Asset-backed securities	14,699	—	14,699	—
Total	$343,861	$169,760	$174,101	$—

Description	December 31, 2018	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash equivalents:
Money market funds	119,955	119,955	—	—
Marketable securities:
U.S. government-sponsored enterprise securities	12,424	—	12,424	—
Corporate debt securities	129,308	—	129,308	—
Certificates of deposit	3,003	—	3,003	—
Commercial paper obligations	30,935	—	30,935	—
Asset-backed securities	25,407	—	25,407	—
Total	$321,032	$119,955	$201,077	$—

Overnight repurchase agreements are classified as Level 2 due to the collateral including both U.S. government-sponsored enterprise securities and treasury instruments.
There have been no impairments of the Company’s assets measured and carried at fair value during the years ended December 31, 2019 and 2018. In addition, there were no changes in valuation techniques or transfers between Level 1 and Level 2 financial assets during the years ended December 31, 2019 and 2018. The fair value of Level 2 instruments classified as marketable securities was determined through third party pricing services. The carrying amounts reflected in the Company’s consolidated balance sheets for cash equivalents, collaboration receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. Other than assets held-for-sale discussed in Note 5, "Property and Equipment and Assets Held-for-Sale," the Company did not have any non-recurring fair value measurements on any assets or liabilities at December 31, 2019 and 2018.
4. Cash, Cash Equivalents and Marketable Securities
The following tables summarize the Company's cash, cash equivalents and marketable securities as of December 31, 2019 and 2018:

As of December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash, money market funds, corporate debt securities and overnight repurchase agreements	$382,515	$—	$—	$382,515
U.S. government agency securities due in one year or less	19,781	14	(1)	19,794
Corporate debt securities due in one year or less	98,440	212	(6)	98,646
Corporate debt securities due after one year through two years	9,393	35	—	9,428
Certificates of deposit due in one year or less	1,800	—	—	1,800
Commercial paper obligations due in one year or less	18,212	16	—	18,228
Asset-backed securities due in one year or less	660	1	—	661
Asset-backed securities due after one year through three years	14,013	25	—	14,038
Total	$544,814	$303	$(7)	$545,110
Reported as:
Cash and cash equivalents	$382,515	$—	$—	$382,515
Marketable securities	162,299	303	(7)	162,595
Total	$544,814	$303	$(7)	$545,110

As of December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash, money market funds and overnight repurchase agreements	$248,334	$—	$—	$248,334
U.S. government-sponsored enterprise securities due in one year or less	12,428	—	(4)	12,424
Corporate debt securities due in one year or less	128,107	16	(110)	128,013
Corporate debt securities due in more than one year	1,300	—	(5)	1,295
Certificates of deposit due in one year or less	2,702	1	—	2,703
Certificates of deposit due in more than one year	300	—	—	300
Commercial paper obligations due in one year or less	30,911	25	(1)	30,935
Asset-backed securities due in more than one year	25,416	2	(11)	25,407
Total	$449,498	$44	$(131)	$449,411
Reported as:
Cash and cash equivalents	$248,334	$—	$—	$248,334
Marketable securities	201,164	44	(131)	201,077
Total	$449,498	$44	$(131)	$449,411

Cash, Cash Equivalents, and Restricted Cash
The following tables summarize the Company’s cash, cash equivalents and restricted cash as of December 31, 2019 and December 31, 2018:

	As of December 31, 2019	As of December 31, 2018
	(in thousands)
Cash and cash equivalents	$382,515	$248,334
Restricted cash	1,849	37,898
Total	$384,364	$286,232

5. Property and Equipment and Assets Held-for-Sale
As of December 31, 2019 and 2018, property and equipment, net and assets held-for-sale consists of the following:

	2019	2018	Depreciable Lives
	(in thousands)
Computer equipment	$3,219	$3,189	3 years
Software	11,175	11,076	3 years
Office furniture and equipment	873	873	5 to 6 years
Laboratory equipment	15,459	18,348	7 years
Leasehold improvements	14,553	23,932	Shorter of asset life or lease term
Less: accumulated depreciation	(33,780)	(36,474)
	$11,499	$20,944

Assets held-for-sale	$—	$1,324

During the year ended December 31, 2018, the estimated useful life of certain leasehold improvements was re-evaluated and adjusted to reflect the remaining period the Company would expect to have use of those leasehold improvements. As a result of this change in estimate, depreciation expense increased approximately $6.7 million and $2.4 million, or $0.07 per share and $0.03 per share, in 2019 and 2018, respectively, as compared to the amount of depreciation expense otherwise calculated based on prior estimates of useful life.

The Company initially recorded certain laboratory equipment asset impairments in the third quarter of 2018 in accordance with ASC 360 Property, Plant and Equipment for assets held-and-used, as the criteria to classify the laboratory equipment as held-for-sale had not been met. The Company identified an indicator of impairment related to this held-and-used laboratory equipment as it was more likely than not that some of its laboratory equipment would be sold or otherwise disposed of significantly before the end of its previously estimated useful life primarily as a result of the restructuring described in Note 15, "Restructuring." For the laboratory equipment where its fair value did not exceed its carrying amount, an impairment was recognized. Fair value was estimated utilizing sales of similar equipment, a Level 2 fair value measurement. In the three months ended December 31, 2018, the Company committed to a plan to actively sell certain of its laboratory equipment. Having met all other criteria, the laboratory equipment met the criteria to classify that equipment as held-for-sale. At December 31, 2018, $1.3 million of laboratory equipment was classified as held-for-sale as reflected in the consolidated balance sheets. The sale was completed by the end of 2019. Laboratory equipment held-for-sale is reflected at the lower of its carrying amount or fair value less the cost to sell, with any excess recorded as an impairment. In aggregate, impairment losses recognized in connection with laboratory equipment was $3.6 million and included in restructuring costs in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2018.
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
Intangible assets consist solely of the core and developed technology assets acquired from Parivid. The intangible assets are being amortized using the straight-line method over the estimated useful life of GLATOPA 20 mg/mL of approximately six years through June 2021. As of December 31, 2019 and 2018, intangible assets, net of accumulated amortization, are as follows:

	December 31
	2019		2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Total intangible assets for core and developed technology	$13,617	$(11,887)	$13,617	$(10,734)

The Company expects to incur amortization expense of approximately $1.2 million in 2020 and $0.6 million in 2021.
7. Restricted Cash
The following table summarizes the amounts designated as collateral for letters of credit related to the lease of office and laboratory space in Cambridge, Massachusetts at December 31, 2019.

Property Location	Letter of Credit Amount	Balance Sheet Classification
	(in thousands)
320 Bent Street	$748	Non-Current Asset
301 Binney Street, Fifth Floor	1,101	Non-Current Asset
Total	$1,849

On July 15, 2019, the Company canceled the security bond in the litigation against Amphastar and released $36.1 million of previously restricted cash that served as collateral for a letter of credit. Refer to Note 16, "Commitments and Contingencies" herein.
8. Accrued Expenses and Other Liabilities
Accrued Expenses
As of December 31, 2019 and 2018, accrued expenses consisted of the following:

	December 31
	2019	2018
	(in thousands)
Accrued compensation	$6,177	$8,106
Accrued research and development costs	13,051	2,944
Accrued legal settlement	35,000	—
Accrued professional fees	4,559	2,372
Other	12	638
Total accrued expenses	$58,799	$14,060

Other Liabilities
As of December 31, 2019 and 2018, other current and long-term liabilities consisted of the following:
Other Current Liabilities

	December 31
	2019	2018
	(in thousands)
Lease liability	$5,448	$—
Contract liability	21,456	15,000
Lease incentive	—	1,052
Other	1,209	128
Deferred rent	—	47
Total other current liabilities	$28,113	$16,227

Other Long-Term Liabilities

	December 31
	2019	2018
	(in thousands)
Lease liability	$34,306	$—
Contract liability	21,767	—
Deferred rent	—	8,477
Lease incentive	—	7,877
Other	788	916
Total other long-term liabilities	$56,861	$17,270

As of December 31, 2019, the Company included $21.5 million in other current liabilities and $21.8 million in other long-term liabilities in connection with its contractual obligations to Human Genome Sciences, Inc., or GSK, under a manufacturing services agreement. Refer to Note 16, "Commitments and Contingencies" herein.

9. Leases
The Company leases office space and equipment under various operating lease agreements.
In February 2013, the Company entered into a lease agreement to lease approximately 105,000 square feet of office and laboratory space at 320 Bent Street in Cambridge, Massachusetts. On July 31, 2019, the Company entered into an amendment to this lease, which provided for the partial termination of the Company's obligations with respect to 89,000 square feet of the space leased. The Company continues to lease approximately 15,000 square feet. The Company incurred $3.9 million in termination fees and other initial direct costs and reduced its remaining lease payments through February 28, 2027 by approximately $62.7 million. As a result of the modification, the Company adjusted its operating lease liability and recorded the proportionate reduction in its right-of-use asset using an incremental borrowing rate of 6.91%, resulting in a gain of approximately $13.7 million, recorded as operating expenses on its consolidated statements of operations and comprehensive loss. The Company elected to determine the proportionate reduction in the right-of-use asset based on the reduction to the lease liability and will apply that methodology consistently to all comparable modifications that decrease the scope of the lease.
In September 2016, the Company leased approximately 80,000 square feet of office and laboratory space on the fifth floor of 301 Binney Street in Cambridge, Massachusetts. Annual rental payments are approximately $6.1 million and are subject to annual rent escalations. The lease expires on June 29, 2025.
In July 2017, the Company entered into a lease agreement to lease approximately 52,000 square feet of office and laboratory space on the fourth floor of 301 Binney Street in Cambridge, Massachusetts. On August 2, 2018, the Company amended its lease agreement to terminate the lease with respect to the premises, effective August 6, 2018. The Company incurred a $1.1 million termination fee.
The Company leased approximately 78,500 square feet of office and laboratory space at 675 West Kendall Street in Cambridge, Massachusetts. The lease expired on April 30, 2018.
The Company was provided allowances from the landlord totaling approximately $9.9 million as reimbursement of certain laboratory and office improvements that could be spent among the premises.

Rent expense for office space under operating leases amounted to $26.8 million and $19.3 million for the years ended December 31, 2018 and 2017, respectively.
On January 1, 2019, the Company adopted ASU 2016-02, Leases. Refer to Note 2, "Summary of Significant Accounting Policies" herein for additional disclosures. Lease cost and other information related to the Company's operating leases were as follows:

Year Ended
December 31, 2019
(in thousands)
Lease Cost
Operating lease cost	$12,161

Other Information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$12,185

December 31, 2019
Weighted-average remaining lease term (years)	5.8
Weighted-average discount rate	7.4%

Future minimum lease payments and lease liabilities as of December 31, 2019 are as follows:

Operating leases
(in thousands)
2020	$8,191
2021	8,351
2022	8,489
2023	8,380
2024	8,549
2025 and beyond	7,225
Total future minimum lease payments	$49,185
Less: imputed interest	(9,431)
Total lease liability	$39,754

Reported as:
Other current liabilities	$5,448
Other long-term liabilities	34,306
Total lease liability	$39,754

10. License Agreements and Collaborative Arrangements
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

The term of the 2003 Sandoz Agreement extends throughout the development and commercialization of the products until the last sale of the products, unless earlier terminated by either party. Either party may terminate the 2003 Sandoz Agreement if the other party breaches the 2003 Sandoz Agreement or files for bankruptcy. Additionally, Sandoz may terminate the 2003 Sandoz Agreement for commercial viability reasons. Sandoz has agreed to indemnify the Company for various claims, and a certain portion of such costs may be offset against certain future payments received by the Company.
Sandoz began selling Enoxaparin Sodium Injection in July 2010. In June 2015, the Company and Sandoz amended the 2003 Sandoz Agreement to provide that Sandoz would pay the Company 50% of contractually defined profits on sales. Due to increased generic competition and resulting decreased market pricing for the licensed product, Sandoz did not record any profit on sales of the licensed product for the years ended December 31, 2019 and 2018, and therefore the Company did not record product revenue for the licensed product in those periods. The Company is no longer eligible to receive milestones under the 2003 Sandoz Agreement.
The Company concluded that the 2003 Sandoz Agreement is within the scope of Topic 606. As of January 1, 2018, the Company had completed its performance obligations under the contract. The Company continues to be eligible to receive contractual profit share on Sandoz’ sales of the licensed product, which is recorded as product revenue. The Company recognizes revenue for profit share in the period the related sales occur. The Company recognizes research and development revenue related to on-going commercial services under the contract as those services are delivered, as they represent customer options for future services that reflect their standalone selling price. The adoption of Topic 606 had no impact on the accounting for the 2003 Sandoz Agreement.
In July 2018, Sandoz notified its customers and the FDA that it would discontinue supplying the licensed product. The Company expects future revenues from Sandoz' sales of the licensed product, if any, to be minimal.
2006 Sandoz Agreement
In 2006 and 2007, the Company entered into a series of agreements with Sandoz, or the 2006 Sandoz Agreement, where the Company and Sandoz agreed to exclusively collaborate on the development and commercialization of GLATOPA, a generic version of COPAXONE, among other potential products. Costs, including development costs and the costs of clinical studies, will be borne by the parties in varying proportions depending on the type of expense. For GLATOPA, the Company is generally responsible for all of the development costs in the United States. For GLATOPA outside of the United States, the Company shares development costs in proportion to its profit sharing interest. The Company is reimbursed for personnel costs and external costs incurred in the development of products to the extent development costs are borne by Sandoz, as described above. All commercialization costs are borne by Sandoz. Sandoz is responsible for funding legal expenses, except for personnel costs with respect to certain legal activities for GLATOPA; however 50% of legal expenses, including any patent infringement damages, can be offset against the profit-sharing amounts. Development costs, commercialization costs and legal costs have defined meanings under the 2006 Sandoz Agreement.
The term of the 2006 Sandoz Agreement extends throughout the development and commercialization of the products until the last sale of the products, unless earlier terminated by either party. The 2006 Sandoz Agreement may be terminated if either party breaches the 2006 Sandoz Agreement or files for bankruptcy, or, on a region-by-region basis, in the event clinical studies are needed in order to obtain marketing approval. Sandoz has agreed to indemnify the Company for various claims, and a certain portion of such costs may be offset against certain future payments received by the Company.
Sandoz commenced sales of GLATOPA 20 mg/mL in the United States in June 2015 and of GLATOPA 40 mg/mL in the United States in February 2018. Under the 2006 Sandoz Agreement, the Company earns 50% of contractually defined profits on Sandoz' worldwide net sales of GLATOPA. Profits on net sales of GLATOPA are calculated by deducting from net sales the costs of goods sold and an allowance for selling, general and administrative costs, which is a contractual percentage of GLATOPA net sales, and post-launch commercial milestones achieved.
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
The Company concluded that the 2006 Sandoz Agreement is within the scope of Topic 606. As of January 1, 2018, the Company had completed its performance obligations under the contract. The Company continues to be eligible to receive contractual profit share on Sandoz’ sales of GLATOPA, which is recorded as product revenue. The Company recognizes revenue for profit share in the period the related sales occur. The Company recognizes research and development revenue related to on-going commercial services under the agreement as those services are delivered, as they represent customer options for future services that reflect their standalone selling price. The adoption of Topic 606 had no impact on the accounting for the 2006 Sandoz Agreement.
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
The Company considered both input and output methods to determine a method that depicts its performance in transferring control of the goods and services promised. The Company concluded that costs incurred to date, as a proportion of the total estimated costs to bring each product candidate through FDA approval, depict the performance of the research and development services as a measure of proportionate performance. The pattern of recognition differs from the Company’s previous accounting policy. Refer to Note 2, "Summary of Significant Accounting Policies" for disclosure of the quantification and impact of this change as a result of adopting Topic 606.
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
As of December 31, 2019, $1.8 million of the transaction price remains allocated to unsatisfied performance obligations and is included in deferred revenue in the consolidated balance sheets. The license and related research and development services performance obligations are expected to be delivered over a period through estimated FDA approval for M710 and through the termination date of the remaining product candidates.
Development milestones, sales-based milestones, and profit share related to the license of intellectual property will be recognized by analogy to the Company’s revenue accounting policies.

Collaboration Costs and Reimbursements
Collaboration costs incurred by the parties are subject to quarterly reconciliation such that the final amount of expense included in the Company's consolidated statements of operations and comprehensive loss is equal to its 50% share of the total collaboration costs. The Company classifies the payments received or made under the cost sharing provisions of the arrangement as a component of research and development or general and administrative expense, accordingly, to reflect the joint risk sharing nature of the arrangement, Mylan funds its 50% share of development-related collaboration costs through contingent milestone payments, while other shared collaboration costs are reconciled by the parties with the owing party reimbursing the other party by making quarterly payments. The Company records a contract asset to reflect a receivable due from Mylan for Mylan's 50% share of other shared collaboration costs and a contract liability to reflect the balance of any advance payment from Mylan to be applied towards Mylan's 50% share of future development-related collaboration costs.
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
Pursuant to the CSL License Agreement, CSL paid the Company a non-refundable upfront payment of $50.0 million. On August 28, 2017, the Company exercised a 50% co-funding option. This exercise allows the Company to participate in a cost-and-profit sharing arrangement, under which the Company funds 50% of global research and development costs and 50% of U.S. commercialization costs for all products developed, in exchange for a 50% share of U.S. profits and sales-based royalty payments in percentages ranging from a mid-single digit to low-double digits payable for territories outside of the United States. The Company is also entitled to up to $297.5 million in contingent clinical, regulatory and sales milestone payments, and additional negotiated milestone payments for a named research stage product should that enter development. The contract allows the Company to opt-out of the program in the future at the Company's discretion. If the Company were to do so, the Company's U.S. profit share would be reduced to sales-based royalties ranging from mid-single to low double digits and the milestone payments for which the Company is eligible would be increased by up to $252.5 million, depending on the timing of the opt-out decision.
Under the CSL License Agreement, the Company granted CSL an exclusive license under its intellectual property to research, develop, manufacture and commercialize product candidates for all therapeutic indications. CSL granted the Company a non-exclusive, royalty-free license under CSL’s intellectual property for the Company's research and development activities pursuant to the agreement and the Company's commercialization activities under any co-promotion agreement with CSL. The Company and CSL formed a joint steering committee consisting of an equal number of members from the Company and CSL, to facilitate the research, development, and commercialization of product candidates.
The term of the CSL License Agreement commenced on February 17, 2017 and, unless earlier terminated, continues until the later of (i) the expiration of all payment obligations with respect to products under the agreement, (ii) the Company is no longer co-funding development or commercialization of any products and (iii) the Company and CSL are not otherwise collaborating on the development and commercialization of products or product candidates. CSL may terminate the CSL License Agreement on a product-by-product basis subject to notice periods and certain circumstances related to clinical development. The Company may terminate the CSL License Agreement under certain circumstances related to the development of M230 and if no activities are being conducted under the agreement. Either party may terminate the CSL License Agreement (i) on a product-by-product basis if certain patent challenges are made, (ii) on a product-by-product basis for material breaches, or (iii) due to the other party’s bankruptcy.
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
After the Company exercised its co-funding option for a 50% share of U.S. profits, the Company has accounted for the CSL License Agreement as a collaboration arrangement pursuant to Topic 808. The Company’s accounting policy for collaborations analogizes to Topic 606, primarily in determining the appropriate recognition for the upfront license fee and other consideration.
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

	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Contract assets
Collaboration receivables:
January 1, 2019	$—	$11,281	$90	$—	$11,371
Revenue / cost recovery	—	20,012	90	—	20,102
Cash receipts	—	(23,280)	(391)	—	(23,671)
Reclassification to collaboration liabilities	—	—	211	—	211
December 31, 2019	$—	$8,013	$—	$—	$8,013

Contract liabilities
Deferred revenue:
January 1, 2019	$—	$—	$5,690	$—	$5,690
Revenue recognition	—	—	(3,855)	—	(3,855)
December 31, 2019	—	—	1,835	—	1,835
Less: current portion	—	—	(895)	—	(895)
Deferred revenue, net of current portion - December 31, 2019	$—	$—	$940	$—	$940

Collaboration liabilities:
January 1, 2019	$—	$—	$1,412	$3,309	$4,721
Payments	—	—	—	(7,891)	(7,891)
Net collaboration costs incurred in the period	—	—	1,730	5,563	7,293
December 31, 2019	$—	$—	$3,142	$981	$4,123

	Year Ended December 31, 2019
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$—	$19,115	$—	$—	$19,115
Research and development revenue	17	880	3,856	—	4,753
Total collaboration revenue	$17	$19,995	$3,856	$—	$23,868
Operating expenses:
Research and development expense	$11	$267	$13,433	$123	$13,834
General and administrative expense	20,260	44	844	19	21,167
Net amount (recovered from) / payable to collaborators	—	—	1,428	5,563	6,991
Total operating expenses	$20,271	$311	$15,705	$5,705	$41,992

	For the Year Ended December 31, 2018
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$—	$39,684	$—	$—	$39,684
Research and development revenue	7	2,461	33,437	—	35,905
Total collaboration revenue	$7	$42,145	$33,437	$—	$75,589
Operating expenses:
Research and development expense	$—	$826	$25,932	$875	$27,633
General and administrative expense	13,709	152	1,978	31	15,870
Net amount (recovered from) / payable to collaborators	—	—	(7,383)	9,665	2,282
Total operating expenses	$13,709	$978	$20,527	$10,571	$45,785

	For the Year Ended December 31, 2017
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	Baxalta Agreement	Total
Product revenue	$313	$66,490	$—	$—	$66,803
Research and development revenue	2,856	12,142	5,015	52,066	72,079
Total collaboration revenue	$3,169	$78,632	$5,015	$52,066	$138,882
Operating expenses:
Research and development expense	$1,958	$1,766	$62,049	$8,179	$73,952
General and administrative expense	15,426	494	3,617	124	19,661
Net amount (recovered from) / payable to collaborators	—	—	(25,835)	(3,320)	(29,155)
Total operating expenses	$17,384	$2,260	$39,831	$4,983	$64,458

11. Preferred, Common and Treasury Stock
Preferred Stock
The Company is authorized to issue 5 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company's stockholders. As of December 31, 2019 and 2018, the Company had no shares of preferred stock issued or outstanding.

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
Treasury Stock
Treasury stock represents common stock currently owned by the Company as a result of shares withheld from the vesting of performance-based restricted common stock to satisfy minimum tax withholding requirements, and the cancellation of performance-based restricted common stock due to the performance criteria not being satisfied.
12. Share-Based Payments
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
In 2018 and 2019, the Company amended and restated the 2013 Plan to increase the number of shares of common stock available for issuances under the plan by 1.0 million shares and 4.0 million shares, respectively.
Incentive stock options are granted only to employees of the Company. Incentive stock options granted to employees who own more than 10% of the total combined voting power of all classes of stock are granted with exercise prices no less than 110% of the fair market value of the Company's common stock on the date of grant. Incentive stock options generally vest ratably over four years. Non-statutory stock options, restricted stock and restricted stock units may be granted to employees, consultants, and members of the Company's board of directors. Non-statutory stock options granted have varying vesting schedules. Time-based restricted stock awards and restricted stock units have been granted to employees and generally vest ratably over four years. Time-based restricted stock and restricted stock units have been granted to board members and generally vest on the one year anniversary of the grant date. Performance-based restricted stock or restricted stock units are granted to employees and vest in connection with the attainment of certain company milestones as described in more detail below. Incentive and nonstatutory stock options generally expire ten years after the date of grant. As of December 31, 2019, there were 8,105,915 shares available for issuance under the 2013 Plan.
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
For employees and non-employee members of the board of directors of the Company who are retirement eligible, the retirement provisions are considered in the Company’s determination of the requisite service period and compensation cost is recognized through the date to which the employee or non-employee board of director is required to provide substantive service.

Share-Based Compensation
The Company records compensation cost for all share-based payment arrangements, including employee, director and consultant stock options, restricted stock, restricted stock units, performance awards and the employee stock purchase plan.
The table below presents share-based compensation expense included in each of the financial statement line items:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Research and development	$7,283	$6,383	$5,699
General and administrative	15,147	11,031	10,428
Restructuring	—	3,808	—
Total share-based compensation expense	$22,430	$21,222	$16,127

The following table summarizes share-based compensation expense associated with each of the Company's share-based compensation programs:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Stock options	$7,853	$7,081	$10,036
Restricted stock awards and restricted stock units	14,375	10,032	5,608
Employee stock purchase plan	202	301	483
Restructuring	—	3,808	—
Total share-based compensation expense	$22,430	$21,222	$16,127

Stock Options
The weighted average assumptions used to estimate the grant date fair value of the stock options using the Black-Scholes option pricing model were as follows:

	Year ended December 31,
	2019	2018	2017
Expected volatility	52%	48%	53%
Expected dividends	—	—	—
Expected life (years)	5.9	6.1	5.9
Risk-free interest rate	2.3%	2.8%	2.1%

The following table presents stock option activity for the year ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2018	4,958	$15.22
Granted	2,137	$12.95
Exercised	(1,180)	$13.65
Forfeited	(233)	$15.97
Expired	(191)	$16.52
Outstanding at December 31, 2019	5,491	$14.60	6.58	$28,928
Exercisable at December 31, 2019	2,917	$15.30	4.82	$13,426

The weighted average grant date fair value of option awards granted during 2019, 2018 and 2017 was $6.56, $9.66, and $9.05 per option, respectively. The total intrinsic value of options exercised during 2019, 2018 and 2017 was $4.0 million, $13.9 million, and $4.6 million, respectively. The intrinsic value was calculated as the difference between the fair value of the Company's common stock and the exercise price of the option. At December 31, 2019, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to $14.4 million, which will be recognized over the weighted average remaining requisite service period of 2.61 years. The total grant date fair value of options vested during 2019, 2018 and 2017 was $6.5 million, $10.5 million, and $9.3 million, respectively.
Cash received from option exercises for 2019, 2018 and 2017 was $16.1 million, $28.2 million, and $9.2 million, respectively.
Restricted Stock and Restricted Stock Units
The Company has also made awards of time-based restricted stock and restricted stock units and performance-based restricted stock to its employees and time-based restricted stock and restricted stock units to board members.
As of December 31, 2019, the total remaining unrecognized compensation cost related to nonvested restricted stock and restricted stock unit awards amounted to $7.0 million, which is expected to be recognized over the weighted average remaining requisite service period of approximately 2.9 years.
Time-based Restricted Stock and Restricted Stock Units
During the year ended December 31, 2019, the Company awarded 126,006 shares of time-based restricted stock units to its employees and board members. The time-based restricted stock units awarded to employees vest as to 25% on the one year anniversary of the grant date and as to 6.25% quarterly over three years that follow the one year anniversary of the grant date while the restricted stock units awarded to board members vest as to 100% on the one year anniversary of the grant date.
2016 and 2017 Performance-Based Restricted Stock
Since April 2016 through the end of 2017, the Company awarded 1,785,600 shares of performance-based restricted stock to its employees. The vesting of these shares was subject to the Company achieving up to two of three possible performance milestones on or before April 13, 2019. During the three months ended March 31, 2018, one of the performance milestones was met. As a result, approximately 25% of the awards vested in the first quarter of each of 2018 and 2019. The remaining performance milestones were not achieved. For the years ended December 31, 2019 and 2018, the Company recognized less than $0.1 million and approximately $1.1 million, respectively, of stock compensation costs related to these awards.
2018 and 2019 Performance-Based Restricted Stock Units
Since October 2018 through the end of 2019, the Company awarded 2,028,286 shares of performance-based restricted stock units to its employees. The vesting of these units is subject to the Company achieving up to three possible performance milestones related to the Company's active novel programs. One sixth of the units will vest upon achievement of each milestone and one sixth shall vest on the one-year anniversary of that date. At December 31, 2019, the Company concluded that it was probable that one of the possible performance milestones would be achieved. As the Company initially concluded that the performance criteria were not probable of being satisfied, a cumulative catch-up adjustment was recorded in the quarter ended December 31, 2019 using the accelerated attribution method, reflecting the portion of the service period elapsed to date with respect to the performance milestone concluded to be probable of occurring. The remaining compensation cost for the performance milestone deemed probable will be recorded over the remaining estimated service period. For the year ended December 31, 2019, the Company recognized approximately $5.3 million of stock compensation costs related to these awards. For the year ended December 31, 2018, the Company did not recognize any stock compensation costs related to these awards.

The following table summarizes the Company's restricted stock and restricted stock units activity:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 1, 2019	3,499	$14.10
Granted	342	$12.97
Vested	(687)	$14.86
Forfeited	(640)	$12.60
Nonvested at December 31, 2019	2,514	$14.12

The following table summarizes nonvested shares of restricted stock and restricted stock units:

Vesting Schedule	Nonvested Shares
(in thousands)
Time-based	705
Performance-based	1,809
Nonvested at December 31, 2019	2,514

The total fair value of shares of restricted stock and restricted stock units vested during 2019, 2018 and 2017 was $14.3 million, $13.6 million, and $3.7 million, respectively.
Employee Stock Purchase Plan
In 2004, the Company's Board of Directors adopted the 2004 Employee Stock Purchase Plan, or ESPP. The ESPP related expense was not material to the Company's consolidated financial statements for 2019, 2018 and 2017.
13. Net Loss Per Common Share
Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same in those periods.
The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Weighted-average anti-dilutive shares related to:
Outstanding stock options	5,491	4,958	7,177
Restricted stock awards and units	705	1,144	692

14. Income Taxes
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
Components of the net deferred tax assets are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Federal and state net operating losses	$213,269	$154,164
Research credits	39,755	39,222
Deferred compensation	7,198	7,605
Deferred revenue	501	1,555
Accrued expenses	22,854	6,960
Intangibles	1,580	1,800
Depreciation	230	—
Operating lease liability	10,861	—
Unrealized (gain) loss on marketable securities	—	24
Total deferred tax assets	296,248	211,330
Deferred tax liabilities:
Depreciation	$—	$(1,470)
Operating lease right-of-use asset	(10,930)	—
Unrealized (gain) loss on marketable securities	(81)	—
Total deferred tax liabilities	(11,011)	(1,470)
Valuation allowance	$(285,237)	$(209,860)
Net deferred tax assets (liabilities)	$—	$—

A reconciliation of the federal statutory income tax benefit to the Company's actual provision is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Benefit at federal statutory tax rate	$(60,912)	$(36,967)	$(29,941)
State taxes, net of federal benefit	(16,803)	(11,720)	(4,713)
Share-based compensation	3,235	(613)	1,370
Tax credits	(1,310)	(2,321)	(2,733)
Other	415	3	492
Change in valuation allowance	75,375	51,618	(17,817)
Federal statutory rate change	—	—	53,342
Income tax provision	$—	$—	$—

At December 31, 2019, the Company had federal and state net operating loss carryforwards of $785.0 million and $766.0 million, respectively, available to reduce future taxable income that will expire at various dates through 2039. At December 31, 2019, the Company had federal and state research and development and other credit carryforwards, including the orphan drug credit, of $31.6 million and $8.1 million, respectively, available to reduce future tax liabilities. Federal and state research and development and other credit carryforwards expire at various dates through 2039, while the orphan drug credit does not expire. Ownership changes, as defined in the Internal Revenue Code, may limit the amount of net operating loss that can be utilized to offset future taxable income or tax liability.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Balance, beginning of year	$8,579	$7,940	$6,678
Additions for tax positions related to the current year	335	639	1,262
Balance, end of year	$8,914	$8,579	$7,940

As of December 31, 2019 and 2018, the Company had $8.9 million and $8.6 million of gross unrecognized tax benefits, respectively, of which $8.7 million and $8.4 million, respectively, if recognized, would not impact the Company's effective tax rate as there is a full valuation allowance on these credits.
The Company does not anticipate that it is reasonably possible that the uncertain tax positions will significantly increase or decrease within the next twelve months.
The Company files income tax returns in the United States federal jurisdiction and in the Massachusetts state jurisdiction. The Company is no longer subject to any tax assessment from an income tax examination for years before 2016, except to the extent that in the future it utilizes net operating losses or tax credit carryforwards that originated before 2016.
15. Restructuring
On September 26, 2018, following the completion of a strategic review of its business, the Company's board of directors approved a plan, or the Workforce Reduction, to reduce its workforce headcount by approximately 50%. As of December 31, 2018, the Company substantially completed executing the Workforce Reduction. The Company evaluated the related employee severance and other benefits to employees in connection with the Workforce Reduction to determine whether the benefits were within the scope of ASC 712, Compensation - Non-retirement Post-employment Benefits, or within the scope of ASC 420, Exit or Disposal Cost Obligations, depending on the nature of the benefit and whether it is part of an on-going benefit arrangement under ASC 712 or a one-time termination benefit unique to the Workforce Reduction. The Company recorded restructuring expense of $8.6 million pursuant to ASC 712 and $1.8 million pursuant to ASC 420 for the year ended December 31, 2018. The Company also recorded incremental stock-based compensation charges of $3.8 million associated with the accelerated vesting of certain awards and extended exercisability of options previously issued to the Company’s executives that were part of the Workforce Reduction. In addition, the Company recorded certain asset impairment charges of $3.6 million in accordance with ASC 360 Property, Plant and Equipment, associated with certain laboratory equipment. The Company classified $1.3 million of such laboratory equipment as held-for-sale at December 31, 2018. The Company did not record significant restructuring charges associated with the Workforce Reduction in future periods.
The following tables outline the components of the restructuring charges for the years ended December 31, 2019 and 2018 included in the consolidated statements of operations and comprehensive loss, and the ending liability recorded in accrued restructuring in the consolidated balance sheets as at December 31, 2019 and 2018:

	Restructuring charges in the year ended December 31, 2018	Amount paid through December 31, 2018	Less: non-cash charges in the year ended December 31, 2018	Remaining liability at December 31, 2018
	(in thousands)
Employee severance, bonus and other	$10,391	$(7,156)	$—	$3,235
Acceleration of share-based compensation	3,808	—	(3,808)	—
Impairment of equipment	3,608	—	(3,608)	—
Total restructuring charges	$17,807	$(7,156)	$(7,416)	$3,235

	Remaining liability at December 31, 2018	Adjustments during the year ended December 31, 2019	Amount paid during the year ended December 31, 2019	Remaining liability at December 31, 2019
	(in thousands)
Employee severance, bonus and other	$3,235	$151	$(3,352)	$34
Total restructuring charges	$3,235	$151	$(3,352)	$34

16. Commitments and Contingencies
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
GLATOPA 40 mg/mL-Related Litigation
On January 31, 2017, Teva filed a suit against us and Sandoz in the United States District Court for the District of New Jersey alleging infringement related to a patent for COPAXONE 40 mg/mL, U.S. Patent No. 9,155,775. On May 23, 2017, the United States District Court for the District of New Jersey granted the Company and Sandoz's motion to transfer the suit to the United States District Court for the District of Delaware. On March 28, 2019, the Company and Sandoz entered into a settlement agreement with Teva dismissing the suit and a stipulation of dismissal was filed with and entered by the Court the following day. Under the terms of the settlement agreement, the Company and Sandoz will provide certain payments to Teva, with the Company's portion of such payment being an offset to its profit share interest from Sandoz on sales of GLATOPA.
Enoxaparin Sodium Injection-related Litigation
On September 21, 2011, the Company and Sandoz sued Amphastar and Actavis in the United States District Court for the District of Massachusetts for patent infringement. Also in September 2011, the Company filed a request for a temporary restraining order and preliminary injunction to prevent Amphastar and Actavis from selling their Enoxaparin product in the United States. In October 2011, the District Court granted the Company's motion for a preliminary injunction and entered an order enjoining Amphastar and Actavis from advertising, offering for sale or selling their Enoxaparin product in the United States until the conclusion of a trial on the merits and required the Company and Sandoz to post a security bond of $100.0 million in connection with the litigation. The Company's portion of the bond was $35.0 million for which the Company had posted up to $36.1 million as collateral, which was classified as restricted cash in its consolidated balance sheets.
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
The District Court trial was held in July 2017, and the jury verdict found the Company's patent to be infringed, but invalid and unenforceable. On March 20, 2018, the District Court entered its final judgment confirming the jury’s opinion that the patent was infringed but invalid, and narrowed the jury’s recommendation on unenforceability by finding the patent to be unenforceable against only one of the two infringing methods used by Amphastar.
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

The Company, Sandoz and Amphastar entered into a settlement agreement which became effective on June 18, 2019, upon the District Court’s entry of a final order of vacatur of its final judgment entered March 20, 2018, or Patent Judgment. Pursuant to the settlement agreement the parties dismissed the appeal of the Patent Judgment with the CAFC and the patent and antitrust cases pending with the District Court. The Company paid $21.0 million to Amphastar in June 2019 as its portion of the required payment to Amphastar under the settlement agreement. In July 2019, the security bond was canceled, releasing restricted cash of $36.1 million in collateral.
On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against the Company and Sandoz in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic Enoxaparin Sodium Injection alleging that the Company and Sandoz sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal anti-trust laws. On December 10, 2019, the Company entered into a settlement agreement with NGH in which the Company agreed to pay an aggregate of $35.0 million as our portion of the consideration for the release of all alleged claims. The settlement agreement remains subject to class notice periods, a fairness hearing and final court approval pursuant to Rule 23 of the Federal Rules of Civil Procedure and the Class Action Fairness Act. If the settlement is not approved by the court or is otherwise not completed, the Company will continue to vigorously defend against the suit. The Company recorded a $35.0 million liability in connection with the settlement in its consolidated balance sheets at December 31, 2019.
M923-Related Proceedings
On March 19, 2019, UFCW Local 1500 Welfare Fund, or UFCW, filed a class action suit against AbbVie Inc., AbbVie Biotechnology Ltd., Amgen Inc., Samsung Bioepsis Co., Ltd., Mylan, Inc., Mylan Pharmaceuticals, Inc., Sandoz, Fresenius Kabi USA, LLC, Pfizer Pharmaceuticals, Inc. and the Company, in the United States District Court for the Northern District of Illinois on behalf of itself and all others similarly situated for alleged violations of state and federal antitrust and consumer protection laws. According to the complaint, UFCW is seeking injunctive and other equitable relief and damages. Two additional complaints, mirroring that filed by UFCW, were filed on April 19, 2019 and April 25, 2019 in the United States District Court for the Northern District of Illinois by the Sheet Metal Workers’ Local Union No. 28 Welfare Fund, or SMW, on behalf of itself and all others similarly situated and by Locals 302 & 612 of the International Union of Operating Engineers-Employers Construction Industry Health and Security Trust Fund, or IUOE, on behalf of itself and others similarly situated, which also name AbbVie Inc., AbbVie Biotechnology Ltd., Amgen Inc., Samsung Bioepsis Co., Ltd., Mylan, Inc., Mylan Pharmaceuticals, Inc., Sandoz, Fresenius Kabi USA, LLC, Pfizer Pharmaceuticals, Inc. and the Company as defendants. On August 9, 2019, UFCW, SMW and IUOE filed an updated consolidated complaint dropping the Company as a defendant without prejudice.
Purchase Obligations
Under the Company's manufacturing agreement with GSK, as amended in June 2018, the Company is obligated to purchase or pay 100% of committed volumes at specified prices during the calendar years 2019 through 2022. The minimum purchase obligations are subject to annual price increases indexed to a measure of inflation and exclude the cost of raw materials and certain other charges. Consistent with the Company's decision to cease active development of M923, the Company has canceled its manufacturing runs scheduled through 2020 and recorded a charge of $20.9 million during the three months ended June 30, 2019 representing the present value of the minimum purchase obligations. Since the utility of the remaining minimum purchase commitments for the calendar years 2021 through 2022 was deemed impaired at June 30, 2019, the Company recorded an additional charge of $22.0 million during the three months ended June 30, 2019. During 2019, the Company's contractual obligations under the manufacturing services agreement were adjusted for the time value of money and changes in fair value adjustments, and amounted to $43.2 million as of December 31, 2019.
Leases
As of December 31, 2019, the Company had operating lease agreements for office and laboratory space in Cambridge, MA. Refer to Note 9, "Leases" for additional information regarding the Company's leases.
Other Funding Commitments
As of December 31, 2019, the Company had several ongoing clinical and nonclinical studies for our various pipeline programs. The Company enters into contracts in the normal course of business with contract research organizations and clinical sites for the conduct of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

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
17. 401(k) Plan
The Company has a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company has discretion to make contributions to the plan. The Company matches 50% of the first 6% contributed by employees. The Company recorded $0.6 million, $0.9 million and $1.1 million of such match expense in the years ended December 31, 2019, 2018 and 2017, respectively.
18. Equity Financings
In December 2019, the Company sold an aggregate of approximately 16.7 million shares of its common stock through an underwritten public offering at a price to the public of $15.50 per share. As a result of the offering, which includes the exercise in full of the underwriter’s option to purchase additional shares of common stock, the Company received aggregate net proceeds of approximately $244.2 million, after deducting underwriting discounts and commissions and other offering expenses.
In August 2019, the Company entered into a sales agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $100.0 million of shares of its common stock through Stifel, as sales agent or principal. Sales of the common stock, if any, will be made by methods deemed to be “at the market offerings.” The Company has agreed to pay Stifel a commission of up to 3% of the gross proceeds from the sale of the shares of its common stock, if any. The Sales Agreement will terminate upon the earliest of: (a) the sale of $100.0 million of shares of the Company's common stock or (b) the termination of the Sales Agreement by the Company or Stifel. As of December 31, 2019, the Company has not sold any shares of common stock under this program.
In December 2018, the Company sold an aggregate of 20.0 million shares of its common stock through an underwritten public offering at a price to the public of $11.50 per share. As a result of the offering, which includes the exercise in full of the underwriter’s option to purchase additional shares of common stock, the Company received aggregate net proceeds of approximately $217.8 million, after deducting underwriting discounts and commissions and other offering expenses.

19. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2019
Product revenue	$2,352	$3,333	$5,551	$7,879
Research and development revenue	$1,761	$1,849	$840	$303
Total collaboration revenue	$4,113	$5,182	$6,391	$8,182
Operating loss	$(48,091)	$(116,626)	$(46,094)	$(87,280)
Net loss	$(44,843)	$(113,969)	$(44,543)	$(86,700)
Comprehensive loss	$(44,501)	$(113,705)	$(44,601)	$(86,865)
Net loss per share:
Basic	$(0.46)	$(1.16)	$(0.45)	$(0.85)
Diluted	$(0.46)	$(1.16)	$(0.45)	$(0.85)
Shares used in calculating net loss per share:
Basic	98,195	98,595	98,709	101,824
Diluted	98,195	98,595	98,709	101,824

2018
Product revenue	$3,521	$11,779	$13,621	$10,763
Research and development revenue	$1,331	$1,252	$1,263	$32,059
Total collaboration revenue	$4,852	$13,031	$14,884	$42,822
Operating loss	$(49,002)	$(70,840)	$(51,815)	$(9,670)
Net loss	$(47,631)	$(69,885)	$(50,300)	$(8,244)
Comprehensive loss	$(48,066)	$(69,611)	$(50,163)	$(8,168)
Net loss per share:
Basic	$(0.63)	$(0.91)	$(0.65)	$(0.10)
Diluted	$(0.63)	$(0.91)	$(0.65)	$(0.10)
Shares used in calculating net loss per share:
Basic	75,454	76,543	77,229	82,087
Diluted	75,454	76,543	77,229	82,087

Basic and diluted net loss per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the weighted-average common shares outstanding during each period, principally due to the effect of the Company issuing shares of its common stock during the year.
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2019. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive

Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
Our management, including the supervision and participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission's (COSO) updated 2013 framework entitled "Internal Control—Integrated Framework." Based on its assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.
The independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K has issued its report on the effectiveness of our internal control over financial reporting. This report appears below.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Momenta Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Momenta Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Momenta Pharmaceuticals, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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
February 27, 2020

Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors," "Momenta's Corporate Governance—Our Executive Officers," "Momenta's Corporate Governance—Board Committees" and "Delinquent Section 16(a) Reports" in our definitive proxy statement for our 2020 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.
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
Item 11.    EXECUTIVE COMPENSATION
The information under the headings or subheadings "Executive Compensation," "Compensation of Directors," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for our 2020 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 2020 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. Information required by this Item relating to securities authorized for issuance under equity compensation plans is contained in our definitive proxy statement for our 2020 Annual Meeting of Stockholders under the subheading "Equity Compensation Plan Information" and is incorporated herein by reference.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The discussion under the headings "Certain Relationships and Related Transactions" and "Momenta's Corporate Governance—Board Determination of Independence" in our definitive proxy statement for our 2020 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The discussion under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive proxy statement for our 2020 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Exhibit Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
	Articles of Incorporation and By-Laws
3.1	Third Amended and Restated Certificate of Incorporation.	S-3	3.1	4/30/2013	333-188227
3.2	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation	8-K	3.1	1/30/2019	000-50797
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant.	8-K	3.1	11/8/2005	000-50797
3.4	Fourth Amended and Restated By-Laws of the Registrant, adopted on March 14, 2017.	8-K	3.1	3/17/2017	000-50797

	Instrument Defining the Rights of Security Holders
4.1	Specimen Certificate evidencing shares of common stock.	S-1/A	4.1	6/15/2004	333-113522
4.2	Form of Indenture between the Registrant and Wilmington Trust, National Association	S-3	4.2	8/8/2019	333-233106
4.3	Description of Capital Stock
	Material Contracts—Collaboration and License Agreements
10.1	Letter Agreement dated January 29, 2007 between Sandoz AG and the Registrant.	10-K	10.16	3/15/2007	000-50797
10.2	Letter Agreement dated February 1, 2007 between Sandoz AG and the Registrant.	10-Q	10.2	5/10/2007	000-50797
10.3†	Collaboration and License Agreement, dated June 13, 2007, by and between Sandoz AG and the Registrant.	10-Q/A	10.1	12/16/2016	000-50797
10.3.1	Amendment No. 1, dated April 25, 2008, to the Collaboration and License Agreement, dated June 13, 2007, by and between Sandoz AG and the Registrant.	10-Q	10.1	5/9/2008	000-50797
10.3.2†	Amendment No. 2, dated December 14, 2009, to the Collaboration and License Agreement, dated June 13, 2007, by and between Sandoz AG and the Registrant.	10-K	10.18	3/12/2010	000-50797
10.3.3	Amendment No. 3, dated April 1, 2011, to the Collaboration and License Agreement dated June 13, 2007 by and between Sandoz AG and the Registrant.	10-Q	10.1	8/5/2011	000-50797
10.3.4†	Amendment No. 4, dated May 26, 2016, to the Collaboration and License Agreement, dated June 13, 2007, by and between Sandoz AG and the Registrant, as amended.	10-Q	10.1	8/5/2016	000-50797
10.3.5†	Amendment No. 5, dated November 30, 2017, to the Collaboration and License Agreement, dated June 13, 2007, by and between Sandoz AG and the Registrant, as amended.	10-K	10.3.5	2/26/2018	000-50797
*10.3.6	Amendment No. 6, dated November 30, 2018, to the Collaboration and License Agreement, dated June 13, 2007, by and between Sandoz AG and the Registrant, as amended.
10.4	Letter Agreement dated November 8, 2011 by and between the Registrant, Sandoz AG and Sandoz Inc.	10-K	10.20	2/28/2012	000-50797
10.5†	Letter agreement by and between Sandoz AG and the Registrant, executed as of October 4, 2017.	10-Q	10.2	11/1/2017	000-50797
10.6†	Collaboration Agreement, by and between Momenta Pharmaceuticals, Inc. and Mylan Ireland Limited, executed as of January 8, 2016.	10-Q/A	10.2	2/3/2017	000-50797

10.7†	License and Option Agreement, by and between the Registrant and CSL Behring Recombinant Facility AG, dated as of January 4, 2017.	10-Q	10.1	5/5/2017	000-50797
10.8†	Letter to the Registrant from CSL Limited, dated as of January 4, 2017.	10-Q	10.2	5/5/2017	000-50797
10.9†	Letter Amendment, dated as of June 27, 2017, to License and Option Agreement, by and between the Registrant and CSL Behring Recombinant Facility AG, dated as of January 4, 2017.	10-Q	10.1	8/4/2017	000-50797
10.10†	Asset Return and Termination Agreement, effective as of December 31, 2016, by and between the Registrant and Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH.	10-K	10.7	2/24/2017	000-50797
10.10.1†	Amendment No. 1 to Asset Return and Termination Agreement, effective as of March 20, 2017, to Asset Return and Termination Agreement, effective as of December 31, 2016, by and between the Registrant and Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH.	10-Q	10.3	5/5/2017	000-50797

	Material Contracts—Management Contracts and Compensation Plans
10.11#	Amended and Restated 2002 Stock Incentive Plan.	10-K	10.17	3/15/2007	000-50797
10.12#	2004 Stock Incentive Plan, as amended.	10-K	10.18	3/15/2007	000-50797
10.13#	Form of Incentive Stock Option Agreement Granted Under 2004 Stock Incentive Plan.	10-Q	10.1	8/16/2004	000-50797
10.14#	Form of Nonstatutory Stock Option Agreement Granted Under 2004 Stock Incentive Plan.	10-Q	10.2	8/16/2004	000-50797
10.15#	Form of Restricted Stock Agreement Under 2004 Stock Incentive Plan.	8-K	10.2	2/28/2008	000-50797
10.16#	Momenta Pharmaceuticals, Inc. 2004 Employee Stock Purchase Plan (as amended and restated).	10-Q	10.6	8/4/2017	000-50797
10.17#	Non-Employee Director Compensation Policy.	10-Q	10.4	8/4/2017	000-50797
10.18#	Employment Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant.	10-Q	10.7	11/8/2006	000-50797
10.18.1#	Amendment effective December 16, 2010 to the Employment Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant.	10-K	10.28	3/10/2011	000-50797
10.19#	Restricted Stock Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant.	10-Q	10.8	11/8/2006	000-50797
10.19.1#	Nonstatutory Stock Option Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant.	10-Q	10.9	11/8/2006	000-50797
10.20#	Incentive Stock Option Agreement, dated August 22, 2006, between Craig Wheeler and the Registrant.	10-Q	10.10	11/8/2006	000-50797
10.21#	Form of Employment Agreement for executive officers.	10-Q	10.3	5/9/2008	000-50797
10.22#	Form of Amendment to the Employment Agreement for executive officers dated December 15, 2010.	10-K	10.39	3/10/2011	000-50797
10.23#	Amendment No. 1 to the Restricted Stock Agreement made on January 17, 2007 between the Registrant and Craig A. Wheeler dated November 4, 2009.	10-Q	10.1	11/5/2009	000-50797
10.24#	Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan, as amended and restated.	10-Q	10.1	8/7/2019	000-50797
10.25#	Form of Stock Option Agreement under the Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan.	8-K	10.1	6/13/2013	000-50797
10.26#	Form of Restricted Stock Agreement under the Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan.	8-K	10.2	6/13/2013	000-50797
10.27#	Form of Restricted Stock Unit Agreement under the Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan.	10-K	10.27	2/24/2017	000-50797

10.28#	Industry Consulting Agreement, dated as of December 30, 2016, by and between the Registrant and Richard P. Shea.	10-K	10.30	2/24/2017	000-50797
10.29#	Momenta Pharmaceuticals, Inc. Equity Award Retirement Policy.	10-Q	10.4	5/5/2017	000-50797
10.30#	Agreement and General Release, by and between the Registrant and Matthew Ottmer, dated as of May 4, 2017.	10-Q	10.2	8/4/2017	000-50797
10.31#	Form of Amendment to the Executive Employment Agreements between the Registrant and each of Young Kwon, Anthony Manning, Jo-Ann Beltramello, Ian Fier and Santiago Arroyo, effective as of June 29, 2017.	10-Q	10.3	8/4/2017	000-50797
10.32#	Separation and Release Agreement between the Registrant and Scott M. Storer, dated November 5, 2018.	10-K	10.35	2/22/2019	000-50797
10.33#	Separation and Release Agreement between the Registrant and Ganesh V. Kaundinya, dated October 5, 2018.	10-K	10.36	2/22/2019	000-50797
10.34#	Separation and Release Agreement between the Registrant and Bruce A. Leicher, dated October 5, 2018.	10-K	10.37	2/22/2019	000-50797
10.35#	Employment Agreement, as amended, effective as of August 10, 2017, by and between the Registrant and Alejandra Carvajal.	10-K	10.39	2/22/2019	000-50797
10.36#	Executive Employment Agreement, dated April 16, 2019, by and between the Registrant and Michelle Robertson.	8-K	10.1	4/19/2019	000-50797
10.37#	Executive Employment Agreement, dated May 15, 2017, by and between the Registrant and Santiago Arroyo, as amended.	10-Q	10.2	5/3/2019	000-50797
10.38#	Executive Employment Agreement, dated July 29, 2011, by and between the Registrant and Young Kwon, as amended.	10-Q	10.3	5/3/2019	000-50797
10.39#	Executive Employment Agreement, dated May 9, 2016, by and between the Registrant and Anthony Manning, as amended.	10-Q	10.4	5/3/2019	000-50797

	Material Contracts—Leases
10.40†	Sublease Agreement, dated September 14, 2004, by and between Vertex Pharmaceuticals Incorporated and the Registrant.	10-Q	10.9	11/12/2004	000-50797
10.40.1	First Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004), dated September 7, 2005, between Vertex Pharmaceuticals Incorporated and the Registrant.	10-Q	10.3	11/14/2005	000-50797
10.40.2	Second Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of November 21, 2005, between Vertex Pharmaceuticals Incorporated and the Registrant.	10-K	10.47	3/16/2006	000-50797
10.40.3	Third Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of January 27, 2006, between Vertex Pharmaceuticals Incorporated and the Registrant.	10-K	10.48	3/16/2006	000-50797
10.40.4	Letter Agreement (regarding Sublease Agreement, dated September 14, 2004, as amended), dated June 29, 2006, between Vertex Pharmaceuticals Incorporated and the Registrant.	10-Q	10.1	8/9/2006	000-50797
10.40.5	Fourth Amendment to Sublease (regarding Sublease Agreement, dated September 14, 2004, as amended), effective as of July 14, 2014, between Vertex Pharmaceuticals Incorporated and the Registrant.	8-K	10.1	7/18/2014	000-50797
10.41	Lease, dated February 5, 2013, by and between BMR-Rogers Street LLC and the Registrant.	10-Q	10.1	5/10/2013	000-50797
10.41.1	First Amendment dated March 21, 2013 to the Lease dated February 5, 2013 by and between BMR-Rogers Street LLC and the Registrant.	10-Q	10.2	5/10/2013	000-50797

10.41.2	Second Amendment to the Lease, dated May 24, 2013, by and between BMR-Rogers Street LLC and the Registrant.	10-Q	10.4	8/6/2013	000-50797
10.41.3	Third Amendment to the Lease, dated December 30, 2015, by and between BMR-Rogers Street LLC and the Registrant.	8-K	10.1	1/5/2016	000-50797
10.41.4	Fourth Amendment dated July 24, 2017 to the Lease dated February 5, 2013 by and between BMR-Rogers Street LLC and the Registrant.	10-Q	10.1	11/1/2017	000-50797
10.41.5	Letter agreement dated November 15, 2017 to the Lease dated February 5, 2013 by and between BMR-Rogers Street LLC and the Registrant.	10-K	10.37.5	2/26/2018	000-50797
10.41.6	Fifth Amendment dated April 24, 2018 to the Lease dated February 5, 2013 by and between BMR-Rogers Street LLC and the Registrant.	10-K	10.41.6	2/22/2019	000-50797
10.41.7	Sixth Amendment dated August 2, 2018 to the Lease dated February 5, 2013 by and between BMR-Rogers Street LLC and the Registrant.	10-Q	10.2	8/9/2018	000-50797
10.41.8	Seventh Amendment To and Partial Termination of Lease Agreement, dated July 31, 2019, by and between the Registrant and BMR-Rogers Street LLC.	8-K	10.1	8/2/2019	000-50797
10.42	Sublease, between Biogen MA Inc. and the Registrant, dated September 14, 2016.	10-Q	10.1	11/4/2016	000-50797

	Material Contracts - Other
*10.43
Settlement Agreement, dated December 10, 2019, by and between the Registrant, Sandoz Inc. and The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee and American Federation of State, County and Municipal Employees District Council 37 Health & Security Plan

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

*101.INS	Inline XBRL Instance Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________

*	Filed herewith.

**	Furnished herewith

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

#	Management contract or compensatory plan or arrangement.
The following financial information from Momenta Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2019, filed with the SEC on February 27, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019, 2018 and 2017, (ii) the Consolidated Balance Sheets as of December 31, 2019 and 2018, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, (iv) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019, 2018 and 2017 and (v) Notes to Consolidated Financial Statements.

Item 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTA PHARMACEUTICALS, INC.

	By:	/s/ CRAIG A. WHEELER
Date: February 27, 2020		Craig A. Wheeler President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG A. WHEELER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
Craig A. Wheeler

/s/ YOUNG KWON	Chief Financial and Business Officer (Principal Financial Officer)	February 27, 2020
Young Kwon

/s/ AGNIESZKA CIEPLINSKA	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2020
Agnieszka Cieplinska

/s/ BRUCE DOWNEY	Chairman of the Board of Directors	February 27, 2020
Bruce Downey

/s/ GEORGES GEMAYEL, Ph.D.	Director	February 27, 2020
Georges Gemayel, Ph.D.

/s/ COREY N. FISHMAN	Director	February 27, 2020
Corey N. Fishman

/s/ ELIZABETH STONER, M.D.	Director	February 27, 2020
Elizabeth Stoner, M.D.

/s/ STEVEN C. GILMAN, Ph.D.	Director	February 27, 2020
Steven C. Gilman, Ph.D.

/s/ JOSE-CARLOS GUTIERREZ-RAMOS, Ph.D.	Director	February 27, 2020
Jose-Carlos Gutierrez-Ramos, Ph.D.

/s/ JANE F. BARLOW	Director	February 27, 2020
Jane F. Barlow

/s/ DONNA R. GROGAN	Director	February 27, 2020
Donna R. Grogan