Form 10-Q
period 2020-03-31
MOMENTA PHARMACEUTICALS INC
filed 2020-05-07
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of April 23, 2020, there were 117,708,303 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

MOMENTA PHARMACEUTICALS, INC.

Our logo, trademarks and service marks are the property of Momenta Pharmaceuticals, Inc. Other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are about future events or future results, or are otherwise not statements of historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates, forecasts, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management. In some cases, these statements can be identified by words such as "anticipate," "approach," "believe," "can." "contemplate," "continue," "could," "ensure," "hope," "likely," "opportunity," "pursue," "target," "project," "goal," "objective," "plan," "potential," "predict," "might," "estimate," "expect," "intend," "may," "seek", "should," "will," "would," "look forward" and other similar words or expressions, or the negative of these words or similar words or expressions. These statements include, but are not limited to, statements regarding our priorities, goals and strategies, including our change in strategic focus toward the discovery and development of our novel drug candidates for rare immune-mediated diseases, including M281, M254 and M230, the advancement of our late stage biosimilar candidate, M710, and our plans regarding our M923 program; our expectations regarding the enrollment in, timing of and release of results for the Company’s clinical trials, site activation, clinical supply and business in light of the COVID-19 pandemic; the use, efficacy, safety, potency, tolerability, dosing, convenience, differentiation and commercial potential of our products and product candidates; the design, timing and goals of clinical trials and the availability, timing and announcement of data and results; estimates of incidence of disease and patient populations; market potential and acceptance of our products and product candidates; the timing of regulatory filings, reviews and approvals; our expectations regarding the development and utility of our products and product candidates; development timelines for our product candidates; development, manufacture and commercialization of our products and product candidates; efforts to seek and manage relationships with collaboration partners, including without limitation for our novel therapeutic and biosimilar programs; the timing of launch of products and product candidates; market share and product revenues of our products and product candidates, including GLATOPA and Enoxaparin Sodium Injection; the timing, merits, strategy, impact and outcome of, and decisions regarding, legal proceedings; the settlement of certain legal proceedings; timing of biosimilar market formation; collaboration revenues and research and development revenues; the sufficiency of our current capital resources and projected milestone payments and product revenues for future operations; our future financial position, including but not limited to our future operating losses, our potential future profitability; our future expenses, including anticipated restructuring charges; the composition and mix of our cash, cash equivalents and marketable securities; our future revenues and our future liabilities; our funding transactions and our intended uses of proceeds thereof; the potential sale of our common stock pursuant to a sales agreement entered into with Stifel, Nicolaus & Company, Incorporated; product candidate development costs; receipt of contingent milestone payments; accounting policies, estimates and judgments; our estimates regarding the fair value of our investment portfolio; the market risk of our cash equivalents, marketable securities and derivative, foreign currency and other financial instruments; rights, obligations, terms, conditions and allocation of responsibilities and decision making under our collaboration agreements; the regulatory pathway for biosimilars; our strategy, including but not limited to our regulatory strategy, and scientific approach; the importance of key customer distribution arrangements; future capital requirements; reliance on our collaboration partners and other third parties; the competitive landscape; changes in, impact of and compliance with laws, rules and regulations; compliance with data privacy and data protection laws and regulations and protection of personal privacy; product reimbursement policies and trends; ability to offset future taxable income; pricing of pharmaceutical products, including our products and product candidates; our stock price; our intellectual property strategy and position; sufficiency of insurance; attracting and retaining qualified personnel; our internal controls and procedures; acquisitions or investments in companies, products and technologies; entering into collaboration and/or license arrangements; marketing plans; financing our planned operating and capital expenditure; materials used in our research and development; dilution; royalty rates; and vesting of equity awards.
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

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$179,690	$382,515
Marketable securities	283,544	139,129
Collaboration receivable	16,592	8,013
Prepaid expenses and other current assets	10,527	9,470
Total current assets	490,353	539,127
Marketable securities, long-term	24,638	23,466
Property and equipment, net	11,247	11,499
Restricted cash	1,849	1,849
Intangible assets, net	1,441	1,730
Other long-term assets	39,218	40,694
Total assets	$568,746	$618,365
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,450	$14,140
Accrued expenses	50,008	58,799
Accrued restructuring	34	34
Collaboration liabilities	1,966	4,123
Deferred revenue	748	895
Other current liabilities	27,952	28,113
Total current liabilities	83,158	106,104
Deferred revenue, net of current portion	895	940
Other long-term liabilities	56,500	56,861
Total liabilities	140,553	163,905
Commitments and contingencies (Notes 7 and 11)
Stockholders’ Equity:
Common stock, $0.0001 par value per share, 200,000 shares authorized; 118,180 shares issued and 117,612 shares outstanding at March 31, 2020 and 117,029 shares issued and 116,460 shares outstanding at December 31, 2019	12	12
Additional paid-in capital	1,504,850	1,491,147
Accumulated other comprehensive income (loss)	(119)	296
Accumulated deficit	(1,073,436)	(1,033,881)
Treasury stock, at cost, 568 shares at March 31, 2020 and December 31, 2019	(3,114)	(3,114)
Total stockholders’ equity	428,193	454,460
Total liabilities and stockholders’ equity	$568,746	$618,365
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Collaboration revenue:
Product revenue	$8,692	$2,352
Research and development revenue	197	1,761
Total collaboration revenue	8,889	4,113
Operating expenses:
Research and development	34,207	27,972
General and administrative	14,564	24,206
Restructuring	—	26
Other operating expense	786	—
Total operating expenses	49,557	52,204
Operating loss	(40,668)	(48,091)
Other income, net	1,113	3,248
Net loss	$(39,555)	$(44,843)

Basic and diluted net loss per share	$(0.34)	$(0.46)
Weighted average shares used in computing basic and diluted net loss per share	117,125	98,195

Comprehensive loss:
Net loss	$(39,555)	$(44,843)
Net unrealized holding gain (loss) on available-for-sale debt securities	(415)	342
Comprehensive loss	$(39,970)	$(44,501)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(39,555)	$(44,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	735	5,859
Share-based compensation expense	4,823	3,474
Amortization of premium on investments	(21)	(581)
Amortization of intangibles	289	288
Gain on disposal of assets	(13)	(440)
Changes in operating assets and liabilities:
Collaboration receivable	(8,579)	8,385
Prepaid expenses and other current assets	(1,060)	(1,508)
Other long-term assets	1,476	2,722
Accounts payable	(11,724)	10
Accrued expenses	(8,115)	(3,962)
Accrued restructuring	—	(1,679)
Collaboration liabilities	(2,157)	(1,951)
Deferred revenue	(192)	(1,341)
Other liabilities	(522)	(2,025)
Net cash used in operating activities	(64,615)	(37,592)

Cash Flows from Investing Activities:
Purchases of property and equipment	(857)	(137)
Proceeds from disposal of equipment	16	1,285
Purchases of marketable securities	(198,054)	(133,915)
Proceeds from maturities of marketable securities	52,073	50,690
Net cash used in investing activities	(146,822)	(82,077)

Cash Flows from Financing Activities:
Payment of financing fees related to public offering	(257)	—
Proceeds from issuance of common stock under stock plans	8,869	2,563
Net cash provided by financing activities	8,612	2,563

Net decrease in cash, cash equivalents and restricted cash	(202,825)	(117,106)
Cash, cash equivalents and restricted cash, beginning of period	384,364	286,232
Cash, cash equivalents and restricted cash, end of period	$181,539	$169,126

Non-Cash Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$677	$278
Financing fees in accounts payable	$7	$—
Receivable due from stock option exercises	$—	$14

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock										Treasury Stock
	Shares		Par Value		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)		Accumulated Deficit		Shares		Amount	Total Stockholders' Equity
Balances at December 31, 2018	98,695		$10		$1,208,025		$(87)		$(743,826)		(229)		$(3,114)	$461,008
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	237		—		2,577		—		—		—		—	2,577
Issuance of restricted stock	280		—		—		—		—		—		—	—
Cancellation/forfeiture of restricted stock	(36)		—		—		—		—		—		—	—
Share-based compensation expense	—		—		3,474		—		—		—		—	3,474
Unrealized holding gain on available-for-sale debt securities	—		—		—		342		—		—		—	342
Net loss	—		—		—		—		(44,843)		—		—	(44,843)
Balances at March 31, 2019	99,176	—	$10	—	$1,214,076	—	$255	—	$(788,669)	—	(229)	—	$(3,114)	$422,558

	Common Stock										Treasury Stock
	Shares		Par Value		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)		Accumulated Deficit		Shares		Amount	Total Stockholders' Equity
Balances at December 31, 2019	117,029		$12		$1,491,147		$296		$(1,033,881)		(568)		$(3,114)	$454,460
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	615		—		8,869		—		—		—		—	8,869
Issuance of restricted stock	536		—		—		—		—		—		—	—
Financing fees related to public offering	—		—		11		—		—		—		—	11
Share-based compensation expense	—		—		4,823		—		—		—		—	4,823
Unrealized holding loss on available-for-sale debt securities	—		—		—		(415)		—		—		—	(415)
Net loss	—		—		—		—		(39,555)		—		—	(39,555)
Balances at March 31, 2020	118,180		$12		$1,504,850		$(119)		$(1,073,436)		(568)		$(3,114)	$428,193

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

Basis of Presentation

In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial statements for interim periods in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission, or the SEC, on February 27, 2020. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company's audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Summary of Significant Accounting Policies

The Company's significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies" to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019, except as described below.

Newly Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies are required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”) and ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”) to provide additional guidance on the adoption of ASU 2016-13. ASU 2019-04 added Topic 326, Financial Instruments-Credit Losses, and made several amendments to the codification and also modified the accounting for available-for-sale debt securities. ASU 2019-05 provides targeted transition relief by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. The new guidance was effective for the Company on January 1, 2020. The adoption of the standard had no material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Requirements for Fair Value Measurement. The new standard added, modified or removed disclosure requirements under Topic 820 for clarity and consistency. The new guidance was effective for the Company on January 1, 2020. The adoption of the standard had no material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendment updates the accounting for implementation, setup, and other upfront costs for a customer in a hosting arrangement that is a service contract. The amendment may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The new guidance was effective for the Company on January 1, 2020 and was adopted prospectively. The adoption of the standard had no material impact on the Company's consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The amendment clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. The amendment also adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. Lastly, the amendment requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The new guidance was effective for the Company on January 1, 2020. The adoption of the standard had no material impact on the Company's consolidated financial statements.

2. Supplemental Cash Flow Statement Information

The following table summarizes the Company’s cash, cash equivalents and restricted cash as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$179,690	$382,515
Restricted cash	1,849	1,849
Total	$181,539	$384,364

3. Fair Value Measurements

The Company has certain assets recorded at fair value, which may be classified as Level 1, 2, or 3 within the fair value hierarchy:

Level 1 - Fair values are determined utilizing prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 - Fair values are determined by utilizing quoted prices for identical or similar assets and liabilities in active markets or other market observable inputs such as interest rates, yield curves, and foreign currency spot rates.

Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The tables below present information about the Company’s assets that are regularly measured and carried at fair value on a recurring basis:

Description	March 31, 2020	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$122,978	$122,978	$—	$—
Certificates of deposit	2,000	—	2,000	—
Commercial paper obligations	22,624	—	22,624	—
Overnight repurchase agreements	9,000	—	9,000	—
Marketable securities:
U.S. government agency securities	18,618	—	18,618	—
Corporate debt securities	203,945	—	203,945	—
Certificates of deposit	4,402	—	4,402	—
Commercial paper obligations	60,425	—	60,425	—
Asset-backed securities	20,792	—	20,792	—
Total	$464,784	$122,978	$341,806	$—

Description	December 31, 2019	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$169,760	$169,760	$—	$—
Overnight repurchase agreements	7,500	—	7,500	—
Corporate debt securities	4,006	—	4,006	—
Marketable securities:
U.S. government agency securities	19,794	—	19,794	—
Corporate debt securities	108,074	—	108,074	—
Certificates of deposit	1,800	—	1,800	—
Commercial paper obligations	18,228	—	18,228	—
Asset-backed securities	14,699	—	14,699	—
Total	$343,861	$169,760	$174,101	$—

Overnight repurchase agreements are classified as Level 2 due to the collateral including both U.S. government-sponsored enterprise securities and treasury instruments.
There were no changes in valuation techniques or transfers between the fair value measurement levels during the three months ended March 31, 2020 and 2019. The fair value of Level 2 instruments classified as marketable securities were determined through third party pricing services. For a description of the Company’s validation procedures related to prices provided by third party pricing services, refer to Note 2, “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019. The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash equivalents, collaboration receivable, other current assets, accounts payable, accrued restructuring, and accrued expenses approximate fair value due to their short-term maturities.

4. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of March 31, 2020 and December 31, 2019:

As of March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash, money market funds, certificates of deposit, commercial paper obligations, and overnight repurchase agreements	$179,690	$—	$—	$179,690
U.S. government agency securities due in one year or less	18,486	132	—	18,618
Corporate debt securities due in one year or less	202,773	118	(728)	202,163
Corporate debt securities due after one year through two years	1,823	—	(41)	1,782
Certificates of deposit due in one year or less	2,012	—	(5)	2,007
Certificates of deposit due after one year through two years	2,404	—	(9)	2,395
Commercial paper obligations due in one year or less	59,966	459	—	60,425
Asset-backed securities due in one year or less	331	—	(1)	330
Asset-backed securities due after one year through three years	20,506	3	(47)	20,462
Total	$487,991	$712	$(831)	$487,872

Reported as:
Cash and cash equivalents	$179,690	$—	$—	$179,690
Marketable securities	308,301	712	(831)	308,182
Total	$487,991	$712	$(831)	$487,872

As of December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash, money market funds, corporate debt securities and overnight repurchase agreements	$382,515	$—	$—	$382,515
U.S. government agency securities due in one year or less	19,781	14	(1)	19,794
Corporate debt securities due in one year or less	98,440	212	(6)	98,646
Corporate debt securities due after one year through two years	9,393	35	—	9,428
Certificates of deposit due in one year or less	1,800	—	—	1,800
Commercial paper obligations due in one year or less	18,212	16	—	18,228
Asset-backed securities due in one year or less	660	1	—	661
Asset-backed securities after one year through three years	14,013	25	—	14,038
Total	$544,814	$303	$(7)	$545,110

Reported as:
Cash and cash equivalents	$382,515	$—	$—	$382,515
Marketable securities	162,299	303	(7)	162,595
Total	$544,814	$303	$(7)	$545,110

5. Restricted Cash

The following table summarizes the amounts designated as collateral for letters of credit related to the lease of office and laboratory space in Cambridge, Massachusetts at March 31, 2020 and December 31, 2019:

Property Location	Letter of Credit Amount	Balance Sheet Classification
	(in thousands)
320 Bent Street	$748	Non-Current Asset
301 Binney Street, Fifth Floor	1,101	Non-Current Asset
Total	$1,849

6. Supplemental Balance Sheet Information

Other Assets

As of March 31, 2020 and December 31, 2019, other long-term assets consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Right-of-use operating lease assets	$39,083	$40,534
Other	135	160
Total other long-term assets	$39,218	$40,694

Accrued Expenses

As of March 31, 2020 and December 31, 2019, accrued expenses consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Accrued compensation	$3,419	$6,177
Accrued research and development costs	9,781	13,051
Accrued legal settlement	34,800	35,000
Accrued professional fees	1,875	4,559
Accrued other	133	12
Total accrued expenses	$50,008	$58,799

Other Liabilities

As of March 31, 2020 and December 31, 2019, other current and long-term liabilities consisted of the following:

Other Current Liabilities

	March 31, 2020	December 31, 2019
	(in thousands)
Contract liability	$22,213	$21,456
Lease liability	5,589	5,448
Other	150	1,209
Total other current liabilities	$27,952	$28,113

Other Long-Term Liabilities

	March 31, 2020	December 31, 2019
	(in thousands)
Lease liability	$32,844	$34,306
Contract liability	22,900	21,767
Other	756	788
Total other long-term liabilities	$56,500	$56,861

As of March 31, 2020, the Company included $22.2 million in other current liabilities and $22.9 million in other long-term liabilities in connection with its contractual obligations to Human Genome Sciences, Inc., or GSK, under a manufacturing services agreement. Refer to Note 11, "Commitments and Contingencies" herein.
7. Leases

The Company's operating leases primarily relate to its two leased premises and are described in the “Notes to Consolidated Financial Statements” in its Annual Report on Form 10-K for the year ended December 31, 2019.

Lease cost and other information related to the Company's operating leases were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Lease cost	$2,174	$3,659
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$2,045	$3,801

	March 31, 2020	March 31, 2019
Weighted-average remaining lease term (years)	5.6	7.3
Weighted-average discount rate	7.4%	7.5%

Future minimum lease payments and lease liabilities as of March 31, 2020 were as follows:

Operating leases
(in thousands)
April 1 to December 31, 2020	$6,147
2021	8,351
2022	8,489
2023	8,380
2024	8,549
2025 and beyond	7,225
Total future minimum lease payments	$47,141
Less: imputed interest	(8,708)
Total lease liability	$38,433

Reported as:
Other current liabilities	$5,589
Other long-term liabilities	32,844
Total lease liabilities	$38,433

8. License Agreements and Collaborative Arrangements

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

Sandoz began selling Enoxaparin Sodium Injection in July 2010. In June 2015, the Company and Sandoz amended the 2003 Sandoz Agreement to provide that Sandoz would pay the Company 50% of contractually defined profits on sales. Due to increased generic competition and resulting decreased market pricing for the licensed product, Sandoz did not record any profit on sales of the licensed product for the three months ended March 31, 2020 and 2019, and therefore the Company did not record product revenue for the licensed product in those periods. The Company is no longer eligible to receive milestones under the 2003 Sandoz Agreement.

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

The Company concluded that the 2006 Sandoz Agreement is within the scope of Topic 606. As of January 1, 2018, the Company had completed its performance obligations under the contract. The Company continues to be eligible to receive contractual profit share on Sandoz’ sales of GLATOPA, which is recorded as product revenue. The Company recognizes revenue for profit share in the period the related sales occur. The Company recognizes research and development revenue related to on-going commercial services under the 2006 Sandoz Agreement as those services are delivered, as they represent customer options for future services that reflect their standalone selling price.

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

The Company considered both input and output methods to determine a method that depicts its performance in transferring control of the goods and services promised. The Company concluded that costs incurred to date, as a proportion of the total estimated costs to bring each product candidate through FDA approval, depict the performance of the research and development services, as a measure of proportionate performance.

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

As of March 31, 2020, $1.6 million of the transaction price remains allocated to unsatisfied performance obligations and is included in deferred revenue in the condensed consolidated balance sheets. The license and related research and development services performance obligations are expected to be delivered over a period through estimated FDA approval for M710 and through the termination date of the remaining product candidates.

Development milestones, sales-based milestones, and profit share related to the license of intellectual property will be recognized by analogy to the Company’s revenue accounting policies.

Collaboration Costs and Reimbursements

Collaboration costs incurred by the parties are subject to quarterly reconciliation such that the final amount of expense included in the Company's condensed consolidated statements of operations and comprehensive loss is equal to its 50% share of the total collaboration costs. The Company classifies the payments received or made under the cost sharing provisions of the arrangement as a component of research and development or general and administrative expense accordingly to reflect the joint risk sharing nature of the arrangement. To date, Mylan has funded its 50% share of development-related collaboration costs through contingent milestone payments, the Company has funded its 50% share of development-related collaboration costs through annual payments, while other shared collaboration costs have been reconciled by the parties with the owing party reimbursing the other party by making quarterly payments. The Company records a contract asset to reflect a receivable due from Mylan for Mylan’s 50% share of other shared collaboration costs and a contract liability to reflect the balance of any advance payment from Mylan to be applied towards Mylan’s 50% share of future development-related collaboration costs or a payable to Mylan for the Company's 50% share of development-related collaboration costs.

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

Under the CSL License Agreement, the Company granted CSL an exclusive license under its intellectual property to research, develop, manufacture and commercialize product candidates for all therapeutic indications. CSL granted the Company a non-exclusive, royalty-free license under CSL’s intellectual property for the Company's research and development activities pursuant to the CSL License Agreement and the Company's commercialization activities under any co-promotion agreement with CSL. The Company and CSL formed a joint steering committee consisting of an equal number of members from the Company and CSL, to facilitate the research, development, and commercialization of product candidates.

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

	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Contract assets
Collaboration receivables:
December 31, 2019	$—	$8,013	$—	$—	$8,013
Revenue / cost recovery	—	8,697	(4)	—	8,693
Cash receipts	—	(118)	—	—	(118)
Reclassification to collaboration liabilities	—	—	4	—	4
March 31, 2020	$—	$16,592	$—	$—	$16,592

Contract liabilities
Deferred revenue:
December 31, 2019	$—	$—	$1,835	$—	$1,835
Revenue recognition	—	—	(192)	—	(192)
March 31, 2020	—	—	1,643	—	1,643
Less: current portion	—	—	(748)	—	(748)
Deferred revenue, net of current portion - March 31, 2020	$—	$—	$895	$—	$895

Collaboration liabilities:
December 31, 2019	$—	$—	$3,142	$981	$4,123
Payments	—	—	—	(981)	(981)
Net collaboration costs incurred in the period	—	—	(1,979)	803	(1,176)
March 31, 2020	$—	$—	$1,163	$803	$1,966

	Three Months Ended March 31, 2020
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$—	$8,692	$—	$—	$8,692
Research and development revenue	—	5	192	—	197
Total collaboration revenue	$—	$8,697	$192	$—	$8,889
Operating expenses:
Research and development expense	$—	$2	$7,481	$15	$7,498
General and administrative expense	90	—	177	2	269
Net amount (recovered from) / payable to collaborators	—	—	(1,979)	803	(1,176)
Total operating expenses	$90	$2	$5,679	$820	$6,591

	Three Months Ended March 31, 2019
	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Product revenue	$—	$2,352	$—	$—	$2,352
Research and development revenue	—	420	1,341	—	1,761
Total collaboration revenue	$—	$2,772	$1,341	$—	$4,113
Operating expenses:
Research and development expense	$—	$54	$2,778	$58	$2,890
General and administrative expense	4,300	25	268	9	4,602
Net amount (recovered from) / payable to collaborators	—	—	(139)	1,282	1,143
Total operating expenses	$4,300	$79	$2,907	$1,349	$8,635

9. Share-Based Payments

The table below presents share-based compensation expense included in each of the financial statement line items:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Research and development	$1,935	$1,087
General and administrative	2,888	2,387
Total share-based compensation expense	$4,823	$3,474

During the three months ended March 31, 2020, the Company granted 1,450,231 stock options with a per share weighted-average grant date fair value of $15.95 and 661,130 restricted stock units to its employees.

2018 and 2019 Performance-Based Restricted Stock Units

Since October 2018 through the end of 2019, the Company granted performance-based restricted stock units, or PSUs, to its employees. The vesting of PSUs is subject to the Company achieving up to three possible performance milestones related to the Company's active novel programs and the employees' continued employment with the Company. One sixth of the units will vest upon achievement of each milestone or, if achievement of the performance milestone occurs prior to the first anniversary of the grant date, on the first anniversary of the grant date. Additional one sixth of the units will vest on the one-year anniversary of the performance milestone achievement date. During the three months ended March 31, 2020, one of the performance milestones was met and 259,357 PSUs vested. For the three months ended March 31, 2020, the Company recognized approximately $0.7 million of stock-based compensation costs related to these awards. The remaining two performance milestones were not deemed probable as of March 31, 2020. As of March 31, 2020, up to 1,449,334 shares of the Company's common stock may be issued under unvested PSUs.

10. Net Loss Per Common Share

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

For the three months ended March 31, 2020 and 2019, basic and diluted net loss per share were the same since all common stock equivalents were anti-dilutive. The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Stock options	6,233	6,085
Restricted stock awards and units	1,041	948

11. Commitments and Contingencies

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

On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against the Company and Sandoz in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic Enoxaparin Sodium Injection alleging that the Company and Sandoz sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal anti-trust laws. On December 10, 2019, the Company entered into a settlement agreement with NGH in which the Company agreed to pay an aggregate of $35.0 million as our portion of the consideration for the release of all alleged claims. The settlement agreement remains subject to a fairness hearing and final court approval pursuant to Rule 23 of the Federal Rules of Civil Procedure and the Class Action Fairness Act. If the settlement is not approved by the court or is otherwise not completed, the Company will continue to vigorously defend against the suit. The Company recorded a $35.0 million liability in connection with the settlement in its consolidated balance sheets at December 31, 2019, of which $0.2 million was paid during the three months ended March 31, 2020.
Purchase Obligations

Under the Company's manufacturing agreement with GSK, as amended in June 2018, the Company is obligated to purchase or pay 100% of committed volumes at specified prices during the calendar years 2019 through 2022. The minimum purchase obligations are subject to annual price increases indexed to a measure of inflation and exclude the cost of raw materials and certain other charges. Consistent with the Company's decision to cease active development of M923, the Company has canceled its manufacturing runs scheduled through 2020 and recorded a charge of $20.9 million during the three months ended June 30, 2019 representing the present value of the minimum purchase obligations. Since the utility of the remaining minimum purchase commitments for the calendar years 2021 through 2022 was deemed impaired at June 30, 2019, the Company recorded an additional charge of $22.0 million during the three months ended June 30, 2019. The Company's contractual obligations under the manufacturing services agreement were adjusted for the time value of money and changes in fair value, and amounted to $45.1 million as of March 31, 2020.

Leases

As of March 31, 2020, the Company had operating lease agreements for office and laboratory space in Cambridge, MA. Refer to Note 7, "Leases" for additional information regarding the Company's leases.

Other Funding Commitments

As of March 31, 2020, the Company had several ongoing clinical and nonclinical studies for its various pipeline programs. The Company enters into contracts in the normal course of business with contract research organizations and clinical sites for the conduct of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

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

12. Subsequent Events

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
While we have terminated all future development of any new or early stage biosimilar and complex generic products, we have retained our commercial partnership with Sandoz AG, or Sandoz, for our generic versions of COPAXONE and LOVENOX, which are approved products. We believe that Sandoz's sales of GLATOPA, our generic version of COPAXONE, can generate cash flow to help fund our novel pipeline. Enoxaparin Sodium Injection, our generic version of LOVENOX, is not currently marketed by Sandoz. In addition, we are developing an EYLEA biosimilar, in collaboration with Mylan Ireland Limited, or Mylan, a wholly-owned indirect subsidiary of Mylan N.V., which is currently conducting a clinical trial in patients. If the results from this study are supportive, we believe this program has the potential to launch in the 2023 time frame and help fund our novel portfolio.
To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. Although we were profitable in fiscal years 2010 and 2011, since that time we have been incurring operating losses and we expect to incur annual operating losses over the next several years as we advance our drug development portfolio. As of March 31, 2020, we had an accumulated deficit of approximately $1.1 billion. We will need to generate significant revenue to return to profitability. We expect that our return to profitability, if at all, will most likely come from the commercialization of the products in our drug development portfolio.
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
Pursuant to the License and Option Agreement, effective February 17, 2017, with CSL Behring Recombinant Facility AG, or CSL, a wholly-owned indirect subsidiary of CSL Limited, we granted CSL an exclusive worldwide license to research, develop, manufacture and commercialize M230. In August 2017, we exercised our 50% co-funding option, which is discussed further in Note 8, "License Agreements and Collaborative Arrangements" to our condensed consolidated financial statements.
CSL's Phase 1 clinical study in healthy volunteers to evaluate the safety and tolerability of M230 is continuing and CSL anticipates introducing a subcutaneous formulation into the Phase 1 clinical study in 2020.
Legacy Products
M710-Biosimilar EYLEA® (aflibercept) Candidate
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
In October 2017, Mylan N.V. announced the launch of its generic equivalents of once-daily COPAXONE 20 mg/mL and three-times-weekly COPAXONE 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. We estimate that the number of prescriptions for GLATOPA 20 mg/mL currently represents approximately 36% of the once-daily 20 mg/mL U.S. glatiramer acetate market.

GLATOPA® (glatiramer acetate injection) 40 mg/mL—Generic Three-times-weekly COPAXONE® (glatiramer acetate injection) 40 mg/mL

In February 2018, we announced that GLATOPA 40 mg/mL, a generic version of three-times-weekly COPAXONE 40 mg/mL, was approved by the FDA and launched by our collaborator, Sandoz.

Since Sandoz’s launch of GLATOPA 40mg/mL in February 2018, we believe Sandoz has encountered aggressive pricing and contracting tactics from competitors, which has limited uptake of the product and as a result we expect modest revenues for this product in the future. As of March 31, 2020, 40 mg/mL glatiramer acetate injection accounted for approximately 85% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.

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

Legal proceedings related to Enoxaparin Sodium Injection are described under Note 11, "Commitments and Contingencies" to our condensed consolidated financial statements.

Impact of COVID-19
We are closely monitoring how the spread of the novel coronavirus, COVID-19, is affecting our employees, business, preclinical studies and clinical trials. In response to the spread of COVID-19, our employees are working remotely, and we have suspended all business travel. In April 2020, we announced that we have temporarily suspended patient enrollment in our Energy Study, an adaptive Phase 2/3 clinical study of nipocalimab in wAIHA. We also announced that we may not be able to report interim data for Part B of our our Phase 1/2 study of M254 in ITP in the second quarter of 2020, as planned, and that we expect to launch our Phase 2 study of M254 in CIDP in 2021, as opposed to the fourth quarter of 2020, as previously disclosed.

Disruptions caused by the COVID-19 pandemic may result in further difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials and the incurrence of unforeseen costs as a result of preclinical study or clinical trial delays. As a result, we expect that the COVID-19 pandemic may impact our business, revenues, results of operations and financial condition. At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, the ultimate impact of the pandemic on financial markets and the global economy, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. See Risk Factors, "The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

Product revenue includes our contractually defined profits earned on Sandoz’ sales of GLATOPA.

The following data summarizes our collaboration revenues for the periods indicated:

	Three Months Ended March 31,				Change period over period
	2020	% of Total Collaboration Revenue	2019	% of Total Collaboration Revenue	2020 compared to 2019
Collaboration revenue:	(in thousands)	(%)	(in thousands)	(%)	(in thousands)	(%)
Product revenue	$8,692	98%	$2,352	57%	$6,340	270%
Research and development revenue	197	2%	1,761	43%	(1,564)	(89)%
Total collaboration revenue	$8,889	100%	$4,113	100%	$4,776	116%

Product Revenue
Sandoz commenced sales of GLATOPA 20 mg/mL in the United States in June 2015 and GLATOPA 40 mg/mL in February 2018. We earn 50% of contractually defined profits on Sandoz’ worldwide net sales of GLATOPA.
We estimate that the number of prescriptions for GLATOPA 20 mg/mL represented approximately 36% of the once-daily 20 mg/mL U.S. glatiramer acetate market as of March 31, 2020.
Since Sandoz' launch of GLATOPA 40mg/mL in February 2018, we believe Sandoz has encountered aggressive pricing and contracting tactics from competitors, which has limited uptake of the product, and, as a result, we expect modest sales for the product in the future. As of March 31, 2020, 40 mg/mL glatiramer acetate injection accounted for approximately 85% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.
The increase in product revenue of $6.3 million, or 270%, from the three months ended March 31, 2019 to the three months ended March 31, 2020 was due to higher net sales of GLATOPA, driven primarily by volume.

Research and Development Revenue

Research and development revenue generally consists of amounts earned by us under our collaborations for technical development, regulatory and commercial milestones, reimbursement of research and development services and reimbursement of development costs under our collaborative arrangements, and recognition of upfront arrangement consideration.

We expect to recognize revenue from the remaining balance of $1.6 million from Mylan's $45.0 million upfront payment on a quarterly basis in an amount commensurate with our progress towards meeting performance obligations with respect to M710 under the Mylan Collaboration Agreement.

The decrease in research and development revenue of $1.6 million, or 89%, from the three months ended March 31, 2019 to the three months ended March 31, 2020 was due to lower reimbursement revenue for GLATOPA expenses and lower revenue recognized from Mylan's upfront payment due to the partial termination of the Mylan collaboration agreement.

Operating Expenses

The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended March 31,				Change period over period
	2020	% of Total Operating Expenses	2019	% of Total Operating Expenses	2020 compared to 2019
	(in thousands)	(%)	(in thousands)	(%)	(in thousands)	(%)
Operating expenses:
Research and development	$34,207	69%	$27,972	54%	$6,235	22%
General and administrative	14,564	29%	24,206	46%	(9,642)	(40)%
Other operating expense	786	2%	—	—%	786	100%
Restructuring	—	—%	26	—%	(26)	(100)%
Total operating expenses	$49,557	100%	$52,204	100%	$(2,647)	(5)%
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

The following table sets forth the primary components of our research and development external expenditures, including the amortization of our intangible assets, for each of our principal development programs for the three months ended March 31, 2020 and 2019. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development	Three Months Ended March 31,
		2020	2019
External Costs Incurred by Product Area:		(in thousands)
Novel Therapeutics	Various (1)	$17,746	$12,762
Biosimilars	Various (2)	4,982	2,879
Complex Generics	(3)	(3)	54
Internal Costs		11,482	12,277
Total Research and Development Expenses		$34,207	$27,972
_______________________________________

(1)
Our novel therapeutic programs include M281, for which we commenced two Phase 2 clinical trials during the fourth quarter of 2018 and announced in August 2019 that we commenced an additional Phase 2/3 clinical trial; M230, for which our licensee's, CSL's, Phase 1 study in healthy volunteers to evaluate safety and tolerability of M230 is ongoing; M254, for which we have initiated a Phase 1/2 clinical study in early 2019; as well as other discovery and nonclinical stage programs.

(2)
Biosimilars include M710, a biosimilar candidate of EYLEA® (aflibercept). Mylan initiated a pivotal clinical trial in patients in the United States in August 2018, and in December 2018 and February 2019, initiated dosing of patients in the European Union and Japan, respectively. In November 2018, we provided notice to Mylan terminating our participation in the development of our biosimilar programs other than M710.

(3)
Includes external costs for GLATOPA and Enoxaparin Sodium Injection. In July 2010, the first ANDA for Enoxaparin Sodium Injection was approved by the FDA, and Sandoz launched the product. In April 2015, the FDA approved the ANDA for once-daily GLATOPA 20 mg/mL. Sandoz launched GLATOPA 20 mg/mL in June 2015. In February 2018, the FDA approved the ANDA for three-times-weekly GLATOPA 40 mg/mL, and Sandoz launched the product. For more information on GLATOPA, see "Legacy Products" section above.

We expect research and development expense to increase for the foreseeable future as our current development programs progress and new programs are added.
External costs of our novel therapeutic programs increased by $5.0 million, or 39%, from the three months ended March 31, 2019 to the three months ended March 31, 2020, and were primarily driven by an increase in manufacturing and clinical trial activity for M281 and M254 as described in Note 1 in the above table, partially offset by a decrease in our share of CSL collaboration costs for M230. External expenditures for our biosimilars programs increased by $2.1 million, or 73%, from the three months ended March 31, 2019 to the three months ended March 31, 2020, primarily due to increased spending on M710. Internal costs decreased by $0.8 million, or 6%, from the three months ended March 31, 2019 to the three months ended March 31, 2020 primarily due to a reduction in lease costs, partially offset by higher personnel costs and share-based compensation.
General and Administrative
General and administrative expenses consist primarily of salaries, share-based compensation and other related costs for personnel in general and administrative functions, professional fees for legal and accounting services, legal settlements, insurance costs, and allocated rent, facility and lab supplies, and depreciation expense.
For our collaboration arrangements in which the parties share in collaboration expenses for products under the arrangement (cost sharing arrangements), we record the reimbursement by the collaborator for its share of the development effort as a reduction of general and administrative expense. Our share of costs incurred by collaborators is recorded as general and administrative expense.

We expect our general and administrative expenses, including internal and external legal and business development costs that support our various product development efforts, to vary from period to period in relation to our commercial, litigation and development activities.
The decrease of $9.6 million, or 40%, from the three months ended March 31, 2019 to the three months ended March 31, 2020 was primarily due to lower depreciation and rent costs due to the modification to the Bent lease and lower legal costs.
Other Operating Expense
Other operating expense for the three months ended March 31, 2020 included a $0.8 million adjustment due to changes in the estimated fair value of the future contractual obligations under our manufacturing services agreement with Human Genome Sciences, Inc., or GSK.

Restructuring

Restructuring charges consist of severance, bonus, share-based compensation, and impairment of equipment associated with our workforce reduction in October 2018.

Other Income, Net

Other income, net includes other items of non-operating income and expense. Other income, net was $1.1 million and $3.2 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $2.1 million, or 66%, from the three months ended March 31, 2019 to the three months ended March 31, 2020 was primarily the result of interest expense recognized on the purchase commitments under our manufacturing agreement with GSK and lower interest income due to lower market yields on our investments.

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

In August 2019, we entered into a sales agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell from time to time, at our option, up to an aggregate of $100.0 million of shares of our common stock through Stifel, as sales agent or principal. Sales of the common stock, if any, will be made by methods deemed to be “at the market offerings.” We have agreed to pay Stifel a commission of up to 3% of the gross proceeds from the sale of the shares of our common stock, if any. The Sales Agreement will terminate upon the earliest of: (a) the sale of $100.0 million of shares of our common stock or (b) the termination of the Sales Agreement by us or Stifel. As of March 31, 2020, we have not sold any shares of common stock under this program.

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

Liquidity and Capital Resources

At March 31, 2020, we had $487.9 million in cash, cash equivalents and marketable securities. In addition, we also held $1.8 million in restricted cash.

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

Cash, Cash Equivalents and Marketable Securities
Our funds at March 31, 2020 were primarily invested in commercial paper, overnight repurchase agreements, asset-backed securities, United States treasury securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 12 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs.
We do not believe that our cash equivalents and marketable securities were subject to significant market risk at March 31, 2020.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(64,615)	$(37,592)
Net cash used in investing activities	$(146,822)	$(82,077)
Net cash provided by financing activities	$8,612	$2,563
Net decrease in cash, cash equivalents, and restricted cash	$(202,825)	$(117,106)

Cash used in operating activities

The cash used in operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Cash used in operating activities was $64.6 million for the three months ended March 31, 2020 reflecting a net loss of $39.6 million, partially offset by non-cash charges of $1.0 million for depreciation and amortization of property, equipment and intangible assets and $4.8 million in share-based compensation. The net change in our operating assets and liabilities used cash of $30.8 million and resulted primarily from an $8.6 million increase in receivables due from Sandoz for our profit share interest, a $19.8 million decrease in accounts payable and accrued expenses, and $2.4 million in other net changes in our operating assets and liabilities.

Cash used in operating activities was $37.6 million for the three months ended March 31, 2019 reflecting a net loss of $44.8 million, which was partially offset by non-cash charges of $6.1 million for depreciation and amortization of property, equipment and intangible assets and $3.5 million in share-based compensation. The net change in our operating assets and liabilities used cash of $1.3 million and resulted primarily from $1.7 million in payments of termination benefits from our Workforce Reduction, a decrease in collaboration liabilities of $2.0 million in connection with our collaboration agreements with CSL and Mylan, recognition of $1.3 million revenue recognized on the upfront payment from Mylan, and a $4.8 million change in other working capital, partially offset by a decrease of $8.4 million in receivables due from Sandoz for our profit share interest.

Cash used in investing activities

Cash used in investing activities of $146.8 million for the three months ended March 31, 2020 includes cash outflows of $198.1 million for purchases of marketable securities and $0.9 million for purchases of property and equipment, partially offset by cash inflows of $52.1 million from maturities of marketable securities and proceeds of less than $0.1 million from the disposal of equipment.

Cash used in investing activities of $82.1 million for the three months ended March 31, 2019 includes cash outflows of $133.9 million for purchases of marketable securities and $0.1 million for purchases of property and equipment, partially offset by cash inflows of $50.7 million from maturities of marketable securities and $1.3 million in proceeds from the disposal of equipment.

Cash provided by financing activities

Cash provided by financing activities of $8.6 million for the three months ended March 31, 2020 includes proceeds of $8.9 million from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan, partially offset by a $0.3 million payment of financing fees related to the December 2019 public offering of common stock.
Cash provided by financing activities of $2.6 million for the three months ended March 31, 2019 consists solely of proceeds from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan.

 Contractual Obligations

Our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 27, 2020, have not materially changed since we filed that report.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019 are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. There have been no material changes to our critical accounting policies since the filing of such Form 10-K.

New Accounting Standards

Please refer to Note 1 “Nature of Business and Basis of Presentation” to our condensed consolidated financial statements contained in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2020, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. In addition, we are not materially exposed to foreign currency risks. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2020. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial and Business Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

For a discussion of legal matters as of March 31, 2020, please see Note 11, "Commitments and Contingencies" to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.

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

Risks Relating to Our Business
The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.
In December 2019, a strain of novel coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has been declared a pandemic and has spread to multiple global regions, including the United States, Europe, and Asia. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities have been closed and production has been suspended.
In response to the spread of COVID-19, we have suspended patient enrollment in our Energy Study, an adaptive Phase 2/3 clinical study of nipocalimab in wAIHA. In addition, we announced in April 2020 that we may not be able to report interim data for Part B of our our Phase 1/2 study of M254 in ITP as planned in the second quarter of 2020. We also announced that the Company expects to launch its Phase 2 study of M254 in CIDP in 2021, as opposed to the fourth quarter of 2020, as previously disclosed.
In line with guidance from the U.S. Centers for Disease Control and Prevention and the state of Massachusetts, our employees are working remotely, and we have suspended all business travel. As a result of the COVID-19 pandemic, we may experience additional business disruptions that could adversely impact our business, preclinical studies and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•
interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

•
interruption of, or delays in our or our third-party collaborators receiving, supplies of manufactured drug material from third-party manufacturers due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•
interruptions in preclinical or clinical studies due to restricted or limited operations of our third party contractors, including independent clinical investigators, CROs, and other third-party services providers that assist us in managing, monitoring and otherwise carrying out these studies;

•
limitations on our or our third party contractors’ employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of employee or family illness or the desire of employees to avoid contact with large groups of people;

•
interruptions or delays in the operations of our third-party collaborators, which may impact the research, development, manufacturing or commercialization activities for our products and product candidates, including, without limitation, ongoing sales of GLATOPA; and

•	interruption or delays to our other sourced discovery and clinical activities.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, the ultimate impact of the pandemic on financial markets and the global economy, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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
We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend upon our collaborators and other third parties, including sole source suppliers, to provide raw materials meeting FDA quality standards and related regulatory requirements, manufacture the drug substance, produce the final drug product and provide certain analytical services with respect to our products and product candidates. We cannot be certain that we will be able to obtain and/or maintain continuous supply and acceptable supply arrangements of those materials. In addition, our third-party manufacturers, some of which are located in foreign countries, may have the supply of materials to us impacted by public health epidemics or pandemic disease outbreaks, such as the COVID-19 pandemic, equipment failure, natural disaster, labor shortages, cyber-attack or geopolitical risks, including import trade restrictions or significant tariffs or other economic sanctions or other governmental action. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our product candidates or market them, which could have a material adverse effect on our business.
The FDA and other regulatory authorities require that our products be manufactured according to current good manufacturing practices, or cGMP, regulations and that proper procedures are implemented to assure the quality of our sourcing of raw materials and the manufacture of our products. Any failure by us, our collaborators or our third-party manufacturers to comply with cGMP and/or scale-up manufacturing processes could lead to a delay in, or failure to obtain, regulatory approval of proposed products or the delay or cessation of commercial sales of our approved products . In addition, such failure could be the basis for action by the FDA to withdraw approvals for products previously granted to us and for other regulatory action, including product recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions. To the extent we rely on a third-party manufacturer, the risk of non-compliance with cGMPs may be greater and the ability to effect corrective actions for any such noncompliance may be compromised or delayed. For example, on February 17, 2017, we announced that Sandoz’ third party fill/finish manufacturer for GLATOPA, Pfizer Inc., received an FDA warning letter. The FDA applied a compliance hold on the approval of pending drug applications listing the Pfizer Inc. facility, including the ANDA for GLATOPA 40 mg/mL, until satisfactory resolution of the compliance observations in the FDA warning letter. On January 30, 2018, we announced that the FDA had changed the status of Pfizer’s manufacturing facility to Voluntary Action Indicated, which lifted the compliance hold and was followed by a marketing approval in February 2018. The FDA delay in ability to approve GLATOPA 40 mg/mL until satisfactory resolution of the compliance observations in the FDA warning letter greatly increased the risk to us and Sandoz of prior or contemporaneous competition from other generic versions of COPAXONE 40 mg/mL, limiting revenue. Any interruption or delay in a third-party's manufacturing of our products or product candidates could have a material adverse impact on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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
Our ability to generate GLATOPA product revenue also depends in large part on Sandoz' ability to maintain market share and favorable pricing levels for GLATOPA 20 mg/mL and achieve profitable sales and market share for GLATOPA 40 mg/mL. In October 2017, Mylan N.V. announced the launch of its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Since Sandoz' launch of GLATOPA 40 mg/mL, we believe Sandoz has encountered aggressive pricing and contracting tactics from competitors, which has limited uptake of the product and as a result we expect modest sales for the product in the future. Our near-term ability to generate GLATOPA 40 mg/mL product revenue will depend on Sandoz' ability to compete with Teva's three-times-weekly COPAXONE 40 mg/mL product and any generic equivalents. As of March 31, 2020, 40 mg/mL glatiramer acetate injection accounted for approximately 85% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. If other competitors receive approval to market generic versions of the 20 mg/mL or 40 mg/mL formulations of COPAXONE, our product revenue and profits would be further impacted, and as a result, our business, including our near-term financial results and our ability to utilize GLATOPA revenue to fund future discovery and development programs, may suffer.
If our settlement agreement with NGH is not approved by the court or is otherwise not completed, NGH's class action suit against us will continue. We may have to devote substantial time and resources to such a defense and an adverse judgment against us could have a material adverse effect on our business.
On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against us and Sandoz in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic Enoxaparin Sodium Injection alleging that we and Sandoz sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal anti-trust laws. On December 10, 2019, the Company entered into a settlement agreement with NGH in which the Company agreed to pay an aggregate of $35.0 million as consideration for the release of all alleged claims. The settlement agreement remains subject to a fairness hearing and final court approval pursuant to Rule 23 of the Federal Rules of Civil Procedure and the Class Action Fairness Act. If the settlement is not approved by the court or is otherwise not completed, the Company will continue to vigorously defend against the suit. We cannot be certain of the time or resources required for such a defense, and an adverse judgment against us could have a material adverse effect on our business. In addition, potential class members who affirmatively opt out of the class will not be bound by the settlement and will be free to make their own claims against us, if they should choose to do so, which would also require us to devote our resources and time to defend against.
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
Because we have commenced and will continue to conduct clinical trials in the European Union, we and our CROs are subject to many rapidly evolving privacy and data protection laws and regulations in Europe.  This requires us and our CROs to operate in a complex environment where there are significant constraints on how we can process personal data across our business. The European General Data Protection Regulation (the GDPR), which became effective in May 2018, has established stringent data protection requirements for companies doing business in or handling personal data of individuals in the European Union. The GDPR imposes obligations on data controllers and processors including the requirement to maintain a record of their data processing and to implement policies and procedures as part of their mandated privacy governance framework. In addition, the GDPR allows EU member states to make additional laws and regulations further regulating the processing of genetic, biometric or health data. Breaches of the GDPR could result in substantial fines, which in some cases could be up to four percent of our worldwide revenue. In addition, a breach of the GDPR or other data privacy or data protection laws or regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, as well potential civil claims including class action type litigation. There is a risk that we or our CROs may be subject to fines and penalties, litigation and reputational harm if we or they fail to properly process or protect the data or privacy of third parties or comply with the GDPR or other applicable data privacy and data protection regimes.

Risks Relating to Our Financial Position and Need for Additional Capital
We have incurred a cumulative loss since inception. If we do not generate significant revenue, we may not return to profitability.
We have incurred significant losses since our inception in May 2001. At March 31, 2020, our accumulated deficit was approximately $1.1 billion. We may incur annual operating losses over the next several years as we expand our product development, commercialization and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture, market and sell any products we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.
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
As of March 31, 2020, we had cash, cash equivalents and marketable securities totaling approximately $487.9 million. For the three months ended March 31, 2020, we had a net loss of $39.6 million and our operations used cash of $64.6 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development and commercialization of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.
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
Brand companies may develop alternative versions of a reference product as part of a life cycle extension strategy, and may obtain approval of the alternative version under a supplemental new drug application, for a drug, or supplemental biologics license application, for a biologic. The alternative version may offer patients added benefits such as a more convenient form of administration or dosing regimen. Should the brand company succeed in obtaining an approval of an alternative product, it may capture a significant share of the collective reference product market and significantly reduce the market for the original reference product and thereby the potential size of the market for our generic or biosimilar products. For example, as of March 31, 2020, Teva’s three-times-weekly COPAXONE 40 mg/mL and Mylan N.V.’s three-times-weekly generic equivalent product accounted for approximately 85% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. As a result, the market potential for GLATOPA 20 mg/mL has decreased, and may decrease further as additional patients are converted from once-daily COPAXONE or any generic equivalent to three-times-weekly COPAXONE or generic equivalent. In addition, the alternative product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the alternative product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.
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

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2020 and 2019, and (v) Notes to Unaudited, Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.

Date: May 7, 2020	By:	/s/ CRAIG A. WHEELER
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2020	By:	/s/ YOUNG KWON
Young Kwon, Chief Financial and Business Officer
(Principal Financial Officer)

Date: May 7, 2020	By:	/s/ AGNIESZKA CIEPLINSKA
Agnieszka Cieplinska, Chief Accounting Officer
(Principal Accounting Officer)