Form 10-Q
period 2020-06-30
MOMENTA PHARMACEUTICALS INC
filed 2020-08-10
CIK 1235010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 3, 2020, there were 118,848,047 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$191,124	$382,515
Marketable securities	245,174	139,129
Collaboration receivable	6,608	8,013
Prepaid expenses and other current assets	14,465	9,470
Total current assets	457,371	539,127
Marketable securities, long-term	14,315	23,466
Property and equipment, net	10,808	11,499
Restricted cash	1,849	1,849
Intangible assets, net	1,153	1,730
Other long-term assets	37,783	40,694
Total assets	$523,279	$618,365
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,705	$14,140
Accrued expenses	35,444	58,799
Accrued restructuring	34	34
Collaboration liabilities	2,203	4,123
Deferred revenue	711	895
Other current liabilities	28,629	28,113
Total current liabilities	71,726	106,104
Deferred revenue, net of current portion	917	940
Other long-term liabilities	55,319	56,861
Total liabilities	127,962	163,905
Commitments and contingencies (Notes 7 and 11)
Stockholders’ Equity:
Common stock, $0.0001 par value per share, 200,000 shares authorized; 119,163 shares issued and 118,595 shares outstanding at June 30, 2020 and 117,029 shares issued and 116,460 shares outstanding at December 31, 2019	12	12
Additional paid-in capital	1,527,801	1,491,147
Accumulated other comprehensive income	1,086	296
Accumulated deficit	(1,130,468)	(1,033,881)
Treasury stock, at cost, 568 shares at June 30, 2020 and December 31, 2019	(3,114)	(3,114)
Total stockholders’ equity	395,317	454,460
Total liabilities and stockholders’ equity	$523,279	$618,365
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collaboration revenue:
Product revenue	$6,588	$3,333	$15,280	$5,685
Research and development revenue	22	1,849	219	3,610
Total collaboration revenue	6,610	5,182	15,499	9,295
Operating expenses:
Research and development	38,842	32,131	73,049	60,103
General and administrative	25,339	46,609	39,903	70,815
Restructuring	—	132	—	158
Other operating expense	(193)	42,936	593	42,936
Total operating expenses	63,988	121,808	113,545	174,012
Operating loss	(57,378)	(116,626)	(98,046)	(164,717)
Other income, net	346	2,657	1,459	5,905
Net loss	$(57,032)	$(113,969)	$(96,587)	$(158,812)

Basic and diluted net loss per share	$(0.48)	$(1.16)	$(0.82)	$(1.61)
Weighted average shares used in computing basic and diluted net loss per share	117,865	98,595	117,495	98,396

Comprehensive loss:
Net loss	$(57,032)	$(113,969)	$(96,587)	$(158,812)
Net unrealized holding gain on available-for-sale debt securities	1,205	264	790	606
Comprehensive loss	$(55,827)	$(113,705)	$(95,797)	$(158,206)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(96,587)	$(158,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,545	10,032
Share-based compensation expense	24,237	7,136
Amortization of premium (discount) on investments	47	(1,146)
Amortization of intangibles	577	577
Gain on disposal of assets	(23)	(415)
Changes in operating assets and liabilities:
Collaboration receivable	1,405	6,973
Prepaid expenses and other current assets	(4,987)	(668)
Other long-term assets	2,911	5,185
Accounts payable	(9,435)	690
Accrued expenses	(22,229)	830
Accrued restructuring	—	(2,124)
Collaboration liabilities	(1,920)	(449)
Deferred revenue	(207)	(2,847)
Other liabilities	(1,026)	23,776
Net cash used in operating activities	(105,692)	(111,262)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,734)	(1,057)
Proceeds from disposal of equipment	44	2,449
Purchases of marketable securities	(225,673)	(194,527)
Proceeds from maturities and sales of marketable securities	129,522	176,790
Net cash used in investing activities	(97,841)	(16,345)

Cash Flows from Financing Activities:
Payment of financing fees related to public offering	(264)	—
Proceeds from issuance of common stock under stock plans	12,406	2,781
Net cash provided by financing activities	12,142	2,781

Net decrease in cash, cash equivalents and restricted cash	(191,391)	(124,826)
Cash, cash equivalents and restricted cash, beginning of period	384,364	286,232
Cash, cash equivalents and restricted cash, end of period	$192,973	$161,406

Non-Cash Activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$529
Receivable due from stock option exercises	$1,105	$—

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

MOMENTA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Stock					Treasury Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity
Balances at December 31, 2018	98,695	$10	$1,208,025	$(87)	$(743,826)	(229)	$(3,114)	$461,008
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	237	—	2,577	—	—	—	—	2,577
Issuance of restricted stock	280	—	—	—	—	—	—	—
Cancellation/forfeiture of restricted stock	(36)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	3,474	—	—	—	—	3,474
Unrealized holding gain on available-for-sale debt securities	—	—	—	342	—	—	—	342
Net loss	—	—	—	—	(44,843)	—	—	(44,843)
Balances at March 31, 2019	99,176	$10	$1,214,076	$255	$(788,669)	(229)	$(3,114)	$422,558
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	20	—	204	—	—	—	—	204
Issuance of restricted stock	55	—	—	—	—	—	—	—
Cancellation/forfeiture of restricted stock	—	—	—	—	—	(339)	—	—
Share-based compensation expense	—	—	3,662	—	—	—	—	3,662
Unrealized holding gain on available-for-sale debt securities	—	—	—	264	—	—	—	264
Net loss	—	—	—	—	(113,969)	—	—	(113,969)
Balances at June 30, 2019	99,251	$10	$1,217,942	$519	$(902,638)	(568)	$(3,114)	$312,719

	Common Stock					Treasury Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity
Balances at December 31, 2019	117,029	$12	$1,491,147	$296	$(1,033,881)	(568)	$(3,114)	$454,460
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	615	—	8,869	—	—	—	—	8,869
Issuance of restricted stock	536	—	—	—	—	—	—	—
Financing fees related to public offering	—	—	11	—	—	—	—	11
Share-based compensation expense	—	—	4,823	—	—	—	—	4,823
Unrealized holding loss on available-for-sale debt securities	—	—	—	(415)	—	—	—	(415)
Net loss	—	—	—	—	(39,555)	—	—	(39,555)
Balances at March 31, 2020	118,180	$12	$1,504,850	$(119)	$(1,073,436)	(568)	$(3,114)	$428,193
Issuance of common stock pursuant to the exercise of stock options and employee stock purchase plan	382	—	3,537	—	—	—	—	3,537
Issuance of restricted stock	601	—	—	—	—	—	—	—
Share-based compensation expense	—	—	19,414	—	—	—	—	19,414
Unrealized holding gain on available-for-sale debt securities	—	—	—	1,205	—	—	—	1,205
Net loss	—	—	—	—	(57,032)	—	—	(57,032)
Balances at June 30, 2020	119,163	$12	$1,527,801	$1,086	$(1,130,468)	(568)	$(3,114)	$395,317

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

Basis of Presentation

In the opinion of management, the accompanying unaudited, condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial statements for interim periods in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission, or the SEC, on February 27, 2020. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company's audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

2. Supplemental Cash Flow Statement Information

The following table summarizes the Company’s cash, cash equivalents and restricted cash as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$191,124	$382,515
Restricted cash	1,849	1,849
Total	$192,973	$384,364

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

Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The tables below present information about the Company’s assets that are regularly measured and carried at fair value on a recurring basis:

Description	June 30, 2020	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$153,941	$153,941	$—	$—
U.S. government agency securities	6,999	—	6,999	—
Commercial paper obligations	10,497	—	10,497	—
Overnight repurchase agreements	9,000	—	9,000	—
Marketable securities:
U.S. government agency securities	41,169	—	41,169	—
Corporate debt securities	150,481	—	150,481	—
Certificates of deposit	400	—	400	—
Commercial paper obligations	54,228	—	54,228	—
Asset-backed securities	13,211	—	13,211	—
Total	$439,926	$153,941	$285,985	$—

Description	December 31, 2019	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$169,760	$169,760	$—	$—
Overnight repurchase agreements	7,500	—	7,500	—
Corporate debt securities	4,006	—	4,006	—
Marketable securities:
U.S. government agency securities	19,794	—	19,794	—
Corporate debt securities	108,074	—	108,074	—
Certificates of deposit	1,800	—	1,800	—
Commercial paper obligations	18,228	—	18,228	—
Asset-backed securities	14,699	—	14,699	—
Total	$343,861	$169,760	$174,101	$—

Overnight repurchase agreements are classified as Level 2 due to the collateral including both U.S. government-sponsored enterprise securities and treasury instruments.
There were no changes in valuation techniques or transfers between the fair value measurement levels during the three and six months ended June 30, 2020 and 2019. The fair value of Level 2 instruments classified as marketable securities were determined through third party pricing services. For a description of the Company’s validation procedures related to prices provided by third party pricing services, refer to Note 2, “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019. The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash equivalents, collaboration receivable, other current assets, accounts payable, accrued restructuring, and accrued expenses approximate fair value due to their short-term maturities.

4. Cash, Cash Equivalents and Marketable Securities

The following tables summarize the Company’s cash, cash equivalents and marketable securities as of June 30, 2020 and December 31, 2019:

As of June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash, money market funds, commercial paper obligations, overnight repurchase agreements and U.S. government agency securities	$191,122	$2	$—	$191,124
U.S. government agency securities due in one year or less	41,092	77	—	41,169
Corporate debt securities due in one year or less	148,440	707	(1)	149,146
Corporate debt securities due after one year through two years	1,319	17	(1)	1,335
Certificates of deposit due in one year or less	400	—	—	400
Commercial paper obligations due in one year or less	54,006	222	—	54,228
Asset-backed securities due in one year or less	231	—	—	231
Asset-backed securities due after one year through three years	12,917	63	—	12,980
Total	$449,527	$1,088	$(2)	$450,613

Reported as:
Cash and cash equivalents	$191,122	$2	$—	$191,124
Marketable securities	258,405	1,086	(2)	259,489
Total	$449,527	$1,088	$(2)	$450,613

As of December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash, money market funds, corporate debt securities and overnight repurchase agreements	$382,515	$—	$—	$382,515
U.S. government agency securities due in one year or less	19,781	14	(1)	19,794
Corporate debt securities due in one year or less	98,440	212	(6)	98,646
Corporate debt securities due after one year through two years	9,393	35	—	9,428
Certificates of deposit due in one year or less	1,800	—	—	1,800
Commercial paper obligations due in one year or less	18,212	16	—	18,228
Asset-backed securities due in one year or less	660	1	—	661
Asset-backed securities after one year through three years	14,013	25	—	14,038
Total	$544,814	$303	$(7)	$545,110

Reported as:
Cash and cash equivalents	$382,515	$—	$—	$382,515
Marketable securities	162,299	303	(7)	162,595
Total	$544,814	$303	$(7)	$545,110

5. Restricted Cash

The following table summarizes the amounts designated as collateral for letters of credit related to the lease of office and laboratory space in Cambridge, Massachusetts at both June 30, 2020 and December 31, 2019:

Property Location	Letter of Credit Amount	Balance Sheet Classification
	(in thousands)
320 Bent Street	$748	Non-Current Asset
301 Binney Street, Fifth Floor	1,101	Non-Current Asset
Total	$1,849

6. Supplemental Balance Sheet Information

Other Assets

As of June 30, 2020 and December 31, 2019, other long-term assets consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Right-of-use operating lease assets	$37,608	$40,534
Other	175	160
Total other long-term assets	$37,783	$40,694

Accrued Expenses

As of June 30, 2020 and December 31, 2019, accrued expenses consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Accrued compensation	$4,979	$6,177
Accrued research and development costs	7,476	13,051
Accrued legal settlement	20,000	35,000
Accrued professional fees	2,883	4,559
Accrued other	106	12
Total accrued expenses	$35,444	$58,799

Other Liabilities

As of June 30, 2020 and December 31, 2019, other current and long-term liabilities consisted of the following:

Other Current Liabilities

	June 30, 2020	December 31, 2019
	(in thousands)
Contract liability	$22,751	$21,456
Lease liability	5,733	5,448
Other	145	1,209
Total other current liabilities	$28,629	$28,113

Other Long-Term Liabilities

	June 30, 2020	December 31, 2019
	(in thousands)
Lease liability	$31,354	$34,306
Contract liability	23,240	21,767
Other	725	788
Total other long-term liabilities	$55,319	$56,861

        As of June 30, 2020, the Company included $22.8 million in other current liabilities and $23.2 million in other long-term liabilities in connection with its contractual obligations to Human Genome Sciences, Inc., or GSK, under a manufacturing services agreement. Refer to Note 11, "Commitments and Contingencies" herein.

7. Leases

The Company's operating leases primarily relate to its two leased premises and are described in the “Notes to Consolidated Financial Statements” in its Annual Report on Form 10-K for the year ended December 31, 2019.

Lease cost and other information related to the Company's operating leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Lease cost	$2,174	$3,659	$4,348	$7,318
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$2,045	$3,801	$4,089	$7,601

				June 30, 2020
Weighted-average remaining lease term (years)				5.4
Weighted-average discount rate				7.4%

Future minimum lease payments and lease liabilities as of June 30, 2020 were as follows:

Operating leases
(in thousands)
July 1 to December 31, 2020	$4,102
2021	8,351
2022	8,489
2023	8,380
2024	8,549
2025 and beyond	7,225
Total future minimum lease payments	$45,096
Less: imputed interest	(8,009)
Total lease liability	$37,087

Reported as:
Other current liabilities	$5,733
Other long-term liabilities	31,354
Total lease liabilities	$37,087

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

Sandoz began selling Enoxaparin Sodium Injection in July 2010. In June 2015, the Company and Sandoz amended the 2003 Sandoz Agreement to provide that Sandoz would pay the Company 50% of contractually defined profits on sales. Due to increased generic competition and resulting decreased market pricing for the licensed product, Sandoz did not record any profit on sales of the licensed product for the six months ended June 30, 2020 and 2019, and therefore the Company did not record product revenue for the licensed product in those periods. The Company is no longer eligible to receive milestones under the 2003 Sandoz Agreement.

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

On July 10, 2020, the Company and Sandoz entered into an agreement pursuant to which the Company will (i) transfer all of its right, title and interest in the Enoxaparin product to Sandoz and (ii) terminate the 2003 Sandoz Agreement, as described under Note 12, "Subsequent Events" to our condensed consolidated financial statements.

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

As of June 30, 2020, $1.6 million of the transaction price remains allocated to unsatisfied performance obligations and is included in deferred revenue in the condensed consolidated balance sheets. The license and related research and development services performance obligations are expected to be delivered over a period through estimated FDA approval for M710 and through the termination date of the remaining product candidates.

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

	2003 Sandoz Agreement	2006 Sandoz Agreement	Mylan Collaboration Agreement	CSL Collaboration Agreement	Total
Contract assets
Collaboration receivables:
December 31, 2019	$—	$8,013	$—	$—	$8,013
Revenue / cost recovery	—	15,292	13	—	15,305
Cash receipts	—	(16,710)	—	—	(16,710)
June 30, 2020	$—	$6,595	$13	$—	$6,608

Contract liabilities
Deferred revenue:
December 31, 2019	$—	$—	$1,835	$—	$1,835
Revenue recognition	—	—	(207)	—	(207)
June 30, 2020	—	—	1,628	—	1,628
Less: current portion	—	—	(711)	—	(711)
Deferred revenue, net of current portion - June 30, 2020	$—	$—	$917	$—	$917

Collaboration liabilities:
December 31, 2019	$—	$—	$3,142	$981	$4,123
Payments	—	—	(215)	(1,785)	(2,000)
Net collaboration costs incurred in the period	—	—	(1,706)	1,786	80
June 30, 2020	$—	$—	$1,221	$982	$2,203

	Three Months Ended June 30, 2020
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Mylan Collaboration Agreement	CSL License Agreement	Total Collaborations
Product revenue	$—	$6,588	$—	$—	$6,588
Research and development revenue	—	7	15	—	22
Total collaboration revenue	$—	$6,595	$15	$—	$6,610
Operating expenses:
Research and development expense	$—	$46	$2,437	$20	$2,503
General and administrative expense	98	—	153	1	252
Net amount (recovered from) / payable to collaborators	—	—	268	983	1,251
Total operating expenses	$98	$46	$2,858	$1,004	$4,006

	Three Months Ended June 30, 2019
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Mylan Collaboration Agreement	CSL License Agreement	Total Collaborations
Product revenue	$—	$3,333	$—	$—	$3,333
Research and development revenue	—	343	1,506	—	1,849
Total collaboration revenue	$—	$3,676	$1,506	$—	$5,182
Operating expenses:
Research and development expense	$—	$122	$3,765	$19	$3,906
General and administrative expense	7,192	19	201	3	7,415
Net amount (recovered from) / payable to collaborators	—	—	452	2,245	2,697
Total operating expenses	$7,192	$141	$4,418	$2,267	$14,018

	Six Months Ended June 30, 2020
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Mylan Collaboration Agreement	CSL License Agreement	Total Collaborations
Product revenue	$—	$15,280	$—	$—	$15,280
Research and development revenue	—	12	207	—	219
Total collaboration revenue	$—	$15,292	$207	$—	$15,499
Operating expenses:
Research and development expense	$—	$48	$9,918	$35	$10,001
General and administrative expense	188	—	330	3	521
Net amount (recovered from) / payable to collaborators	—	—	(1,711)	1,786	75
Total operating expenses	$188	$48	$8,537	$1,824	$10,597

	Six Months Ended June 30, 2019
	2003 Sandoz Collaboration Agreement	2006 Sandoz Collaboration Agreement	Mylan Collaboration Agreement	CSL License Agreement	Total Collaborations
Product revenue	$—	$5,685	$—	$—	$5,685
Research and development revenue	—	763	2,847	—	3,610
Total collaboration revenue	$—	$6,448	$2,847	$—	$9,295
Operating expenses:
Research and development expense	$—	$176	$6,543	$77	$6,796
General and administrative expense	11,492	44	469	13	12,018
Net amount (recovered from) / payable to collaborators	—	—	313	3,527	3,840
Total operating expenses	$11,492	$220	$7,325	$3,617	$22,654

9. Share-Based Payments

The table below presents share-based compensation expense included in each of the financial statement line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Research and development	$6,934	$1,153	$8,869	$2,240
General and administrative	12,480	2,509	15,368	4,896
Total share-based compensation expense	$19,414	$3,662	$24,237	$7,136

During the six months ended June 30, 2020, the Company granted 1,759,631 stock options with a per share weighted-average grant date fair value of $16.38 and 661,130 restricted stock units to its employees and board members.

2018 and 2019 Performance-Based Restricted Stock Units

Since October 2018 through the end of 2019, the Company granted performance-based restricted stock units, or PSUs, to its employees. The vesting of PSUs is subject to the Company achieving up to three possible performance milestones related to the Company's active novel programs and the employees' continued employment with the Company. One sixth of the units vests upon achievement of each milestone or, if achievement of the performance milestone occurs prior to the first anniversary of the grant date, on the first anniversary of the grant date. An additional one sixth of the units vests on the one-year anniversary of the performance milestone achievement date. At December 31, 2019, the Company concluded that it was probable that one of the possible performance milestones would be achieved and recognized approximately $5.3 million of stock compensation costs related to these awards. During the three months ended March 31, 2020, one of the performance milestones was met and 259,357 PSUs vested. An additional 15,630 PSUs related to achievement of the first milestone vested during the three months ended June 30, 2020. The remaining two performance milestones were met during the three months ended June 30, 2020 and 541,598 PSUs vested. For the six months ended June 30, 2020, the Company recognized approximately $13.5 million of stock-based compensation costs related to PSUs. As of June 30, 2020, up to 892,106 shares of the Company's common stock may be issued under unvested PSUs, subject only to a service condition.

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

For the three and six months ended June 30, 2020 and 2019, basic and diluted net loss per share were the same since all common stock equivalents were anti-dilutive. The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	June 30,
	2020	2019
	(in thousands)
Stock options	6,090	6,321
Restricted stock awards and units	997	869

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

On October 14, 2015, The Hospital Authority of Metropolitan Government of Nashville and Davidson County, Tennessee, d/b/a Nashville General Hospital, or NGH, filed a class action suit against the Company and Sandoz in the United States District Court for the Middle District of Tennessee on behalf of certain purchasers of LOVENOX or generic Enoxaparin Sodium Injection alleging that the Company and Sandoz sought to prevent Amphastar from selling generic Enoxaparin Sodium Injection and thereby exclude competition for generic Enoxaparin Sodium Injection in violation of federal anti-trust laws. On December 10, 2019, the Company entered into a settlement agreement with NGH in which the Company agreed to pay an aggregate of $35.0 million as our portion of the consideration for the release of all alleged claims. The settlement agreement is subject to procedural requirements pursuant to Rule 23 of the Federal Rules of Civil Procedure and the Class Action Fairness Act. If the settlement is not completed, the Company will continue to vigorously defend against the suit. The Company recorded a $35.0 million liability in connection with the settlement in its consolidated balance sheets at December 31, 2019, of which $15.0 million was paid during the six months ended June 30, 2020 and $20.0 million was paid in July 2020.

Purchase Obligations

Under the Company's manufacturing agreement with GSK, as amended in June 2018, the Company is obligated to purchase or pay 100% of committed volumes at specified prices during the calendar years 2019 through 2022. The minimum purchase obligations are subject to annual price increases indexed to a measure of inflation and exclude the cost of raw materials and certain other charges. Consistent with the Company's decision to cease active development of M923, the Company has canceled its manufacturing runs scheduled through 2020 and recorded a charge of $20.9 million during the three months ended June 30, 2019 representing the present value of the minimum purchase obligations. Since the utility of the remaining minimum purchase commitments for the calendar year 2022 was deemed impaired at June 30, 2019, the Company recorded an additional charge of $22.0 million during the three months ended June 30, 2019. The Company's contractual obligations under the manufacturing services agreement were adjusted for the time value of money and changes in fair value, and amounted to $46.0 million as of June 30, 2020.

Leases

As of June 30, 2020, the Company had operating lease agreements for office and laboratory space in Cambridge, MA. Refer to Note 7, "Leases" for additional information regarding the Company's leases.

Other Funding Commitments

As of June 30, 2020, the Company had several ongoing clinical and nonclinical studies for its various pipeline programs. The Company enters into contracts in the normal course of business with contract research organizations and clinical sites for the conduct of clinical trials, professional consultants for expert advice and other vendors. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties. The Company also enters into contracts in the normal course of business with contract manufacturing organizations to produce clinical and commercial materials. These contracts are generally cancellable, with notice, in advance of scheduled manufacturing events without significant penalty. In the event the Company cancels a scheduled manufacturing event within a contractually defined proximity to the scheduled manufacturing date, penalties may be payable to the contract manufacturing organization. As of June 30, 2020, the Company is not within such proximity to any scheduled manufacturing events, that if canceled, would trigger significant cancellation penalties.

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

12. Subsequent Events

The Company reviews all activity subsequent to the end of the quarter but prior to issuance of the condensed consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date. The Company is not aware of any material subsequent events as of the date of filing this Quarterly Report on Form 10-Q, except as follows.

On July 10, 2020, the Company and Sandoz entered into an agreement pursuant to which the Company will (i) transfer all of its right, title and interest in the Enoxaparin product to Sandoz; (ii) terminate the 2003 Sandoz Agreement and (iii) pay $5.0 million to Sandoz by means of an offset, commencing January 1, 2021, to (x) 50% of the Company’s profit share interest from Sandoz on sales of GLATOPA and (y) what the Company’s profit share interest from Sandoz on sales of Enoxaparin would have been prior to the transfer, in the event of the relaunch of the Enoxaparin product.

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
To date, we have devoted substantially all of our capital resource expenditures to the research and development of our product candidates. Although we were profitable in fiscal years 2010 and 2011, since that time we have been incurring operating losses and we expect to incur annual operating losses over the next several years as we advance our drug development portfolio. As of June 30, 2020, we had an accumulated deficit of approximately $1.1 billion. We will need to generate significant revenue to return to profitability. We expect that our return to profitability, if at all, will most likely come from the commercialization of the products in our drug development portfolio.
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

Also in the fourth quarter of 2018, we commenced Unity, our Phase 2 proof-of-concept clinical trial for the treatment of women at high risk for early onset hemolytic disease of the fetus and newborn, or HDFN. In the third quarter of 2019, we commenced Energy Study, our Phase 2/3 clinical trial in warm autoimmune hemolytic anemia, or wAIHA. In July 2019, the Food and Drug Administration, or FDA, granted Fast Track designation for our HDFN and wAIHA indications, which is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill unmet medical need. In July 2020, we announced that the FDA granted Rare Pediatric Disease and Orphan Drug designations for our HDFN indication.
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

Since Sandoz’s launch of GLATOPA 40mg/mL in February 2018, we believe Sandoz has encountered aggressive pricing and contracting tactics from competitors, which has limited uptake of the product and as a result we expect modest revenues for this product in the future. As of June 30, 2020, 40 mg/mL glatiramer acetate injection accounted for approximately 85% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.

GLATOPA refers to GLATOPA 20 mg/mL and GLATOPA 40 mg/mL, collectively.

Enoxaparin Sodium Injection—Generic LOVENOX®

Under the 2003 Sandoz Agreement, Sandoz is obligated to pay us 50% of contractually defined profits on sales of Enoxaparin Sodium Injection. In July 2018, Sandoz notified its customers and the FDA that it will discontinue supplying Enoxaparin Sodium Injection. Sandoz continues to evaluate alternate acceptable contract manufacturers at a price point that will allow for profitable and competitive sales and may decide to relaunch Enoxaparin Sodium Injection at a later date following regulatory approval. We expect future revenues from Sandoz' sales of Enoxaparin Sodium Injection, if any, to be minimal. On July 10, 2020 we and Sandoz entered into an agreement pursuant to which we will (i) transfer all of our right, title and interest in the Enoxaparin product to Sandoz and (ii) terminate the 2003 Sandoz Agreement as described under Note 12, "Subsequent Events" to our condensed consolidated financial statements.

Legal proceedings related to Enoxaparin Sodium Injection are described under Note 11, "Commitments and Contingencies" to our condensed consolidated financial statements.

Impact of COVID-19
We are closely monitoring how the spread of the novel coronavirus, COVID-19, is affecting our employees, business, preclinical studies and clinical trials. In response to the spread of COVID-19, our employees are working remotely, and we have suspended all business travel. In April 2020, we announced that we have temporarily suspended patient enrollment in our Energy Study, an adaptive Phase 2/3 clinical study of nipocalimab in wAIHA. We also announced that we expect to launch our Phase 2 study of M254 in CIDP in 2021, as opposed to the fourth quarter of 2020, as previously disclosed.

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

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

Product revenue includes our contractually defined profits earned on Sandoz’ sales of GLATOPA.

The following data summarizes our collaboration revenues for the periods indicated:

	Three Months Ended June 30,				Change period over period
	2020	% of Total Collaboration Revenue	2019	% of Total Collaboration Revenue	2020 compared to 2019
Collaboration revenue:	(in thousands)	(%)	(in thousands)	(%)	(in thousands)	(%)
Product revenue	$6,588	100%	$3,333	64%	$3,255	98%
Research and development revenue	22	—%	1,849	36%	(1,827)	(99)%
Total collaboration revenue	$6,610	100%	$5,182	100%	$1,428	28%

Product Revenue
Sandoz commenced sales of GLATOPA 20 mg/mL in the United States in June 2015 and GLATOPA 40 mg/mL in February 2018. We earn 50% of contractually defined profits on Sandoz’ worldwide net sales of GLATOPA.
We estimate that the number of prescriptions for GLATOPA 20 mg/mL represented approximately 36% of the once-daily 20 mg/mL U.S. glatiramer acetate market as of June 30, 2020.
Since Sandoz' launch of GLATOPA 40mg/mL in February 2018, we believe Sandoz has encountered aggressive pricing and contracting tactics from competitors, which has limited uptake of the product, and, as a result, we expect modest sales for the product in the future. As of June 30, 2020, 40 mg/mL glatiramer acetate injection accounted for approximately 85% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed.
The increase in product revenue of $3.3 million, or 98%, from the three months ended June 30, 2019 to the three months ended June 30, 2020 was due to higher net sales of GLATOPA.

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

The decrease in research and development revenue of $1.8 million, or 99%, from the three months ended June 30, 2019 to the three months ended June 30, 2020 was due to lower reimbursement revenue for GLATOPA expenses and lower revenue recognized from Mylan's upfront payment due to the partial termination of the Mylan Collaboration Agreement.

Operating Expenses

The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended June 30,				Change period over period
	2020	% of Total Operating Expenses	2019	% of Total Operating Expenses	2020 compared to 2019
	(in thousands)	(%)	(in thousands)	(%)	(in thousands)	(%)
Operating expenses:
Research and development	$38,842	60%	$32,131	26%	$6,711	21%
General and administrative	25,339	40%	46,609	38%	(21,270)	(46)%
Other operating expense	(193)	—%	42,936	36%	(43,129)	(100)%
Restructuring	—	—%	132	—%	(132)	(100)%
Total operating expenses	$63,988	100%	$121,808	100%	$(57,820)	(47)%
Research and Development Expense

Research and development expenses consist of costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. We track the external research and development costs incurred for each of our product candidates. Our external research and development expenses consist primarily of:
•expenses incurred under agreements with consultants, third-party contract research organizations, or CROs, and investigative sites where all of our nonclinical studies and clinical trials are conducted;
•costs of manufacturing clinical trial material, acquiring reference comparator materials and manufacturing nonclinical study supplies and other materials from contract manufacturing organizations, or CMOs, and related costs associated with release and stability testing; and
•costs associated with process development activities.
Internal research and development costs are associated with activities performed by our research and development organization and consist primarily of:
•personnel-related expenses, which include salaries, benefits and share-based compensation; and
•facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization of leasehold improvements and equipment and laboratory and other supplies.
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

The following table sets forth the primary components of our research and development external expenditures, including the amortization of our intangible assets, for each of our principal development programs for the three months ended June 30, 2020 and 2019. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development	Three Months Ended June 30,
		2020	2019
External Costs Incurred by Product Area:		(in thousands)
Novel Therapeutics	Various (1)	$19,734	$16,130
Biosimilars	Various (2)	2,326	4,295
Complex Generics	(3)	47	122
Internal Costs		16,735	11,584
Total Research and Development Expenses		$38,842	$32,131
_______________________________________
(1)Our novel therapeutic programs include M281, for which we commenced two Phase 2 clinical trials during the fourth quarter of 2018 and announced in August 2019 that we commenced an additional Phase 2/3 clinical trial; M230, for which our licensee's, CSL's, Phase 1 study in healthy volunteers to evaluate safety and tolerability of M230 is ongoing; M254, for which we have initiated a Phase 1/2 clinical study in early 2019; as well as other discovery and nonclinical stage programs.
(2)Biosimilars include M710, a biosimilar candidate of EYLEA® (aflibercept). Mylan initiated a pivotal clinical trial in patients in the United States in August 2018, and in December 2018 and February 2019, initiated dosing of patients in the European Union and Japan, respectively. In November 2018, we provided notice to Mylan terminating our participation in the development of our biosimilar programs other than M710.
(3)Includes external costs for GLATOPA and Enoxaparin Sodium Injection. In July 2010, the first ANDA for Enoxaparin Sodium Injection was approved by the FDA, and Sandoz launched the product. In April 2015, the FDA approved the ANDA for once-daily GLATOPA 20 mg/mL. Sandoz launched GLATOPA 20 mg/mL in June 2015. In February 2018, the FDA approved the ANDA for three-times-weekly GLATOPA 40 mg/mL, and Sandoz launched the product. For more information on GLATOPA, see "Legacy Products" section above.
We expect research and development expense to increase for the foreseeable future as our current development programs progress and new programs are added.
External costs of our novel therapeutic programs increased by $3.6 million, or 22%, from the three months ended June 30, 2019 to the three months ended June 30, 2020, and were primarily driven by an increase in manufacturing and clinical trial activity for M254 as described in Note 1 in the above table, partially offset by a decrease in our share of CSL collaboration costs for M230. External expenditures for our biosimilars programs decreased by $2.0 million, or 46%, from the three months ended June 30, 2019 to the three months ended June 30, 2020, primarily due to a decrease in spending on M710 and M923. Internal costs increased by $5.2 million, or 44%, from the three months ended June 30, 2019 to the three months ended June 30, 2020 primarily due to an increase in share-based compensation expense related to PSUs, partially offset by a reduction in lease costs.
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
The decrease of $21.3 million, or 46%, from the three months ended June 30, 2019 to the three months ended June 30, 2020 was primarily due to a payment of $21.0 million to Amphastar in June 2019 reflecting our portion of the settlement payment; lower legal fees and lower depreciation and rent costs due to the modification to the Bent lease in 2019; partially offset by an increase in share-based compensation expense related to PSUs.
Other Operating Expense
Other operating expense for the three months ended June 30, 2020 included a $0.2 million adjustment due to changes in the estimated fair value of the future contractual obligations under our manufacturing services agreement with Human Genome Sciences, Inc., or GSK. Other operating expense was $42.9 million for the three months ended June 30, 2019 and included a take-or-pay purchase obligation under our manufacturing agreement with GSK. Consistent with our decision to cease active development of M923, we canceled our manufacturing runs scheduled through 2020 and recorded a charge of $20.9 million in the three months ended June 30, 2019, representing the minimum purchase obligation. Since the utility of the remaining minimum purchase commitments for the calendar years 2021 through 2022 was deemed impaired at June 30, 2019, we recorded an additional charge of $22.0 million during the six months ended June 30, 2019.

Restructuring

Restructuring charges consist of severance, bonus, share-based compensation, and impairment of equipment associated with our workforce reduction in October 2018.

Other Income, Net

Other income, net includes other items of non-operating income and expense. Other income, net was $0.3 million and $2.7 million for the three months ended June 30, 2020 and 2019, respectively. The decrease of $2.4 million, or 89%, from the three months ended June 30, 2019 to the three months ended June 30, 2020 was primarily the result of interest expense recognized on the purchase commitments under our manufacturing agreement with GSK and lower interest income due to lower market yields on our investments.

Comparison of Six Months Ended June 30, 2020 and 2019

Product revenue includes our contractually defined profits earned on Sandoz’ sales of GLATOPA.

The following data summarizes our collaboration revenues for the periods indicated:

	Six Months Ended June 30,				Change period over period
	2020	% of Total Collaboration Revenue	2019	% of Total Collaboration Revenue	2020 compared to 2019
Collaboration revenue:	(in thousands)	(%)	(in thousands)	(%)	(in thousands)	(%)
Product revenue	$15,280	99%	$5,685	61%	$9,595	169%
Research and development revenue	219	1%	3,610	39%	(3,391)	(94)%
Total collaboration revenue	$15,499	100%	$9,295	100%	$6,204	67%
Product Revenue
The increase in product revenue of $9.6 million, or 169%, from the six months ended June 30, 2019 to the six months ended June 30, 2020 was due to higher net sales of GLATOPA.

Research and Development Revenue

The decrease in research and development revenue of $3.4 million, or 94%, from the six months ended June 30, 2019 to the six months ended June 30, 2020 was due to lower reimbursement revenue for GLATOPA expenses and lower revenue recognized from Mylan's upfront payment due to the partial termination of the Mylan Collaboration Agreement.

Operating Expenses

The following table summarizes our operating expenses for the periods indicated:

	Six Months Ended June 30,				Change period over period
	2020	% of Total Operating Expenses	2019	% of Total Operating Expenses	2020 compared to 2019
	(in thousands)	(%)	(in thousands)	(%)	(in thousands)	(%)
Operating expenses:
Research and development	$73,049	64%	$60,103	35%	$12,946	22%
General and administrative	39,903	35%	70,815	40%	(30,912)	(44)%
Other operating expense	593	1%	42,936	25%	(42,343)	(99)%
Restructuring	—	—%	158	—%	(158)	(100)%
Total operating expenses	$113,545	100%	$174,012	100%	$(60,467)	(35)%
Research and Development Expense
The following table sets forth the primary components of our research and development external expenditures, including the amortization of our intangible assets, for each of our principal development programs for the six months ended June 30, 2020 and 2019. The figures in the table include project expenditures incurred by us and reimbursed by our collaborators, but exclude project expenditures incurred by our collaborators. Although we track and accumulate personnel effort by percentage of time spent on our programs, a significant portion of our internal research and development costs, including salaries and benefits, share-based compensation, facilities, depreciation and laboratory supplies are not directly charged to programs. Therefore, our methods for accounting for internal research and development costs preclude us from reporting these costs on a project-by-project basis.

	Phase of Development	Six Months Ended June 30,
		2020	2019
External Costs Incurred by Product Area:		(in thousands)
Novel Therapeutics	Various (1)	$37,480	$28,893
Biosimilars	Various (2)	7,308	7,174
Complex Generics	(3)	43	176
Internal Costs		28,218	23,860
Total Research and Development Expenses		$73,049	$60,103

_______________________________________
(1)Our novel therapeutic programs include M281, for which we commenced two Phase 2 clinical trials during the fourth quarter of 2018 and announced in August 2019 that we commenced an additional Phase 2/3 clinical trial; M230, for which our licensee's, CSL's, Phase 1 study in healthy volunteers to evaluate safety and tolerability of M230 is ongoing; M254, for which we have initiated a Phase 1/2 clinical study in early 2019; as well as other discovery and nonclinical stage programs.
(2)Biosimilars include M710, a biosimilar candidate of EYLEA® (aflibercept). Mylan initiated a pivotal clinical trial in patients in the United States in August 2018, and in December 2018 and February 2019, initiated dosing of patients in the European Union and Japan, respectively. In November 2018, we provided notice to Mylan terminating our participation in the development of our biosimilar programs other than M710.
(3)Includes external costs for GLATOPA and Enoxaparin Sodium Injection. In July 2010, the first ANDA for Enoxaparin Sodium Injection was approved by the FDA, and Sandoz launched the product. In April 2015, the FDA approved the ANDA for once-daily GLATOPA 20 mg/mL. Sandoz launched GLATOPA 20 mg/mL in June 2015. In February 2018, the FDA approved the ANDA for three-times-weekly GLATOPA 40 mg/mL, and Sandoz launched the product. For more information on GLATOPA, see "Legacy Products" section above.
We expect research and development expense to increase for the foreseeable future as our current development programs progress and new programs are added.
External costs of our novel therapeutic programs increased by $8.6 million, or 30%, from the six months ended June 30, 2019 to the six months ended June 30, 2020, and were primarily driven by an increase in manufacturing and clinical trial activity for M254 and M281 as described in Note 1 in the above table, partially offset by a decrease in our share of CSL collaboration costs for M230. External expenditures for our biosimilars programs increased by $0.1 million, or 2%, from the six months ended June 30, 2019 to the six months ended June 30, 2020, primarily due to an increase in spending on M710, partially offset by a reduction in M923 costs. Internal costs increased by $4.4 million, or 18%, from the six months ended June 30, 2019 to the six months ended June 30, 2020 primarily due to an increase in share-based compensation expense related to PSUs, partially offset by a reduction in lease costs.
General and Administrative
The decrease of $30.9 million, or 44%, from the six months ended June 30, 2019 to the six months ended June 30, 2020 was primarily due to a payment of $21.0 million to Amphastar in June 2019 reflecting our portion of the settlement payment; lower legal fees and lower depreciation and rent costs due to the modification to the Bent lease in 2019; partially offset by an increase in share-based compensation expense related to PSUs.
Other Operating Expense
Other operating expense for the six months ended June 30, 2020 included a $0.6 million adjustment due to changes in the estimated fair value of the future contractual obligations under our manufacturing services agreement with Human Genome Sciences, Inc., or GSK. Other operating expense was $42.9 million for the six months ended June 30, 2019 and included a take-or-pay purchase obligation under our manufacturing agreement with GSK. Consistent with our decision to cease active development of M923, we canceled our manufacturing runs scheduled through 2020 and recorded a charge of $20.9 million in the three months ended June 30, 2019, representing the minimum purchase obligation. Since the utility of the remaining minimum purchase commitments for the calendar years 2021 through 2022 was deemed impaired at June 30, 2019, we recorded an additional charge of $22.0 million during the six months ended June 30, 2019.

Restructuring

Restructuring charges consist of severance, bonus, share-based compensation, and impairment of equipment associated with our workforce reduction in October 2018.

Other Income, Net

Other income, net includes other items of non-operating income and expense. Other income, net was $1.5 million and $5.9 million for the six months ended June 30, 2020 and 2019, respectively. The decrease of $4.4 million, or 75%, from the six months ended June 30, 2019 to the six months ended June 30, 2020 was primarily the result of interest expense recognized on the purchase commitments under our manufacturing agreement with GSK and lower interest income due to lower market yields on our investments.

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

In August 2019, we entered into a sales agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell from time to time, at our option, up to an aggregate of $100.0 million of shares of our common stock through Stifel, as sales agent or principal. Sales of the common stock, if any, will be made by methods deemed to be “at the market offerings.” We have agreed to pay Stifel a commission of up to 3% of the gross proceeds from the sale of the shares of our common stock, if any. The Sales Agreement will terminate upon the earliest of: (a) the sale of $100.0 million of shares of our common stock or (b) the termination of the Sales Agreement by us or Stifel. As of June 30, 2020, we have not sold any shares of common stock under this program.

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

Liquidity and Capital Resources

At June 30, 2020, we had $450.6 million in cash, cash equivalents and marketable securities. In addition, we also held $1.8 million in restricted cash.

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

Cash, Cash Equivalents and Marketable Securities
Our funds at June 30, 2020 were primarily invested in commercial paper, overnight repurchase agreements, asset-backed securities, United States treasury securities, corporate debt securities and United States money market funds, directly or through managed funds, with remaining maturities of 12 months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs.
We do not believe that our cash equivalents and marketable securities were subject to significant market risk at June 30, 2020.

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(105,692)	$(111,262)
Net cash used in investing activities	$(97,841)	$(16,345)
Net cash provided by financing activities	$12,142	$2,781
Net decrease in cash, cash equivalents, and restricted cash	$(191,391)	$(124,826)

Cash used in operating activities

The cash used in operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities.

Cash used in operating activities was $105.7 million for the six months ended June 30, 2020 reflecting a net loss of $96.6 million, partially offset by non-cash charges of $2.1 million for depreciation and amortization of property, equipment and intangible assets and $24.2 million in share-based compensation. The net change in our operating assets and liabilities used cash of $35.4 million and resulted primarily from a $1.9 million decrease in collaboration liability, a $31.6 million decrease in accounts payable and accrued expenses, and $1.9 million in other net changes in our operating assets and liabilities.

Cash used in operating activities was $111.3 million for the six months ended June 30, 2019 reflecting a net loss of $158.8 million, which was partially offset by non-cash charges of $10.6 million for depreciation and amortization of property, equipment and intangible assets and $7.1 million in share-based compensation. The net change in our operating assets and liabilities used cash of $31.4 million and resulted primarily from $7.0 million in receivables due from Sandoz for our profit share interest and a $42.9 million increase in liabilities due to contractual obligations payable to GSK in 2020 through 2022, partially offset by $2.3 million in payments of termination benefits from our Workforce Reduction, recognition of $2.8 million in revenue on the upfront payment from Mylan, and payment of our $15.0 million contractual liability to GSK in respect to the June 2018 agreement amendment.

Cash used in investing activities

Cash used in investing activities of $97.8 million for the six months ended June 30, 2020 includes cash outflows of $225.7 million for purchases of marketable securities and $1.7 million for purchases of property and equipment, partially offset by cash inflows of $129.5 million from maturities of marketable securities and proceeds of less than $0.1 million from the disposal of equipment.

Cash used in investing activities of $16.3 million for the six months ended June 30, 2019 includes cash outflows of $194.5 million for purchases of marketable securities and $1.1 million for purchases of property and equipment, partially offset by cash inflows of $176.8 million from maturities of marketable securities and $2.4 million in proceeds from the disposal of equipment.

Cash provided by financing activities

Cash provided by financing activities of $12.1 million for the six months ended June 30, 2020 includes proceeds of $12.4 million from stock option exercises and purchases of shares of our common stock through our employee stock purchase plan, partially offset by a $0.3 million payment of financing fees related to the December 2019 public offering of common stock.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2020, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio. In addition, we are not materially exposed to foreign currency risks. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative, foreign currency or other financial instruments that would require disclosure under this item.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2020. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial and Business Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS

For a discussion of legal matters as of June 30, 2020, please see Note 11, "Commitments and Contingencies" to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.

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
In line with guidance from the U.S. Centers for Disease Control and Prevention and the state of Massachusetts, our employees are working remotely, and we have suspended all business travel. As a result of the COVID-19 pandemic, we may experience additional business disruptions that could adversely impact our business, preclinical studies and clinical trials, including:
•delays or difficulties in enrolling patients in our clinical trials;
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;
•interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•interruption of, or delays in our or our third-party collaborators receiving, supplies of manufactured drug material from third-party manufacturers due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
•interruptions in preclinical or clinical studies due to restricted or limited operations of our third party contractors, including independent clinical investigators, CROs, and other third-party services providers that assist us in managing, monitoring and otherwise carrying out these studies;
•limitations on our or our third party contractors’ employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of employee or family illness or the desire of employees to avoid contact with large groups of people;
•interruptions or delays in the operations of our third-party collaborators, which may impact the research, development, manufacturing or commercialization activities for our products and product candidates, including, without limitation, ongoing sales of GLATOPA; and
•interruption or delays to our other sourced discovery and clinical activities.

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
Our ability to generate GLATOPA product revenue also depends in large part on Sandoz' ability to maintain market share and favorable pricing levels for GLATOPA 20 mg/mL and achieve profitable sales and market share for GLATOPA 40 mg/mL. In October 2017, Mylan N.V. announced the launch of its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL. Following Mylan N.V.’s entry into the market, Sandoz has defended GLATOPA’s share of the 20 mg/mL glatiramer acetate injection market by using one or more contracting strategies, including but not limited to, lowering its GLATOPA 20 mg/mL price or increasing the discounts or rebates it offers for GLATOPA 20 mg/mL, which has decreased contractual profit share revenue. Since Sandoz' launch of GLATOPA 40 mg/mL, we believe Sandoz has encountered aggressive pricing and contracting tactics from competitors, which has limited uptake of the product and as a result we expect modest sales for the product in the future. Our near-term ability to generate GLATOPA 40 mg/mL product revenue will depend on Sandoz' ability to compete with Teva's three-times-weekly COPAXONE 40 mg/mL product and any generic equivalents. As of June 30, 2020, 40 mg/mL glatiramer acetate injection accounted for approximately 85% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. If other competitors receive approval to market generic versions of the 20 mg/mL or 40 mg/mL formulations of COPAXONE, our product revenue and profits would be further impacted, and as a result, our business, including our near-term financial results and our ability to utilize GLATOPA revenue to fund future discovery and development programs, may suffer.
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
Factors that we believe will materially affect market acceptance of our product candidates under development include:
•the timing of our receipt of any marketing approvals, the terms of any approval and the countries in which approvals are obtained;

•the safety, efficacy and ease of administration of our products;
•the competitive pricing of our products;
•physician confidence in the safety and efficacy of our products;
•the absence of, or limited clinical data available from, sameness testing of our complex generic products and biosimilarity or interchangeability testing of our biosimilar products;
•the success and extent of our physician education and marketing programs;
•the clinical, medical affairs, sales, distribution and marketing efforts of competitors; and
•the availability and amount of government and third-party payer reimbursement.
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
In addition, we may acquire or invest in companies, products and technologies. Such transactions involve a number of risks, including:
•we may find that the acquired company or assets does not further our business strategy, or that we overpaid for the company or assets, or that economic conditions change, all of which may generate a future impairment charge;
•difficulty integrating the operations and personnel of the acquired business, and difficulty retaining the key personnel of the acquired business;
•difficulty incorporating the acquired technologies;
•difficulties or failures with the performance of the acquired technologies or products;
•we may face product liability risks associated with the sale of the acquired company’s products;
•disruption or diversion of management’s attention by transition or integration issues and the complexity of managing diverse locations;

•difficulty maintaining uniform standards, internal controls, procedures and policies;
•the acquisition may result in litigation from terminated employees or third parties; and
•we may experience significant problems or liabilities associated with product quality, technology and legal contingencies.
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
We have incurred significant losses since our inception in May 2001. At June 30, 2020, our accumulated deficit was approximately $1.1 billion. We may incur annual operating losses over the next several years as we expand our product development, commercialization and discovery efforts. In addition, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture, market and sell any products we successfully develop. Accordingly, we may not generate significant revenue in the longer term and, even if we do generate significant revenue, we may never achieve long-term profitability.
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
As of June 30, 2020, we had cash, cash equivalents and marketable securities totaling approximately $450.6 million. For the six months ended June 30, 2020, we had a net loss of $96.6 million and our operations used cash of $105.7 million. We will continue to require substantial funds to conduct research and development, process development, manufacturing, nonclinical testing and clinical trials of our product candidates, as well as funds necessary to manufacture and market products that are approved for commercial sale. Because successful development and commercialization of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.
Our future capital requirements will depend on many factors, including but not limited to:
•the cost of advancing our product candidates and funding our development programs, including the costs of nonclinical and clinical studies, obtaining reference product for nonclinical and clinical studies, manufacturing nonclinical and clinical supply material, and obtaining regulatory approvals;
•the level of sales of GLATOPA 20 mg/mL and of GLATOPA 40 mg/mL;
•the successful commercialization of our other product candidates;
•the impact of prior or contemporaneous competition on our products and product candidates, such as Mylan N.V.'s generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL on GLATOPA 20 mg/mL and GLATOPA 40 mg/mL;
•the receipt of milestone payments under our CSL License Agreement;
•the timing of FDA approval of the products of our competitors;
•the cost of litigation maintaining and enforcing our intellectual property rights and defending intellectual property related claims, that is not otherwise covered by our collaboration agreements, or potential patent litigation with others, as well as any damages, including possibly treble damages, that may be owed to third parties should we be unsuccessful in such litigation;

•the ability to enter into additional strategic alliances for our non-partnered programs, as well as the terms and timing of any milestone, royalty or profit share payments thereunder;
•the scope, progress, results and costs of our research and development programs, including completion of our nonclinical studies and clinical trials;
•the cost of acquiring and/or in-licensing other technologies, products or assets; and
•the cost of manufacturing, marketing and sales activities, if any.
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
A delay or failure of one of our product candidates during nonclinical studies or clinical trials, if required, can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, nonclinical studies and clinical trials, if required, that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:
•regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•our nonclinical studies or clinical trials may produce negative or inconclusive results, and we may be required to conduct additional nonclinical studies or clinical trials or we may abandon projects that we previously expected to be promising;
•enrollment in our clinical trials may be slower than we anticipate, resulting in significant delays, and participants may drop out of our clinical trials at a higher rate than we anticipate;
•we might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;
•regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or if, in their opinion, participants are being exposed to unacceptable health risks;
•the cost of our clinical trials may be greater than we anticipate;
•the effects of our product candidates may not be the desired effects or may include undesirable health risks or our product candidates may have other unexpected characteristics; and
•we may decide to modify or expand the clinical trials we are undertaking if new agents are introduced that influence current standard of care and medical practice, warranting a revision to our clinical development plan.
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
If any of our product candidates receives marketing approval, and we or others later identify undesirable health risks caused by such products, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw approvals of such product;
•we may be required to recall a product or change the way such product is administered to patients;
•additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product;
•regulatory authorities may require additional warnings on the label, such as a “black box” warning or contraindication;
•we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients;
•the product could become less competitive;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
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
Our revenue and profits will depend heavily upon the availability of adequate reimbursement for the use of our approved product candidates from governmental and other third-party payers, both in the United States and in foreign markets. Reimbursement by a third-party payer may depend upon a number of factors, including the third-party payer’s determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
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

Many of our competitors have:
•significantly greater financial, technical and human resources than we have at every stage of the discovery, development, manufacturing and commercialization process;
•more extensive experience in commercializing generic drugs, biosimilars and novel therapeutics, conducting nonclinical studies, conducting clinical trials, obtaining regulatory approvals, challenging patents and manufacturing and marketing pharmaceutical products;
•products that have been approved or are in late stages of development; and
•collaborative arrangements in our target markets with leading companies and/or research institutions.
We face, and will continue to face, competition with regard to our products and, if approved, our product candidates, based on many different factors, including:
•the safety and effectiveness of our products;
•with regard to our generic products and our generic and biosimilar product candidates, the differential availability of clinical data and experience and willingness of physicians, payers and formularies to rely on biosimilarity data;
the timing and scope of regulatory approvals for these products and regulatory opposition to any product approvals;
•the availability and cost of manufacturing, marketing, distribution and sales capabilities;
•the effectiveness of our marketing, distribution and sales capabilities;
•the price of our products;
•the availability and amount of discounts, rebates and third-party reimbursement for our products; and
•the strength of our patent positions.
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
Brand companies may develop alternative versions of a reference product as part of a life cycle extension strategy, and may obtain approval of the alternative version under a supplemental new drug application, for a drug, or supplemental biologics license application, for a biologic. The alternative version may offer patients added benefits such as a more convenient form of administration or dosing regimen. Should the brand company succeed in obtaining an approval of an alternative product, it may capture a significant share of the collective reference product market and significantly reduce the market for the original reference product and thereby the potential size of the market for our generic or biosimilar products. For example, as of June 30, 2020, Teva’s three-times-weekly COPAXONE 40 mg/mL and Mylan N.V.’s three-times-weekly generic equivalent product accounted for approximately 85% of the overall U.S. glatiramer acetate injection market (20 mg/mL and 40 mg/mL) based on volume prescribed. As a result, the market potential for GLATOPA 20 mg/mL has decreased, and may decrease further as additional patients are converted from once-daily COPAXONE or any generic equivalent to three-times-weekly COPAXONE or generic equivalent. In addition, the alternative product may be protected by additional patent rights as well as have the benefit, in the case of drugs, of an additional three years of FDA marketing approval exclusivity, which would prohibit a generic version of the alternative product for some period of time. As a result, our business, including our financial results and our ability to fund future discovery and development programs, would suffer.
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
Many manufacturers of branded products have increasingly used legislative, regulatory and other means to delay regulatory approval and to seek to restrict competition from manufacturers of generic drugs and biosimilars. These efforts have included:
•settling patent lawsuits with generic or biosimilar companies, resulting in such patents remaining an obstacle for generic or biosimilar approval by others;
•seeking to restrict biosimilar commercialization options by seeking to delay the right to adjudicate patent rights under Section 351(l) of the Biologics Price, Competition and Innovation Act or restricting access by biosimilar and generic applicants by litigation or legislative action to the use of inter partes patent review proceedings at the U.S. Patent Office to challenge invalid biologic patent rights;
•settling paragraph IV patent litigation with generic companies to prevent the expiration of the 180-day generic marketing exclusivity period or to delay the triggering of such exclusivity period;
•submitting Citizen Petitions to request the FDA Commissioner to take administrative action with respect to prospective and submitted generic drug or biosimilar applications or to influence the adoption of policy with regard to the submission of biosimilar applications;
•appealing denials of Citizen Petitions in United States federal district courts and seeking injunctive relief to reverse approval of generic drug or biosimilar applications;
•restricting access to reference products for equivalence and biosimilarity testing that interfere with timely generic and biosimilar development plans, respectively;

•conducting medical education with physicians, payers and regulators that claim that generic or biosimilar products are too complex for generic or biosimilar approval and influence potential market share;
•seeking state law restrictions on the substitution of generic and biosimilar products at the pharmacy without the intervention of a physician or through other restrictive means such as excessive recordkeeping requirements or patient and physician notification;
•seeking federal or state regulatory restrictions on the use of the same non-proprietary name as the reference brand product for a biosimilar or interchangeable biologic;
•seeking federal reimbursement policies that do not promote adoption of biosimilars and interchangeable biologics;
•seeking changes to the United States Pharmacopeia, an industry recognized compilation of drug and biologic standards;
•pursuing new patents for existing products or processes which could extend patent protection for a number of years or otherwise delay the launch of generic drugs or biosimilars; and
•influencing legislatures so that they attach special regulatory exclusivity or patent extension amendments to unrelated federal legislation.
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
Because we have limited internal capabilities for late-stage product development, manufacturing, sales, marketing and distribution, we may need to enter into strategic alliances with other companies in addition to our current alliances with Sandoz, Mylan and CSL. In such alliances, we would expect our collaboration partners to provide substantial capabilities in clinical development, manufacturing, regulatory affairs, sales and marketing. We may not be successful in entering into any such alliances as a result of many factors including the following:
•competition in seeking appropriate collaborators;
•restrictions on future strategic alliances in existing strategic alliance agreements;
•a reduced number of potential collaborators due to recent business combinations of large pharmaceutical companies;
•inability to negotiate strategic alliances on a timely basis; and
•inability to negotiate strategic alliances on acceptable terms.
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
Provisions in our certificate of incorporation and our by-laws may delay or prevent an acquisition of us or a change in our management. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:
•a classified board of directors;
•a prohibition on actions by our stockholders by written consent; and
•limitations on the removal of directors.
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
The stock market in general and the market prices for securities of biotechnology companies in particular have experienced extreme volatility that often has been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock has been, and is likely to continue to be, volatile. Furthermore, our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•delays in achievement of, or failure to achieve, program milestones that are associated with the valuation of our company or significant milestone revenue;
•failure of GLATOPA 20 mg/mL to sustain or GLATOPA 40 mg/mL to achieve profitable sales or market share that meet expectations of securities analysts;
•litigation involving our company or our general industry or both;
•a settlement related to any case; or a decision in favor of third parties in antitrust litigation filed against us;
•announcements by other companies regarding the status of their ANDAs for generic versions of COPAXONE;
•marketing and/or launch of other companies’ generic versions of COPAXONE, such as Mylan N.V.'s October 2017 launch of its generic equivalents of COPAXONE 20 mg/mL and 40 mg/mL;
•adverse FDA decisions regarding the development requirements for one of our biosimilar product candidates or failure of our other product applications to meet the requirements for regulatory review and/or approval;
•results or delays in our or our competitors’ clinical trials or regulatory filings;
•enactment of legislation that repeals the law enacting the biosimilar regulatory approval pathway or amends the law in a manner that is adverse to our biosimilar development strategy;
•failure to demonstrate biosimilarity or interchangeability with respect to our biosimilar product candidates such as M710;
•demonstration of or failure to demonstrate the safety and efficacy for our novel product candidates;
•our inability to manufacture any products in conformance with cGMP or in sufficient quantities to meet the requirements for the commercial sale of the product or to meet market demand;
•failure of any of our product candidates, if approved, to achieve commercial success;
•the discovery of unexpected or increased incidence in patients’ adverse reactions to the use of our products or product candidates or indications of other safety concerns;
•developments or disputes concerning our patents or other proprietary rights;
•changes in estimates of our financial results or recommendations by securities analysts;
•termination of any of our product development and commercialization collaborations, or changes in our development or commercialization strategy for wholly-owned product candidates;
•significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•investors’ general perception of our company, our products, the economy and general market conditions;
•rapid or disorderly sales of stock by holders of significant amounts of our stock; or
•significant fluctuations in the price of securities generally or biotechnology company securities specifically.
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

Item 6. EXHIBITS

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Third Amended and Restated Certificate of Incorporation.	S-3	3.1	4/30/2013	333-188227
3.2	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of Momenta Pharmaceuticals, Inc.	8-K	3.1	1/30/2019	000-50797
3.3	Fourth Amended and Restated By-Laws of the Registrant, adopted on March 14, 2017.	8-K	3.1	3/17/2017	000-50797
*#10.1	Momenta Pharmaceuticals, Inc. 2013 Incentive Award Plan, as amended and restated.
*10.2	Agreement dated July 10, 2020, by and between Momenta Pharmaceuticals, Inc. and Sandoz AG
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are not embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

# Management contract or compensatory plan or arrangement.

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2020 and 2019, and (v) Notes to Unaudited, Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Momenta Pharmaceuticals, Inc.

Date: August 10, 2020	By:	/s/ CRAIG A. WHEELER
Craig A. Wheeler, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ YOUNG KWON
Young Kwon, Chief Financial and Business Officer
(Principal Financial Officer)

Date: August 10, 2020	By:	/s/ AGNIESZKA CIEPLINSKA
Agnieszka Cieplinska, Chief Accounting Officer
(Principal Accounting Officer)